Form 10QSB
period 2007-06-30
Sustut Exploration Inc
filed 2007-08-14
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-QSB

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007

or

o	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______to______.

Sustut Exploration, Inc.
(Exact name of registrant as specified in Charter)

Delaware	333-143215
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1420 5th Avenue #220
Seattle, Washington 98101
 (Address of Principal Executive Offices)
 ___________

(206) 274-5321
 (Issuer Telephone number)
___________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesNo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X]   No[  ]

As of August 13, 2007 the registrant had issued and outstanding 16,059,000 shares of common stock, par value $.001 per share.

SUSTUT EXPLORATION, INC.

FORM 10QSB

 JUNE 30, 2007

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

SUSTUT EXPLORATION, INC.
(an exploration stage company)

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of June 30, 2007

ASSETS

CURRENT ASSETS	6/30/2007	12/31/2006

Cash	$15,786	$4,893

Total Current Assets	15,786	4,893

TOTAL ASSETS	$15,786	$4,893

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,000	$2,500

Total Current Liabilities	3,000	2,500

LONG-TERM LIABILITIES

Payable agreement for claim rights	20,000	20,000

TOTAL LIABILITIES	$23,000	$22,500

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,058,000 and 16,000,000, respectively	16,058	16,000
Additional paid in capital	71,342	54,000
Accumulated deficit during development stage	(94,614)	(87,607)

Total Stockholders' Equity	(7,214)	(17,607)

TOTAL LIABILITIES AND EQUITY	$15,786	$4,893

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the six months ended June 30, 2007 and 80 days ended June 30, 2006, and
From inception (April 11, 2006) through June 30, 2007

			FROM
	06/30/07	06/30/06	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	7,007	10,072	19,614

GENERAL EXPLORATION	-	75,000	75,000

OPERATING INCOME	(7,007)	(85,072)	(94,614)

ACCUMULATED DEFICIT, BEGINNING	(87,607)	-	-

ACCUMULATED DEFICIT, ENDING	$(94,614)	$(85,072)	$(94,614)

Earnings (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares	16,049,814	15,886,364

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2007 and 80 days ended June 30, 2006

	06/30/07	06/30/06

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	6,472	10,072

GENERAL EXPLORATION	-	75,000

OPERATING INCOME	(6,472)	(85,072)

ACCUMULATED DEFICIT, BEGINNING	(88,142)	-

ACCUMULATED DEFICIT, ENDING	$(94,614)	$(85,072)

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation
April 11, 2006 at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash
April 16, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)	-	-	-	(87,607)	(87,607)

Balance, December 31, 2006	16,000,000	$16,000	$54,000	$(87,607)	$(17,607)

Common stock issued for cash	59,000	59	17,641		17,700
February 21, 2007 at $0.30
per share on private placement

Cancellation of common stock	(1,000)	(1)	(299)		(300)
issued for cash March 21, 2007
at $.30 per share

Net income (loss)	-	-	-	(7,007)	(7,007)

Balance, June 30, 2007	16,058,000	$16,058	$71,342	$(94,614)	$(7,214)

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 80 days ended June 30, 2006, and
From inception (April 11, 2006) through June 30, 2007

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	06/30/07	06/30/06	INCEPTION

Net income (loss)	$(7,007)	$(85,072)	$(94,614)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	-	10,000	10,000
Increase (Decrease) in Accrued Expenses	500	-	3,000
Increase (Decrease) in claims payable	-	20,000	20,000

Total adjustments to net income	500	30,000	33,000

Net cash provided by (used in) operating activities	(6,507)	(55,072)	(61,614)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	17,400	60,000	77,400

Net cash provided by (used in) financing activities	17,400	60,000	77,400

CASH RECONCILIATION

Net increase (decrease) in cash	10,893	4,928	15,786
Cash - beginning balance	4,893	-	-

CASH BALANCE END OF PERIOD	$15,786	$4,928	$15,786

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION

Sustut Exploration, Inc. (the Company), an exploration stage company, was incorporated on April 11, 2006 in the State of Delaware.  The Company is an exploration stage mineral company.  On May 5, 2006 the Company became actively engaged in acquiring mineral properties and raising capital.  The Company did not have any significant exploration operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

The Company’s fiscal year end is December 31.

On May 5, 2006, the Company acquired one mineral claim located near Smithers, British Columbia, Canada.  The property consists of one mineral claim and is contiguous hard rock mineral.

The Company's financial statements have been presented on the basis that  it  is  a going concern, which contemplates the realization of the mineral properties  and  other  assets and the satisfaction of liabilities in the normal course  of  business.  The  Company  has  incurred  losses from inception  to June 30, 2007. The Company has not realized economic production from  its  mineral  properties  as  of  June 30, 2007.    These factors raise substantial  doubt  about  the Company's ability to continue as a going concern. Management  continues  to  actively  seek  additional sources of capital to fund current  and  future  operations. There is no assurance that the Company will be successful  in  continuing to raise additional capital, establishing probable or proven  reserves,  or  determining  if  the mineral properties can be mined economically. These financial statements do not include any adjustments that might result  from  the  outcome  of  these  uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting.  Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry.  Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates

The  preparation  of  the  financial  statements  in  conformity  with generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect  the  reported  amount  of assets and liabilities, and disclosure  of  contingent  liabilities at the date of the financial statements, and  the  reported  amount of revenues and expenses during the reporting period. Actual  results  could  differ  from  those  results.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

Accounts Receivable, deposits, Accounts Payable and accrued Expenses

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established.  Normal operating refundable Company deposits are listed as Other Assets.  Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Non-mining Property and Equipment

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets.  Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company’s capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Income  Taxes

The  Company accounts for income taxes using the liability method which requires recognition  of  deferred tax liabilities and assets for the expected future tax consequences  of  events  that have been included in the financial statements or tax  returns.  Deferred  tax  assets and liabilities are determined based on the difference  between  the  financial  statements  and  tax  basis  of  assets and liabilities  using  enacted  tax  rates  in  effect  for  the  year in which the differences  are  expected  to  reverse.  The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation

The Financial Accounting Standards Board issued Statement of Financial  Accounting  Standards  No.  123(R),  "Accounting  for  Stock-Based Compensation,"  (SFAS  123(R)).  SFAS  123(R)  requires  that  companies  recognize compensation  expense  for  grants  of  stock,  stock  options, and other equity instruments  based on fair value.  The  Company has adopted SFAS  123(R)  in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk

For  purposes  of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawel restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions

The Company’s functional currency is the US dollar.  No material translations or transactions have occurred.  Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings  Per  Share

In  February  1997,  the  Financial  Accounting  Standards  Board  (FASB) issued Statement  of  Financial  Accounting Standards No. 128 (SFAS 128), "Earnings Per Share".  SFAS 128  replaces the presentation of primary earnings per share with a presentation of  basic  earnings  per  share based upon the weighted average number of common shares  for  the  period.

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or  management,  and  (2)  other  related  parties  are  as  follows:

The Company has ownership of the Don 1-2 claims which were placed in trust with the Company’s President.

The Company has stock-based compensation with directors of the Company as disclosed in Footnote No. 7.

NOTE  4  -  MINERAL  PROPERTIES

The  Company's  net  investment in mineral properties include one claim as described in footnote number 1 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry .  Currently the Company does not have proven reserves by a geological study and will begin to capitalize amortizable property once reserves have been proven.

NOTE  5 -  INCOME  TAXES

The Company has available net operating loss carryforwards of $94,614 for financial  statement  and federal  income  tax  purposes.  These  loss  carryforwards  expire  if not used by the year 2026 and 2007.  The Company’s management has decided a valuation allowance in the amount of approximately $17,600 is necessary to reduce any tax benefits of using the net operating losses to offset future tax liabilities.  The future available  benefits  are  more likely than not to expire before they can be used based on current uncertainties.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – CLAIM AGREEMENT

On May 5, 2006, the Company entered into an agreement with Richard Simpson of Vancouver, BC to acquire one rock mineral claim covering 445.70 hectares.  The agreement called for a 100% interest in the claims subject to a 2.5% Net Smelter Royalty (NSR) for a total of $25,000.  1.5% of the NSR can be acquired for $1.0 million within 12 months from commencement of commercial production.  Advance royalties of $20,000 shall be paid annually commencing   January 17, 2010.  The purchase of the claim required payment of $55,000 on May 15, 2006 and a further $20,000 on or before May 15, 2008

NOTE  7 -  SHAREHOLDERS'  EQUITY

Common Stock

The Company has authorized two hundred million (200,000,000) shares of common stock with a par value of $.001.

Upon incorporation the Company issued 10,000,000 common shares to directors of the Company as compensation in the amount of $10,000, or $0.001 per share.

During April 2006 the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $60,000 in the issuance of 6,000,000 shares of common stock for the purpose of acquisition and exploration of mining properties.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

During February 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $17,700 in the issuance of 59,000 shares of common stock at $.30 per share. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

During March 2007, the Company cancelled the issuance of 1,000 shares of common stock at $.30 per share.

NOTE  8 -  COMMITMENTS  AND  CONTINGENCIES

The Company’s claim will revert back to the seller within no less than a 10 day period if the Company fails to make the advance royalty payments per the sales contract commencing 5 years from the date of the agreement.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE  9 -  LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Report on Form 10-QSB as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On June 30, 2007 we had $15,786 in cash in the bank. We estimate that in order to carry forward over the next 12 months we will need approximately $32,500 to pay for office expenses and our “phase 1” exploration program. Based upon our present capital, we do not have enough capital to pay for the $30,000 that is necessary to complete our planned “phase 1” exploration program. We need to spend a minimum of $4.00 per hectare in exploration work or pay the equivalent to the Province of BC Ministry of Finance and a $0.40 filing fee per hectare annually to maintain our claim. Based upon the one claim that the company has that totals 447 hectares we would need to pay a minimum of $1966.80 annually to maintain our claim. Our estimated annual office expenses are approximately $2,500. If we do not raise additional capital we will be unable to pay the further $20,000 that is owed by May 15, 2008 as per our agreement with Richard Simpson the seller of our property.

We will need to raise additional funds through private debt or the sale of equities to meet our capital requirements. We have no present loans or arrangements to cover our capital requirements. If we do not raise additional capital we will not be able to implement our business plan. We can only conduct our “phase 1” exploration program from mid May to mid October only due to inclement weather conditions. If we do not raise the $30,000 needed for the “phase 1” program by the end of September 2007, we will have to wait until mid May 2008 to commence the program.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the company has experienced losses since inception. Our financial situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Organization

We were organized as a Delaware Corporation on April 11, 2006 for the purpose of locating and developing a copper-gold exploration property in the Province of British Columbia.

Overview

On May 5, 2006 we entered into an option agreement with Richard Simpson to acquire a 100% interest in the “Willowvale Project”. The property was acquired from Richard Simpson by paying him $55,000 on May 5, 2006. The company must pay advance royalties of $20,000 annually commencing on January 17, 2010. Upon commercial production, the property will be subject to a 2.5% Net Smelter Royalty (“NSR”). 1.5% of the “NSR” can be acquired for $1.0 million within 12 months from commencement of commercial production.

If Sustut fails to make the advance royalty payments on the five year anniversary of the claims, as described in the agreement with Richard Simpson the company agrees to transfer the claim back to Richard Simpson within no less than a 10 day period.

The Willovale Project consists of one claim totaling 447 hectares. The property is owned 100% by Terry Hughes as President in trust for Sustut Exploration Inc. The claims are located in the Omineca Mining Division, NTS map sheet 94D/10E. The property is 4.5km east of the Sustut River in the Province of British Columbia, Canada. The property is owned by the Province of British Columbia, which grants the mineral claim.

Currently we are not aware of any native land claim that might affect our title to the mineral claim. Although we are unaware of any situation that would threaten our claim, it is possible that a native land claim could be made in the future. The Canadian federal and provincial governments policy at this time is to consult with all the potentially affected native bands and other stakeholders in the area of any proposed commercial production. If we should encounter a situation where a native band or group claims an interest in our claim, we may choose to provide compensation to the affected party in order to continue with our exploration work. If such an option is not available we may have to relinquish our interest in the willow project.

The British Columbia government released “The BC Mining Plan” in January 2005 to help ensure the mining industry that Province is committed to remain competitive in the global mineral exploration sector. British Columbia currently has nine operating mines, of which six produce copper-gold. The exploration expenditures in BC topped $100 million in 2004 according to the BC Mine Plan.

The B.C. Mine Plan outlines the following:

•	B.C. Mineral potential is good
•	B.C. Has untapped reserves of metals
•	Competitive taxes
•	Streamlined regulatory requirements
•	Electricity rates are among the lowest in North America
•	Highly skilled work force
•	Well developed infrastructure

The plan addresses a range of factors that set the stage for a healthy mining industry that delivers community benefits and is sustainable for years to come.

The Canadian Federal Government and the Provinces offer very attractive tax breaks for investors in exploration companies. The Federal and Provincial Tax Credits are a tax advantage investment that is made into a company carrying out grassroots exploration work in Canada. The mining company enters into an agreement with an investor and “flow-through mining expenditure” is incurred by the company and the individual can claim over 100% of that investment off earned income. The B.C. Government will grant in addition to the Federal 15% tax credit a further 20% non-refundable tax credit for qualified investments made in new B.C. mineral exploration. Hence, an investor who is taxed at the highest marginal rate would receive a 141% tax deduction from earned income. The company must be publicly trading in order to deal with this tax advantage investment.

The next twelve months

The companies plan of operations over the next twelve months is to raise additional capital to complete the planned “phase 1” exploration program. The following is an exploration budget that is outlined in the summary geology report that was prepared for the company by George Nicholson, P.Geo.

Item Description	Cost Estimate
Helicopter support (6 hrs x $1,000/hr)	$6,000
Labour (2 tech. x 7 days @ $350/day)	$4,900
Sample Analyses (100 soil + 50 rock @ $30/sample)	$4,500
Room and board	$2,000
Mob./Demob. + truck + fuel	$3,000
Report and drafting	$5,000
10% contingency	$2,500
Total	$27,900
ROUNDED = $30,000

At present, we do not have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses and we must raise more capital by May 15, 2008 to carry out further exploration programs to maintain our interest in the WILLOW claim. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof.

We plan to raise a minimum of $30,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during the fall of 2007. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTUT EXPLORATION, INC.

Date: August 14, 2007	By:	/s/ Terry Hughes
Terry Hughes
President, Chief Executive Officer and Chief Financial Officer