Form 10QSB
period 2007-09-30
Sustut Exploration Inc
filed 2007-11-13
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-QSB
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Sustut Exploration, Inc.
(Exact name of registrant as specified in Charter

Delaware	333-143215
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1420 5th Avenue #220
Seattle, Washington 98101
 (Address of Principal Executive Offices)
 ___________

(206) 274-5321
 (Issuer Telephone number)
___________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007: 16,059,000 shares of common stock.

SUSTUT EXPLORATION, INC.

FORM 10QSB

 SEPTEMBER 30, 2007

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

SIGNATURE

 Item 1. Financial Information

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

SUSTUT EXPLORATION, INC.
(an exploration stage company)

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of September 30, 2007

ASSETS

CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$13,617	$4,893

Total Current Assets	13,617	4,893

TOTAL ASSETS	$13,617	$4,893

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,500	$2,500
Payable agreement for claim rights	20,000	-

Total Current Liabilities	23,500	2,500

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	20,000

TOTAL LIABILITIES	23,500	22,500

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,059,000 and 16,000,000, respectively	16,059	16,000
Additional paid in capital	71,641	54,000
Accumulated deficit during development stage	(97,583)	(87,607)

Total Stockholders' Equity	(9,883)	(17,607)

TOTAL LIABILITIES AND EQUITY	$13,617	$4,893

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months ended September 30, 2007 and 173 days ended September 30, 2006, and
From inception (April 11, 2006) through September 30, 2007

			FROM
	09/30/07	09/30/06	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	9,976	10,085	22,583

GENERAL EXPLORATION	-	75,000	75,000

OPERATING INCOME	(9,976)	(85,085)	(97,583)

ACCUMULATED DEFICIT, BEGINNING	(87,607)	-	-

ACCUMULATED DEFICIT, ENDING	$(97,583)	$(85,085)	$(97,583)

Earnings (loss) per share, basic	$(0.00)	$(0.02)

Weighted average number of common shares	16,008,263	4,509,589

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ended September 30, 2007 and 2006

	09/30/07	09/30/06

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,969	13

GENERAL EXPLORATION	-	-

OPERATING INCOME	(2,969)	(13)

ACCUMULATED DEFICIT, BEGINNING	(94,614)	(85,072)

ACCUMULATED DEFICIT, ENDING	$(97,583)	$(85,085)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation
April 11, 2006 at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash
April 16, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(87,607)	(87,607)

Balance, December 31, 2006	16,000,000	16,000	54,000	(87,607)	(17,607)

Common stock issued for cash	59,000	59	17,641		17,700
February 21, 2007 at $0.30
per share on private placement

Cancellation of common stock	(1,000)	(1)	(299)		(300)
issued for cash March 21, 2007
at $.30 per share

Common Stock issued for cash	1,000	1	299		300
July 4, 2007 at $0.30 per
share on private placement

Net income (loss)				(9,976)	(9,976)

Balance, September 30, 2007	16,059,000	$16,059	$71,641	$(97,583)	$(9,883)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 173 days ended September 30, 2006, and
From inception (April 11, 2006) through September 30, 2007

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	09/30/07	09/30/06	INCEPTION

Net income (loss)	$(9,976)	$(85,085)	$(97,583)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	-	10,000	10,000
Increase (Decrease) in Accrued Expenses	1,000	-	3,500
Increase (Decrease) in claims payable	-	20,000	20,000

Total adjustments to net income	1,000	30,000	33,500

Net cash provided by (used in) operating activities	(8,976)	(55,085)	(64,083)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	17,700	60,000	77,700

Net cash provided by (used in) financing activities	17,700	60,000	77,700

CASH RECONCILIATION

Net increase (decrease) in cash	8,724	4,916	13,617
Cash - beginning balance	4,893	-	-

CASH BALANCE END OF PERIOD	$13,617	$4,916	$13,617

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

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

The Company's financial statements have been presented on the basis that  it  is  a going concern, which contemplates the realization of the mineral properties  and  other  assets and the satisfaction of liabilities in the normal course  of  business.  The  Company  has  incurred  losses from inception  to September 30, 2007. The Company has not realized economic production from  its  mineral  properties  as  of  September 30, 2007.    These factors raise substantial  doubt  about  the Company's ability to continue as a going concern. Management  continues  to  actively  seek  additional sources of capital to fund current  and  future  operations. There is no assurance that the Company will be successful  in  continuing to raise additional capital, establishing probable or proven  reserves,  or  determining  if  the mineral properties can be mined economically. These financial statements do not include any adjustments that might result  from  the  outcome  of  these  uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting.  Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry.  Certain period expenses are recorded when obligations are incurred.

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

NOTE  5 -  INCOME  TAXES

The Company has available net operating loss carryforwards of $97,583 for financial  statement  and  federal  income  tax  purposes.  These loss  carryforwards  expire  if not used by the year 2026 and 2007.  The Company’s management has decided a valuation allowance in the amount of approximately $17,600 is necessary to reduce any tax benefits of using the net operating losses to offset future tax liabilities.  The future available  benefits  are  more likely than not to expire before they can be used based on current uncertainties.

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

During July 2007, the Company has reissued 1,000 shares of common stock at $0.30 per share that were cancelled during March 2007.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On September 30, 2007 we had $13,617 in cash in the bank. We estimate that in order to carry forward over the next 12 months we will need approximately $32,500 to pay for office expenses and our “phase 1” exploration program. Based upon our present capital, we do not have enough capital to pay for the $30,000 that is necessary to complete our planned “phase 1” exploration program. We need to spend a minimum of $4.00 per hectare in exploration work or pay the equivalent to the Province of BC Ministry of Finance and a $0.40 filing fee per hectare annually to maintain our claim. Based upon the one claim that the company has that totals 447 hectares we would need to pay a minimum of $1966.80 annually to maintain our claim. Our estimated annual office expenses are approximately $2,500. If we do not raise additional capital we will be unable to pay the further $20,000 that is owed by May 15, 2008 as per our agreement with Richard Simpson the seller of our property.

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

Currently we are not aware of any native land claim that might affect our title to the mineral claim. Although we are unaware of any situation that would threaten our claim, it is possible that a native land claim could be made in the future. The Canadian federal and provincial government’s policy at this time is to consult with all the potentially affected native bands and other stakeholders in the area of any proposed commercial production. If we should encounter a situation where a native band or group claims an interest in our claim, we may choose to provide compensation to the affected party in order to continue with our exploration work. If such an option is not available we may have to relinquish our interest in the willow project.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUSTUT EXPLORATION, INC.

Date: November 13, 2007	By:	/s/ Terry Hughes
Terry Hughes
President, Chief Executive Officer and Chief Financial Officer