Form 10KSB
period 2007-12-31
Sustut Exploration Inc
filed 2008-03-18
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  333-143215

SUSTUT EXPLORATION, INC.
(Exact name of issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 5th Avenue #220 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 274-5321

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 14, 2008: $1,211,800.

Number of the issuer’s Common Stock outstanding as of March 14, 2008: 16,059,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐  No☒

Tabel of Contents

1

Tabel of Contents

PART I
Item 1.    Description of Business.

We are a Delaware corporation formed on April 11, 2006 to search for available properties in north central British Columbia. In May 2006, we entered into an agreement which was negotiated at arms length with Richard Simpson to acquire a 100% interest in the WILLOW claim. The claim is located in the Omineca Mining Division, NTS map sheet 94D/10E. The property is 4.5 km east of the Sustut River in British Columbia. The property can be acquired from Simpson by paying a total of $75,000 in two option payments. The property is subject to annual advance Royalty payments of $20,000 commencing January 17, 2010. After we have earned our 100% interest in the WILLOW claim, the property will be subject to a 1½% Net Smelter Return (“NSR”) of which 1 ½% can be purchased for $1,000,000 within 12 months of the commencement of commercial production.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% interest in a mineral claim that we refer to as the WILLOW mineral claim. Further exploration of this mineral claim is required before a final determination as to their viability can be made. Although there is evidence of exploratory work on the claim conducted by prior owners, reliable records of this work are limited. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possess commercially exploitable quantities of copper. We will not be able to determine whether or not our mineral claim contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Once we receive the results of our first exploration program, our board of directors in consultation with our consulting geologist will assess whether to proceed with further exploration. Our initial program will cost approximately $30,000 and the report of our consulting geologist should be available in December 2007. In the event that a follow-up exploration program is undertaken, the costs are expected to be approximately $85,000 and the geologist’s report should be available by fall of 2007. The existence of commercially exploitable mineral deposits in the WILLOW mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program. If we are unable to delineate commercial quantities of copper on the WILLOW claim we may have to cease operations on the WILLOW claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the WILLOW claim.

Item 2.    Description of Property.

We currently use approximately 400 square feet of leased office space at 1420 5th Avenue #220 Seattle, Washington 98101. We lease such space from the Regus Group for $237.00 month which covers the use of the telephone, office equipment and furniture.

Mineral Property Agreement

On May 5, 2006, we entered into an agreement with Richard Simpson to acquire a 100% interest in the WILLOW claim. Sustut Exploration, Inc. WILLOW mineral claim is situated approximately 25km east of Johansen Lake in the Province of British Columbia. The property can be acquired from Mr. Simpson by paying him option payments totaling $75,000. After we have earned our 100% interest in the WILLOW claim, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000.

Property Option Payments

We are required to pay Mr. Simpson two Option Payments to keep our Agreement in good standing. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$ 55,000	Paid
Final	$ 20,000	May 15, 2008
Total	$ 75,000

Net Smelter Royalty

Net Smelter Returns means the Gross Value of all Minerals, less the following costs, charges and expenses actually paid by the Grantee with respect to the treatment of such Minerals:

Tabel of Contents

1.
Charges for treatment in the smelting and refining processes (including handling, processing, interest and provisional settlement fees, sampling, assaying and representation costs; penalties and other processor deductions);

2.
Actual costs of transportation (including freight, insurance, security, transaction taxes, handling, port, demurrage, delay and forwarding expenses incurred by reason of or in the course of such transportation) of Minerals concentrates or dore metal from the Property to the place of treatment, including any costs incurred by Grantee for transportation of such Minerals concentrates and dore metal from the Property to the place of sale;

3.	Actual sales and brokerage costs on Minerals for which the Net Smelter Returns royalty is payable; and

4.	Sales and use taxes applicable under local, Province and federal law assessed on the sale of the Minerals on which the Net Smelter Returns Royalty is payable (other than taxes based upon income).

 Location and Land Status

The WILLOW mineral claim consists of a mineral claim within the Omineca Mining Division of British Columbia.

Name	Record Number	Units
WILLOW	530309	183.83

The WILLOW group total area is 447.70 hectares. The claim is in good standing until January 17, 2008 and has not been legally surveyed.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Item 3.    Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “STUX” since October 26, 2007. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	2007
	High	Low
October 26, 2007 to current	$0.20	$0.20

The source of these high and low prices was the Quotemedia.com. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 14, 2008 in accordance with our transfer agent records, we had 57 record holders of our Common Stock.

Tabel of Contents

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Sustut Exploration, Inc. was incorporated in the State of Delaware on April 11, 2006 and 10,000,000 shares were issued to Terry Hughes for founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.

In April 2006, we completed a Regulation D, Rule 506 Offering in which we issued a total of 6,000,000 shares of our common stock to a total of 12 investors, at a price per share of $.01 for an aggregate offering price of $60,000. Each investor received a copy of our private placement memorandum and completed a questionnaire to confirm that they were either “accredited” or “sophisticated” investors.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

Our plan of operations over the next twelve months is to raise additional capital to complete the planned exploration program. The following is an exploration budget that is outlined in the summary geology report that was prepared for the company by George Nicholson, P.Geo.

Item Description	Cost Estimate
Helicopter support (6 hrs x $1,000/hr)	$6,000
Labor (2 tech. x 7 days @ $350/day)	$4,900
Sample Analyses (100 soil + 50 rock @ $30/sample)	$4,500
Room and board	$2,000
Mob./Demob. + truck + fuel	$3,000
Report and drafting	$5,000
10% contingency	$2,500
Total	$27,900
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

Tabel of Contents

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Critical Accounting Policies

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting.  Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry.  Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

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

Income Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of event that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.  123(R), “Accounting for Stock-Based Compensation,” (SFAS 123(R)).  SFAS  123(R)  requires  that  companies  recognize compensation  expense  for  grants  of  stock,  stock  options, and other equity instruments  based on fair value.  The Company has adopted SFAS  123(R)  in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Tabel of Contents

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Tabel of Contents

Item 7.    Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-11.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.          Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures.  As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year end that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 8B.       Other Information

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages as of March 14, 2008 is as follows:

NAME	AGE	POSITION
Terry Hughes	##	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Terry Hughes has been a resident of Port Moody for the past 35 years. His work experience began in the lumber mills of Port Moody. Following in his photographer father’s footsteps Terry grew his photography business and is well known in the Vancouver, British Columbia area as an excellent photographer and businessman. Terry donates his time doing photography for many local charities including the Burn Fund and Crossroads Hospice.

As a child Terry was fascinated with the “mineral rights” his mother inherited which involved into an interest in prospecting and geology. Terry has prospected and claimed many known mineral rich areas of British Columbia and has worked along side geologists and industry professionals in the field.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Tabel of Contents

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.    Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended January 31, 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
Terry Hughes, Chief Executive Officer, Chief Financial Officer, Secretary, Treasure, and Director	2007	$0	N/A	N/A	N/A	$42,000

Stock Option Grants

None.

(1)	Mr. Hughes received 10,000,000 founders’ shares for services rendered to us. He will not receive such compensation in the future.

We do not have written employment agreements with Terry Hughes. In the future, we will determine on an annual basis how much compensation our officer and director will receive

Item 11.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth, as of March 14, 2008, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our Directors, (3) each Named Executive Officer and (4) all of our executive officer and Director as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Outstanding Shares

5% Stockholders, Director And Named Executive Officer

Terry Hughes Address	10,000,000	62.3%

Officers And Directors As A Group (1 In Number)	10,000,000	62.3%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Tabel of Contents

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our sole officer, director and founder, Terry Hughes is deemed to be our promoter. Sustut Exploration, Inc. was incorporated in the State of Delaware on April 11, 2006 and 10,000,000 shares were issued to Terry Hughes as founder’s shares for services rendered as our President. Other than the share issuance set forth herein there has been no other transactions with our promoter.

Item 13.    Exhibits.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	Bylaws *
14	Code of Ethics
31.1
Certification of Terry Hughes, Chief Executive Officer, and Chief Financial Officer of Sustut Exploration, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Terry Hughes, Chief Executive Officer and Chief Financial Officer of Sustut Exploration, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Form SB-2, filed on May 24, 2007 (File No. 333-143215)

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007 and 2006, we were billed approximately $1,500 and $1,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

Audit Related Fees

For our fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

Tabel of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2008

By /s/ Terry Hughes
Terry Hughes,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Hughes	President,	March 14, 2008
Terry Hughes	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

INDEPENDENT AUDIORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

Tabel of Contents

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Sustut Exploration, Inc. as of  December 31, 2007 and 2006 and the related statements of operations, stockholders’equity, and cash flows from inception (April 11, 2006) through December 31, 2007. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sustut Exploration, Inc. as of December 31, 2007 and 2006 the results of its operations and its cash flows from inception (April 11, 2006) through December 31, 2007 in conformity with U.S. Generally Accepted Accounting Principles.

/s/  Gately & Associates, L.L.C.

Gately & Associates, L.L.C.
Altamonte Springs, FL
January 30, 2008

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2007 and 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$10,157	$4,893

Total Current Assets	10,157	4,893

TOTAL ASSETS	$10,157	$4,893

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,250	$2,500
Payable agreement for claim rights	20,000	-

Total Current Liabilities	25,250	2,500

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	20,000

TOTAL LIABILITIES	25,250	22,500

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,059,000 and 16,000,000, respectively	16,059	16,000
Additional paid in capital	71,641	54,000
Accumulated deficit during development stage	(102,793)	(87,607)

Total Stockholders' Equity	(15,093)	(17,607)

TOTAL LIABILITIES AND EQUITY	$10,157	$4,893

The accompanying notes are an integral part of these financial statements

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ended December 31, 2007 and 265 days ended December 31, 2006, and
From inception (April 11, 2006) through December 31, 2007

			FROM
	12/31/07	12/31/06	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	15,186	12,607	27,793

GENERAL EXPLORATION	-	75,000	75,000

OPERATING INCOME	(15,186)	(87,607)	(102,793)

ACCUMULATED DEFICIT, BEGINNING	(87,607)	-	-

ACCUMULATED DEFICIT, ENDING	$(102,793)	$(87,607)	$(102,793)

Earnings (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares	16,050,307	15,826,415

The accompanying notes are an integral part of these financial statements

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation
April 11, 2006 at $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Common stock issued for cash
April 16, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(87,607)	(87,607)

Balance, December 31, 2006	16,000,000	$16,000	$54,000	$(87,607)	$(17,607)

Common stock issued for cash	59,000	59	17,641		17,700
February 21, 2007 at $0.30
per share on private placement

Cancellation of common stock	(1,000)	(1)	(299)		(300)
issued for cash March 21, 2007
at $.30 per share

Common Stock issued for cash	1,000	1	299		300
July 4, 2007 at $0.30 per
share on private placement

Net income (loss)				(15,186)	(15,186)

Balance, December 31, 2007	16,059,000	$16,059	$71,641	$(102,793)	$(15,093)

The accompanying notes are an integral part of these financial statements

Tabel of Contents

STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2007 and 265 days ended December 31, 2006, and
From inception (April 11, 2006) through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	FROM INCEPTION

Net income (loss)	$(15,186)	$(87,607)	$(102,793)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	-	10,000	10,000
Increase (Decrease) in Accrued Expenses	2,750	2,500	5,250
Increase (Decrease) in claims payable	-	20,000	20,000

Total adjustments to net income	2,750	32,500	35,250

Net cash provided by (used in) operating activities	(12,436)	-55,107	(67,543)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	17,700	60,000	77,700

Net cash provided by (used in) financing activities	17,700	60,000	77,700

CASH RECONCILIATION

Net increase (decrease) in cash	5,264	4,893	10,157
Cash - beginning balance	4,893	-	-

CASH BALANCE END OF PERIOD	$10,157	$4,893	$10,157

The accompanying notes are an integral part of these financial statements

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

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

Income  Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deffered tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation." (SFAS 123 (R)). SFAS 123(R) requires that companies recognize compensation expense for grant of stock, stock options, and other equity instruments based on fair value. The Company has adopted SFAS 123(R) in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk

For  purposes  of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawel restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

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

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued for the year ended December 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2007 the Company had an operating loss of $15,186, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the twelve months ended December 31, 2007 of 20,559.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $102,793. The net operating loss carry forwards may be used to reduce taxable income through the years 2026 to 2027. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$15,419
State net operating loss	5,140

Total deferred tax assets	20,559
Less valuation allowance	(20,559)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Tabel of Contents

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

During March 2007, the Company cancelled the issuance of 1,000 shares of common stock at $.30 per share.

During July 2007, the Company reissued 1,000 shares of common stock at $0.30 per share that were cancelled during March 2007.

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