Form 10-Q
period 2008-03-31
Sustut Exploration Inc
filed 2008-04-07
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
 _______________

(206) 274-5321
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 7, 2008: 16,059,000 shares of common stock.

SUSTUT EXPLORATION, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

SUSTUT EXPLORATION, INC.
(an exploration stage company)

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of March 31, 2008

ASSETS

CURRENT ASSETS	3/31/2008	3/31/2007

Cash	$9,404	$22,570

Total Current Assets	9,404	22,570

TOTAL ASSETS	$9,404	$22,570

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,250	$3,000
Payable agreement for claim rights	20,000	0

Total Current Liabilities	25,250	3,000

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	20,000

TOTAL LIABILITIES	25,250	23,000

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,059,000 and 16,000,000, respectively	16,059	16,000
Additional paid in capital	71,641	54,000
Accumulated deficit during development stage	(103,546)	(87,607)

Total Stockholders' Equity	(15,846)	(17,607)

TOTAL LIABILITIES AND EQUITY	$9,404	$4,893

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2008 and 2007, and
From inception (April 11, 2006) through March 31, 2008

			FROM
	03/31/08	03/31/07	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	753	535	28,546

GENERAL EXPLORATION	-	-	75,000

OPERATING INCOME	(753)	(535)	(103,546)

ACCUMULATED DEFICIT, BEGINNING	(102,793)	(87,607)	-

ACCUMULATED DEFICIT, ENDING	$(103,546)	$(88,142)	$(103,546)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	16,059,000	16,025,133

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation
April 11, 2006 at $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Common stock issued for cash
April 16, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(87,607)	(87,607)

Balance, December 31, 2006	16,000,000	$16,000	$54,000	$(87,607)	$(17,607)

Common stock issued for cash	59,000	59	17,641		17,700
February 21, 2007 at $0.30
per share on private placement

Cancellation of common stock	(1,000)	(1)	(299)		(300)
issued for cash March 21, 2007
at $.30 per share

Common Stock issued for cash	1,000	1	299		300
July 4, 2007 at $0.30 per
share on private placement

Net income (loss)				(15,186)	(15,186)

Balance, December 31, 2007	16,059,000	$16,059	$71,641	$(102,793)	$(15,093)

Net income (loss)				(753)	(753)

Balance, March 31, 2008	16,059,000	$16,059	$71,641	$(103,546)	$(15,846)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007, and
From inception (April 11, 2006) through March 31, 2008

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	03/31/08	03/31/07	INCEPTION

Net income (loss)	$(753)	$(535)	$(103,546)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	-	500	5,250
ncrease (Decrease) in claims payable	-	-	20,000

Total adjustments to net income	-	500	35,250

Net cash provided by (used in) operating activities	(753)	(35)	(68,296)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	17,400	77,700

Net cash provided by (used in) financing activities	-	17,400	77,700

CASH RECONCILIATION

Net increase (decrease) in cash	(753)	17,365	9,404
Cash - beginning balance	10,157	4,893	-

CASH BALANCE END OF PERIOD	$9,404	$22,258	$9,404

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to March 31, 2008. The Company has not realized economic production from its mineral properties as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting.  Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry.  Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the report amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established.  Normal operating refundable Company deposits are listed as Other Assets.  Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

The  Company's  net  investment in mineral properties include one claim as described in footnote number 1 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry.  Currently the Company does not have proven reserves by a geological study and will begin to capitalize amortizable property once reserves have been proven.

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued from inception through March 31, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the three months ended March 31, 2008, the Company had an operating loss of $753, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception to March 31, 2008 of 20,709.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2008, the Company incurred net operating losses for tax purposes of approximately $103,546. The net operating loss carry forwards may be used to reduce taxable income through the years 2026 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$15,532
State net operating loss	5,177

Total deferred tax assets	20,709
Less valuation allowance	(20,709)

$--

SUSTUT EXPLORATION, INC.
(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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
MARCH 31, 2008

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

We plan to raise a minimum of $30,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during the spring of 2008. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

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

SUSTUT EXPLORATION, INC.

Date: April 7, 2008	By:	/s/ Terry Hughes
Terry Hughes
President, Chief Executive Officer and Chief Financial Officer