Form 10-Q
period 2008-06-30
Sustut Exploration Inc
filed 2008-08-13
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008: 15,902,624 shares of common stock.

SUSTUT EXPLORATION, INC.
FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

SUSTUT EXPLORATION, INC.
(an exploration stage company)

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of June 30, 2008

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$1,274	$10,157

Total Current Assets	1,274	10,157

OTHER CURRENT ASSETS

L/R - Related Party	2,550	-

Total Other Current Assets	2,550	-

TOTAL ASSETS	$3,824	$10,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,250	$5,250
Payable agreement for claim rights	20,000	20,000

Total Current Liabilities	21,250	25,250

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	-

TOTAL LIABILITIES	21,250	25,250

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 15,902,624 and 15,902,624, respectively	15,903	15,903
Additional paid in capital	71,797	71,797
Accumulated deficit during development stage	(105,126)	(102,793)

Total Stockholders' Equity	(17,426)	(15,093)

TOTAL LIABILITIES AND EQUITY	$3,824	$10,157

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the six months ended June 30, 2008 and 2007, and
From inception (April 11, 2006) through June 30, 2008

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	06/30/08	06/30/07	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,333	7,007	30,126

GENERAL EXPLORATION	-	-	75,000

OPERATING INCOME	(2,333)	(7,007)	(105,126)

ACCUMULATED DEFICIT, BEGINNING	(102,793)	(87,607)	-

ACCUMULATED DEFICIT, ENDING	$(105,126)	$(94,614)	$(105,126)

Earnings (loss) per share, basic	$(0.00)	$(0.00)

Weighted average number of common shares	15,902,624	15,902,624

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2008 and 2007, and
From inception (April 11, 2006) through June 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	06/30/08	06/30/07

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,580	6,472

GENERAL EXPLORATION	-	-

OPERATING INCOME	(1,580)	(6,472)

ACCUMULATED DEFICIT, BEGINNING	(103,546)	(88,142)

ACCUMULATED DEFICIT, ENDING	$(105,126)	$(94,614)

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of June 30, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation
Aprill 11, 2006 at $0.001 per share	9,902,624	$9,903	$97	$-	$10,000

Common stock issued for cash
April 16, 2006 at $0.01
per share on private placement	5,941,575	5,942	54,058	-	60,000

Net income (loss)				(87,607)	(87,607)

Balance, December 31, 2006	15,844,199	$15,844	$54,156	$(87,607)	$(17,607)

Common stock issued for cash	58,425	58	17,642		17,700
February 21, 2007 at $0.30
per share on private placement

Cancellation of common stock	(990)	(1)	(299)		(300)
issued for cash March 21, 2007
at $.30 per share

Common Stock issued for cash	990	1	299		300
July 4, 2007 at $0.30 per
share on private placement

Net income (loss)				(15,186)	(15,186)

Balance, December 31, 2007	15,902,624	$15,903	$71,797	$(102,793)	$(15,093)

Retroactively applied share
issuance treated as a 0.99026241954-to-1
reverse stock split at par value,
$0.001 per share on April 17, 2008

Net income (loss)				(2,333)	(2,333)

Balance, June 30, 2008	15,902,624	$15,903	$71,797	$(105,126)	$(17,426)

The accompanying notes are an integral part of these financial statements.

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007, and
From inception (April 11, 2006) through June 30, 2008

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	06/30/08	06/30/07	INCEPTION

Net income (loss)	$(2,333)	$(7,007)	$(105,126)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	(4,000)	500	1,250
Increase (Decrease) in claims payable	-	-	20,000

Total adjustments to net income	(4,000)	500	31,250

Net cash provided by (used in) operating activities	(6,333)	(6,507)	(73,876)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to related party	(2,550)	-	(2,550)
Proceeds from stock issuance	-	17,400	77,700

Net cash provided by (used in) financing activities	(2,550)	17,400	75,150

CASH RECONCILIATION

Net increase (decrease) in cash	(8,883)	10,893	1,274
Cash - beginning balance	10,157	4,893	-

CASH BALANCE END OF PERIOD	$1,274	$15,786	$1,274

The accompanying notes are an integral part of these financial statements.

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

The Company's financial statements have been presented on the basis that  it  is  a going concern, which contemplates the realization of the mineral properties  and  other  assets and the satisfaction of liabilities in the normal course  of  business.  The Company  has  incurred  losses from inception to June 30, 2008. The Company has not realized economic production from  its  mineral  properties  as  of  June 30, 2008.    These factors raise substantial doubt about  the Company's ability to continue as a going concern. Management continues to actively  seek  additional sources of capital to fund current  and  future  operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if  the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued from inception through June 30, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the six months ended June 30, 2008, the Company had an operating loss of $2,333, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception to June 30, 2008 of 21,025.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through June 30, 2008, the Company incurred net operating losses for tax purposes of approximately $105,126. The net operating loss carry forwards may be used to reduce taxable income through the years 2026 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$15,770
State net operating loss	5,255

Total deferred tax assets	21,026
Less valuation allowance	(21,026)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2007 and June 30, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 6 – CLAIM AGREEMENT

On May 5, 2006, the Company entered into an agreement with Richard Simpson of Vancouver, BC to acquire one rock mineral claim covering 445.70 hectares.  The agreement called for a 100% interest in the claims subject to a 2.5% Net Smelter Royalty (NSR) for a total of $25,000.  1.5% of the NSR can be acquired for $1.0 million within 12 months from commencement of commercial production.  Advance royalties of $20,000 shall be paid annually commencing January 17, 2010.  The purchase of the claim required payment of $55,000 on May 15, 2006 and a further $20,000 on or before May 15, 2008.

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

During April 2008, the Company undertook a 0.99026241954-for-1 reverse stock split of the Corporation’s issued and outstanding shares of common stock.

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
ROUNDED = $30,000

At present, we do not have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses and we attempte d to raise more capital by May 15, 2008 to carry out further exploration programs to maintain our interest in the WILLOW claim. We have been unable to raise sufficient capital to meet our obligations and could lose our interest in the properties or a portion thereof.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 17, 2008, our board of directors and a majority of our stockholders approved a 0.99026241954-for-1 reverse stock split of our common stock, par value $0.001 per share.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

We have filed Form 8-K on April 17, 2008 disclosing the reverse stock split of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTUT EXPLORATION, INC.

Date: August 13, 2008	By:	/s/ Terry Hughes
Terry Hughes
President, Chief Executive Officer and Chief Financial Officer