Form 10-Q
period 2008-09-30
Sustut Exploration Inc
filed 2008-11-13
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2008: 15,902,624 shares of common stock.

SUSTUT EXPLORATION, INC.
FORM 10-Q
September 30, 2008
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

SIGNATURE

 Item 1. Financial Information

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

SUSTUT EXPLORATION, INC.
(an exploration stage company)

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of September 30, 2008

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007

Cash	$-	$10,157

Total Current Assets	-	10,157

OTHER CURRENT ASSETS

None	-	-

Total Other Current Assets	-	-

TOTAL ASSETS	$-	$10,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$500	$5,250
Payable agreement for claim rights	-	20,000

Total Current Liabilities	500	25,250

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	-

TOTAL LIABILITIES	500	25,250

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 15,902,624 and 15,902,624, respectively	15,903	15,903
Additional paid in capital	71,797	71,797
Accumulated deficit during development stage	(88,200)	(102,793)

Total Stockholders' Equity	(500)	(15,093)

TOTAL LIABILITIES AND EQUITY	$-	$10,157

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months ended September 30, 2008 and 2007, and
From inception (April 11, 2006) through September 30, 2008

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
	09/30/08	09/30/07	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	5,407	9,976	33,200

GENERAL EXPLORATION	-	-	75,000

OTHER INCOME	20,000	-	20,000

OPERATING INCOME	14,593	(9,976)	(88,200)

ACCUMULATED DEFICIT, BEGINNING	(102,793)	(87,607)	-

ACCUMULATED DEFICIT, ENDING	$(88,200)	$(97,583)	$(88,200)

Earnings (loss) per share, basic	$0.00	$(0.00)

Weighted average number of common shares	15,902,624	15,902,624

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ended September 30, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	09/30/08	09/30/07

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,074	2,969

GENERAL EXPLORATION	-	-

OTHER INCOME	20,000	-

OPERATING INCOME	16,926	(2,969)

ACCUMULATED DEFICIT, BEGINNING	(105,126)	(94,614)

ACCUMULATED DEFICIT, ENDING	$(88,200)	$(97,583)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2008

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

Retroactively applied share
issuance treated as a 0.99026241954-to-1
reverse stock split at par value,
$0.001 per share on April 17, 2008

Net income (loss)				14,593	14,593

Balance, September 30, 2008	15,902,624	$15,903	$71,797	$(88,200)	$(500)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007, and
From inception (April 11, 2006) through September 30, 2008

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	09/30/08	09/30/07	INCEPTION

Net income (loss)	$14,593	$(9,976)	$(88,200)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	(4,750)	1,000	500
Increase (Decrease) in claims payable	(20,000)	-	-

Total adjustments to net income	(24,750)	1,000	10,500

Net cash provided by (used in) operating activities	(10,157)	(8,976)	(77,700)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to related party	-	-	-
Proceeds from stock issuance	.	17,700	77,700

Net cash provided by (used in) financing activities	-	17,700	77,700

CASH RECONCILIATION

Net increase (decrease) in cash	(10,157)	8,724	-
Cash - beginning balance	10,157	4,893	-

CASH BALANCE END OF PERIOD	$-	$13,617	$-

The accompanying notes are an integral part of these financial statements

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION

Sustut Exploration, Inc. (the Company), an exploration stage company, was incorporated on April 11, 2006 in the State of Delaware. The Company was an exploration stage mineral company. However, after the change in ownership on September 12, 2008, the Company plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company’s fiscal year end is December 31.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or  management,  and  (2)  other  related  parties  are  as  follows:

The Company had ownership of the Don 1-2 claims which were placed in trust with the Company’s President. The mineral claims, per the purchase agreement, had been reverted back to the seller.

The Company has stock-based compensation with directors of the Company as disclosed in Footnote No. 7.

NOTE  4  -  MINERAL  PROPERTIES

The  Company's  net  investment in mineral properties include one claim as described in footnote number 1 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry .

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued from inception through September 12, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  The accounting for these losses derives a deferred tax asset for the period from inception to September 12, 2008 of 17,540. However, $87,700 of the net operating loss carryforwards are disallowed due to the change in ownership of more than 50% and the change in continuity of business enterprise.

No provision was made for federal income tax since the Company has significant net operating losses. From September 12 through September 30, 2008, the Company incurred net operating losses for tax purposes of approximately $500. The net operating loss carry forwards may be used to reduce taxable income through 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$75
State net operating loss	25

Total deferred tax assets	100
Less valuation allowance	(100)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2008 and September 30, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 6  - CLAIM AGREEMENT

On May 5, 2006, the Company entered into an agreement with Richard Simpson of Vancouver, BC to acquire one rock mineral claim covering 445.70 hectares.  The agreement called for a 100% interest in the claims subject to a 2.5% Net Smelter Royalty (NSR) for a total of $25,000.  1.5% of the NSR can be acquired for $1.0 million within 12 months from commencement of commercial production.  Advance royalties of $20,000 shall be paid annually commencing January 17, 2010.  The purchase of the claim required payment of $55,000 on May 15, 2006 and a further $20,000 on or before May 15, 2008. The Company has satisfied the initial payment of $55,000. Subsequently from the initial payment the Company defaulted on the next payment per the purchase agreement.  The mineral claims, per the purchase agreement, have reverted back to the seller.

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

On September 12, 2008, the Company authorized the issuance of 10,000,000 shares of common stock to Andrey Oks as compensation for his appointment as the new sole officer and director. On September 12, 2008, Terry Hughes resigned from his position as the sole officer and director of the Company, and agreed to cancel all 10,000,000 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 10,000,000 shares.

NOTE  8 -  COMMITMENTS  AND  CONTINGENCIES

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

NOTE 10 – CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Sustut Exploration, Inc. (the Company), an exploration stage company, was incorporated on April 11, 2006 in the State of Delaware.  The Company was an exploration stage mineral company. However, after the change in ownership on September 12, 2008, the Company plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company’s fiscal year end is December 31.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Andrey Oks, our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluations, Mr. Oks concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2008, the Company authorized the issuance of 10,000,000 shares of common stock to Andrey Oks as compensation for his appointment as the new sole officer and director. On September 12, 2008, Terry Hughes resigned from his position as the sole officer and director of the Company, and agreed to cancel all 10,000,000 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 10,000,000 shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On September 15, 2008, by a majority vote of the shareholders, Andrey Oks was appointed as our sole director.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)       Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)      Reports of Form 8-K

On September 15, 2008 we filed an 8-K disclosing the appointment of Andrey Oks as sole officer and director effective as of September 15, 2008 and the resignation of Terry Hughes as a member of the Company's Board of Directors effective as of September 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTUT EXPLORATION, INC.

Date: November 13, 2008	By:	/s/ Andrey Oks
Andrey Oks President