Form 10-K
period 2008-12-31
Sustut Exploration Inc
filed 2009-02-11
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  333-143215

SUSTUT EXPLORATION, INC.
(Exact name of issuer as specified in its charter)

Delaware	33-143215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 5th Avenue #220 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 274-5321

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X No ☐

State issuer’s revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 6, 2009: $1,211,800.

Number of the issuer’s Common Stock outstanding as of February 6, 2009: 17,999,995

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐ No☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

We are a Delaware corporation formed on April 11, 2006 to search for available properties in north central British Columbia. In May 2006, we entered into an agreement which was negotiated at arms length with Richard Simpson to acquire a 100% interest in the WILLOW claim. The claim is located in the Omineca Mining Division, NTS map sheet 94D/10E. The property is 4.5 km east of the Sustut River in British Columbia. The property could have been acquired from Simpson by paying a total of $75,000 in two option payments with the last option payment being due on May 15, 2008, however, we did not make the required payments and now do not own these property rights.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We did own a 100% interest in a mineral claim that we refer to as the WILLOW mineral claim, however our option to own the mineral claim expired on May 15, 2008 when we did not make the required payment.  Our plan of operations was to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable quantities of copper. We determined that the mineral claim did not contain a commercially exploitable mineral deposit, or reserve, therefore, we let the option expire and we do not currently own any options on any exploratory lands.

Our board of directors in consultation with our consulting geologist assessed whether to proceed with further exploration and determined that it was in the Company’s best interest to let the WILLOW mineral claim expire. It was determined that there was no existence of commercially exploitable mineral deposits in the WILLOW mineral claim.

Due to our inability to successfully mine the WILLOW mineral claim and our inability to sucessfully implement our business plan, we have ceased operations and are seeking an alternative way to proceed with our business, either through: (i) acquiring a new mineral claim in another location; or (ii) pursuing a potential reverse merger candidate.

ITEM 2.    DESCRIPTION OF PROPERTY.

We currently use approximately 400 square feet of leased office space at 1420 5th Avenue #220 Seattle, Washington 98101. We lease such space from the Regus Group for $237.00 month which covers the use of the telephone, office equipment and furniture.

Mineral Property Agreement

On May 5, 2006, we entered into an agreement with Richard Simpson to acquire a 100% interest in the WILLOW claim. The WILLOW mineral claim is situated approximately 25km east of Johansen Lake in the Province of British Columbia but no longer belongs to us because we did not make the required payments under the option agreement.

Property Option Payments

We were required but failed to pay Mr. Simpson the two Option Payments to keep our Agreement in good standing. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$ 55,000	Paid
Final	$ 20,000	May 15, 2008
Total	$ 75,000

Location and Land Status

The WILLOW mineral claim consists of a mineral claim within the Omineca Mining Division of British Columbia.

Name	Record Number	Units
WILLOW	530309	183.83

The WILLOW group total area is 447.70 hectares. The claim is no longer in good standing and we no longer own any rights to the property.

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

	2008
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

Holders

As of February 6, 2009 in accordance with our transfer agent records, we had 71 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

Sustut Exploration, Inc. was incorporated in the State of Delaware on April 11, 2006 and 10,000,000 shares were issued to Terry Hughes for founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.  These shares have subsequently been cancelled in connection with his resignation from all his offices as sole officer and director.

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

On September 15, 2008, the Company authorized the issuance of 10,000,000 shares of common stock to Andrey Oks as compensation for his appointment as the new sole officer and director. On September 12, 2008, Terry Hughes resigned from his position as the sole officer and director of the Company, and agreed to cancel all 9,902,624 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 9,902,624 shares.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.

On December 23, 2008, the Company authorized the issuance of 2,000,000 shares of common stock to Newbridge Securities as compensation for a business consulting agreement.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

To date we have not been able to raise additional funds through either debt or equity offerings.  Due to our inability to successfully mine the WILLOW mineral claim and our inability to sucessfully implement our business plan, we have ceased operations and are seeking an alternative way to proceed with our business, either through: (i) acquiring a new mineral claim in another location; or (ii) pursuing a potential reverse merger candidate.

Results of Operation

We did not have any operating income from inception through December 31, 2008. For the year ended December 31, 2008, the company recognized a net loss of $13,143 and for the period from inception through December 31, 2008, the company recognized net loss of $89,650.  General and administrative expenses for the year ended December 31, 2008 were $6,857 compared to $34,650 for inception through December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had $0 in cash.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

To date we have not been able to raise additional funds through either debt or equity offerings.  Due to our inability to successfully mine the WILLOW mineral claim and our inability to sucessfully implement our business plan, we have ceased operations and are seeking an alternative way to proceed with our business, either through: (i) acquiring a new mineral claim in another location; or (ii) pursuing a potential reverse merger candidate.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Sustut Exploration, Inc. as of December 31, 2008 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (April 11, 2006) through the year then ended December 31, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indestructible I, Inc. at December 31, 2008 and the results of its operations and its cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (April 11, 2006) through December 31, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Lake Mary, FL
January 14, 2009

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2008

ASSETS

CURRENT ASSETS	12/31/2008	12/31/2007

Cash	$-	$10,157

Total Current Assets	-	10,157

OTHER CURRENT ASSETS

None	-	-

Total Other Current Assets	-	-

TOTAL ASSETS	$-	$10,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,950	$5,250
Payable agreement for claim rights	-	20,000

Total Current Liabilities	1,950	25,250

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	-

TOTAL LIABILITIES	1,950	25,250

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 18,000,000and 15,902,624, respectively	18,000	15,903
Additional paid in capital	469,700	71,797
Accumulated deficit during development stage	(489,650)	(102,793)

Total Stockholders' Equity	(1,950)	(15,093)

TOTAL LIABILITIES AND EQUITY	$-	$10,157

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ended December 31, 2008 and 2007, and
From inception (April 11, 2006) through December 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/08	12/31/07	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

COMPENSATION IN THE FORM OF STOCK	400,000	10,000	410,000

GENERAL AND ADMINISTRATIVE EXPENSES	6,857	5,186	24,650

GENERAL EXPLORATION	-	-	75,000

OTHER INCOME	20,000	-	20,000

OPERATING INCOME	(386,857)	(15,186)	(489,650)

ACCUMULATED DEFICIT, BEGINNING	(102,793)	(87,607)	-

ACCUMULATED DEFICIT, ENDING	$(489,650)	$(102,793)	$(489,650)

Earnings (loss) per share, basic	$(0.024)	$(0.001)	$(0.031)

Weighted average number of common shares	16,134,076	15,894,016	15,939,244

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation
April 11, 2006 at $0.001 per share	9,902,624	$9,903	$97	$-	$10,000

Common stock issued for cash
April 16, 2006 at $0.01
per share on private placement	5,941,575	5,942	54,058	-	60,000

Net income (loss)				(87,607)	(87,607)

Balance, December 31, 2006	15,844,199	$15,844	$54,156	$(87,607)	$(17,607)

Common stock issued for cash	58,425	58	17,642	-	17,700
February 21, 2007 at $0.30
per share on private placement

Cancellation of common stock	(990)	(1)	(299)	-	(300)
issued for cash March 21, 2007
at $.30 per share

Common Stock issued for cash	990	1	299	-	300
July 4, 2007 at $0.30 per
share on private placement

Net income (loss)				(15,186)	(15,186)

Balance, December 31, 2007	15,902,624	$15,903	$71,797	$(102,793)	$(15,093)

Retroactively applied share
issuance treated as a 0.99026241954-to-1
reverse stock split at par value,
$0.001 per share on April 17, 2008

Cancellation of common stock issued for
compensation at $0.001 per share on
September 12, 2008	(9,902,624)	(9,903)	(97)	-	(10,000)

Common stock issued for compensation
September 12, 2008 at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for compensation
November 24, 2008 at $0.20 per share	2,000,000	2,000	398,000	-	400,000

Net income (loss)				(386,857)	(386,857)

Balance, December 31, 2008	18,000,000	$18,000	$469,700	$(489,650)	$(1,950)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2008 and 2007, and
From inception (April 11, 2006) through December 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/08	12/31/07	INCEPTION

Net income (loss)	$(386,857)	$(15,186)	$(489,650)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued in the form of compensation	400,000	-	410,000
Increase (Decrease) in Accrued Expenses	(3,300)	2,750	1,950
Increase (Decrease) in claims payable	(20,000)	-	-

Total adjustments to net income	376,700	2,750	411,950

Net cash provided by (used in) operating activities	(10,157)	(12,436)	(77,700)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to related party	-	-	-
Proceeds from stock issuance	.	17,700	77,700

Net cash provided by (used in) financing activities	-	17,700	77,700

CASH RECONCILIATION

Net increase (decrease) in cash	(10,157)	5,264	-
Cash - beginning balance	10,157	4,893	-

CASH BALANCE END OF PERIOD	$-	$10,157	$-

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

The Company's financial statements have been presented on the basis that  it  is  a going concern, which contemplates the realization of the mineral properties  and  other  assets and the satisfaction of liabilities in the normal course  of  business.  The Company has incurred losses from inception to December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

No provision was made for federal income tax since the Company has significant net operating losses. From September 13 through December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $469,797. The net operating loss carry forwards may be used to reduce taxable income through 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$73,448
State net operating loss	24,482

Total deferred tax assets	97,930
Less valuation allowance	(97,930)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 6 – CONTRACTUAL AGREEMENTS

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

required payment of $55,000 on May 15, 2006 and a further $20,000 on or before May 15, 2008. The Company has satisfied the initial payment of $55,000. Subsequently from the initial payment the Company defaulted on the next payment per the purchase agreement.  The mineral claims, per the purchase agreement, have reverted back to the seller.

On November 24, 2008, the Company entered into a Business Advisory Agreement with Newbridge Securities Corporation (“Advisor”), a Virginia corporation.  The agreement calls for the Advisor to furnish certain business and financial related advice and services to the Company. The term of the agreement shall be for one (1) year commencing from the date of the agreement. It may be renewed or extended upon such terms and conditions as may be mutually agreed upon the parties. Compensation agreed upon for advisory services was the issuance of 2,000,000 restricted shares of common stock to Advisor in the amount of $400,000, or $0.20 per share.  In the event the Advisor effects, underwrites or introduces a financing by offering or selling any of the securities of the Company, pursuant to which the Company obtains financing or other consideration, the Advisor shall receive a Financing fee, which shall be mutually determined between the Company and the Advisor at the time of any such Financing.  In connection with any merger or acquisition transaction consummated by the Company during the period ending two years from the termination of this agreement in which the Advisor during term of this agreement introduced the other party to the Company, the Company shall pay to the Advisor a transaction fee based on the aggregate consideration received or to be paid by the Company in connection with such transaction, and commuted as follows:

                7% of the first million dollars or part thereof
6% of the next million dollars or part thereof
5% of the next million dollars or part thereof
                4% of the next million dollars or part thereof
3% of the balance of the value of the transaction

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

On September 12, 2008, the Company authorized the issuance of 10,000,000 shares of common stock to Andrey Oks as compensation for his appointment as the new sole officer and director. On September 12, 2008, Terry Hughes resigned from his position as the sole officer and director of the Company, and agreed to cancel all 9,902,624 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 9,902,624 shares.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

On November 24, 2008, the Company authorized the issuance of 2,000,000 restricted shares of common stock as compensation in the amount of $400,000, or $0.20 per share.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, L.L.C.. independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of February 6, 2009 is as follows:

NAME	AGE	POSITION
Andrey Oks	30	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Andrey Oks, 30, President and Chief Executive Officer

Over the last 6 1/2 years, Mr. Oks worked as a technical specialist and supervisor in the utility industry.  He is also an engineering analyst in the corporate planning group for a major utility company.  Most recently, Mr. Oks was appointed as a district operator in the Energy Control Center.  Mr. Oks graduated from Rensselaer Polytechnic Institute with a B.S. in Mechanical Engineering and is currently pursuing a Masters of Business Administration.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary		Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)
Andrey Oks, Chief Executive Officer, Chief Financial Officer, Secretary, Treasure, and Director	2008		$0	N/A	N/A	N/A		$0
	2007	$	N/A	N/A	N/A	N/A	$	N/A

Stock Option Grants

None.

(1)	Mr. Oks received 10,000,000 shares for services rendered to us. He will not receive such compensation in the future.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Outstanding Shares

5% Stockholders, Director And Named Executive Officer

Andrey Oks	10,000,000	62.3%

Officers And Directors As A Group (1 In Number)	10,000,000	62.3%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $3,000 and $1,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2009

By /s/ Andrey Oks
Andrey Oks,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrey Oks	President,	February 6, 2009
Andrey Oks	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer