Form 10-Q
period 2009-03-29
Optex Systems Holdings Inc
filed 2009-05-12
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	333-143215	33-143215
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-238-1403

Sustut Exploration, Inc. 1420 5th Avenue #220
Seattle, Washington 98101

(Former name or former address, if changed since last report)

(206) 274-5321
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not applicable.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2009: 141,464,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)
FORM 10-Q
March 29, 2009

 Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 29, 2009

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)
UNAUDITED
INTERIM FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 29, 2009

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)

Balance Sheets

	As of	Year End as of
	3/29/2009 (unaudited)	9/28/2008

ASSETS

Current Assets
Cash	1,233,956	170,183
Accounts Receivable	2,061,699	2,454,235
Net Inventory	6,466,123	4,547,726
Prepaid Expenses	235,896	307,507

Total Current Assets	9,997,674	7,479,651

Property and Equipment
Property Plant and Equipment	1,345,172	1,314,109
Accumulated Depreciation	(1,055,039)	(994,542)

Total Property and Equipment	290,133	319,567

Other Assets
Security Deposits	20,684	20,684
Intangibles, net of accumulated amortization of 1,035,596 and 370,371 respectively.	3,001,193	1,100,140
Goodwill	7,110,415	10,047,065

Total Other Assets	10,132,292	11,167,889

Total Assets	20,420,099	18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)

Balance Sheets - Continued

	Unaudited
	Quarter End as of	Year End as of
	29-Mar-09	28-Sep-08

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	2,066,815	1,821,534
Accrued Expenses	963,990	798,974
Accrued Warranties	284,305	227,000
Accrued Contract Losses	806,643	821,885
Loans Payable		373,974
Income Tax Payable	350,318	4,425

Total Current Liabilities	4,472,071	4,047,792

Other Liabilities
Note Payable	-	2,000,000
Accrued Interest on Note	-	336,148
Due to Parent	-	4,300,151

Total Other Liabilities	-	6,636,299

Total Liabilities	4,472,071	10,684,091

Stockholders' Equity
Optex Systems Holdings, Inc. – Common Stock (par $0.001, 300,000,000 authorized, 141,464,940 shares issued and outstanding as of March 29, 2009)	141,465
Optex Systems Holdings, Inc. Preferred Stock (.001 par value, 5,000 authorized, 1027 Series A Preferred issued and outstanding)	1
Optex Systems, Inc. – Texas Common Stock (no par 100,000 authorized, 18,870 shares issued and 10,000 shares outstanding)		164,834
Optex Systems, Inc. – Texas Treasury Stock (8,870 shares at cost)	-	(1,217,400)
Additional Paid-in-capital	22,071,962	15,246,282
Retained Earnings (Deficit)	(6,265,400)	(5,910,700)

Total Stockholders' Equity	15,948,028	8,283,016

Total Liabilities and Stockholders' Equity	20,420,099	18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)

Condensed Consolidated Statements of Operations

	Unaudited Three months ended		Unaudited Six months ended
	29-Mar-09	30-Mar-08	29-Mar-09	30-Mar-08

Revenues	6,708,286	5,628,115	13,972,368	10,044,019

Total Cost of Sales	6,151,915	5,026,005	12,456,965	8,865,499

Gross Margin	556,371	602,110	1,515,403	1,178,520

General and Administrative
Salaries and Wages	189,167	316,838	348,042	490,526
Employee Benefits	56,570	20,070	155,230	99,142
Employee Stock Bonus Plan	-	77,094	-	178,861
Amortization of Intangible	101,158	54,123	202,317	115,245
Rent, Utilities and Building Maintenance	57,102	32,891	112,435	91,041
Legal and Accounting Fees	92,493	30,233	168,713	97,528
Consulting and Contract Service Fees	55,255	80,106	134,577	200,545
Travel Expenses	11,704	34,291	25,023	87,962
Corporate Allocations	-	508,696	-	942,630
Board of Director Fees	37,500	-	50,000	-
Other Expenses	104,046	76,294	140,329	148,092
Total General and Administrative	704,995	1,230,636	1,336,666	2,451,572

Earnings (Loss) before Other Expenses and Taxes	(148,624)	(628,526)	178,737	(1,273,052)

Other Expenses
Other Income and Expense	(647)	-	(1,083)	(502)
Interest (Income) Expense - Net	91,904	49,863	184,202	99,503
Total Other	91,257	49,863	183,119	99,001

Income (Loss) Before Taxes	(239,881)	(678,389)	(4,382)	(1,372,053)
Income Taxes (Benefit)	86,664	-	350,318	-

Net Income (Loss) After Taxes	(326,545)	(678,389)	(354,700)	(1,372,053)

Basic and diluted loss per share (1)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding (1)	141,464,940	141,464,940	141,464,940	141,464,940

1.	The three months and six months ended March 30, 2008 are shown depicting effects of recapitalization of the entity and the Reorganization, as of March 30, 2009.

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc
(formerly known as Sustut Exploration, Inc.)

Statements of Cash Flows

	Six months ended	Six months ended
	29-Mar-09	30-Mar-08

Cash flows from operating activities:
Net Loss	(354,700)	(1,372,053)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096,094	429,791
Provision for (use of) allowance for inventory valuation	123,136
Noncash interest expense	169,280	99,503
(Increase) decrease in accounts receivable	392,536	(514,772)
(Increase) decrease in inventory (net of progress billed)	(2,041,533)	1,444,598
(Increase) decrease in other current assets	259,111	(33,221)
Increase (decrease) in accounts payable and accrued expenses	409,839	(163,053)
Increase (decrease) in accrued warranty costs	57,305
Increase (decrease) in due to parent	1,428	812,435
Increase (decrease) in accrued estimated loss on contracts	(15,242)	(374,770)
Increase (decrease) in income taxes payable	350,318
Total adjustments	802,272	1,700,511
Net cash (used)/provided by operating activities	447,572	328,458

Cash flows from investing activities:
Purchased of property and equipment	(31,063)	(97,136)
Net cash used in investing activities	(31,063)	(97,136)

Cash flows from financing activities:
Private Placement net of stock issuance cost	874,529
Repayment of Loans Payable	(227,265)

Net cash used in financing activities	647,264	-

Net increase (decrease) in cash and cash equivalents	1,063,773	231,322
Cash and cash equivalents at beginning of period	170,183	504,753
Cash and cash equivalents at end of period	1,233,956	736,075

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)

Statements of Cash Flows – (continued)

	Six months ended	Six months ended
	29-Mar-09	30-Mar-08

Noncash investing and financing activities:

Optex Delaware purchase of Optex Systems from Irvine Sensors
Liabilities not assumed
Loan Payable	2,000,000
Accrued Interest on Loan Payable	345,648
Income Taxes Payable attributable to Irvine	4,425
Due to Parent (Irvine Sensors)	4,301,579

Total liabilities not assumed	6,651,652

Debt Incurred for Purchase (converted to Series A preferred stock)	(6,000,000)
Additional Purchased Intangible Assets	2,936,650
Decrease to Goodwill	(2,936,650)
Recapitalization of Stockholders' Equity in Connection with sale to Optex Systems Inc. - Delaware	(1,102,566)

Effect on additional paid in capital	(450,914)

Conversion of Debt to Series A Preferred Stock
Additional Paid in Capital ($6,000,000 Debt Retirement plus accrued interest of $159,781)	6,159,781

Issuance of Common shares in exchange for Investor Relations Services
Additional Paid in Capital (1,250,000 shares issued at .001 par)	187,500

Supplemental cash flow information:
Cash paid for interest	3,817
Cash paid for taxes	-

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statements of Stockholders' Equity and Comprehensive Income/(Loss)

					Treasury
	Common	Series A			Stock	Additional		Total
	Shares	Preferred	Common	Preferred	(Optex-	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Series A Stock	Texas)	Capital	Earnings	Equity

Balance at September 28, 2008	10,000		164,834		(1,217,400)	15,246,282	(5,910,700)	8,283,016

Optex Delaware Acquisition	(10,000)		(164,834)		1,217,400	(450,914)		601,652

Issuance of 50,000,000 Optex Delaware shares	50,000,000		50,000					50,000

Conversion of 6,000,000 Debt and Interest to Series A preferreed shares		1,027		1		6,159,780		6,159,781

Stock split of 1.7:1 of common shares outstanding as of March 26, 2009	35,000,000		35,000			(35,000)		-

Sustut Exploration Reorganization

Reorganization of Optex Delaware Shares Outstanding	(85,000,000)		(85,000)			85,000		-

Reorganization Share Exchange (113,333,282 Sustut shares for 85,000,000 Optex System Inc. shares	113,333,282		113,333			(113,333)		-

Sustut Explorations Shares as of Reorganization	19,999,991		20,000			167,500		187,500

Private Placement Sale of Stock	8,131,667		8,132			1,012,647		1,020,779

Net Earnings (Loss) from continuing operations							(354,700)	(354,700)

Balance at March 29, 2009	141,464,940	1,027	141,465	1	0	22,071,962	(6,265,400)	15,948,028

The accompanying notes are an integral part of these financial statements

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc., (formerly known as Sustut Exploration, Inc.) , a Delaware corporation (the “Company” or “Optex Systems”), along with Optex Systems, Inc. , a privately held Delaware corporation which is the Company’s wholly-owned subsidiary (“Reorganization Sub”), entered into a Reorganization Agreement and Plan of Reorganization  (the “Reorganization Agreement”), pursuant to which Optex Systems, Inc. was acquired by the Company in a share exchange transaction.  Optex Systems Holdings, Inc. became the surviving corporation (the “Reorganization”). At the closing, the Company changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.  This change in year end resulted in a change in quarter-end from March 31, 2009 to March 29, 2009.   See Note 5.

On October 14, 2008, certain senior secured creditors of IRSN, Longview Fund, L.P. (“Longview Fund”) and Alpha Capital Anstalt (“Alpha”) formed Optex Systems, Inc., a Delaware Corporation, (“Optex Delaware”),which acquired substantially all of the assets and assumed certain liabilities of Optex Texas in a transaction that was consummated via purchase at a public auction. Longview and Alpha owned Optex Delaware until February 20, 2009, when Longview sold 100% of its interest in Optex Delaware to Sileas Corp, as discussed below.  After this asset purchase, Optex Texas remained a wholly-owned subsidiary of IRSN.  Although Optex Delaware is the legal acquirer of Optex Texas in the transaction, Optex Texas is considered the accounting acquirer since the acquisition by Optex Delaware was deemed to be the purchase of a business.  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.

Optex Systems, Inc. (“Optex Texas”) was a privately held Texas Subchapter “S” Corporation from inception in 1987 until December 30, 2005 when 70% of the issued and outstanding stock was acquired by Irvine Sensors Corp. (“IRSN”) and Optex Texas was automatically converted to a Subchapter “C” Corporation.  On December 29, 2006, the remaining 30% equity interest in Optex Texas was purchased by IRSN.

On February 20, 2009, Sileas Corp. (“Sileas”), a newly-formed Delaware corporation, owned by present members of the company’s management, purchased 100% of the equity interest held by Longview, representing 90% of Optex Delaware in a private transaction (the “Acquisition”).  See Note 4.

Optex Systems, Inc. (“Optex”) operated as a privately-held Delaware corporation until March 30, 2009, when as a result of the Reorganization Agreement described above and also in Note 5 it became a wholly-owned subsidiary of Optex Systems Holdings, Inc. (the “Company”).  The Company plans to carry on the business of Optex as its sole line of business and all of the company’s operations are conducted by and through Optex.  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.

Optex’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of the six months ended March 29, 2009 the Company operated with 120 full-time equivalent employees.

Optex manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications.  Its products are installed on a variety of U.S. military land vehicles such as the Abrams and Bradley fighting vehicles, Light Armored and Advanced Security Vehicles and have been selected for installation on the Stryker family of vehicles. Optex also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. The Company products consist primarily of build to customer print products that are delivered both directly to the military   services and to other defense prime contractors.

In February 2009, the Optex ISO certification status changed from 9001:2000 to 9001:2008.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation:  The consolidated financial statements include the accounts of Optex Systems Holdings, Inc. and its wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying financial statements include the historical accounts of Optex Systems, Inc. (Delaware).  As a result of the October 14, 2008 transaction, the accompanying financial statements also include the historical accounts of Optex Systems, Inc. (Texas).

Although, Optex Systems, Inc. (Texas) has been majority owned by various parent companies described in the preceding paragraphs, no accounts of the parent companies or the effects of consolidation with any parent companies have been included in the accompanying financial statements  The Optex Systems, Inc. (Texas) accounts have been presented on the basis of push down accounting in accordance with Staff Accounting Bulletin No. 54 (SAB 54)   Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase . SAB 54 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned. Under the push down basis of accounting certain transactions incurred by the parent company, that would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, items resulting from the purchase transaction such as goodwill, debt incurred by the parent to acquire the subsidiary and other cost related to the purchase have been   recorded on the financial statements of the Company.

The consolidated financial statements presented as of the period ended March 29, 2009 include the equity transactions of the Reorganization Agreement executed March 30, 2009, which precipitated the change in year end.

The condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 8k and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Use of Estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

 Inventory:  Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  The six months ended March 29, 2009, and year ended September 28, 2008 inventory included:

	As of 3/29/2009	As of 9/28/2008

Raw Materials	$5,842,090	$4,199,657
Work in Process	4,191,291	5,575,520
Finished Goods	596,301	28,014
Gross Inventory	$10,629,862	$9,803,191
Less:
Unliquidated Progress Payments	(3,366,694)	(4,581,736)
Inventory Reserves	(796,865)	(673,729)
Net Inventory	$6,466,123	$4,547,726

Gross inventory increased by $826,671 in the six months ended March 29, 2009 to support increased volume on the periscope and ICWS product lines.  Unliquidated progress payments declined by $1,215,042 as a result of increased shipments in previously progress billed programs, and inventory reserves increased by $123,136 to accrue for estimated inventory shrinkage due to scrap, obsolescence and manufacturing overhead adjustments anticipated during physical inventory valuation at year end.

Earnings per Share: Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented.  Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive.  There were no dilutive stock options during the six months ended March 29, 2009 or March 30, 2008.

Note 3 - Recent Accounting Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “ Accounting for Income Taxes ” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB No. 157, “ Fair Value Measurements ” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply to transactions involving share-based payment covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No. 123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. FASB No. 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities.  The adoption of FASB No. 157 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ,” (FASB 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted.
The adoption of FASB No. 159 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-10 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 . These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements. See Note 9 for adoption of SFAS 141R subsequent to December 28, 2008.

 In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company does not have any outstanding stock options.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, " The Hierarchy of Generally Accepted Accounting Principles ”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB No. 162 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, " Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 " (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011.  The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

Note 4 — Acquisition of Substantially All of the Assets of Optex Texas

Acquisition of Assets of Optex Texas by Optex Delaware on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Delaware exchanged $15 million of IRSN debt owned by it and assumed approximately $3.8 million of certain Optex Texas liabilities for substantially all of the assets of Optex Texas .  The $15 million of IRSN debt was contributed by Longview Fund and Alpha to Optex Delaware, as discussed below, in exchange for a $6 million note payable from Optex Delaware and a $9 million equity interest in Optex Delaware.  There was no contingent consideration associated with the purchase.  Longview and Alpha, which were secured creditors of IRSN, owned Optex Delaware until February 20, 2009, when Longview sold 100% of its interest in Optex Delaware to Sileas Corp, as discussed below.

Among other assets, Optex Delaware purchased the following categories of assets from Optex Texas:  intellectual property, production processes and know-how, and outstanding contracts and customer relationships.  The Company’s management intends to improve the business’s ability to serve its existing customers and to attract new customers through quality product and service which will be enabled by improved working capital availability as opposed to working capital available during the time period in which the assets were owned by IRSN.

Optex Systems has allocated the consideration for its acquisition of the Purchased Assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

The Purchase Price was assigned to the acquired interest in the assets and liabilities of the Company as of October 14, 2008 as follows:

Assets:
Current assets, consisting primarily of inventory of $5,383,929 and accounts receivable of $1,404,434	$7,330,910
Identifiable intangible assets	4,036,789
Purchased Goodwill	7,110,416
Other non-current assets, principally property and equipment	343,898

Total assets	18,822,013
Liabilities:
Current liabilities, consisting of accounts payable of $1,953,833 and accrued liabilities of $1,868,180	$3,822,013

Acquired net assets	$15,000,000

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:
Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted IDIQ awards	$1,273,222
Total Intangible Asset to be amortized	$4,036,789

Identifiable intangible assets primarily consist of customer and program backlog and will be amortized between general and administrative expenses and costs of sales according to their respective estimated useful lives as follows:

		2009	2010	2011	2012	2013
Contracted Backlog amortized by delivery schedule	COS	$1,666,559	$718,290	$126,158	$19,614	$4,761
Contracted Backlog amortized by delivery schedule	G&A	$149,990	$64,646	$11,354	$1,765	$429
Program Backlog amortized straight line across 5 years	G&A	$254,645	$254,645	$254,645	$254,645	$254,645
Total Amortization by Year		$2,071,194	$1,037,580	$392,157	$276,024	$259,834

The accompanying unaudited pro forma financial information for the three and six months ended March 29, 2009 and March 30, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Pro forma revenue and earnings per share information is presented cumulatively in Note 5 regarding the subsequent acquisition of a controlling interest in Optex Delaware by Sileas Corp. and the Reorganization Agreement.

Secured Promissory Note Issued in connection with Purchase by Optex Delaware

In connection with the public sale of the Optex Texas assets to Optex Delaware, Optex Delaware delivered to each of Longview Fund and Alpha a Secured Promissory Note due September 19, 2011 in the principal amounts of $5,409,762 and $540,976, respectively.  Each Note bears simple interest at the rate of 6% per annum, and the interest rate upon an event of default increases to 8% per annum.  After 180 days from the Issue Date, the principal amount of the Notes and accrued and unpaid interest thereon may be converted into Optex common stock at a conversion price of $1.80 per share    (pre-split and pre-Reorganization price).    The Notes may be redeemed prior to maturity at a price of 120% of the then outstanding principal amount plus all accrued and unpaid interest thereon.  The obligations of Optex under the Notes are secured by a lien of all of the assets of Optex in favor of Longview and Alpha. On February 20, 2009, Longview transferred its Note to Sileas Corp. (see below). On March 27, 2009, Sileas and Alpha exchanged their Notes plus accrued and unpaid interest for 1,027 shares of Optex Delaware Series A Preferred Stock.

Acquisition by Sileas Corp. on February 20, 2009

On February 20, 2009, Sileas Corp. (“Sileas”), a newly-formed Delaware corporation, owned by present members of the company’s management, purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Delaware, in a private transaction (the “Acquisition”).

The primary reasons for the Acquisition by Sileas was to effect synergies that the management of Sileas and the corporate structure of Sileas would produce in achieving competitive advantages in the contract bidding process. Additional operating efficiencies were expected to result from the ownership by present members of management who are active in the daily operations of the Company.

The Acquisition was recorded in accordance with “Statement of Financial Accounting Standards No. 141R” Business Combinations” effective for transactions after December 15, 2008.

The purchase price (“Purchase Price”) for the Acquisition was $13,524,405.  Sileas issued a note to the Longview Fund LP for the full amount of the Purchase Price in exchange for 45,081,350 shares of common stock (the “Common Stock”) issued by the Company (representing 90% of the outstanding shares) and a note dated December 2, 2008, issued by the Company to Longview in the principal amount of $5,409,762 (the “Optex Note”). No contingent consideration is due the seller in the transaction..  The Note is secured by the assets of Sileas Corp. and a pledge of the outstanding stock of Sileas Corp.

Sileas has no operations or business activities other than holding the Purchased Assets and has no revenues.

The fair value of the 10% non-controlling interest at the date of acquisition is estimated to be approximately $1,500,000. The fair value was derived by computing 10% of the value of the Company as a whole based on the value of the consideration given by Sileas for its 90% acquisition. The fair value of the Company as a whole was established by the consideration of $15,000,000 given in the previous transaction whereby Longview and Alpha Capital acquired the Company in a public auction on October 14, 2008. Based upon the stable nature of the Company’s operations, the fair value of the prior consideration was deemed to be representative of the current market value.

Sileas has allocated the consideration for its acquisition of the Purchased Assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values. The excess of the purchase price over the fair values of the identifiable tangible assets, intangibles assets and the fair value of the non controlling interest is recognized as goodwill in the accompanying balance sheet in the amount of $1,012,058. Goodwill is not amortized for financial reporting purposes but measured at least annually for impairment.

The Purchase Price was assigned to the acquired interest in the assets and liabilities of the Company as of February 20, 2009 as follows:

Assets:
Current assets, consisting primarily of inventory of $5,327,438 and accounts receivable of $2,897,583		$8,687,102
Identifiable intangible assets		3,173,793
Purchased Goodwill		7,110,415
Other non-current assets, principally property and equipment		316,923

Total assets		$19,288,233
Liabilities:
Current liabilities, consisting primarily of accounts payable of $2,068,653 and accrued liabilities of $2,039,663		$5,275,886

Acquired net assets		$14,012,347

Purchase price
Total consideration to seller (Sileas 90% interests)	$13,524,405
Fair Value minority interest under FAS 141R	1,500,000

		$15,024,405

Excess purchase price reported as goodwill		$1,012,058

Accounts receivable represent the amounts due from customers in the ordinary course of business. The carrying amounts approximate their fair value and the Company expects to collect the receivables subject to their normal historical experiences.

Qualitative factors that result in the recognition of goodwill exist from the synergies expected to be achieved by combining the existing operations and the business relationships of Sileas Corp as well as intangible assets that exist that do not meet the criteria for separate recognition apart from goodwill such as the intellectual capital inherent in its existing workforce, production methods and its overall customer base. The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.

As of the February 20,   2009 change in ownership, it was determined that there was no significant impact to the unamortized intangible assets since the original determination on October 14, 2008.

Identifiable intangible assets primarily consist of customer and program backlog, and will be amortized between general and administrative expenses and costs of sales according to their respective estimated useful lives.

The accompanying unaudited pro forma financial information for the three and six months ended March 29, 2008 and March 30, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Pro forma revenue and earnings per share information is presented cumulatively in Note 5 regarding the subsequent acquisition of Optex Delaware by Sileas Corp. and the Reorganization Agreement.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP -

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009 (the “Issue Date”), Sileas, the new majority owner of Optex Systems, executed and delivered to Longview Fund LP, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405.  The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum.  In the event Optex sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a Reorganization into its parent company (“Sileas”) or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand.  In the event that a Major Transaction occurs prior to the maturity date resulting in the Borrower receiving Net Consideration with a fair market value in excess of the principal and interest due under the terms of this Secured Note, (the “Optex Consideration”), then in addition to paying the principal and interest due, Optex (“Sileas”) shall also pay an amount equal to 90% of the Optex Consideration.  The obligations of Optex under the Note are secured by a security interest granted to Longview Fund pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

The note payable has been accounted for on the basis of push-down accounting upon the acquisition since Sileas acquired a 90% controlling interest and as such the note payable by Sileas (Parent) is recorded on the financial statements of Optex Delaware (Subsidiary) as of February 20, 2009.  Concurrent with the “Reorganization agreement” reverse Reorganization on March 30, 2009 with Optex Systems Holdings, Inc., Sileas’ ownership is diluted to a percentage less than that under which push-down accounting applies.  Accordingly, the note payable owned by Sileas to Longview has been reflected solely on the financial statements of Sileas and is not reflected as a liability in the financial statements of Optex Systems Holdings, Inc.

Note 5 –Reorganization Plan & Private Placement

Reorganization/Share Exchange

On March 30, 2009, a reorganization/share exchange (“Reorganization”) occurred whereby the then existing shareholders of Optex Systems (Delaware) exchanged their shares of Common Stock with the shares of Common Stock of Optex Systems Holdings, Inc. (formerly Sustut Exploration, Inc.) (the “Company”) as follows:   (i) the outstanding 85,000,000 shares of Optex Systems (Delaware) Common Stock were exchanged by the Company for 113,333,282 shares of Company Common Stock, (ii) the outstanding 1,027 shares of Optex Systems (Delaware) Series A Preferred Stock be exchanged by the Company for 1,027 shares of Company Series A Preferred Stock and such additional items as more fully described in the Agreement and (iii) the 8,131,667 shares of Optex Systems (Delaware) Common Stock purchased in the private placement were exchanged by the Company for 8,131,667 shares of Company Common Stock.  Optex Systems (Delaware) shall remain a wholly-owned subsidiary of the Company.

Shares outstanding of the Company just prior to the close consisted of 19,999,991 shares of which 1,250,000 shares were issued on March 27, 2009 as payment for Investor Relations Services.   The total outstanding common shares of the Company subsequent to the close of the reorganization is as follows:

Existing Sustut (Registrant) Shareholders	18,749,991
Shares issued for Investor Relations Services	1,250,000
Optex Systems Inc shares exchanged	113,333,282
Private Placement shares issued	8,131,667
Total Shares after Reorganization	141,464,940

Private Placement

Simultaneously with the closing of the Reorganization Agreement, as of March 30, 2009 , the Company accepted subscriptions from accredited investors for a total of 27 units (the "Units"), for $45,000.00 per Unit, with each Unit consisting of Three Hundred Thousand (300,000) shares of common stock, no par value (the "Common Stock") of the Company and warrants to purchase Three Hundred Thousand (300,000) shares of Common Stock for $0.45 per share for a period of five (5) years from the initial closing (the "Warrants"), which were issued by Sustut after the closing referenced above.  Gross proceeds to the Company were $1,219,750, and after deducting a finders fee of $139,555 which was payable in cash, and non-cash consideration of indebtedness owed to an investor of $146,250, net proceeds after stock issuance costs of $59,416 were $874,529.  The finder also received five year warrants to purchase 2.7 Units, at an exercise price of $49,500 per unit.

Optex Systems Holdings, Inc.
Balance Sheet Adjusted for Reorganization and Private Placement

	Unaudited Quarter	Reorganization	Private Placement	Unaudited Quarter
	ended 3/29/2009	Adjustments (1)	Adjustments	Ended 3/29/2009

Assets
Current Assets	8,880,436	187,500	929,738	9,997,674
Non current Assets	10,422,425	-	-	10,422,425

Total Assets	19,302,861	187,500	929,738	20,420,099

Liabilities
Loans Payable	146,709		(146,250)	459
Other Current Liabilities	4,416,403	-	55,209	4,471,612

Total Liabilities	4,563,112	-	(91,041)	4,472,071

Equity
Optex Systems Holdings, Inc. – (par $0.001, 300,000,000 authorized, 141,464,940 shares issued and outstanding as of March 29, 2009)	113,333	20,000	8,132	141,465
Optex Systems Holdings, Inc. Preferred Stock (.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	1			1
Additional Paid in Capital	20,891,815	167,500	1,012,647	22,071,962
Retained Earnings	(6,265,400)			(6,265,400)

Total Stockholders Equity	14,739,749	187,500	1,020,779	15,948,028

Total Liabilities and Stockholders Equity	19,302,861	187,500	929,738	20,420,099

(1)
Sustut Exploration, Inc. Balance Sheet as of the March 30, 2009 Reorganization.  Other assets include $187,500 in prepaid expenses for Investor Relation Services to be realized over the next 12 months.  The services were prepaid by the issue of 1,250,000 Sustut shares issued by Sustut prior to March 30, 2009.   The prepaid expense covers April 2009 through April 2010 and will be reflected on the consolidated Statement of Operations for Optex Systems Holdings, Inc. as expensed.

The expenses reflected by the Company on its Statement of Operations for the period from April 1, 2009 through March 31, 2010 will be increased by $46,875 per calendar quarter (as a non-cash expense) as a result of the issuance of the 1,250,000 shares for Investor Relations Services by Sustut and are carried on the Sustut Balance Sheet as a prepaid expense.  The same Investor Relations agreements also call for an aggregate cash payment of $8,000 per month which will increase the expense by an additional $24,000 per quarter.  Therefore, the total impact of the agreements for Investor Relations Services is $70,875 per quarter (pretax) including both the current cash expense and the amortization of the prepaid expense which is carried on the Condensed Consolidated Balance Sheet of the Company.

The accompanying unaudited pro forma financial information for the six months ended March 29, 2009 and March 30, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the three and six months ended March 29, 2009 and March 28, 2008 as if the acquisition of Optex and Reorganization Plan had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	29-Mar-09	30-Mar-08	29-Mar-09	30-Mar-08
Revenues	6,708,286	5,628,115	13,972,368	10,044,019
Net Loss	(326,545)	(310,161)	(345,200)	(816,286)
Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	141,464,940	141,464,940	141,464,940	141,464,940

The pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from IRSN and the elimination employee stock bonus compensation pushed down from IRSN.  There is no expected tax effect of the proforma adjustments for the periods affected in 2008 as the Company had an accumulated retained deficit.

Note 6  Commitments and Contingencies

Leases

The company leases its office and manufacturing facilities under two non-cancellable operating leases expiring November 2009 and February 2010 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.  Total expenses under these facility lease agreements for the three and six months ended March 29, 2009 was $56,978.33 and $170,935 respectively.  Total expenses for manufacturing and office equipment for the three and six months ended March 29, 2009 was $5,598 and $11,195.  At March 29, 2009, the remaining minimum lease payments under non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases
Fiscal Years ending September
2009	$182,130
2010	79,867
2011	16,753
2012	-
2013	-
Thereafter	-
Total minimum lease payments	$278,750

Note 7 - Debt Financing

Non-Related parties

Short Term Note Payable/Longview Fund -   On September 23, 2008 Optex Delaware borrowed $146,709 from Longview and issued a promissory note dated September 23, 2008, to Longview in connection therewith.  The September 23, 2008 Note bears interest at the rate of 10% per annum with interest accruing until the maturity date of the September 23, 2008 Note, which was originally set as November 7, 2008 (“Maturity Date”).  Pursuant to an Allonge No. 1 to Promissory Note, dated January 20, 2009, the Maturity Date was extended until March 31, 2009.  On March 30, 2009 in conjunction with the Reorganization and Private Placement, Longview Fund purchased 3.25 Units of the Private Placement using $146,250 of the outstanding Note Payable as consideration for the purchase. (See Note 5).

Short term note payable (Qioptic) - On November 20, 2008, Optex Delaware issued a promissory note (“Note”) to Qioptiq Limited (“Qioptiq”) in the amount of $117,780. The Note originated as a trade payable as of September 28, 2008 in the amount of $227,265, and as of March 29, 2009 had been paid in full with no outstanding balance.  The Note bore interest at the rate of six percent per annum and had a maturity date of February 13, 2009   (“Maturity Date”).  The terms of the Note call for weekly payments of $10,000 each on the last business day of every week commencing on the last business day of the first week after November 20, 2008 and continuing thereafter until the Maturity Date, on which date the remaining principal amount of the Note and all accrued and unpaid interest thereon shall become immediately due and payable.  The note plus all accrued interest was paid in full by February 13, 2009.

Note 8  –  Stockholders Equity

Common Stock:

Stock Split

On March 26, 2009, the Company’s Board of Directors reconfirmed a 1.7:1 forward split of its Common Stock to holders of record as of February 23, 2009.  Accordingly, as a result of the forward split, the 45,081,350 shares of Common Stock held by Sileas Corp. were split into 76,638,295  shares, and the 4,918,650 shares of Common Stock held by Arland Holdings, Ltd. were split into 8,361,705 shares.

As of March 30, 2009, the Company was authorized to issue 300,000,000 shares of $.001 par value common stock, of which 85,000,000 shares were issued and outstanding as follows:

Sileas Corporation	76,638,295
Arland Holding, LTD	8,361,705
Total Outstanding	85,000,000

Reorganization & Private Placement:

On March 29, 2009, as a result of the Reorganization Agreement and Private Placement, the 85,000,000 outstanding shares of Optex Systems, Inc. as of March 30, 2009 were exchanged for 113,333,282 shares of Optex Systems Holdings Inc. (formerly Sustut Exploration, Inc.).  An additional 8,131,667 shares were issued as a result of the private placement held concurrent with the reorganization.

Each share of stock entitles the holder to one vote on matters brought to a vote of the shareholders.

The company granted an officer at the consummation of the reorganization, the following number of options:  an amount equal to one percent (1%) of the issued and outstanding common shares of the Company immediately after giving effect to the consummation of the Reorganization, with 1,414,649, 34% of the options vesting one year following the date of grant, and 33% vesting on each of the second and third anniversaries following the date of grant, with the exercise price of $0.15.

Series A Preferred Stock

On March 24, 2009, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A Preferred Stock”. This Certificate of Designation was approved by the Registrant’s Board of Directors and Shareholders at a Board Meeting and Shareholders Meeting held on February 25, 2009. The Certificate of Designation sets forth the following terms for the Series A Preferred Stock: (i) Number of authorized shares: 1,027; (ii) per share stated value: $6,000; (iii) liquidation preference per share:  stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the Common Stock on an as converted basis with one vote per share.

The Series A Preferred Shares entitle the holders to receive cumulative dividends at the rate of 6% per annum payable in cash at the discretion of Board of Directors.  Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price initially set at $0.15 per share.

Holders of preferred shares receive preferential rights in the event of liquidation.  Additionally the preferred stock shareholders are entitled to vote together with the common stock on an ”as-converted” basis.

On March 27, 2009, Sileas and Alpha Capital Anstalt exchanged their promissory notes in the total amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A Preferred Stock.  On March 30, 2009 shares of Optex Systems, Inc. Series A Preferred Stock was exchanged on a 1:1 basis for Series A Preferred Stock of Optex Systems Holdings, Inc.

 Note 9—Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. For all periods presented herein, there are no dilutive convertible securities.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six months ended March 29, 2009, and March 30, 2008.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Numerator:
Net loss	$(326,545)	$(678,389)	$(354,700)	$(1,372,053)
Denominator:
Weighted average shares	141,464,940	141,464,940	141,464,940	141,464,940
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Periods  ended March 28, 2008 are shown depicting recapitalization and subsequent stock splits of the entity.

Note 10-Stock Option Plan

On March 26, 2009, the Board of Directors and Shareholders of Sustut adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares for the purpose of having shares available for the granting of options to Company officers, directors, employees and to independent contractors who provide services to the Company.

Options granted under the 2009 Stock Option Plan vest as determined by the Board of Directors of the company or committee set up to act as a compensation committee of the Board of Directors (the “Compensation Committee”) and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, 90 days subsequent to the date of termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. The Company recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock shall be determined by the Compensation Committee, provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of the Company stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

As of March 29, 2009, no stock options have been granted under the 2009 Stock Option Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Reorganization refer to Optex, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the Reorganization refer to the Registrant and its subsidiaries.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Background

On March 30, 2009, a reorganization/share exchange (“Reorganization”) occurred whereby the then existing shareholders of Optex Systems (Delaware) exchanged their shares of Common Stock with the shares of Common Stock of Optex Systems Holdings, Inc. (formerly Sustut Exploration, Inc.) (the “Company”) as follows:   (i) the outstanding 85,000,000 shares of Optex Systems (Delaware) Common Stock were exchanged by the Company for 113,333,282 shares of Company Common Stock, (ii) the outstanding 1,027 shares of Optex Systems (Delaware) Series A Preferred Stock be exchanged by the Company for 1,027 shares of Company Series A Preferred Stock and such additional items as more fully described in the Agreement and (iii) the 8,131,667 shares of Optex Systems (Delaware) Common Stock purchased in the private placement were exchanged by the Company for 8,131,667 shares of Company Common Stock.  Optex Systems (Delaware) shall remain a wholly-owned subsidiary of the Company.

As a result of the Reorganization, the Company changed its name to from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.  This change in year end resulted in a change in quarter end from March 31, 2009 to March 29, 2009.

Simultaneously with the closing under the Reorganization Agreement (and the shares included above), as of March 30, 2009, the Company accepted subscriptions (“Private Placement”) from accredited investors for a total 27 units (the "Units"), for $45,000.00 per Unit, with each Unit consisting of Three Hundred Thousand (300,000) shares of common stock, no par value (the "Common Stock") of the Company and warrants to purchase Three Hundred Thousand (300,000) shares of Common Stock for $0.45 per share for a period of five (5) years from the initial closing (the "Warrants"), which were issued by Registrant after the closing referenced above.  Gross proceeds to the Company were $1,219,750, and after deducting a finders fee of $139,555 which was payable in cash, and consideration which constituted indebtedness owed to an investor of $146,250, net proceeds after stock issuance costs of $59,416 were $874,529.  The finder also received five year warrants to purchase 2.7 Units, at an exercise price of $49,500 per unit.

Optex, which was founded in 1987, is a Richardson, Texas – based ISO 9001:2008 certified concern, which manufactures optical sighting systems and assemblies primarily for Department of Defense (DOD) applications. Its products are installed on a majority of types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, Light Armored and Armored Security Vehicles and have been selected for installation on the Stryker family of vehicles. Optex also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex delivers its products both directly to the military services and to prime contractors.

Optex delivers high volume products, under multi-year contracts, to large defense contractors. Optex has the reputation and credibility with those customers as a strategic supplier. The successful completion of the separation from IRSN has enhanced the Company’s ability to serve its existing customers and will set the stage for it to become a center of manufacturing excellence. The Company also anticipates the opportunity to integrate some of its night vision and optical sights products into retail applications.  The Company now plans to carry on the business of Optex as its sole line of business, and all of the Company’s operations are expected to be conducted by and through Optex.  All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Reorganization refer to the Registrant, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the Reorganization refer to the Registrant and its subsidiaries.

Plan of Operation

Through a private placement offering completed in conjunction with closing under the Reorganization Agreement, the Company has raised $1,219,750 ($874,529, net of finders fees, stock issuance costs and satisfaction of indebtedness owed to an investor) to fund operations.  The proceeds will be used as follows:

Description	Offering
Additional Personnel	$150,000
Legal and Accounting Fees	$100,000
Investor Relations Fees	96,000
Working Capital	$528,529

Totals:	$874,529

Results of Operations

Three Months Ended March 29, 2009 Compared to the Three Months Ended March 30, 2008

Revenues.  During the three months ended March 29, 2009, we recorded revenues of $6.7 million, as compared to revenue for the three months ended March 30, 2008 of $5.6 million, an increase of $1.1 million or 19.6%.  This increase in revenues was primarily due to the ramp up of production on our U.S. government and General Dynamics periscope lines to meet new orders and accelerated delivery customer requirements..

Cost of Goods Sold.  During the quarter ended March 29, 2009, we recorded cost of goods sold of $6.2 million as opposed to $5.0 million during the quarter ended March 30, 2008, an increase of $1.2 million or 24.0%.  This increase in cost of goods sold was primarily due to increased revenue on our periscope lines in support of higher backlog and accelerated delivery schedules, in addition to increased intangible amortization resulting from the Optex Systems, Inc. – Delaware acquisition from Irvine Sensors on October 14, 2008.  The gross margin during the quarter ended March 29, 2009 is 8.3% of revenues as compared to a gross margin of 10.7% for the quarter ended March 30, 2008.  While product gross margins substantially improved to 13.6% for the quarter ended March 29, 2009 versus 10.7% for the quarter ended March 30, 2008 due to changes in revenue mix combined with significant labor cost efficiency improvements, this margin increase was offset by the amortization of intangible expenses related to the acquisition of Optex from Irvine Sensors that were allocated to cost of goods sold of $0.4 million, or 5.3% of revenues, in the quarter ended March 29, 2009, resulting in an overall gross margin of 8.3% for the quarter ending March 29, 2009.

G&A Expenses. During the three months ended March 29, 2009, we recorded operating expenses of $ 0.7 million as opposed to $1.2 million during the three months ended March 30, 2008, a decrease of $0.5 million or 41.7%.  This decrease in G&A expenses was primarily due to the elimination of Corporate Cost allocations from Irvine Sensors of $0.5 million, the Irvine Sensors, Employee Stock Bonus Plan (ESBP) of $0.1 million and further reductions in consulting and travel expenses previously charged to Optex by Irvine Sensors in the three months ended March 30, 2008.  These cost reductions were partially offset by increased costs in legal and accounting fees for Optex Systems as a stand-alone entity from Irvine Sensors.

Loss Before Other Expenses and Taxes. During the three months ended March 29, 2009, we recorded a loss of $(0.1) million as opposed to $(0.6) million during the three months ended March 30, 2008 a decrease of $0.5 million or 83.3%.  This reduced loss before other expenses and taxes was primarily due to increased sales revenue in the three months ended March 29, 2009 combined with reductions in general and administrative expenses driven by the elimination of Irvine Sensors corporate costs pushed down to Optex in the three months ended March 30, 2008.

Net Loss.  During the three months ended March 29, 2009, we recorded a net loss of $(0.33) million, as compared to $(0.68) million for three months ended March 30, 2008, a decrease of $0.35 million or 51.5%.  This decrease in net loss was principally the result of an reduction in operating expenses related to costs pushed down from Irvine Sensors in the three months ended March 30, 2008 combined with increased revenue in three months ended March 29, 2009.  Additionally, in the three months ended March 29, 2009 Optex incurred $0.5 million in total intangible expenses, representing an increase of $0.4 million over the three months ended March 30, 2008.  The increased intangible expenses relate to the acquisition of Optex from Irvine Sensors.  Federal Income Taxes expense increased by $0.1 million in the three months ended March 29, 2009 as a result of increased profit before intangible expense (which is excluded for income tax purposes), over the prior year quarter.  In 2008, there was no Federal Income Tax expense due to the accumulated retained deficit position. Excluding the impact of the increased intangible expenses of $0.4 million, we would have recorded net income of $0.07 million for the three months ended March 29, 2009.

Six Months Ended March 29, 2009 Compared to the Six Months Ended March 30, 2008

Revenues.  During the six months ended March 29, 2009, we recorded revenues of $14.0 million, as compared to revenue for the six months ended March 30, 2008 of $10.0 million, an increase of $4.0 million or 40.0%.  This increase in revenues was primarily due to the ramp up of production on our U.S. government and General Dynamics periscope lines to meet new orders and accelerated delivery customer requirements..

Cost of Goods Sold.  During the six months ended March 29, 2009, we recorded cost of goods sold of $12.5 million as opposed to $8.9 million during the six months ended March 30, 2008, an increase of $3.6 million or 40.4%.  This increase in cost of goods sold was primarily due to increased revenue on our periscope lines in support of higher backlog and accelerated delivery schedules, in addition to increased intangible amortization resulting from the Optex Systems, Inc. – Delaware acquisition from Irvine Sensors on October 14, 2008.  The gross margin during the six months ended March 29, 2009 is 10.8% of revenues as compared to a gross margin of 11.7% for the six months ended March 30, 2008. While product gross margins substantially improved to 14.9% for the six months ended March 29, 2009 versus 11.7% for the six months ended March 30, 2008 due to changes in revenue mix combined with significant labor cost efficiency improvements, this margin increase was offset by the amortization of intangible expenses related to the acquisition of Optex-Texas from Irvine Sensors that were allocated to cost of goods sold of $0.6 million, or 4.1% of revenues, in the six months ended March 29, 2009, and resulted in an overall gross margin of 10.8% for the six months ended March 29, 2009.

G&A Expenses. During the six months ended March 29, 2009, we recorded operating expenses of $ 1.3 million as opposed to $2.5 million during the six months ended March 30, 2008, a decrease of $1.2 million or 48.0%.  This decrease in G&A expenses was primarily due to the elimination of Corporate Cost allocations from Irvine Sensors of $0.9 million, the Irvine Sensors, Employee Stock Bonus Plan (ESBP) of $0.2 million and further reductions in consulting and travel expenses previously charged to Optex by Irvine Sensors in the six months ended March 30, 2008.  These cost reductions were partially offset by increased legal and accounting fees for Optex Systems as a stand-alone entity from Irvine Sensors.

Earnings Before Other Expenses and Taxes. During the six months ended March 29, 2009, we recorded earnings of $0.2 million as opposed to a loss of $(1.3) million during the six months ended March 30, 2008, an increase of 1.5 million or 115.4%.  This increase in earnings before other expenses and taxes was primarily due to increased sales revenue in the six months ended March 29, 2009 combined with reduced general and administrative expenses driven by the elimination of Irvine Sensors corporate costs pushed down to Optex in the six months ended March 30, 2008.

Net Loss.  During the six months ended March 29, 2009, we recorded a net loss of $(0.4) million, as compared to $(1.4) million for six months ended March 30, 2008, a decrease of $1.0 million or 71.4%.  This decrease in net loss was principally the result of reduced operating expenses related to costs pushed down from Irvine Sensors in the six months ended March 30, 2008 combined with increased revenue in six months ended March 29, 2009.  Additionally, in the six months ended March 29, 2009 Optex incurred $1.0 million in intangible expenses, representing an increase of $0.7 million over the six months ended March 30, 2008.  The increased intangible expenses relate to the acquisition of Optex from Irvine Sensors.  Federal Income Taxes expense increased by $0.4 million in the six months ended March 29, 2009 as a result of increased profit before intangible expense (which is excluded for income tax purposes), over prior year.  In 2008, there was no Federal Income Tax expense due to the accumulated retained deficit position. Excluding the impact of the increased intangible expenses of $0.7 million, we would have recorded net income of $0.3 million for the six months ended March 29, 2009.

Liquidity and Capital Resources

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, and notes from related parties.  Based upon our current working capital position and expected business revenues, we believe that our working capital is sufficient to fund operations for the next 12 months.  Based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business.  If our liquidity needs do increase, we believe additional liquidity resources would be derived from a variety of sources including, but not limited to, cash flow from operations, further private placement of our common stock or incurrence of indebtedness.

For the six months ended March 29, 2009

Cash and Cash Equivalents.  As of March 29, 2009, we had cash and cash equivalents of $1.2 million, as compared to cash and cash equivalents of $0.2 million as of September 28, 2008.  The increase in cash and cash equivalents was primarily due to the net proceeds received by us in the private placement combined accelerated collections on government contracts as a result of discounted payment terms.

Net Cash Used in Operating Activities. Net cash provided in operating activities totaled $0.4 million for the six months ended March 31, 2009, as compared to $0.3 million used for the six months ended March 30, 2008.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $0.03 million during the six months ended March 29, 2009, as compared to net cash used in investing activities of $0.10 million during the six months ended March 30, 2008.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0.6 million during the six months ended March 29, 2009, as compared to zero during the six months ended March 30, 2008.  The change of $0.6 million is due to receipt of the private placement funds of $0.87 million offset by funds used to repay outstanding loans of $(0.23) million.

Recent Accounting Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply to transactions involving share-based payment covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No. 123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. FASB No. 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities. The Company is currently evaluating the impact FASB No. 157 will have on its financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” (FASB 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. The Company is currently evaluating what effect the adoption of FASB 159 will have on its financial statements.

In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact of EITF 06-10 on its financial statements, but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements. See Note 14 to the financial statements for the year ended September 28, 2008 for adoption of SFAS 141R subsequent to September 30, 2008.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company does not have any outstanding stock options.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011.  The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. You can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. You can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Until after the March 30, 2009 Reorganization, we were not required to assess and evaluate our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404").  In addition, we devoted substantial time and resources to be in compliance with the reporting requirement for the Reorganization.  For the foregoing reasons, management's assessment of the effectiveness of our internal control over financial reporting is not complete.

Management is committed to take appropriate steps to implement compliance with SOX 404 and is in the process of preparing to document, identify any deficiencies or material weaknesses, evaluate and implement recommended changes and test our internal control over financial reporting. In making our assessment of internal control over financial reporting, management is using the criteria established in the "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because our evaluation of internal control over financial reporting is not yet complete, we cannot assure you that we will not discover material weaknesses; however, management will work towards compliance with SOX 404 as of October 3, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Form 10-Q, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we will face. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us , material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

Risks Related to our Business

We expect that we will need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all.

We anticipate we will have to raise additional capital in the future to service our debt and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future equity or debt financings may be difficult to obtain. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to repay our existing debt;

•	our ability to fulfill backlog;

•	our ability to procure additional production contracts;

•	our ability to control costs;

•	the timing of payments and reimbursements from government and other contracts;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, acts of war or terrorism and the current international conflicts.

Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, and substantial transaction costs. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

Certain of our products are dependent on specialized sources of supply that are potentially subject to disruption and attendant adverse impact to our business.

Some of our products currently incorporate components purchased from single sources of supply. If supply from single supply sources is materially disrupted, requiring us to obtain and qualify alternate sources of supply for such components, our revenues could decline, our reputation with our customers could be harmed, and our business and results of operations could be adversely affected.

Current economic conditions may adversely affect our ability to continue operations.

Current economic conditions may cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance.  Our ability to raise funds, upon which we are fully dependent to continue operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and recession.

Our historical operations depend on government contracts and subcontracts.  We face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.

General political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of our future operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Our exposure to the risks of cost overruns exists in our products business due to the fact that our contracts are solely of a fixed-price nature. Some of those contracts are for products that are new to our business and are thus subject to more potential for unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed the fixed contractual cost of our product contracts, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. Optex generally utilizes contract and temporary labor to supplement the regular workforce.  This allows the company to mitigate impacts of significant fluctuations in volume through flexibility in increasing or decreasing the temporary labor workforce as customer requirements dictate.  In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, where first article acceptance and test requirements are required or where a progress billing clause is not provided for in the contract.. Any such delay could result in a temporary shortage in our working capital.

If we fail to scale our operations appropriately in response to growth and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

We do not have long-term employment agreements with our key personnel, other than our Chief Operating Officer. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, we do not presently have depth of staffing in our executive, operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, our results of operations and ultimate success will be vulnerable to difficulties in recruiting a new executive management team and losses of key personnel.

Risks Relating to the Reorganization

The Company’s directors and executive officers beneficially own a substantial percentage of the Company’s outstanding common stock, which gives them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Reorganization, Sileas Corp. which is owned by one of the Company’s directors, and two of the Company’s officers, beneficially owns, in the aggregate, approximately 73% of the Company’s outstanding common stock. The interests of the Company’s management may differ from the interests of other stockholders. As a result, the Company’s executive management will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of the Company’s certificate of incorporation or bylaws;

•	effecting or preventing a Reorganization, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s management’s beneficial stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

Risks Relating to the Common Stock

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	technological innovations or new products and services by the Company or its competitors;

•	additions or departures of key personnel;

•
limited “public float” following the Reorganization, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	the Company’s ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol OPXS.OB.  However, there is limited trading activity and not currently a liquid trading market.  There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained.  Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCBB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.  As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline or could affect the Company’s ability to raise additional working capital.

If the Company’s current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of the Company’s common stock could fall substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for the Company to raise additional financing in the future through sale of securities at a time and price that the Company deems acceptable.

The elimination of monetary liability against the Company’s directors, officers and employees under Delaware law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; however, the Company provides such indemnification to its directors and officers to the extent provided by Delaware law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Item 5. below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 26, 2009, our shareholders and directors authorized us to file an Amendment to our Certificate of Incorporation with the State of Delaware (the “Amendment”) in order to: (i) change our name to Optex Systems Holdings, Inc.; (ii) designate 5,000 shares of preferred stock; (iii) provide further explanation of the powers of the directors and stockholders of the corporation; and (iv) certain other provisions.

Additionally, on March 26, 2009, we authorized the designation of 1,027 shares of our preferred stock to be designated as Series A Convertible Preferred Stock pursuant to the rights and designations described in the Certificate of Designation for Series A Convertible Preferred Stock (the “Certificate of Designation”).

Item 5. Other Information.

On March 30, 2009, a reorganization/share exchange (“Reorganization”) occurred whereby the then existing shareholders of Optex Systems (Delaware) exchanged their shares of Common Stock with the shares of Common Stock of Optex Systems Holdings, Inc. (formerly Sustut Exploration, Inc.) (the “Company”) as follows:   (i) the outstanding 85,000,000 shares of Optex Systems (Delaware) Common Stock were exchanged by the Company for 113,333,282 shares of Company Common Stock, (ii) the outstanding 1,027 shares of Optex Systems (Delaware) Series A Preferred Stock be exchanged by the Company for 1,027 shares of Company Series A Preferred Stock and such additional items as more fully described in the Agreement and (iii) the 8,131,667 shares of Optex Systems (Delaware) Common Stock purchased in the private placement were exchanged by the Company for 8,131,667 shares of Company Common Stock.  Optex Systems (Delaware) shall remain a wholly-owned subsidiary of the Company.

Simultaneously with closing of the Reorganization Agreement (and the shares are included above), as of March 30, 2009, Optex accepted subscriptions (“Private Placement”) from accredited investors for a total 27 units (the "Units"), for $45,000 per Unit, with each Unit consisting of Three Hundred Thousand (300,000) shares of common stock, no par value (the "Common Stock") of Optex and warrants to purchase Three Hundred Thousand (300,000) shares of Common Stock for $0.45 per share for a period of five (5) years from the initial closing (the "Warrants"), which were issued by Registrant after the closing referenced above.  Gross proceeds to the Company were $1,219,750, and after deducting a finders fee of $139,555 which was payable in cash, and non-cash consideration which constituted satisfaction of indebtedness owed to an investor of $146,250, net proceeds after stock issuance costs of $59,416 were $874,529.  The finder also received five year warrants to purchase 2.7 Units, at an exercise price of $49,500 per unit.

Neither the Company nor Optex had any options or warrants to purchase shares of capital stock outstanding immediately prior to or following the Reorganization, except for 8,941,667 warrants issued in the Private Placement. Immediately prior to the closing, Registrant adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares for the purpose of having shares available for the granting of options to Company officers, directors, employees and to independent contractors who provide services to the Company.

The shares of the Company’s common stock issued in connection with the Reorganization and the private placement offering were not registered under the Securities Act.  All shares issued in connection with the Reorganization were issued in reliance upon the exemption from registration provided by Regulation D under the Securities Act, which exempts transactions to certain accredited. The shares issued in connection with the private placement offering were issued in part in reliance upon the exemption from registration provided by Regulation D under the Securities Act and in part in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act for transactions not involving any public offering.  All such securities constitute “restricted securities” as defined in Rule 144 under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a restrictive legend stating the same.

Item 6. Exhibits

Exhibits

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 12, 2009	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 12, 2009	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer