Form 10-K/A
period 2008-12-31
Optex Systems Holdings Inc
filed 2009-08-05
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

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

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE:  This 10-K/A is a “short form” amendment to (i) reflect revisions to ITEM 8 - the Report of Independent Registered Public Accountant; (ii) reflect a revision to ITEM 9(A) and to (iii) amend signature blocks at the end of the filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUSTUT EXPLORATION, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Report of Independent Registered Public Accountant (revised)	F-1

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheets of Sustut Exploration, Inc. as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (April 11, 2006) through the year then ended December 31, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

F-1

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OPTEX SYSTEMS HOLDINGS, INC.
By: /s/ Stanley A. Hirschman
 Stanley A. Hirschman
 Principal Executive Officer
August 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Stanley A. Hirschman
 Stanley A. Hirschman
 Principal Executive Officer
August 5, 2009
By: /s/ Karen Hawkins
 Karen Hawkins
 Principal Financial Officer
August 5, 2009