Form 10-Q
period 2009-06-28
Optex Systems Holdings Inc
filed 2009-08-12
CIK 1397016

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐ Not applicable.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2009: 141,464,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q
June 28, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	5
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE

 Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2009

OPTEX SYSTEMS HOLDINGS, INC.

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.
Condensed Consolidated Balance Sheets

	June 28, 2009 (unaudited)	September 28, 2008 (restated)

ASSETS

Current Assets
Cash and Cash Equivalents	$492,325	$170,183
Accounts Receivable	3,228,098	2,454,235
Net Inventory	6,843,017	4,547,726
Prepaid Expenses	158,797	307,507

Total Current Assets	$10,722,237	$7,479,651

Property and Equipment
Property, Plant and Equipment	1,341,271	1,314,109
Accumulated Depreciation	(1,073,745)	(994,542)

Total Property and Equipment	$267,526	$319,567

Other Assets
Security Deposits	20,684	20,684
Intangibles, net of accumulated amortization of $1,553,394 and $370,371, respectively.	2,483,395	1,100,140
Goodwill	7,110,415	10,047,065

Total Other Assets	$9,614,494	$11,167,889

Total Assets	$20,604,257	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Balance Sheets – Continued

	Unaudited June 28, 2009	September 28, 2008 (Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$3,223,278	$1,821,534
Accrued Expenses	628,492	798,974
Accrued Warranties	314,446	227,000
Accrued Contract Losses	687,111	821,885
Loans Payable	-	373,974
Interest on Loans Payable	11,101	-
Income Tax Payable	85,179	4,425

Total Current Liabilities	$4,949,607	$4,047,792

Other Liabilities
Note Payable	-	2,000,000
Accrued Interest on Note	-	336,148
Due to Parent	-	4,300,151

Total Other Liabilities	-	$6,636,299

Total Liabilities	$4,949,607	$10,684,091

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 300,000,000 authorized, 141,464,940 and 113,333,282 shares issued and outstanding as of June 28, 2009 and September 28, 2008, respectively)	141,465	113,333
Optex Systems Holdings, Inc. Preferred Stock (.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	1	-
Additional Paid-in-capital	22,087,136	14,080,383
Retained Earnings (Deficit)	(6,573,952)	(5,910,700)

Total Stockholders' Equity	$15,654,650	$8,283,016

Total Liabilities and Stockholders' Equity	$20,604,257	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statement of Operations

	Unaudited Three months ended		Unaudited Nine months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenues	$6,983,930	$3,881,053	$20,956,300	$13,925,073

Total Cost of Sales	6,417,926	2,851,287	18,874,888	11,716,785

Gross Margin	$566,004	$1,029,766	$2,081,412	$2,208,288

General and Administrative
Salaries and Wages	176,869	253,594	524,911	744,119
Employee Benefits & Taxes	29,716	76,438	229,342	246,071
Employee Stock Bonus Plan	-	100,174	-	279,034
Amortization of Intangible	101,159	54,123	303,475	169,368
Rent, Utilities and Building Maintenance	50,838	69,959	163,273	160,999
Investor Relations	88,326	-	88,326	-
Legal and Accounting Fees	128,274	20,166	296,987	117,695
Consulting and Contract Service Fees	43,210	66,678	177,788	267,222
Travel Expenses	16,294	28,376	41,317	116,338
Corporate Allocations	-	508,275	-	1,450,905
Board of Director Fees	37,500	-	87,500	-
Other Expenses	87,749	47,127	183,686	124,729
Total General and Administrative	$759,935	$1,224,910	$2,096,605	$3,676,480

Operating Income (Loss)	$(193,931)	$(195,144)	$(15,193)	$(1,468,192)

Other Expenses
Other (Income) and Expense	(351)	3	(1,434)	(499)
Interest (Income) Expense - Net	-	46,000	184,202	145,503
Total Other	$(351)	$46,003	$182,768	$145,004

Income (Loss) Before Taxes	$(193,580)	$(241,147)	$(197,961)	$(1,613,196)
Income Taxes (Benefit)	114,973	-	465,291	-

Net Income (Loss) After Taxes	$(308,553)	$(241,147)	$(663,252)	$(1,613,196)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding (1)	141,464,940	113,333,282	122,744,977	113,333,282

1.  The three months and nine months ended June 29, 2008 are shown depicting the effects of recapitalization on the equivalent shares issued as of the dates presented as if the March 30, 2009 reverse merger had occurred during those periods.

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statement of Cash Flows

	Unaudited Nine months ended	Unaudited Nine months ended
	June 28, 2009	June 29, 2008

Cash flows from operating activities:
Net Loss	$(663,252)	$(1,613,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$1,632,598	$570,566
Provision for (use of) allowance for inventory valuation	185,636	-
Noncash interest expense	180,382	145,503
Stock Option Compensation expense (1)	15,174	-
(Increase) decrease in accounts receivable	(773,863)	460,783
(Increase) decrease in inventory (net of progress billed)	(2,480,927)	321,273
(Increase) decrease in other current assets	336,210	(190,829)
Increase (decrease) in accounts payable and accrued expenses	1,230,803	(510,043)
Increase (decrease) in accrued warranty costs	87,446	-
Increase (decrease) in due to parent	1,428	1,595,954
Increase (decrease) in accrued estimated loss on contracts	(134,774)	(1,021,761)
Increase (decrease) in income taxes payable	85,179	-
Total adjustments	$365,292	$1,371,446
Net cash used in operating activities	$(297,960)	$(241,750)

Cash flows from investing activities:
Purchases of property and equipment	(27,162)	(103,974)
Net cash used in investing activities	$(27,162)	$(103,974)

Cash flows from financing activities:
Private Placement, net of issuance costs	874,529	-
Proceeds (to) from Loans Payable - Qioptic	(227,265)	-

Net cash provided by financing activities	$647,264	-

Net increase (decrease) in cash and cash equivalents	322,142	(345,724)
Cash and cash equivalents at beginning of period	170,183	504,753
Cash and cash equivalents at end of period	$492,325	$159,029

Optex Systems Holdings, Inc.
Statements of Cash Flows (continued)

	Unaudited Nine months ended	Unaudited Nine months ended
	June 28, 2009	June 29, 2008

Noncash investing and financing activities:

Optex Delaware purchase of Optex Systems from IRSN
Liabilities not assumed
Loan Payable	$2,000,000	-
Accrued Interest on Loan Payable	345,648	-
Income Taxes Payable attributable to Irvine	4,425	-
Due to Parent (IRSN)	4,301,579	-

Total liabilities not assumed	$6,651,652	-

Debt Incurred for Purchase (converted to Series A preferred stock)	(6,000,000)	-
Additional Purchased Intangible Assets	2,936,650
Decrease to Goodwill	(2,936,650)	-
Recapitalization of Stockholders' Equity in Connection with sale to Optex Systems Inc. – Delaware	(1,102,566)	-

Effect on additional paid in capital	$(450,914)	-

Conversion of Debt to Series A Preferred Stock
Additional Paid in Capital (6,000,000 Debt Retirement plus accrued interest of $159,780)	6,159,780	-

Issuance of Common shares in exchange for Investor Relations Services
Additional Paid in Capital (1,250,000 shares issued at $0.001 par) (1)	187,500	-

Supplemental cash flow information:
Cash paid for interest	3,817	-
Cash paid for taxes	380,112	-

(1) See Note 11 - Subsequent Events regarding change in Investor Relations. 700,000 of these shares were returned to the Company subsequent to the quarter end.

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statement of Stockholders' Equity

	Common	Series A			Additional		Total
	Shares	Preferred	Common	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Series A Stock	Capital	Earnings	Equity

Balance at September 28, 2008	113,333,282		$113,333		$14,080,383	$(5,910,700)	$8,283,016

Net Liabilities not Assumed in Optex Texas Acquisition					651,652		651,652

Conversion of $6,000,000 of Debt and Interest to Series A preferred shares		1,027		1	6,159,780		6,159,781

Sustut Exploration Reorganization	19,999,991		20,000		167,500		187,500

Stock Option Compensation Expens					15.174		15,174

Private Placement - Sale of Stock	8,131,667		8,132		1,012,647		1,020,779

Net Earnings (Loss) from continuing operations						(663,252)	(663,252)

Balance at June 28, 2009	141,464,940	1,027	$141,465	$1	$22,087,136	$(6,573,952)	$15,654,650

The accompanying notes are an integral part of these financial statements

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc., (formerly known as Sustut Exploration, Inc.) , a Delaware corporation (the “Company” ), along with Optex Systems, Inc. , a privately held Delaware corporation which is the Company’s wholly-owned subsidiary (“Optex Delaware”), entered into a Reorganization Agreement and Plan of Reorganization, pursuant to which Optex Delaware was acquired by the Company in a share exchange transaction.  The Company became the surviving corporation. At the closing, the Company changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corp. (“IRSN”), Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”) formed Optex Delaware, which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation and wholly owned subsidiary of IRSN, (“Optex Texas”) in a transaction that was consummated via purchase at a public auction.  After this asset purchase, Optex Texas remained a wholly-owned subsidiary of IRSN.  Although Optex Delaware is the legal acquirer of Optex Texas in the transaction, Optex Texas is considered the accounting acquirer since the acquisition by Optex Delaware was deemed to be the purchase of a business in accordance with SFAS 141 “Business Combination” and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business ..”  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.

Optex Texas was a privately held Subchapter “S” Corporation from inception in 1987 until December 30, 2005 when 70% of the issued and outstanding stock was acquired by IRSN, and Optex Texas was automatically converted to a Subchapter “C” Corporation.  On December 29, 2006, the remaining 30% equity interest in Optex Texas was purchased by IRSN.

On February 20, 2009, Sileas Corp. (“Sileas”), a newly-formed Delaware corporation, owned by present members of the company’s management, purchased 100% of Longview's equity and debt interest in Optex Delaware, representing 90% of the aggregate equity interests in Optex Delaware, in a private transaction (the “Acquisition”).  See Note 4.

Optex Delaware operated as a privately-held Delaware corporation until March 30, 2009, when as a result of the Reorganization Agreement described above and also in Note 5 it became a wholly-owned subsidiary of the Company.  Sileas is the majority owner of the Company owning approximately 72% of the Company. The Company plans to carry on the business of Optex Delaware as its sole line of business and all of the Company’s operations are conducted by and through Optex Delaware.  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.  The financial statements of the Company represent subsidiary statements and do not include the accounts of its majority owner.

The Company’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of the nine months ended June 28, 2009, the Company operated with 107 full-time equivalent employees.

The Company manufactures optical sighting systems and assemblies, primarily for Department of Defense applications.  Its products are installed on a variety of U.S. military land vehicles such as the Abrams and Bradley fighting vehicles, Light Armored and Advanced Security Vehicles and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. The Company’s products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors.

In February 2009, the Company’s ISO certification status was upgraded from  9001:2000 to 9001:2008 which is significant because it brings the Company into compliance with the new ISO standards rewritten to align with ISO 14001.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optex Delaware.  All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying financial statements include the historical accounts of Optex Delaware.  As a result of the October 14, 2008 transaction described in Note 1 above, the accompanying financial statements also include the historical accounts of Optex Texas.

Although, Optex Texas has been majority owned by various parent companies described in the preceding paragraphs, no accounts of the parent companies or the effects of consolidation with any parent companies have been included in the accompanying financial statements  The Optex Texas accounts have been presented on the basis of push down accounting in accordance with Staff Accounting Bulletin No. 54  Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase . SAB 54 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned. Under the push down basis of accounting certain transactions incurred by the parent company, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, items resulting from the Optex Texas purchase transaction such as goodwill, debt incurred by the parent to acquire the subsidiary and other costs related to the purchase have been   recorded on the financial statements of the Company.

The consolidated financial statements presented as of the period ended March 29, 2009 include the equity transactions of the Reorganization Agreement executed March 30, 2009, which precipitated the change in year end.

Upon completing the business combination with Sustut on March 30, 2009, the Company elected to change its fiscal year to match that of Optex Delaware. Accordingly, all activity of the combined companies was presented as of the quarter’s end of the accounting acquirer, which was March 29, 2009.

Although the effective date of the merger was March 30, 2009, all transactions related to the business combination (and only those transactions), with Sustut have been reflected as if they had taken place one day prior on March 29th so as to coincide with the accounting acquirer’s quarter end of March 29, 2009. See Note 5 for details of the Reorganization.

The condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Forms 8-K and other reports filed with the SEC.

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

 Inventory:  Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  At June 28, 2009, and September 28, 2008 inventory included:

	As of 6/28/2009	As of 9/28/2008

Raw Materials	$6,939,094	$4,199,657
Work in Process	3,529,351	5,575,520
Finished Goods	780,828	28,014
Gross Inventory	$11,249,273	$9,803,191
Less:
Unliquidated Progress Payments	(3,546,890)	(4,581,736)
Inventory Reserves	(859,366)	(673,729)
Net Inventory	$6,843,017	$4,547,726

Gross inventory increased by $1,446,082 in the nine months ended June 28, 2009 in order to support increased production rates in 2009 over 2008 across all of our major product lines.  Unliquidated progress payments declined by $1,034,846 as a result of increased shipments in previously progress billed programs, and inventory reserves increased by $185,637 to accrue for estimated inventory shrinkage associated with scrap, obsolescence and manufacturing overhead adjustments anticipated during physical inventory valuation at year end.

Stock-Based Compensation:  In December 2004, FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123R.

Earnings per Share: Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented.  Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive.  In a loss year, the calculation for basic and diluted earnings per share is considered to be to be the same, as the impact of potential common shares is anti-dilutive.  At June 28, 2009 there were 2,681,649 stock options that could dilute future earnings, as compared to zero stock options at June 29, 2008.

Note 3 - Recent Accounting Pronouncements

In June 2008, FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share ("EPS"), and we will need to calculate basic EPS using the "two-class method." Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending October 3, 2010.  The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, "Subsequent Events".  SFAS 165 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 28, 2009.  Adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standard No. 168, " The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS 168 replaces Statement 162 and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the interim period ending September 27, 2009.  The Company does not expect adoption of SFAS 168 to have a material effect its financial statements.

In June 2006, FASB issued Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “ Accounting for Income Taxes ” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB  No.  157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157 does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB No. 157 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ,” was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted.  The adoption of FASB No. 159 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2007, EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-10 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2007,FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 . These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements. See Note 9 for adoption of SFAS 141R subsequent to December 28, 2008.

 In December 2007, the SEC issued Staff Accounting Bulletin No. 110. SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company does not have any outstanding stock options.

In March 2008, FASB issued SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect

In May 2008, FASB issued SFAS No. 162, " The Hierarchy of Generally Accepted Accounting Principles ”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB No. 162 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 ".  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011.  The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

Note 4 — Acquisition of Substantially All of the Assets of Optex Texas

Acquisition of Assets of Optex Texas by Optex Delaware on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Delaware exchanged $15 million of IRSN debt owned by it and assumed approximately $3.8 million of certain Optex Texas liabilities and all of the assets of Optex Texas.  The $15 million of IRSN debt was contributed by Longview and Alpha to Optex Delaware, as discussed below, in exchange for a $6 million note payable from Optex Delaware and a $9 million equity interest in Optex Delaware.  There was no contingent consideration associated with the purchase.  Longview and Alpha, which were secured creditors of IRSN, owned Optex Delaware until February 20, 2009, when Longview sold 100% of its equity interests in Optex Delaware to Sileas, as discussed below.

Optex Delaware purchased all of the assets of Optex Texas, including: intellectual property, production processes and know-how, and outstanding contracts and customer relationships.  Optex Delaware also assumed certain liabilities of Optex Texas consisting of accounts payable and accrued liabilities.  The Company’s management intends to improve the business’s ability to serve its existing customers and to attract new customers by providing quality products and superior service which will be achieved by improving the Company’s working capital availability as opposed to the limited working capital that was available during the time period in which the assets were owned by IRSN.

Optex Delaware has allocated the consideration for its acquisition of the Purchased Assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

The Purchase Price was assigned to the acquired interest in the assets and liabilities of the Company as of October 14, 2008 as follows:

Assets:
Current assets, consisting primarily of inventory of $5,383,929 and accounts receivable of $1,404,434	$7,330,910
Identifiable intangible assets	4,036,789
Purchased Goodwill	7,110,416
Other non-current assets, principally property and equipment	343,898

Total assets	$18,822,013
Liabilities:
Current liabilities, consisting of accounts payable of $1,953,833 and accrued liabilities of $1,868,180	3,822,013

Acquired net assets	$15,000,000

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:
Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted IDIQ awards	1,273,222
Total Intangible Asset to be amortized	$4,036,789

Identifiable intangible assets primarily consist of customer and program backlog and will be amortized between general and administrative expenses and costs of sales according to their respective estimated useful lives as follows:

		2009	2010	2011	2012	2013
Contracted Backlog amortized by delivery schedule	COS	$1,666,559	$718,289	$126,158	$19,614	$4,762
Contracted Backlog amortized by delivery schedule	G&A	149,990	64,646	11,354	1,765	429
Program Backlog amortized straight line across 5 years	G&A	254,645	254,645	254,645	254,645	254,645
Total Amortization by Year		$2,071,194	$1,037,580	$392,157	$276,024	$259,834

The accompanying unaudited pro forma financial information for the three and nine months ended June 28, 2009 and June 29, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Pro forma revenue and earnings per share information is presented cumulatively in Note 5 regarding the subsequent acquisition of a controlling interest in Optex Delaware by Sileas Corp. and the Reorganization Agreement.

Secured Promissory Note Issued in connection with Purchase by Optex Delaware

In connection with the public sale of the Optex Texas assets to Optex Delaware, Optex Delaware delivered to Longview and Alpha Secured Promissory Notes, due September 19, 2011, in the principal amounts of $5,409,762 and $540,976, respectively.   On March 27, 2009, Sileas and Alpha exchanged their Notes plus accrued and unpaid interest for 1,027 shares of Optex Delaware Series A Preferred Stock.

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Delaware, in the “Acquisition”. As of the date of this transaction, Sileas is the majority owner of the Company.

The primary reasons for the Acquisition by Sileas was to effect synergies that the management and corporate structure of Sileas could produce in the contract bidding process in which the Company participates due to federal requirements for small business set-asides on certain government contracts.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009 (the “Issue Date”), Sileas, currently majority owner of the Company, executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405.  The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum.  In the event the Company sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a Reorganization into Sileas or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand.  In the event that a Major Transaction occurs prior to the maturity date resulting in the Borrower receiving Net Consideration with a fair market value in excess of the principal and interest due under the terms of this Secured Note, (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the Optex Consideration.  The obligations of Sileas under the Note are secured by a security interest in the Company’s common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

The Company has not guaranteed the note and Longview is not entitled to pursue the Company in the event of a default by Sileas.  Therefore, there are no actual or potential cash flow commitments from the Company.  In the event of default by Sileas on its obligations under the note, Longview would only be entitled to receive the Company common and preferred stock held by Sileas.

Note 5 –Reorganization Plan and Private Placement

Reorganization/Share Exchange

On March 30, 2009, the Reorganization occurred whereby the then existing shareholders of Optex Delaware exchanged their shares of Common Stock with the shares of Common Stock of the Company as follows:   (i) the outstanding 85,000,000 shares of Optex Delaware Common Stock were exchanged by the Company for 113,333,282 shares of Company Common Stock, (ii) the outstanding 1,027 shares of Optex Delaware Series A Preferred Stock be exchanged by the Company for 1,027 shares of Company Series A Preferred Stock and such additional items as more fully described in the Agreement and (iii) the 8,131,667 shares of Optex Delaware Common Stock purchased in the private placement were exchanged by the Company for 8,131,667 shares of Company Common Stock.  Following the Reorganization, Optex Delaware remained a wholly-owned subsidiary of the Company.

Shares outstanding of the Company just prior to the close consisted of 19,999,991 shares of which 1,250,000 shares were issued on March 27, 2009 as payment for Investor Relations Services, of which 700,000 were surrendered to the Company upon termination of one of the Investor Relations contracts in June 2009.  See Note 11 – “Subsequent Events” for a further discussion.  The total outstanding common shares of the Company subsequent to the close of the reorganization is as follows:

Reconciliation of Share activity reflecting Acquisition Activities on Stockholders’ Equity at March 29, 2009

	Common Shares Outstanding	Series A Preferred Shares	Common Stock	Preferred Series A Stock	Treasury Stock Optex Texas	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity

Balance at September 28, 2008 as reported on historical statements of Optex – Texas	10,000		$164,834		$(1,217,400)	$15,246,282	$(5,910,700)	$8,293,016

Optex Delaware Acquisition	(10,000)		(164,834)		1,217,400	(1,052,566)

Issuance of 50,000,000 Optex Delaware shares	50,000,000		50,000			(50,000)

Stock split of 1.7:1 of common shares outstanding as of March 26, 2009	35,000,000		35,000			(35,000)

Reorganization of Optex Delaware Shares Outstanding	(85,000,000)		(85,000)			85,000

Reorganization Share Exchange (113,333,282 Sustut shares for 85,000,000 Optex System Inc. shares)	113,333,282		113,333			(113,333)

Balance at September 28, 2008 as reported March 29, 2009 (1)	113,333,282	-	$113,333	-	-	$14,080,383	$(5,910,700)	$8,283,016

Net Liabilities not Assumed in Optex Texas Acquisition						$651,652		$651,652

Conversion of 6,000,000 Debt and Interest to Series A preferred shares		1,027		$1		6,159,780		6,159,781

Sustut Reorganization (2)	19,999,991		20,000			167,500		187,500

Private Placement Sale of Stock (2)	8,131,667		8,132			1,012,647		1,020,779

Net Earnings (Loss) from continuing operations through March 29, 2009							(354,700)	(354,700)

Balance at March 29, 2009	141,464,940	1,027	$141,465	$1		$22,071,962	$(6,265,400)	$15,948,028

The accompanying notes are an integral part of these financial statements

(1)After giving affect to the equivalent number of shares issued to existing Optex shareholders due to the reorganizations and change in the accounting acquirers’ period end.on March 30, 2009.
(2)Reorganization and private placement transactions which occurred on March 30, 2009 reflected in March 29, 2009 statements due to the election to report as of the accounting acquirers’ period end.

Private Placement

Simultaneously with the closing of the Reorganization Agreement, as of March 30, 2009 , the Company accepted subscriptions from accredited investors for a total of 27.1 units (the "Units"), for $45,000.00 per Unit, with each Unit consisting of Three Hundred Thousand (300,000) shares of common stock, no par value (the "Common Stock") of the Company and warrants to purchase Three Hundred Thousand (300,000) shares of Common Stock for $0.45 per share for a period of five (5) years from the initial closing (the "Warrants"), which were issued by Sustut after the closing referenced above.  Gross proceeds to the Company were $1,219,750, and after deducting (i) a cash finders fee of $139,555 , (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, net proceeds were $874,529.  The finder also received five year warrants to purchase 2.39 Units, at an exercise price of $49,500 per unit.

The following table represents the Reorganization and Private Placement transactions which occurred on March 30, 2009 reflected in March 29, 2009 statements due to the election to report as of the accounting acquirers’ period end:

Optex Systems Holdings, Inc.
Balance Sheet Adjusted for Reorganization and Private Placement

	Unaudited Quarter ended March 29, 2009	Reorganization Adjustments (1)	Private Placement Adjustments	Unaudited Quarter Ended March 29, 2009

Assets
Current Assets	$8,880,436	$187,500	$929,738	$9,997,674
Non current Assets	10,422,425	-	-	10,422,425

Total Assets	$19,302,861	$187,500	$929,738	$20,420,099

Liabilities
Loans Payable	146,709		(146,250)	459
Other Current Liabilities	4,416,403	-	55,209	4,471,612

Total Liabilities	$4,563,112	$-	$(91,041)	$4,472,071

Equity
Optex Systems Holdings, Inc. – (par $0.001, 300,000,000 authorized, 141,464,940 shares issued and outstanding as of March 29, 2009)	113,333	20,000	8,132	141,465
Optex Systems Holdings, Inc. Preferred Stock (.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	1			1
Additional Paid in Capital	20,891,815	167,500	1,012,647	22,071,962
Retained Earnings	(6,265,400)			(6,265,400)

Total Stockholders Equity	$14,739,749	$187,500	$1,020,779	$15,948,028

Total Liabilities and Stockholders Equity	$19,302,861	$187,500	$929,738	$20,420,099

(1) Sustut Exploration, Inc. Balance Sheet as of the March 30, 2009 Reorganization. Other assets include $187,500 in prepaid expenses for Investor Relation Services to be realized over the next 12 months. The services were prepaid by the issue of 1,250,000 Sustut shares issued by Sustut prior to March 30, 2009. The prepaid expense covers April 2009 through April 2010 and will be reflected on the consolidate Statement of Operations for the Company as expensed. See Note 11 - Subsequent Events. 700,000 of these shares were returned to the Company subsequent to the quarter end.

The expenses reflected by the Company on its Statement of Operations for the period from April 1, 2009 through March 31, 2010 will be increased by $46,875 per calendar quarter (as a non-cash expense) as a result of the issuance of the 1,250,000 shares for Investor Relations Services by Sustut and are carried on the Sustut Balance Sheet as a prepaid expense. The same Investor Relations agreements also call for an aggregate cash payment of $8,000 per month which will increase the expense by an additional $24,000 per quarter. Therefore, the total impact of the agreements for Investor Relations Services is $70,875 per quarter (pretax) including both the current cash expense and the amortization of the prepaid expense which is carried on the Condensed Consolidated Balance Sheet of the Company. See Note 11 - Subsequent Events. 700,000 of these shares were returned to the Company subsequent to the quarter end.

The accompanying unaudited pro forma financial information for the nine months ended June 28, 2009 and June 29, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the three and six months ended June 28, 2009 and June 29, 2008 as if the acquisition of Optex and Reorganization Plan had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 29, 2009	June 29, 2008
Revenues	6,983,930	3,881,053	20,956,300	13,925,073
Net Income (Loss)	(308,553)	145,877	(653,750)	(450,016)
Diluted earnings per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	141,464,940	141,464,940	141,464,940	141,464,940

The pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from IRSN and the elimination of employee stock bonus compensation previously pushed down from IRSN.  There is no expected tax effect of the proforma adjustments for the periods affected in 2008 due to net loss and accumulated retained deficit of IRSN.

Note 6  Commitments and Contingencies

Leases

The company leases its office and manufacturing facilities under two non-cancellable operating leases expiring November 2009 and February 2010 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.  Total expenses under these facility lease agreements for the three and nine months ended June 28, 2009 was $77,350 and 232,343 respectively.  Total expenses for manufacturing and office equipment for the three and nine months ended June 28, 2009 was $796 and $2,464.  At June 28, 2009, the remaining minimum lease payments under non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases
Fiscal Years ending September
2009	$119,461
2010	79,867
2011	16,753
2012	-
2013	-
Thereafter	-
Total minimum lease payments	$216,081

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

Short term note payable (Qioptic) - On November 20, 2008, Optex Delaware issued a promissory note (“Note”) to Qioptiq Limited (“Qioptiq”) in the amount of $117,780. The Note originated as a trade payable as of September 28, 2008 in the amount of $227,265, and was paid in full as of March 29, 2009.

Note 8  –  Stockholders Equity

  Common Stock:

Stock Split

On March 26, 2009, Optex Delaware’s Board of Directors reconfirmed a 1.7:1 forward split of its Common Stock to holders of record as of February 23, 2009.  Accordingly, as a result of the forward split, the 45,081,350 shares of Common Stock held by Sileas was split into 76,638,295  shares, and the 4,918,650 shares of Common Stock held by Arland Holdings, Ltd. was split into 8,361,705  shares.

As of March 30, 2009, the Company was authorized to issue 300,000,000 shares of $0.001 par value common stock, of which 85,000,000 shares were issued and outstanding as follows:

Sileas Corporation	76,638,295
Arland Holding, Ltd.	8,361,705
Total Outstanding	85,000,000

Reorganization & Private Placement:

On March 29, 2009, as a result of the Reorganization Agreement and Private Placement, the 85,000,000 outstanding shares of Optex Delaware as of March 30, 2009 were exchanged for 113,333,282 shares of the Company (formerly Sustut Exploration, Inc.).  An additional 8,131,667 shares were issued as a result of the private placement closed concurrently with the Reorganization.

Each share of stock entitles the holder to one vote on matters brought to a vote of the shareholders.

The company granted an officer at the consummation of the reorganization, the following number of options:  an amount equal to one percent (1%) of the issued and outstanding common shares of the Company immediately after giving effect to the consummation of the Reorganization.  This resulted in a grant of 1,414,649 shares with exercise price of $0.15 per share.  The options vest 34% one year following the date of grant, and 33% on each of the second and third anniversaries following the date of grant.  See Note 10 - Stock Based Compensation.

Series A Preferred Stock

On March 24, 2009, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A Preferred Stock”. This Certificate of Designation was approved by the Company’s Board of Directors and Shareholders at a Board Meeting and Shareholders Meeting held on February 25, 2009. The Certificate of Designation sets forth the following terms for the Series A Preferred Stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,000; (iii) liquidation preference per share:  stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the Common Stock on an as converted basis with one vote per share.

The Series A Preferred Stock entitles the holders to receive cumulative dividends at the rate of 6% per annum payable in cash at the discretion of Board of Directors.  Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share.

Holders of preferred shares receive preferential rights in the event of liquidation.  Additionally the preferred stock shareholders are entitled to vote together with the common stock on an ”as-converted” basis.

On March 27, 2009, Sileas and Alpha Capital Anstalt exchanged their promissory notes in the total amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A Preferred Stock.  On March 30, 2009 shares of Optex Systems, Inc. Series A Preferred Stock was exchanged on a 1:1 basis for Series A Preferred Stock of the Company.

 Note 9—Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly.  In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.  At June 28, 2009 there were 2,681,649 stock options that could dilute future earnings, as compared to zero  stock options at June 29, 2008.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and nine months ended June 28, 2009, and June 29, 2008.

	Three months Ended June 28, 2009	Three months ended June 29, 2008	Nine months ended June 28, 2009	Nine months ended June 29, 2008
Numerator:
Net loss	$(308,553)	$(241,147)	$(663,252)	$(1,613,196)
Denominator:
Weighted average shares	141,464,940	113,333,282	122,744,977	113,333,282
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Periods  ended June 29, 2008 are shown depicting recapitalization and subsequent stock splits of the entity.

Note 10-Stock Based Compensation

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

On March 30, 2009, 1,414,649 stock options were granted to an officer of the company with vesting rights of 34% after the first year, and 33% each after the second and third years and carry a grant expiration date of seven years after issuance.  On May 14, 2009, 1,267,000 stock options were issued to other company employees, including 250,000 shares to one company officer.  These stock options vest 25%   per year after each year of employment and carry a grant expiration date of seven years after issuance.  For shares granted as of May 14, 2009, the company anticipates an annualized employee turnover rate of 3% per year, and as such expect only 1,174,786 of the 1,267,000 shares to vest as of the end of the contract term.  As of June 28, 2009 none of the stock options had vested.

For the three months and nine months ended June 28, 2009, the Company recorded compensation costs for options and shares granted under the plan amounting to $15,174.  There were no stock options or shares granted or outstanding prior to September 28, 2008, therefore no compensation expense was recorded in 2008.  The impact of this expense was immaterial to the basic and diluted net loss per share for the three months and nine months ended June 28, 2009.   A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. For the three months ended June 28, 2009 estimated deferred tax assets were deemed immaterial and have not been recorded for the tax effect of the financial statement expense. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model.  The fair value of the underlying shares was determined based on the closing price of the Company’s publicly-traded shares as of June 26, 2009.   Further, the expected volatility was calculated using the historical volatility of a diversified index of companies in the  defense, homeland security, and space industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and trying to find another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data were not available.   The Company utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as the Company.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Nine months Ended
June 28, 2009

Expected dividend yield	0%
Expected stock price volatility	27.8%
Risk-free interest rate (1)	2.8%-4.07%
Expected life of options	4.5 to 7 Years
(1) 2.8% for grant expected life less than 7 years (2) 4.02 for grant expected life of 7 years.

The Company has granted stock options to consultants, advisors and directors in the following grants:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 06/28/09	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2010
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2011
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2012
05/14/09	316,750	0.15	316750	05/13/2016	05/14/2013
Total			2,681,649

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average		Aggregate
Subject to Exercise	Options	Price	Life (Years)		Value

Outstanding as of June 29, 2008	-	$-
Granted - 2009	2,681,649	$0.09	5.38	.	$233,049
Forfeited – 2009	-	$-
Exercised – 2009	-	$-
Outstanding as of June 28, 2009	2,681,649	$0.09	5.38		$233,049

Exercisable as of June 28, 2009	0	$0	0		$0

The weighted-average grant date fair value of options granted during the nine months ended June 28, 2009 was $0.14. The total intrinsic value of options exercised during the nine months June 28, 2009 was $ 0.0

The following table summarizes the status of the Company’s aggregate non-vested shares granted under the 2009 Stock Option Plan (See Note 9):

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant-Date Fair Value
Non-vested as of June 28, 2009	0	$
Non-vested granted — nine months ended June 28, 2009	2,681,649		$.14
Vested — nine months ended June 28, 2009	0		$.00
Forfeited — nine months ended June 28, 2009	0	$
Non-vested as of June 28, 2009	2,681,649		$.14

As of June 28, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $357,196.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the year period ended June 28, 2009 was $0.0.

Note 11-Subsequent Events

On June 26, 2009, the Company terminated its Investor Relations Agreement with American Capital Ventures, Inc., and pursuant to this termination, American Capital Ventures returned 700,000 of the 1,000,000 restricted shares of Company Common Stock it received in support of the Investor Relations Agreement.

Effective as of June 29, 2009, the Company entered into a Consulting Agreement with ZA Consulting, Inc. for the provision of consulting services to the Company’s management including investor support; broker relations; conducting due diligence meetings with brokers, analysts, institutional money managers and financial media companies; attendance at investor conferences and trade shows; and assistance in the preparation and dissemination of press releases and stockholder communications.  ZA Consulting will also assist the Company with corporate communications involving brand, product, and corporate awareness.  The term of the Agreement is for one year terminating June 30, 2010.  For services rendered, ZA Consulting was paid $150,000 upon execution of the Agreement and will receive $5,000 and 40,000 shares of restricted Common Stock per month for the duration of the agreement

The expenses reflected by the Company on its Statement of Operations for the period from June 29, 2009 through June 27, 2010 will be increased by $36,000 over the next twelve months due to amortization of the prepaid expense of $150,000 and non cash related stock issues as a result of the change in firms.

Subsequent events were evaluated through August 12, 2009, the date the financial statements were issued.

Note 12-Restatement of September 28, 2008 financial statements

As a result of Securities and Exchange Commission (SEC) comments, we have reissued the financial statements to restate the following:

The Company reclassified the asset impairment of goodwill from other expenses to an operating expense.  This reclassification increased the loss from operations by $1,586,416 to $4,653,743 with no change to the net loss.

Note 2 has been restated to accurately reflect the Company’s revenue recognition policy.  Note 4 has been restated to accurately reflect the accounting treatment of the Sileas Corp.’s stock purchase transaction with Longview.  The above restatements have no affect on the balance sheet, statements of stockholders’ equity and comprehensive income/(loss), net loss  or cash flows for the year ended September 28, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

All references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the Reorganization refer to Optex Systems Holdings, Inc., and references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Reorganization refer to Sustut Exploration, Inc.

This management's discussion and analysis reflects information known to management as at June 28, 2009. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the year ended September 28, 2008, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. Additional information relating to the company, including our most current annual information form, is available at www.sec.gov.  The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, the Reorganization occurred whereby the then existing shareholders of Optex Delaware exchanged their shares of Common Stock with the shares of Common Stock of the Company as follows:   (i) the outstanding 85,000,000 shares of Optex Delaware Common Stock were exchanged by the Company for 113,333,282 shares of Company Common Stock, (ii) the outstanding 1,027 shares of Optex Delaware Series A Preferred Stock be exchanged by the Company for 1,027 shares of Company Series A Preferred Stock and such additional items as more fully described in the Agreement and (iii) the 8,131,667 shares of Optex Delaware Common Stock purchased in the private placement were exchanged by the Company for 8,131,667 shares of Company Common Stock.  Optex Delaware will remain a wholly-owned subsidiary of the Company.

As a result of the Reorganization, the Company changed its name to from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

Simultaneously with the closing under the Reorganization Agreement (and the shares included above), as of March 30, 2009, the Company accepted subscriptions from accredited investors for a total 27.1 units (the "Units"), for $45,000.00 per Unit, with each Unit consisting of Three Hundred Thousand (300,000) shares of common stock, no par value of the Company and warrants to purchase Three Hundred Thousand (300,000) shares of Common Stock for $0.45 per share for a period of five (5) years from the initial closing, which were issued by the Company after the closing referenced above.  Gross proceeds to the Company were $1,219,750, and after deducting (i) a cash finders fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, the net proceeds were $874,529.  The finder also received five year warrants to purchase 2.39 Units, at an exercise price of $49,500 per unit.

Optex Delaware, which was founded in 1987, is a Richardson, Texas – based ISO 9001:2008 certified concern, which manufactures optical sighting systems and assemblies primarily for Department of Defense applications. Its products are installed on a majority of types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, Light Armored and Armored Security Vehicles and have been selected for installation on the Stryker family of vehicles. Optex Delaware also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Delaware products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.

Optex Delaware delivers high volume products, under multi-year contracts, to large defense contractors.  It has the reputation and credibility with those customers as a strategic supplier. The successful completion of the separation from IRSN has enhanced its ability to serve its existing customers and will set the stage for it to become a center of manufacturing excellence.  IRSN is predominately a research and design company with capabilities enabling only prototype or low quantity volumes.  Optex Delaware is predominately a high volume manufacturing company.  Therefore the systems and processes needed to meet customer’s needs are quite different.  While both companies serve the military market, the customers within these markets are different.  For example, two of the largest customers for Optex are General Dynamics Land System Division (GDLS) and Tank-automotive and Armaments Command (TACOM).  IRSN did not have any contracts or business relations with either of these two customers.  Therefore the separation has allowed Optex Delaware to fully focus on high volume manufacturing and the use of the six sigma manufacturing methodology.  This shift in priorities has allowed Optex Delaware to become a center of manufacturing excellence, characterized by improved delivery performance, higher quality ratings, and reduced operational costs.

Many of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16. “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs to prior to product delivery.  To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on the Company for materials and labor required to complete the contracts.

The Company also anticipates the opportunity to integrate some of its night vision and optical sights products into retail applications.  The Company plans to carry on the business of Optex Delaware as its sole line of business, and all of the Company’s operations are expected to be conducted by and through Optex Delaware.

Plan of Operation

Through a private placement offering completed in conjunction with consummation of the Reorganization Agreement, the Company has raised $1,219,750 ($874,529, net of finders fees, issuance costs and satisfaction of indebtedness owed to an investor) to fund operations.  The proceeds will be used as follows:

Description	Offering
Additional Personnel	$150,000
Legal and Accounting Fees	$100,000
Investor Relations Fees	96,000
Working Capital	$528,529

Totals:	$874,529

Results of Operations

Based on the current level of deliverable backlog, we expect the next three months’ revenues to be consistent with the first nine months of the current fiscal year.  In addition, future business includes expected awards yet to be determined.  Although the current range of products being manufactured is dependent on the receipt of continued and timely funding to existing programs, the most recent proposed federal budget is not expected to impact any of our existing programs in the near term.

The table below summarizes our quarterly and year to date operating results in terms of both a GAAP net income measure and a non GAAP EBITDA measure.  We use EBITDA as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash Intangible Amortization on our income performance.  Consequently, in order to have a meaningful measure of our operating performance on a continuing basis, we need to evaluate an income measure which does not take into account this Intangible Amortization.  We have summarized the quarterly revenue and margin below along with a reconciliation of the GAAP net loss to the non GAAP EBITDA calculation for comparative purposes below.  We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	Fiscal Year 2009				Fiscal Year 2008
	Qtr 1	Qtr 2	Qtr3	9 months ended June 28, 2009	Qtr 1	Qtr 2	Qtr3	9 months ended June 29, 2008
Net Loss After Taxes - GAAP	$-	$(0.3)	$(0.3)	$(0.6)	$(0.7)	$(0.7)	$(0.2)	$(1.6)

Add:
Interest Expense	$0.1	$0.1	$-	$0.2	$0.1	$0.1	$-	$0.2
Federal Income Taxes	0.2	0.1	0.1	0.4	-	-	-	-
Depreciation & Intangible Amortization	0.6	0.5	0.5	1.6	0.3	0.2	0.1	0.6

EBITDA - Non GAAP	$0.9	$0.4	$0.3	$1.6	$(0.3)	$(0.4)	$(0.1)	$(0.8)

We have experienced substantial improvement in our EBITDA as compared to our prior year performance.  We have increased our EBITDA $2.4 million in the nine months ending June 28 , 2009 as compared to 2008, primarily as a result of increased revenue and lower general and administrative costs.  We expect this trend to continue over the next 12 months as our product mix shifts towards more profitable programs, our intangible expenses decrease, and we continue to pursue cost reductions in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.   Shifts in gross margin from quarter to quarter  are primarily attributable to the differing product mix recognized as revenues during each respective period.  During the three and nine months ended June 28, 2009, our revenues on legacy periscope programs increased significantly over the prior year while margins significantly decreased.  The legacy periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero.   During 2009 we have recognized revenue of $3.7 million from these legacy periscope programs, with a remaining backlog of $1.5 million, $0.4 million of which should be recognized in 2009 and the remaining $1.1 million in the first three quarters of 2010.  We expect our product margins on periscopes to increase over the next 12 months as the legacy programs are completed and are replaced with new awards.

Optex is aggressively pursuing additional, potentially higher margin periscope business, and in May of 2009 was awarded a multi-year Indefinite Delivery/Indefinite Quantity (IDIQ) type contract with the first delivery order from TACOM division.  If all government forecasted delivery orders against this IDIQ contract are awarded and if we were to share equally with the other supplier in the awarded releases, the total value of the contract to us could be valued at approximately $7.5 million over the next three years.  In June 2009 Optex received an additional $3.4 million dollar award from General Dynamics Land Systems to provide product to begin with delivery starting in 2011 at the completion of our current production contract.

As a result of the October 14, 2009 acquisition of the assets of Optex Texas, our amortizable intangible assets increased significantly over the prior year. The non cash amortization of intangible assets has had a negative impact on our Gross Margin for 2009 as compared to 2008.    In 2009 our anticipated intangible amortization expense is $2 million and is expected to decline to $1 million in 2010.

Expected Backlog Delivery Schedule as of June 28, 2009 (in millions):

Year	Backlog
2009	$6.5
2010	17.8
2011	4.8
2012	2.5
2013	0.1
Total	$31.7

Virtually all of our contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation (FAR) Subpart 49.5, “Contract Termination Clauses” and more specifically FAR clauses 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination for convenience of the Government and default”.  These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors.  It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties.  We are currently not aware of any pending terminations of convenience for default for our existing contracts.  In the event a termination of convenience were to occur, these FAR clauses provide for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of June 28, 2009, 12.3% of our outstanding backlog, or $3.9 million of booked orders, fell under this criteria.  Our experience has been that the historically negotiated price differentials have been minimal (5% or less) and accordingly, we do not anticipate any significant downward adjustments on these booked orders.

Three Months Ended June 28, 2009 Compared to the Three Months Ended June 29, 2008

Revenues.  In the three months ended June 28, 2009 revenues increased by 79.5% over the respective prior period per the table below:

	3 mos ended 6/28/2009	3 mos ended 6/29/2008	Change
Revenue	$7.0	$3.9	$3.1

Percent increase			79.5%

Revenues increased significantly across all product lines during the three months ended June 2009 as compared to the comparable period in 2008.  Significant increases in sales of certain product lines is attributable to increased demand by General Dynamics and U.S. government accelerated schedules, whereby, in consideration for increased pricing, Optex agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs.    Other revenue increased due to the delivery of higher quantities of certain assemblies in the current quarter over the comparable period in 2008.

During the third quarter of 2009, we worked aggressively with one customer and resolved technical field issues related to two of our major programs, and also completed the First Article Testing and Acceptance requirements on a third, for which we are currently awaiting government acceptance approval.  We do not foresee any issue with obtaining the required approval in the near term.  With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries during the last quarter of fiscal year 2009 continuing through 2010.

Cost of Goods Sold. During the quarter ended June 28, 2009, we recorded cost of goods sold of $6.4 million as opposed to $2.9 million during the quarter ended June 29, 2008, an increase of $3.5 million or 82.6%. This increase in cost of goods sold was primarily associated with increased revenue on our periscope lines in support of higher backlog and accelerated delivery schedules, in addition to increased intangible amortization resulting from the acquisition of Optex - Texas assets from IRSN on October 14, 2008. The gross margin during the quarter ended June 28, 2009 was 8.6% of revenues as compared to a gross margin of 25.6% for the quarter ended June 29, 2008.  Product margins decreased substantially to 15.7% for the quarter ended June 28, 2009 versus 25.6% for the quarter ended June 29, 2008 due to a shift in third quarter revenue mix toward less profitable contracts, combined with increased labor costs related to the reallocation of labor costs associated with 10 employees from general and administrative costs to manufacturing overhead in 2009 as discussed further under the general and administrative caption below.  Margins were further impacted by higher intangible amortization allocable to cost of goods sold of $0.4 million, and increased reserves for valuations and warranties of $0.1 million, resulting in an overall increase in cost of goods sold of 7.1% of revenues in the quarter ended June 28, 2009.

G&A Expenses. During the three months ended June 28, 2009, we recorded operating expenses of $ 0.8 million as opposed to $ 1.2 million during the three months ended June 29, 2008, a decrease of $0.4 million or 33.3%.  The components of the significant net decrease in general and administrative expenses as compared to quarter ended June 29, 2008 are outlined below.

•	Elimination of Corporate Cost allocations from IRSN of $0.5 million and the IRSN Employee Stock Bonus Plan (ESBP) of $0.1 million as a result of the ownership change..
•	Increased costs of $0.2 million in legal, accounting fees, board of directors, and investor relations for Optex Delaware as a stand-alone entity from IRSN and the Reorganization.
•
Lower Salaries and Wages and employee related costs of $0.1 million primarily due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead in cost of sales.  The annualized impact of the personnel move is expected to be a reduction in general and administrative expenses of approximately $0.5 million with an offsetting increase to cost of goods sold..

•	Increased Amortization of Intangible Assets of $0.05 million as a result of the ownership change on October 14, 2008.

Loss from Operations. During the three months ended June 28, 2009, we recorded a loss of $(0.2) million, which was the same as the $(0.2) million loss during the three months ended June 29,.  The loss from operations includes a $0.4 million increase in non-cash amortization of intangible assets as a result of the October 14, 2008 acquisition of the Company from IRSN.

Net Loss. During the three months ended June 28, 2009, we recorded a net loss of $(0.3) million, as compared to $(0.2) million for three months ended June 29, 2008, an increase of $(0.1) million or 50.0%.  Federal Income Taxes expense increased by $0.1 million in the three months ended June 28, 2009 as a result of increased profit before intangible amortization expense (which is not deductible for  income tax purposes), over the prior year quarter. In 2008, there was no Federal Income Tax expense due to the loss from operations. Excluding the impact of the increased intangible expenses of $0.1 million, we would have recorded net income of $0.2 million for the three months ended June 28, 2009.

Nine months Ended June 28, 2009 Compared to the Nine months Ended June 29, 2008

Revenues: In the nine months ended June 28, 2009 revenues increased by 51.1% over the respective prior period per the table below:

	9 mos. ended 6/28/2009	9 mos. ended 6/29/2008	Change
Revenue	$21.0	$13.9	$7.1

Percent increase			51.1%

Revenues increased significantly across all product lines in the three months ended June 2009 as compared to the comparable period in 2008.  Significant increase in sales of certain product lines is attributable to increased demand by General Dynamics and U.S. government accelerated schedules, whereby, in consideration for increased pricing, we agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs.  Other revenue increased due to the delivery of higher quantities of certain assemblies in the current quarter over the comparable period in 2008.

During the third quarter of 2009, we worked aggressively with one customer and resolved technical field issues related to two of our major programs, and completed the First Article Testing and Acceptance requirements on a third, for which we are currently awaiting government acceptance approval.  We do not foresee any issue with obtaining the required approval in the near term.  With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries during the last quarter of fiscal year 2009 continuing through 2010.

Cost of Goods Sold. During the nine months ended June 28, 2009, we recorded cost of goods sold of $18.9 million as opposed to $11.7 million during the nine months ended June 29, 2008, an increase of $7.2 million or 61.5%. This increase in cost of goods sold was primarily associated with increased revenue on certain of our lines in support of higher backlog and accelerated delivery schedules, in addition to increased intangible amortization resulting from the acquisition of Optex Delaware from IRSN on October 14, 2008. The gross margin during the nine months ended June 28, 2009 was 10.5% of revenues as compared to a gross margin of 15.8% for the nine months ended June 29, 2008. Product gross margins were down 0.4% to 17.6% for the nine months ended June 28, 2009 versus 18.0% for the nine months ended June 29, 2008 due to a shift in revenue mix toward less profitable contracts for certain programs, combined with increased labor related to the reallocation of costs associated with 10 employees from the general and administrative costs to manufacturing overhead in 2009 as discussed further under the general and administrative caption below.  Margins were further impacted by higher intangible amortization allocable to cost of goods sold of $0.9 million, and increased reserves for valuations and warranties of $0.3 million , resulting in an overall increase in cost of goods sold of 7.1% of revenues in the nine months ended June 28, 2009.

G&A Expenses. During the nine months ended June 28, 2009, we recorded operating expenses of $2.1 million as opposed to $3.7 million during the nine months ended June 29, 2008, a decrease of $1.6 million or 43.2%.  The components of the significant net decrease in general and administrative expenses as compared to the nine months ended June 29, 2008 are outlined below.

•	Elimination of Corporate Cost allocations from IRSN of $1.5 million and the IRSN Employee Stock Bonus Plan (ESBP) of $0.3 million as a result of the ownership change..
•	Increased costs of $0.4 million in legal, accounting fees, board of directors, and investor relations for Optex Delaware as a stand-alone entity from IRSN and the Reorganization.
•
Lower Salaries and Wages and employee related costs of $0.3 million primarily due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead in cost of sales.  The annualized impact of the personnel move is expected to be a reduction in general and administrative expenses of approximately $.5 million with an offsetting increase to costs of goods sold. This decrease was partially offset by the implementation of a Management Incentive Bonus plan in 2009 of ($0.1) million for a net change of $0.2 million to general and administrative salaries, wages and related employee expenses.

•	Increased Amortization of Intangible Assets of $0.1 million as a result of the ownership change as of October 14, 2008.

Loss from Operations. During the nine months ended June 28, 2009, we recorded earnings of $0.0 million as opposed to a loss of $(1.4) million during the nine months ended June 29, 2008. This improvement was primarily due to increased sales revenue in the nine months ended June 28, 2009, combined with reduced general and administrative expenses driven by the elimination of IRSN corporate costs pushed down to us in the nine months ended June 29, 2008. The current year loss from operations also includes $1.1 million of non cash amortization of intangible assets as a result of the October 14, 2008 acquisition transaction.

Net Loss . During the nine months ended June 28, 2009, we recorded a net loss of $(0.7) million, as compared to $(1.6) million for nine months ended June 29, 2008, a decrease in net loss of $0.9 million or 56.3%. This decrease in net loss was principally the result of reduced operating expenses related to the elimination of costs pushed down from IRSN in the nine months ended June 29, 2008 combined with increased revenue in nine months ended June 28, 2009. Federal Income Taxes expense increased by $0.5 million in the nine months ended June 28, 2009 as a result of increased profit before intangible amortization expense (which is not deductible for income tax purposes), over the prior year. In 2008, there was no Federal Income Tax expense due to the loss from operations. . Excluding the impact of the increased intangible expenses of $1.5 million, we would have recorded net income of $0.9 million for the nine months ended June 28, 2009.

Liquidity and Capital Resources

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, and notes from related parties. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for the next 12 months. However, based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources would be derived from a variety of sources including, but not limited to, cash flow from operations and further private placement of our common stock and/or debt.

For the Nine Months Ended June 28, 2009

Cash and Cash Equivalents. As of June 28, 2009, we had cash and cash equivalents of $0.5 million, as compared to cash and cash equivalents of $0.2 million as of September 28, 2008. The increase in cash and cash equivalents was primarily due to the net proceeds received by us in the private placement combined with accelerated collections on government contracts as a result of discounted payment terms.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $0.3 million for the nine months ended June 28, 2009, as compared to $0.2 million used for the nine months ended June 29, 2008. The primary change was the timing of purchases, accelerated collections on government contracts, and the timing of payments to vendors.  Accelerated collections of government contracts was accomplished by offering discounts for prompt payment.  Federal Acquisition Regulation Clause 52.232-8  “Discounts for Prompt Payment” permits the offer of minimal discounts on payment terms for government contracts in order to expedite invoice payment.  Because many of our programs incur significant long lead times from material acquisition through production and shipment, it is the standard policy of Optex Delaware to offer a 0.5% discount for all government invoices paid in net 10 days or less.  The normal pay terms on these contracts is net 30.   The foregone revenues as a result of the discounted payments equate to less than 0.1% of total revenue reported during the same period.  In the nine months ending June, 28, 2009,our net inventory increased by $2.3 million to support substantially increased production rates across all of our product lines.  A large portion of these inventories are progress billable costs and as such were billed to our customer as costs were incurred.  As of June 28, 2009, our accounts receivable included approximately $1.5 million in unpaid outstanding progress bills related to these programs which we received in July 2009.  We do not anticipate further increases to inventory to facilitate revenue growth; however, we expect our cash flow from operations to remain relatively stable until at least mid 2010 when our low margin legacy periscope programs end and other significant programs reach level production rates.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $0.02 million during the nine months ended June 28, 2009, as compared to net cash used in investing activities of $0.1 million during the nine months ended June 29, 2008 and consisted of equipment purchases.  The Company’s business is primarily labor intensive and we purchase equipment as it becomes necessary.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0.6 million during the nine months ended June 28, 2009, as compared to zero during the nine months ended June 29, 2008. The change of $0.7 million is due to receipt of the private placement funds of $0.9 million offset by funds used to repay outstanding loans of $(0.2) million. We raised funds through a private placement for working capital needs and to hire additional personnel.

Critical Policies and Accounting Pronouncements

Stock-Based Compensation:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123R.

Revenue Recognition.  The Company recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with SOP 81-1:

•
The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers' specifications.

Our contracts are fixed price production type contracts whereas a defined order quantity is delivered to the customer in a continuous or sequential production process in accordance with buyer specifications (build to print).  Our deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from 3 to 36 months.

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates to complete ("ETC”s) and estimates at completion (“EAC”s). EACs include the Company’s incurred costs to date against the contract/order plus management's current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order. If an EAC indicates a potential overrun (loss) against a fixed price contract/order, management generally seeks to reduce costs and /or revise the program plan in a manner consistent with customer objectives in order to eliminate or minimize any overrun and to secure necessary customer agreement to proposed revisions.

If an EAC indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions to still profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent EAC of the particular contract or product order.

Virtually all of our contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation (FAR) Subpart 49.5, “Contract Termination Clauses” and more specifically FAR clauses 52.249-2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on our prime military contracts and are generally, “flowed down” to us as subcontractors on other military business.  It has been our experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties.  We are currently not aware of any pending terminations of convenience or default for our existing contracts.  In the event a termination of convenience were to occur, these FAR clauses provide for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract.

In some cases, Optex may receive orders subject to subsequent price negotiation on contracts exceeding the $650,000 federal government simplified acquisition threshold.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of June 28, 2009, $3.9 million, or 12.9%, of our booked orders fell under this criteria.  Our experience has been that the historically negotiated price differentials have been immaterial and accordingly, we do not anticipate any significant downward adjustments on these booked orders.

Recent Accounting Pronouncements.

 In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. The Company is currently evaluating what effect the adoption of FASB 159 will have on its financial statements.

In March 2007, the Financial Accounting Standards Board ratified “EITF” Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact of EITF 06-10 on its financial statements, but does not expect it to have a material effect.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110. SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company does not have any outstanding stock options.

In March 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60".  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011.  The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

In June 2008, FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share ("EPS"), and we will need to calculate basic EPS using the "two-class method." Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending October 3, 2010.  The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on the Company’s financial statements.

In May 2009, “FASB issued SFAS No. 165, "Subsequent Events".  SFAS 165 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 28, 2009.  Adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

In June 2009, FASB issued SFAS No. 168, " The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS 168 replaces Statement 162 and to establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the period ending September 27, 2009.  The Company does not expect adoption of SFAS 168 to have a material effect its financial statements.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 28, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of June 28, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no material weaknesses in our internal control over financial reporting as of June 28, 2009:

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this quarterly report.

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

•
the timing of payments and reimbursements from government and other contracts, including but not limited to changes in federal government military spending and the federal government procurement process;

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

Current economic conditions may cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance.  Our ability to raise funds, upon which we are fully dependent to continue to expand our operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and recession.

Our ability to fulfill our backlog may have an effect on our long term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and limited by available material supplies.  If we do not fulfill backlog in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries.  Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

Our historical operations depend on government contracts and subcontracts.  We face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.

General political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Our exposure to the risks of cost overruns exists in our products business due to the fact that our contracts are solely of a fixed-price nature.  Some of those contracts are for products that are new to our business and are thus subject to more potential for unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual cost of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  As of June 28, 2009 we had approximately $0.7 million of loss provision accrued for these fixed price contracts.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement with our Chief Operating Officer and do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, we do not presently have depth of staffing in our executive, operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, our results of operations and ultimate success will be vulnerable to difficulties in recruiting a new executive management team and losses of key personnel.

Our intangible assets or goodwill may suffer impairment in the future.

Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition.  Valuation of intangible assets, such as goodwill, requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, maintaining customer relationships and renewing customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our intangible assets or goodwill may suffer impairment in the future that will impact our results of operations.  We reviewed the fair market value of our goodwill and intangible assets as September 28, 2008, based on the fair market values established in connection with the Optex Delaware acquisition as of October 14, 2008, and as a result, determined that the current carrying value of goodwill had been impaired by $1.6 million.  Subsequent to the review, there have been no material changes to our assumptions or estimates that would suggest any further impairment is currently warranted.  However, we intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

Certain of our products are dependent on specialized sources of supply that are potentially subject to disruption which could have a material, adverse impact on our business.

Optex has selectively single sourced some of our material components in order to mitigate excess procurement costs associated with significant tooling and startup costs.  Furthermore, because of the nature of government contracts, we are often required to purchase selected items from Government approved suppliers, which may further limit our ability to utilize multiple supply sources for these key components.  To the extent any of these single sourced or government approved suppliers should have disruptions in deliveries due to production, quality, or other issues, Optex may also experience related production delays or unfavorable cost increases associated with retooling and qualifying alternate suppliers.  The impact of delays resulting from disruptions in supply for these items could negatively impact our revenue, our customer reputation, and our results of operations.  In addition, significant price increases from single-source suppliers could have a negative impact on our profitability to the extent that we are unable to recover these cost increases on our fixed price contracts.  Essentially, all of our existing backlog requirements for specialized sources of supply are currently covered by material contracts with our suppliers.

The defense technology supply industry is subject to technological change and if we are not able to keep up with our competitors and/or they develop advanced technology as response to our products, we may be at a competitive disadvantage.

The market for our products is generally characterized by rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Our competitors could also develop new, more advanced technologies in reaction to our products.  Currently accepted industry standards may change. Our success depends substantially on our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to our products, in market demand for products based on a particular technology or of accepted industry standards could materially and adversely affect our business. We may or may not be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others. In addition, new products may or may not achieve market acceptance.

Unexpected warranty and product liability claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products.  We warrant the quality of our products to meet customer requirements and be free of defects for twelve months subsequent to delivery. On certain product lines the warranty period has been extended to 24 months due to technical considerations incurred during the manufacture of such products.  During June 2008, we experienced an internal control test failure related to the laser filters used on our glass periscope products.  As a result of the internal test failure, Optex implemented a manufacturing process change to eliminate the potential for future failures.  We believe the internal control test environment to be significantly more stringent than that which would occur under field conditions, however as a result of the internal test failure and manufacturing process change, we extended our warranty for all glass periscopes shipped prior to the implemented change by an additional 12 months. As of the date of this report, Optex has not received any warranty claims as a result of the condition.  We establish reserves for warranty claims.  There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products.  Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers.  Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from two customers and the loss of either customer or both customers could have a material adverse effect on our revenues.

At present, we derive approximately 90% of the gross revenue from our business from two customers, GDLS and TACOM, with which we have approximately 50 discrete contracts which cover supply of vehicles, product lines and spare parts. Procuring new customers and contracts may partially mitigate this risk.    A decision by either GDLS or TACOM to cease issuing contracts could have a significant material impact on our business and results of operations.  There can be no assurance that we could replace these customers on a timely basis or at all.

We do not possess any patents and rely solely on trade secrets to protect our intellectual property.

We utilize several highly specialized and unique processes in the manufacture of our products, for which we rely solely on trade secrets to protect our innovations.  We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure.  The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach.  Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

It is also possible that our trade secrets will otherwise become known or independently developed by our competitors, many of which have substantially greater resources, and may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although we believe that our products do not infringe on the patents or other proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us or that such claims will not be successful.

In the future, we may look to acquire other businesses in our industry and the acquisitions will require us to use substantial resources, among other things.

At some time in the future, we may decide to pursue a consolidation strategy with other businesses in our industry.  In order to successfully acquire other businesses, we would be forced to spend significant resources in both acquisition and transactional costs, which could divert substantial resources in terms of both financial and personnel capital from our current operations.  Additionally, we might assume liabilities of the acquired business, and the repayment of those liabilities could have a material adverse impact on our cash flow.  Furthermore, when a new business is integrated into our ongoing business, it is very possible that there would be a period of integration and adjustment required which could divert resources from ongoing business operations.

A conversion of our Series A Preferred Stock could cause substantial dilution to our existing Common Stock.

As of June 28, 2009, we have 141,464,940 shares of our Common Stock issued and outstanding, as well as 1,027 shares of our Series A Preferred Stock issued and outstanding.  The Series A Preferred Stock is convertible into 41,080,000 shares of our Common Stock, and upon conversion, the Series A Preferred Stock would beneficially own 22.5% of our Common Stock.  This would greatly dilute the holdings of our other stockholders.

Risks Relating to the Reorganization

The Company’s directors and executive officers beneficially own a substantial percentage of the Company’s outstanding common stock, which gives them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company .

As a result of the Reorganization, Sileas Corp. which is owned by  the Company’s three officers (one of whom is also one of the Company’s three directors), beneficially owns, in the aggregate, approximately 72% of the Company’s outstanding common stock. The interests of the Company’s management may differ from the interests of other stockholders. As a result, the Company’s executive management will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

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

Public company compliance may make it more difficult to attract and retain officers and directors ..

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2010 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

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

•	operating results that fall below expectations;

•	economic and other external factors, including but not limited to changes in federal government military spending and the federal government procurement process; and

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained .

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

Under Rule 144(i)(2), the Company’s stockholders can avail themselves of Rule 144 and commence selling significant amounts of shares into the market one year after the filing of “Form 10” information with the SEC as long as the other requirements of Rule 144(i)(2) are met (we believe these conditions were satisfied with the filing of our 8-K on April 3, 2009).  While affiliates would be subject to volume limitations under Rule 144(e), which is one percent of the shares outstanding as shown by our then most recent report or statement published, nonaffiliates would then be able to sell their stock without volume limitations.  If the Company’s current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of the Company’s common stock could decrease substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for the Company to raise additional financing in the future through sale of securities at a time and price that the Company deems acceptable.

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

See below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)       Exhibits

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2009	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2009	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer