Form 10-K/A
period 2008-12-31
Optex Systems Holdings Inc
filed 2009-10-01
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 2 TO FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  333-143215

SUSTUT EXPLORATION, INC.
(Exact name of issuer as specified in its charter)

Delaware	33-143215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 5th Avenue #220 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 274-5321

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	None
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

TABLE OF CONTENTS

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

Property Option Payments

We were required but failed to pay Mr. Simpson the two Option Payments to keep our Agreement in good standing. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$55,000	Paid
Final	$20,000	May 15, 2008
Total	$75,000

Location and Land Status

The WILLOW mineral claim consists of a mineral claim within the Omineca Mining Division of British Columbia.

Name	Record Number	Units
WILLOW	530309	183.83

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

Gately & Associates, L.L.C.
Lake Mary, FL
January 14, 2009

SUSTUT EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2008

	12/31/2008	12/31/2007
ASSETS

CURRENT ASSETS

Cash	$-	$10,157

Total Current Assets	-	10,157

OTHER CURRENT ASSETS

None	-	-

Total Other Current Assets	-	-

TOTAL ASSETS	$-	$10,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,950	$5,250
Payable agreement for claim rights	-	20,000

Total Current Liabilities	1,950	25,250

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	-

TOTAL LIABILITIES	1,950	25,250

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 18,000,000and 15,902,624, respectively	18,000	15,903
Additional paid in capital	469,700	71,797
Accumulated deficit during development stage	(489,650)	(102,793)

Total Stockholders' Equity	(1,950)	(15,093)

TOTAL LIABILITIES AND EQUITY	$-	$10,157

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

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued for compensation April 11, 2006 at $0.001 per share	9,902,624	$9,903	$97	$-	$10,000

Common stock issued for cash April 16, 2006 at $0.01 per share on private placement	5,941,575	5,942	54,058	-	60,000

Net income (loss)				(87,607)	(87,607)

Balance, December 31, 2006	15,844,199	$15,844	$54,156	$(87,607)	$(17,607)

Common stock issued for cash February 21, 2007 at $0.30 per share on private placement	58,425	58	17,642	-	17,700

Cancellation of common stock issued for cash March 21, 2007 at $.30 per share	(990)	(1)	(299)	-	(300)

Common Stock issued for cash July 4, 2007 at $0.30 per share on private placement	990	1	299	-	300

Net income (loss)				(15,186)	(15,186)

Balance, December 31, 2007	15,902,624	$15,903	$71,797	$(102,793)	$(15,093)

Retroactively applied share issuance treated as a 0.99026241954-to-1 reverse stock split at par value, $0.001 per share on April 17, 2008

Cancellation of common stock issued for compensation at $0.001 per share on September 12, 2008	(9,902,624)	(9,903)	(97)	-	(10,000)

Common stock issued for compensation September 12, 2008 at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for compensation November 24, 2008 at $0.20 per share	2,000,000	2,000	398,000	-	400,000

Net income (loss)				(386,857)	(386,857)

Balance, December 31, 2008	18,000,000	$18,000	$469,700	$(489,650)	$(1,950)

The accompanying notes are an integral part of these financial statements

SUSTUT EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2008 and 2007, and
From inception (April 11, 2006) through December 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/08	12/31/07	INCEPTION

CASH FLOWS FROM OPERATING ACTIVITIES

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

$—

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

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0)%	(15.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

SUSTUT EXPLORATION, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards ($)	Option Awards ($)	Totals ($)

Andrey Oks, Chief	2008		$0	N/A	N/A	N/A		$0
Executive Officer, Chief
Financial Officer,	2007	$	N/A	N/A	N/A	N/A	$	N/A
Secretary, Treasure, and
Director

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

PART IV

ITEM15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Filed as Exhibit 14.1 to Form 10-K filed on February 6, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OPTEX SYSTEMS HOLDINGS, INC. (fka Sustut Exploration, Inc.)
By: /s/ Andrey Oks
 Andrey Oks
 Principal Executive Officer and Principal Financial Officer*
August 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Andrey Oks
 Andrey Oks
 Principal Executive Officer*
August 24, 2009
By: /s/ Andrey Oks
 Andrey Oks
 Principal Financial Officer*
August 24, 2009

*As of February 6, 2009