Form 10-K/A
period 2008-12-31
Optex Systems Holdings Inc
filed 2009-11-12
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 3 TO FORM 10-K

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
(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

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

Management has concluded that there were no changes in internal controls over financial reporting during the year ended December 31, 2008.

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
OPTEX SYSTEMS HOLDINGS, INC. (fka Sustut Exploration, Inc.)
By: /s/ Stanley A. Hirschman
 Stanley A. Hirschman
 Principal Executive Officer and Director
November 12, 2009
By: /s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and Principal Accounting Officer
November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stanley A. Hirschman
 Stanley A. Hirschman
 Principal Executive Officer and Director
November 12, 2009

By: /s/ Karen Hawkins
 Karen Hawkins
 Principal Financial Officer and Principal Accounting Officer
November 12, 2009

By: /s/ Ronald F. Richards
Ronald F. Richards
Director
November 12, 2009

By: /s/ Merrick Okamoto
Merrick Okamoto
Director
November 12, 2009