Form 10-K
period 2009-09-27
Optex Systems Holdings Inc
filed 2010-01-11
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___ until ___

Commission File Number 000-22573

OPTEX SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33- 143215
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

1420 Presidential Drive
Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 644-0722

Securities Registered under Section 12(b) of the Act
None

Securities Registered under Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒  No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of the 26,111,658 shares of voting stock held by non-affiliates of the registrant  based on the closing price on the Over the Counter Bulletin Board on March 29, 2009 was $6,789,031.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 8, 2010
Common Stock	139,444,940

DOCUMENTS INCORPORATED BY REFERENCE

None

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this prospectus. In this Form 10-K, Optex Systems Holdings, Inc. (“Optex Systems Holdings”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I

Item 1  Description of Business

Background

Prior History - Sustut Exploration, Inc.

Sustut was a Delaware corporation formed on April 11, 2006 to search for available properties in north central British Columbia. In May 2006, Sustut entered into an agreement which was negotiated at arms length with Richard Simpson to acquire a 100% interest in the WILLOW claim purported to be located in the Omineca Mining Division, NTS map sheet 94D/10E. The property could have been acquired from Simpson by paying a total of $75,000 in two option payments with the last option payment being due on May 15, 2008, however, Sustut did not make the required payments and did not acquire title to those property rights.

The mineral claim which was to be Sustut’s primary business expired on May 15, 2008 leaving Sustut with no operating business of which to dispose.  Optex Systems Holdings does not believe it presently maintains any rights related to the Willowvale project and does not intend to pursue a mining or mineral business.  In the event that Mr. Simpson seeks payment of any amount Optex Systems Holdings does not intend to make any payment to exercise any option or extend the term of the rights, if any continue to exist.

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex, Inc., a Delaware corporation (“Optex Systems, Inc. (Delaware)”) exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of Optex Systems Holdings as follows:  (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 shares of Optex Systems Holdings common stock.   Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings, and the Optex Systems, Inc. (Delaware) shareholders are now shareholders of Optex Systems Holdings.  As a result of the reorganization, Sileas Corporation beneficially owns approximately 73.52% of the issued and outstanding common stock of Optex Systems Holdings and Arland Holdings, Ltd. (“Arland”) owns 5.89% of the issued and outstanding common stock of Optex Systems Holdings.  Furthermore, at the time of the reorganization, Andrey Oks resigned as the sole officer and director of the Optex Systems Holdings.  Additionally, Stanley Hirschman, Ronald Richards and Merrick Okamoto were appointed as its Directors, and Stanley Hirschman, Danny Schoening and Karen Hawkins were appointed as its President, COO and V.P. of Finance/Controller, respectively.

Prior to the closing under the reorganization agreement, Optex Systems, Inc. (Delaware) accepted subscriptions from accredited investors for a total 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock of Optex Systems, Inc. (Delaware) and warrants to purchase 300,000 shares of common Stock for $0.45 per share for a period of five years from the initial closing, which were issued by Optex Systems, Inc. (Delaware) after the closing referenced above.  Gross proceeds to Optex Systems, Inc. (Delaware) were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, the net proceeds were $874,529.  The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.

Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and finally shipped.  Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material.  In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers.  If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier.  Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price.).  Currently, approximately 28% of our total material requirements are single sourced across 21 suppliers representing approximately 20% of our active supplier base.  Single sourced component requirements span across all of our major product lines.  Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply ,with various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations affecting our U.S. government business are summarized in the table below:

Regulation	Summary

Federal Acquisition Regulation
The principal set of rules in the Federal Acquisition Regulation System. This system consists of sets of regulations issued by agencies of the Federal government of the United States to govern what is called the "acquisition process," which is the process through which the government purchases ("acquires") goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. The FAR System regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that parts of it are incorporated into government solicitations and contracts by reference.

International Traffic in Arms Regulations
United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List.  These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act
A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the Government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold, currently $650,000.  Requires contractors to provide the Government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance.  Requires contractors and subcontractors to submit cost or pricing data to Government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete.

Optex Systems Holdings is responsible for full compliance with the Federal Acquisition Regulation .  Upon award, the contract may identify certain regulations that Optex Systems Holdings needs to meet.  For example, a contract may allow progress billing pursuant to specific Federal Acquisition Regulation clauses incorporated into the contract.  Other contracts may call for specific first article acceptance and testing requirements. The Federal Acquisition Regulation will identify the specific regulations that Optex Systems Holdings must follow based on the type of contract awarded.  The Federal Acquisition Regulation also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees and, among other things and impose accounting rules that define allowable and unallowable costs governing our right to reimbursement under certain contracts.  The full text of the Federal Acquisition Regulation System is located at the Library of Congress.

First Article Testing and Acceptance requirements are defined under the Federal Acquisitions Regulation, Part 9 – Contractor Qualification, Subpart 9.3 – First Article Testing and Approval.  For example, first article testing on a Howitzer type product is very comprehensive and very time consuming.  Each piece part of the assembly requires each dimension and material specification to be verified, and each product has in excess of 100 piece parts.  Once the individual piece parts are verified to be compliant to the specification, the assembly processes are documented and verified.  A sample of the production (typically 3 units) is verified to meet final performance specifications.  Once the units meet the final performance specification, they are then exposed to a series of tests which simulate the lifetime use of the product in the field.  This consists of exposing the units to thermal extremes, humidity, mechanical shock, vibration, and other physical exposure tests.  Once completed, the units undergo a final verification that no damage has occurred as a result of the testing and that they continue to meet the performance specification.  All of the information and data is recorded into a final first article inspection and test report and submitted to the customer along with the test units for final approval.  First Article Acceptance and Testing is generally required on new contracts/product awards but may also be required on existing products or contracts where there has been a significant gap in production, or where the product has undergone significant manufacturing process, material, tooling, equipment or product configuration changes.

Optex Systems Holdings, Inc. is also subject to laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation.  In order to import or export items listed on the U.S. Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office.  The registration is valid for 1 year and the registration fees are established based on the number of license applications submitted the previous year.  Optex Systems Holdings currently has an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately.  License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user.  The approval process for the license can vary from several weeks to six months or more.  The licenses Optex Systems Holdings currently uses are the DSP-5 (permanent export) and DSP-73 (temporary export).  The aforementioned licenses are all valid for 48 months from date of issue.  Optex Systems Holdings currently has 7 active DSP-5’s and 4 active DSP-73’s.  Licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the International Traffic in Arms Regulations requirements.  If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Optex Systems Holdings’ contracts may also be governed by the Truth in Negotiation Act requirements where certain of our contracts or proposals exceed the $650,000 threshold and/or are deemed as sole source, or non competitive awards, covered under this Act.  These contracts require that Optex Systems Holdings provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation.  Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current accurate or complete as of the certification date, Optex could be subjected to a defective pricing claim adjustment with accrued interest.  Currently, Optex does not have any pending claims as a result of defective pricing as a result of these covered contracts.  Additionally, as a result of this requirement, contract price negotiations may span from two to six months and will often result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments.  Currently, Optex Systems Holdings does not have any undefinitized contracts subject to further price negotiation.

Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our U.S. government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows. We are currently in compliance with all applicable regulations and do not have any pending claims as a result of non compliance.

The material terms of our five largest contracts are as follows:

			Contract Quantities
Customer	Customer PO/Contract	Contract Type	Min Qty	Max Qty	Total Award Value		Progress Billable (1)	Order Period Expiration	Delivery Period
General Dynamics Land Systems	PCL860000 thru PCL860005 (Multiple Prime Contracts)	1 year blanket order with Fixed Qty Contract release which includes ability to in crease or decrease quantity on each release up to 20% from PO release quantity.	N/A	N/A	$14,813,100		Yes	Expired	Dec 2007 - Jan 2011

Tank-automotive and Armaments Command - ROCK ISLAND	W52H09-05-D-0260	5 Year Firm Fixed Price (3)	138	2,100	$7,261,716		Yes	30-Jun-2010	Oct 2007-Jan 2011

Tank-automotive and Armaments Command - ROCK ISLAND	W52H09-05-D-0248	5 Year Firm Fixed Price (3)	138	1,250	$5,006,119		Yes	30-Jun-2010	Apr 2007- Jul 2010

Tank-automotive and Armaments Command - ROCK ISLAND	W52H09-09-D-0128	3 Yr – Evaluated Pricing (3). Restricted Procurement between Optex Systems & Miller Holzwarth	250 each supplier	250 each supplier	$118,250	(2)	Yes	31-Dec-2011	Initial award deliverable Aug - Sept 2009. Additional awards not to exceed aggregate 2000 units per month total units.

General Dynamics Land Systems	40050551 (Multiple Prime Contracts)	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$5,380,137		Yes	N/A	Jan 2011 - Feb 2013

(1)	Payment terms on shipments are all net 30 days.
(2)
Only first delivery order awarded.  Maximum order value potential of up to $22 million with expected award value of $7.5 million.  We estimate the maximum order potential at $22 million based on the government’s estimated maximum order quantity for each periscope type times the Optex not to exceed price per unit for each of the solicited periscope assemblies.  The $7.5 million expected value is derived based on the governments estimated quantity requirement for each periscope type across the contract period times Optex proposed not to exceed price per unit, assuming that the award is split equally between Optex and the other supplier.

(3)	Indefinite Delivery/Indefinite Quantity type contract.

Organizational History

On October 14, 2008, in a transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) purchased all of the assets of Optex Systems, Inc. (Texas) in exchange for $15 million of Irvine Sensors Corporation debt and the assumption of approximately $3.8 million of certain liabilities of Optex Systems, Inc. (Texas).  Optex Systems, Inc. (Delaware) was formed by the Longview Fund, LP and Alpha Capital Antstalt, former secured creditors of Irvine Sensors Corporation, to consummate the transaction with Optex Systems Holdings, and subsequently, on February 20, 2009, Longview Fund conveyed its ownership interest in Optex Systems Holdings to Sileas Corporation, an entity owned by three of Optex Systems Holdings’ officers (one of whom is also one of Optex Systems  Holdings’ three directors).  On March 30, 2009, a reorganization occurred whereby Optex Systems, Inc. (Delaware) became a wholly-owned subsidiary of Optex Systems Holdings.

Products

Optex Systems Holdings’ products are installed on a majority of types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and have been selected for installation on the Future Combat Systems Stryker vehicle. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings delivers its products both directly to the military services and to prime contractors.

Optex Systems Holdings delivers high volume products, under multi-year contracts, to large defense contractors and government customers. Optex Systems Holdings has a reputation for quality and credibility with its customers as a strategic supplier. Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Specific product lines include:

•	Electronic sighting systems

•	Mechanical sighting systems

•	Laser protected glass periscopes

•	Laser protected plastic periscopes

•	Non-laser protected plastic periscopes

•	Howitzer sighting systems

•	Ship binoculars

•	Replacement optics (e.g. filters, mirrors)

Location and Facility

We are located in Richardson, TX in a 49,000 square foot facility, and we currently have 107 full time employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.
•	The base rent is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $195,352.00 improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Prior Operational/Financial Challenges; Recovery; and Future Growth Potential

While Optex Systems, Inc. (Texas) was a wholly-owned subsidiary of Irvine Sensors Corporation, Irvine Sensors Corporation faced certain business challenges and utilized the cash flow from Optex Systems, Inc. (Texas) to meet its own funding needs.  This left Optex Systems, Inc. (Texas) with limited working capital to satisfy its own operating needs.

As of the year ended September 28, 2008 Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable account “Due to Parent”. These costs were for expenses incurred by Irvine Sensors Corporation on behalf of Optex Systems, Inc. (Texas), including legal, audit, and consulting fees; insurance costs; and significant amounts of Irvine Sensors Corporation general overhead allocated to Optex Systems, Inc. (Texas). The outstanding “Due to Parent” balance was not acquired as part of the October 14, 2008 transaction. Therefore, this balance will have no impact on future operating results or liquidity.

The estimated total General and Administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand alone basis during the 2008 fiscal year are:

Year- Ended
September 28, 2008

Accounting & Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp & General Insurance	70,000
Total	$440,000

As a result of the Optex Systems, Inc. (Texas) purchase on October 14, 2008, these general and administrative costs were incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year, and have been reflected in the financial statements.

Since the buyout, the business outlook for Optex Systems Holdings has changed dramatically.  Management has strengthened Optex Systems  Holdings’ balance sheet and has increased operational efficiencies and productivity, as demonstrated by the significant $4.5 million reduction in operating loss to $(129,248) versus $(4,654,251) for (i) the total for the periods September 29, 2008 through October 14, 2008 (Predecessor) and October 15, 2008 through September 27, 2009 (Successor)  and (ii) the year ended September 28, 2008 (Predecessor), respectively.  Management expects to deliver additional improvement in operations over time.

Virtually all of our contracts are prime or subcontracted directly with the Federal government and are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation  clauses 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on our prime military contracts and are generally “flowed down” to us as subcontractors on other military business.  It has been our experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties.  We are currently not aware of any pending terminations for convenience or default on our existing contracts.

In the event a termination for convenience were to occur, these Federal Acquisition Regulation  clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract.  In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire replacement supplies from another supplier.  We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the company as defined by Federal Acquisition Regulation clause 52.249-8.  In addition, the U.S. government may require us to transfer title and deliver to it any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that we specifically produced or acquired for the terminated portion of this contract.  The U.S. government is required to pay contract price for completed supplies delivered and accepted, and the parties are required to negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, we may receive orders subject to subsequent price negotiation on contracts exceeding the $650,000 federal government simplified acquisition threshold.  These “undefinitized” contracts are considered firm contracts, but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward-only price negotiation.  As of September 28, 2008, $4.0 million of booked orders was subject to this criteria. As of September 27,2009, there were no booked orders subject to this criteria.  Our experience has been that the historically negotiated price differentials have been immaterial and we do not anticipate any significant downward adjustments on these booked orders.

We are currently bidding on several substantial government contracts to expand sales and production beyond the current production and backlog.  We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth.

Market Opportunity – U.S. Military

Our products are currently marketed to the military and related government markets.  Since 1998, annual U.S. military spending has increased over 225% to over $600 billion.  The trend of significant growth in government spending on the military and defense is very positive for Optex Systems Holdings and others in the defense industry sector.  The data suggests that the market continues to be robust and Optex Systems Holdings believes the markets for new and replacement parts, such as those manufactured by Optex Systems Holdings, are significant.

The chart below was derived from public government spending sources and depicts total U.S. Military Spending from 1998 through 2008.  Total military spending increased from $268.2 billion in 1998 to $607.3 billion in 2008 representing a total increase in military spending of 226% in the last 10 years.  It is difficult to directly tie this spending to any specific military vehicles; however, Optex Systems Holdings serves the U.S. armed forces and state national guards.  The purpose of including this chart is to provide the reader with trend data showing increased military spending by the government since 1998, which is a favorable trend for Optex Systems Holdings’ overall business.

Source: Government Printing Office, U.S. Budget Historical Tables, FY 2008, Table 3.2 Outlays by function and subfunction, 1962-2012

The following factors are important to the U.S. military:

•	Reliability – failure can cost lives

•	Time delivery to schedule

•	Cost effectiveness

•	Armed forces need to be able to see to perform

•	Mission critical products.

Optex Systems Holdings focuses on delivering products that satisfy these factors and believes it is well positioned to continue to service U.S. military needs.

Market Opportunity – Commercial

Optex Systems Holdings’ products are currently sold exclusively to military and related government markets. We believe there may be opportunities to commercialize various products we presently manufacture to address other markets.  Our initial focus will be directed in three product areas.

•
Big Eye Binoculars – While the military application we produce is based on mature military designs, Optex Systems Holdings owns all castings, tooling and glass technology.  These large fixed mount binoculars could be sold to Cruise Ships, Personal Yachts and Cities/Municipalities.

•
Night Vision Sight – Optex Systems Holdings presently manufactured the Optical System for the NL-61 Night Vision Sight Goggles for the Ministry of Defense of Israel. This technology is based on the IR Squared design and could be implemented for commercial applications.

•
Infrared Imaging Equipment – Optex Systems Holdings manufactures and assembles Infrared Imaging Equipment for Textron and components for Raytheon’s Thermal Imaging M36 Mount product. This equipment and technology has potential to be assembled for border patrol, police and security agencies.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (Tank-automotive and Armaments Command, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, Raytheon and Northrop) and also as a supplier to foreign governments   Israel, Australia and NAMSA).  For reference, Tank-automotive and Armaments Command is Tank-automotive and Armaments Command, and NAMSA is the NATO Maintenance and Supply Agency, which is the main logistics agency of NATO.  Although we do serve all three of these categories, at present, approximately 93% of the gross revenue from our business is derived from two customers, General Dynamics Land System Division and Tank-automotive and Armaments Command, with which we have approximately 50 discrete contracts that are utilized in vehicles, product lines and spare parts.  Given the size of General Dynamics Land System Division and Tank-automotive and Armaments Command  as well as the fact that the contracts are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

Marketing Plan

Potential Entrants – Low.  In order to enter this market, potential competitors must overcome several barriers to entry.  The first hurdle is that an entrant would need to prove the existence of a government approved accounting systems for larger contracts.  Second, the entrant would need to develop the processes required to produce the product.  Third, the entrant would then need to produce the product and then submit successful test requirements (many of which require lengthy government consultation for completion).  Finally, in many cases the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers.

Buyers – Medium.  In most cases the buyers have two fairly strong suppliers.  It is in their best interest to keep at least two, and therefore in some cases the contracts are split between suppliers.  In the case of larger contracts, the customer can request an open book policy on costs and expects a reasonable margin to have been applied.

Substitutes – Low.  Optex Systems Holdings has both new vehicle contracts and replacement part contracts for the exact same product.  The US Government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice out through 2040.  The Bradley vehicle has been in service for 28 years, the Abrams for 27 years.  Therefore it appears that the systems are capable of a life of approximately 30 years.  In February 2008, the Army signed a 5 year multi-year contract for the delivery of improved Abrams and Bradleys.  The contract is for up to 435 tanks and 540 Bradley vehicles.  These are the only production tanks currently being procured by the government.  This in conjunction with the 30 year life span supports their continued use through 2040.  There are no replacement systems being proposed or funded at this time.  The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia.  The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals.

Suppliers – Low to Medium.  The suppliers of standard processes (e.g.: casting, machining, plating) have very little power. Given the current state of the economy, they need to be very competitive to gain and /or maintain contracts. Those suppliers of products that use Top Secret Clearance processes are slightly better off; however, there continues to be multiple avenues of supply and therefore moderate power.

Industry Competitors – Low.  The current suppliers have been partitioned according to their processes and the products. Optex Systems Holdings and Miller-Holzwarth, Inc. both compete for plastic periscope products whereas Optex Systems Holdings and Seiler Instrument & Manufacturing Co., Inc., have competed on the higher level products. In the last 12-18 months, we have begun to challenge Seiler in areas where they have long held the dominant role. For example, while the existing Howitzer contracts are at low margins, the new bids will be at a much higher margin now that we have proven we can produce the product.

The second model is a two by two matrix for Products and Customers.

This Product/Customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Name	Product Line
M137, M187, M119 Aiming Device	Howitzer Sighting Systems
Aiming Circle	Howitzer Sighting Systems
Periscopes	Laser Protected Plastic Periscopes
Collimators	Electronic Sighting Systems
Back Up Sights	Mechanical Sighting Systems
ICWS	Laser Protected Glass Periscopes

Those “new customers” listed (BAE and Textron) are producers of armored vehicles.  Optex Systems Holdings has provided them quotations for Laser Protected Plastic Periscopes and Mechanical Sighting Systems.  Both of these companies have previously purchased products from Optex Systems Holdings.  “New Customers” listed (L3 and ITT) are potential customers for night vision products.

Operations Plan

Our Operations Plan can be broken down into three distinct areas, Material Management, Manufacturing Space Planning and Efficient Scales of Economy.

Materials Management –

The largest portion of our costs are materials.  We have completed the following activities in order to demonstrate continuous improvement:

-	Successful Completion of ISO9001:2008 Certification

-	Weekly Cycle Counts on Inventory Items

-	Weekly Material Review Board Meeting on non-moving piece parts

-	Kanban kitting on products with consistent ship weekly ship quantities

-	Daily review of Yields and Product Velocity

-	Bill of Material Reviews prior to Work Order Release

Future continuous improvement opportunities include installation and training of Shop Floor Control module within the ERP system and organizational efficiencies of common procurement techniques among buyers.

Manufacturing Space Planning –

We currently lease approximately 49,000 square feet of manufacturing space, and we have the ability to lease additional space (see Location and Facility on P.8 above).  Given the ample building opportunities along with competitive lease rates, the objective is to maintain building and building-related costs consistent with prior historical norms on a percentage of sales basis.

Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales perspective.  These cost reductions can then be either brought directly to the bottom line or used for business investment.

This process is driven by the use of six sigma techniques and process standardization.  Initial activities in this area have been the success of 5S projects in several production areas which has lead to improved output and customer approval on the aesthetics of the work environment.  In addition to the 5S projects, we have used the Define, Measure, Analyze, Improve, Control Problem Solving technique to identify bottlenecks within the process flow and improve product yields.  These successful techniques can then be duplicated across the production floor and drive operational improvements.

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products.  While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure.  The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach.  Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.  We do not possess any patents.

Our competitors, many of which have substantially greater resources, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although we believe that our products do not infringe on the patents or other proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us or that such claims will not be successful.

Competition

The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Our customers include the military and government end users as well as prime contractors that purchase component parts or subassemblies, which they incorporate into their end products.  Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time we consider our primary competitors to be Seiler Instruments, Miller-Holzwarth, Kent Periscopes, and EO System Co.

Our competitors are often well entrenched, particularly in the defense markets. Some of these competitors have substantially greater resources than we do. While we believe that the quality of our technologies and product offerings provides us with a competitive advantage over certain manufacturers, some of our competitors have significantly more financial and other resources than we do to spend on the research and development of their technologies and for funding the construction and operation of commercial scale plants.

We expect our competitors to continue to improve the design and performance of their products. We cannot assure investors that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new technology or processes will not emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products, thereby adversely affecting our business, financial condition and results of operations. Also, competitive pressures may force us to implement new technologies at a substantial cost, and we may not be able to successfully develop or expend the financial resources necessary to acquire new technology. We cannot assure you that we will be able to compete successfully in the future.

External Growth Potential/Roll-Up Opportunities

We operate in a business environment which is highly fragmented with numerous private companies, many of which were established more than 20 years ago.  We believe there may be opportunities to pursue mergers with these competitors. We are not aware of any previous attempts to consolidate companies with our defense manufacturing expertise.

The typical company we compete with has 50-100 employees and annual revenue of $20-$50 million dollars. Most of these private companies have never had the opportunity to enjoy the benefits of consolidation and the resulting economies of scale associated with a larger entity.

We plan to engage our competition on a selective basis, and to explore all opportunities to grow our operations through mergers and/or acquisitions. We have no acquisition agreements pending at this time and are not currently in discussions or negotiations with any third parties.

Employees

Optex Systems Holdings has 107 full time equivalent employees. Optex Systems Holdings uses a small temporary work force to handle peak loads.  The full time employee count is 101 and the temporary employee head count is 6.  To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Item 1A  Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this prospectus, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we will face. If any of these risks actually occurs, our business, financial condition or results of operations may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us , material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

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

Current economic conditions may cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance.  Our ability to raise funds, upon which we are fully dependent to continue to expand our operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and economic recession.

Our ability to fulfill our backlog may have an effect on our long term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and limited by available material supplies.  If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries.  Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

Our historical operations depend on government contracts and subcontracts.  We face risks related to contracting with the federal government, including federal budget issues and fixed price contracts.

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.  As of September 27, 2009, we had approximately $1.3 million of loss provision accrued for these fixed price contracts.

Approximately 95% of our contracts contain contract termination clauses for convenience.  In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract cost plus a reasonable fee up through and as a result of the contract termination.  We are currently unaware of any pending terminations on our existing contracts.  In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date.  Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts.  Currently, none of our awarded contracts are subject to renegotiation.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Operating Officer, and do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, we do not presently have depth of staffing in our executive, operational and financial management. Until additional key personnel can be successfully integrated into our operations, the timing or success of which we cannot currently predict, our results of operations and ultimate success will be vulnerable to challenges associated with recruiting additional key personnel and difficulties associated with the loss of any key personnel in the future.

Our intangible assets or goodwill may suffer impairment in the future.

Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition.  Valuation of intangible assets, such as goodwill, requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, maintaining customer relationships and renewing customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our intangible assets or goodwill may suffer impairment in the future that will impact our results of operations.  We reviewed the fair market value of our goodwill and intangible assets as of September 28, 2008, based on the fair market values established in connection with the acquisition by Optex Systems, Inc. (Delaware) of the assets of Optex Systems, Inc. (Texas) as of October 14, 2008, and as a result, determined that the current carrying value of goodwill had been impaired by $1.6 million.  Goodwill was reviewed for impairment as of September 27, 2009 and based on the review, there have been no material changes to our assumptions or estimates that would suggest any further impairment is currently warranted.  We intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

Certain of our products are dependent on specialized sources of supply that are potentially subject to disruption which could have a material, adverse impact on our business.

Optex Systems Holdings has selectively single-sourced some of our material components in order to mitigate excess procurement costs associated with significant tooling and startup costs.  Furthermore, because of the nature of government contracts, we are often required to purchase selected items from Government approved suppliers, which may further limit our ability to utilize multiple supply sources for these key components.

To the extent any of these single sourced or government approved suppliers should have disruptions in deliveries due to production, quality, or other issues, Optex Systems Holdings may also experience related production delays or unfavorable cost increases associated with retooling and qualifying alternate suppliers.  The impact of delays resulting from disruptions in supply for these items could negatively impact our revenue, our customer reputation, and our results of operations.  In addition, significant price increases from single-source suppliers could have a negative impact on our profitability to the extent that we are unable to recover these cost increases on our fixed price contracts.

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped.  Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material.  In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers.  If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer.  Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price).  Currently, approximately 28% of our total material requirements are single-sourced across 21 suppliers representing approximately 20% of our active supplier base.  Single-sourced component requirements span across all of our major product lines.  The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs.  We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost.  Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for Optex Systems Holdings to identify and qualify a suitable replacement to present a material financial or schedule risk.  In the table below we identify only those specialized single source suppliers and the product lines supported by those materials.

Product Line	Supplier	Supply Item	Risk	Purchase Orders
Periscopes	TSP Inc	Window used on all glass & plastic periscopes	Proprietary coatings would take in excess of 6 months to identify and qualify an alternative source	Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Spartec Polycast	Acrylic raw material used on plastic periscope assemblies	This material has quality characteristics which would take in excess of 6 months to identify and qualify an alternative source.	Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Howitzers	Danaher Controls	Counter Assembly for M137 & M187 Howitzer programs	Critical assembly would take in excess of 6 months to identify and qualify an alternative source. Currently, the only US Government approved supplier.	Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other	SWS Trimac	Subcontracted Electron Beam Welding
Subcontracted welder that is the only qualified supplier for General Dynamics Land Systems muzzle reference system collimator assemblies.  This operation would take in excess of 6 months to identify and qualify an alternative supplier.
Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

The defense technology supply industry is subject to technological change and if we are not able to keep up with our competitors and/or they develop advanced technology as response to our products, we may be at a competitive disadvantage.

The market for our products is generally characterized by technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements, short product life cycles and severe price competition. Our competitors could also develop new, more advanced technologies in reaction to our products.  Currently accepted industry standards may change. Our success depends substantially on our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that take advantage of technological advances and adhere to evolving industry standards. An unexpected change in one or more of the technologies related to our products, in market demand for products based on a particular technology or of accepted industry standards could materially and adversely affect our business. We may or may not be able to develop new products in a timely and satisfactory manner to address new industry standards and technological changes, or to respond to new product announcements by others. In addition, new products may or may not achieve market acceptance.

Unexpected warranty and product liability claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products.  Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.  Approximately 50% of our current contract deliveries are covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts.  There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products.  Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers.  Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from two customers and the loss of either customer or both customers could have a material adverse effect on our revenues.

At present, we derive approximately 93% of the gross revenue from our business from two customers, with 46% from General Dynamics Land System Division and 47% from Tank-automotive and Armaments Command. Procuring new customers and contracts may partially mitigate this risk. A decision by either General Dynamics Land System Division or Tank-automotive and Armaments Command to cease issuing contracts could have a significant material impact on our business and results of operations.  There can be no assurance that we could replace these customers on a timely basis or at all.

 We have approximately 50 discrete contracts with General Dynamics Land System Division and Tank-automotive and Armaments Command.  If they choose to terminate these contracts, Optex Systems Holdings is entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

It is also possible that our trade secrets will otherwise become known or independently developed by our competitors, many of which have substantially greater resources, and may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although based upon our general knowledge (and we have not conducted exhaustive patent searches), we believe that our products do not infringe on the patents or other proprietary rights of third parties; however, we cannot assure you that third parties will not assert infringement claims against us or that such claims will not be successful.

In the future, we may look to acquire other businesses in our industry and the acquisitions will require us to use substantial resources, among other things.

At some time in the future, we may decide to pursue a consolidation strategy with other businesses in our industry.  In order to successfully acquire other businesses, we would be forced to spend significant resources in both acquisition and transactional costs, which could divert substantial resources in terms of both financial and personnel capital from our current operations.  Additionally, we might assume liabilities of the acquired business, and the repayment of those liabilities could have a material adverse impact on our cash flow.  Furthermore, when a new business is integrated into our ongoing business, it is possible that there would be a period of integration and adjustment required which could divert resources from ongoing business operations.

Conversion of our Series A preferred stock could cause substantial dilution to our existing common stock holders, and certain other rights of the preferred stock holders present other risks to our existing common stock holders.

As of September 27, 2009, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders.  The total stated value of our preferred stock is $6,162,000, so the preferred shareholders would need to receive that amount before any distributions could be made to common shareholders.  Our assets with liquidation value are exceeded by our liabilities on our balance sheet; therefore, upon a liquidation, there would be no assets remaining for distribution to common shareholders.

Lastly, the preferred shareholders have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity and/or indebtedness, which is not ordinary course trade indebtedness.  Therefore, the preferred shareholders can effectively bar us from entering into a transaction which they feel is not in their best interests even if the transaction would otherwise be in the best interests of Optex Systems Holdings and its common shareholders.

Risks Relating to the Reorganization

A director who is also an executive officer beneficially owns a substantial percentage of Optex Systems  Holdings’ outstanding common stock, which gives him control over certain major decisions on which Optex Systems Holdings’ stockholders may vote, which may discourage an acquisition of Optex Systems Holdings ..

As a result of the reorganization, Sileas, which is owned by Optex Systems Holdings’ three officers (one of whom is also one of Optex Systems Holdings’ three directors), beneficially owns, in the aggregate, 73.52% of Optex Systems  Holdings’ outstanding common stock.  One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas.  The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

•	Confirming or defeating the election of directors;

•	amending or preventing amendment of Optex Systems Holdings’ certificate of incorporation or bylaws;

•	effecting or preventing a reorganization, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote.

Optex Systems Holdings’ management’s beneficial stock ownership may discourage a potential acquirer from seeking to acquire shares of Optex Systems Holdings’ common stock or otherwise attempting to obtain control of Optex Systems Holdings, which in turn could reduce the stock price or prevent Optex Systems Holdings’ stockholders from realizing a premium over Optex Systems Holdings’ stock price.

If Sileas is unable to meet its obligations under the purchase money note to the party from which it purchased its stock holdings in Optex Systems Holdings, there could be a change in control in Optex Systems Holdings.

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware), in a private transaction. The purchase price for the acquisition of Longview’s position was $13,524,405, and the consideration was paid in the form of a promissory note.   The obligations of Sileas under the promissory note are secured by a security interest in Optex Systems  Holdings’ common and preferred stock owned by Sileas.  As Sileas has no operations or business activities other than holding the purchased assets, Sileas is depending upon the value of its common stock and preferred stock holdings in Optex Systems Holdings to increase over time in order to pay its obligations under the promissory note.  If the value of the holdings does not sufficiently increase, and Sileas is unable to meet its payment obligations, Longview could exercise its remedies with respect to its security interest and take control of the pledged stock, and thus there would be a change in control of Optex Systems Holdings, as Sileas is currently the majority owner of Optex Systems Holdings.  There can be no guarantee that the investment objectives of Longview will be the same as those of Sileas or our other shareholders. In the event that control shifts to Longview from Sileas, Longview may vote its shares differently than Sileas would have voted under similar circumstances.

Public company compliance may make it more difficult to attract and retain officers and directors ..

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, Optex Systems Holdings expects these new rules and regulations to increase compliance costs in 2010 and beyond and to make certain activities more time consuming and costly. As a public entity, Optex Systems Holdings also expects that these new rules and regulations may make it more difficult and expensive for Optex Systems Holdings to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for Optex Systems Holdings to attract and retain qualified persons to serve as directors or as executive officers.

Risks Relating to the common stock

Optex Systems Holdings’ stock price may be volatile.

The market price of Optex Systems Holdings’ common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond Optex Systems  Holdings’ control, including the following:

•	additions or departures of key personnel;

•
limited “public float” following the reorganization, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	operating results that fall below expectations;

•	economic and other external factors, including but not limited to changes in federal government military spending and the federal government procurement process; and

•	period-to-period fluctuations in Optex Systems Holdings’ financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of Optex Systems Holdings’ common stock.

There is currently no liquid trading market for Optex Systems Holdings’ common stock and Optex Systems Holdings cannot ensure that one will ever develop or be sustained .

Our common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol OPXS.OB.  However, there is limited trading activity and not currently a liquid trading market.  There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained.  Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc., it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to raise needed capital.  As a result, purchasers of Optex Systems Holdings’ common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.
We did not give separate notice by mailing to then current shareholders of Sustut of the written consent by Andrey Oks as the majority shareholder of the reorganization.

Section 228(e) of the Delaware General Corporation Law requires “[p]rompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders . . . who have not consented in writing.” Prior management of Sustut did not give notice to the other then existing shareholders of Sustut of the written consent of Andrey Oks in lieu of a meeting of stockholders approving the reorganization on March 26, 2009 in compliance with Section 228(e). On April 3, 2009, current management filed a Form 8-K which detailed the transaction although it did not specifically mention approval of the transaction by Andrey Oks as the majority shareholder of Sustut. Potential ramifications of this lack of compliance with Section 228(e) could include possible inquiry or litigation from then existing shareholders of Sustut of failure of being made aware of the consent. To the knowledge of current management of Optex Systems Holdings, there have been no claims or inquiries made and/or any litigation filed by then current shareholders of Sustut for failure to receive notice under Section 228(e) of the Delaware General Corporation Law.

Offers or availability for sale of a substantial number of shares of Optex Systems Holdings’ common stock may cause the price of Optex Systems Holdings’ common stock to decline or could affect Optex Systems Holdings’ ability to raise additional working capital.

Under Rule 144(i)(2), Optex Systems Holdings’ stockholders can avail themselves of Rule 144 and commence selling significant amounts of shares into the market one year after the filing of “Form 10” information with the SEC as long as the other requirements of Rule 144(i)(2) are met.  While affiliates would be subject to volume limitations under Rule 144(e), which is one percent of the shares outstanding as shown by our then most recent report or statement published, nonaffiliates would then be able to sell their stock without volume limitations.  If Optex Systems Holdings’ current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of Optex Systems Holdings’ common stock could decrease substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for Optex Systems Holdings to raise additional financing in the future through sale of securities at a time and price that Optex Systems Holdings deems acceptable.

The date on which current shareholders can sell a substantial amount of shares into the public market would be the earlier of the date on which the registration statement is effective and one year anniversary of the date on which all Form 10 information is deemed by the SEC to be filed (September 28, 2009), which would then allow sales under Rule 144.  The amount of shares then available would be 11,784,177 shares (all of those being registered for resale under the prospectus) and 8,131,667 shares (under Rule 144, which are the remaining shares of common stock underlying warrants purchased in the private placement which took place just prior to the reorganization) respectively.

The elimination of monetary liability against Optex Systems Holdings’ directors, officers and employees under Delaware law and the existence of indemnification rights to Optex Systems Holdings’ directors, officers and employees may result in substantial expenditures by Optex Systems Holdings and may discourage lawsuits against Optex Systems Holdings’ directors, officers and employees.

Optex Systems Holdings’ certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to Optex Systems Holdings and Optex Systems Holdings’ stockholders; however, Optex Systems Holdings provides such indemnification to its directors and officers to the extent provided by Delaware law. Optex Systems Holdings may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in Optex Systems Holdings incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which Optex Systems Holdings may be unable to recoup. These provisions and resultant costs may also discourage Optex Systems Holdings from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by Optex Systems Holdings’ stockholders against Optex Systems Holdings’ directors and officers even though such actions, if successful, might otherwise benefit Optex Systems Holdings and its stockholders.

Item 2  Properties

We are located in Richardson, TX in a 49,000 square foot facility and currently have 107 full time employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.  We lease our facility, and the lease currently expires on July 31, 2015, pursuant to the recent extension.

Item 3  Legal Proceedings

None.

Item 4  Submission of Matters to a Vote of Security Holders

None.

PART II

Market Information

Effective with the start of trading on May 1, 2009, our stock received a ticker symbol change from “SSTX” to “OPXS” from FINRA and commenced trading under the new symbol on the OTC Bulletin Board.  Trading in our stock has historically been sporadic, trading volumes have been low, and the market price has been volatile.

The following table shows the range of high and low prices for our common stock as reported by the OTC Bulletin Board for each quarter since the fourth quarter of 2007, as adjusted.  All prices through the date of the reorganization are as reported on Sustut’s periodic filings, as adjusted for the 2.5:1 forward split of Sustut's common stock authorized on February 27, 2009.  All prices since the reorganization are derived from market information as to OTCBB prices as reported through the AOL Finance look up system. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low

Commencement of Trading through Fourth Quarter 2007	$0.50	$0.50

First Quarter 2008	$0.50	$0.50

Second Quarter 2008	$0.50	$0.50

Third Quarter 2008	$0.50	$0.50

Fourth Quarter 2008	$0.50	$0.50

First Quarter 2009	$0.50	$0.50

Second Quarter 2009	$0.50	$0.14

Third Quarter 2009	$0.45	$0.08

Fourth Quarter 2009	$0.50	$0.17

On January 7, 2010, the sale price for our common stock as reported on the OTCBB was $0.13 per share.

Securities outstanding and holders of record

On January 8, 2010, there were approximately 86 record holders of our common stock and 139,444,940 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings had no equity compensation plans as of September 30, 2008 and adopted its 2009 Stock Option Plan on March 26, 2009.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management's discussion and analysis reflects information known to management as of September 27, 2009. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 28, 2008 (Predecessor), prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, the reorganization was consummated pursuant to which the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of Optex Systems Holdings as follows: (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock, and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock.  Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings.

As a result of the reorganization, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

Immediately prior to the closing under the reorganization agreement, Optex Systems, Inc. (Delaware) accepted subscriptions from accredited investors for a total 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock, no par value, of Optex Systems, Inc. (Delaware) and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five (5) years from the initial closing, which were issued by Optex Systems, Inc. (Delaware) after the closing referenced above.  Gross proceeds to Optex Systems, Inc. (Delaware) were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, the net proceeds were $874,529.  The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.  As described above, these 8,131,667 shares were exchanged for 8,131,667 shares of Optex Systems Holdings common stock in the reorganization.

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies primarily for Department of Defense applications. Its products are installed on a majority of types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.  Less than 1% of today’s revenue is attributable to the resale of products “substantially manufactured by others”.

Optex Systems, Inc. (Delaware) Irvine Sensors, the former owner of Optex Systems, Inc. (Delaware) and have distinct business models, and the separation from Irvine Sensors has benefitted Optex Systems, Inc. (Delaware) by allowing Optex Systems, Inc. (Delware) to focus on its business model.  Optex Systems, Inc. (Delaware) delivers high volume products, under multi-year contracts, to large defense contractors.  It has the reputation and credibility with those customers as a strategic supplier. In contract, Irvine Sensors Corporation is predominately a research and design company with capabilities enabling only prototype or low quantity volumes.  However, Optex Systems, Inc. (Delaware) is predominately a high volume manufacturing company.  Therefore the systems and processes needed to meet customer’s needs are quite different.  While both companies serve the military market, the customers within these markets are different.  For example, two of the largest customers for Optex Systems Holdings are General Dynamics Land Systems Division and Tank-automotive Armaments Command.  Irvine Sensors did not have any contracts or business relations with either of these two customers.  Therefore the separation has allowed Optex Systems, Inc. (Delaware) to fully focus on high volume manufacturing and the use of the six sigma manufacturing methodology.   This shift in priorities has allowed Optex Systems, Inc. (Delaware) to improve delivery performance and reduce operational costs.

Many of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16. “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery.  To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.  Optex Systems Holdings plans to carry on the business of Optex Systems, Inc. (Delaware) as its sole line of business, and all of Optex Systems Holdings’ operations are expected to be conducted by and through Optex Systems, Inc. (Delaware).

The successful completion of the separation from Irvine Sensors, which was accomplished by Optex Systems, Inc. (Delaware)’s acquisition of all of the assets and assumption of certain liabilities of Optex Systems, Inc. (Texas), reduced the general and administrative costs allocated by Irvine Sensors. These costs represented services paid by Irvine Sensors for expenses incurred on Optex Systems, Inc. (Texas)’ behalf such as legal, accounting and audit, consulting fees and insurance costs in addition to significant amounts of Irvine Sensors’ general overhead that was allocated to Optex Systems, Inc. (Texas).

The estimated total General and Administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand-alone basis during the 2008 fiscal year are:

Year- Ended
September 28, 2008

Accounting & Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp & General Insurance	70,000
Total	$440,000

As a result of the  purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs were incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year, and have been reflected in the financial statements.

The liabilities not assumed relate to costs that would not have been incurred by Optex Systems, Inc. (Texas) if they were operated on a stand alone basis, including a note due to Timothy Looney.  The 2007 promissory note had a principal amount of $2,000,000 together with accrued interest unpaid aggregating to approximately $2,300,000.  The note was an amendment to Looney’s earn-out agreement which was the consideration for Irvine Sensor’s purchase of Optex Systems, Inc. (Texas).

The 2007 promissory note was not assumed by Optex Systems, Inc. (Delaware) in the October 2008 transaction.  The note and accrued interest was reported on Optex Systems, Inc. (Texas) financial statements as of September 28, 2008 as a result of push down accounting for the acquisition of Optex Systems, Inc. (Texas) by Irvine Sensors.  The note would not have been incurred by Optex Systems, Inc. (Texas) if operated as a stand alone entity because it relates to Irvine Sensor’s consideration for its purchase of Optex Systems, Inc. (Texas). Therefore, we expect no similar impact to the future operating results or liquidity of Optex Systems Holdings.

Additionally, as of September 28, 2008, Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable.  The outstanding intercompany payable was not acquired in the acquisition from Irvine Sensors.

Plan of Operation

Through a private placement offering completed prior to consummation of the reorganization agreement, Optex Systems, Inc. (Delaware) raised $1,219,750 ($874,529, net of finders fees, issuance costs and non cash consideration resulting from satisfaction of indebtedness owed to an investor) to fund operations.  The proceeds have been used as follows:

Description	Offering
Additional Personnel	$150,000
Legal and Accounting Fees	$100,000
Investor Relations Fees	96,000
Working Capital	$528,529

Totals:	$874,529

Results of Operations

Based on the current level of contract backlog, we expect the next twelve months’ revenues to be consistent with the total for the periods September 29, 2008 through October 14, 2008 (Predecessor) and October 15, 2008 through September 27, 2009 (Successor).  In addition, future business includes expected awards yet to be determined.  Although the current range of products being manufactured is dependent on the receipt of continued and timely funding to existing programs, the most recent proposed federal budget is not expected to impact any of our existing programs in the near term.

The Revenue, Expenses and Income for the fourteen day period of Optex Systems, Inc. (Texas) prior to the acquisition by Optex Systems, Inc. (Delaware) are summarized below (in millions).

Optex Systems – Texas (Predecessor)
Revenue	$0.9
Cost of Sales	0.7
gross margin	0.2
General & Administrative	0.1
Operating Income	$0.1
Net Income	$0.1

The table below summarizes our quarterly and full year operating results in terms of both a GAAP net income measure and a non-GAAP EBITDA measure.  We use EBITDA as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash Intangible Amortization on our income performance.  Consequently, in order to have a meaningful measure of our operating performance on a continuing basis, we need to also consider an income measure which does not take into account this Intangible Amortization.  We have summarized the quarterly revenue and margin below along with a reconciliation of the GAAP net loss to the non-GAAP EBITDA calculation for comparative purposes below.  We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	September 29, 2008 through September 27, 2009						Predecessor - Fiscal Year 2008
	Predecessor - Qtr 1 (Sept 29, 2008 through Oct 14, 2008)	Successor- Qtr 1 (Oct 15, 2008 through Dec 27, 2008)	Qtr 2	Qtr 3	Qtr 4	12 months ended September 27, 2009	Qtr 1	Qtr 2	Qtr 3	Qtr 4	12 months ended September 28, 2008

Net Loss Applicable to Common Shareholders	$(0.1)	$0.1	$(0.3)	$(0.3)	$0.4	$(0.2)	$(0.7)	$(0.7)	$(0.2)	$(3.2)	$(4.8)

Add:

Interest Expense	—	0.1	0.1	—	—	0.2	0.1	0.1	—	—	0.2

Preferred Stock Dividend	—	—	—	—	0.2	0.2	—	—	—	—

Federal Income Taxes (Benefit)	—	0.2	0.1	0.1	(0.7)	(0.3)	—	—	—	—	—

Goodwill Impairment	—	—	—	—	—	—	—	—	—	1.6	1.6

Depreciation & Amortization	—	0.6	0.5	0.5	0.6	2.2	0.3	0.2	0.1	0.2	0.8
EBITDA - Non GAAP	$(0.1)	$1.0	$0.4	$0.3	$0.5	$2.1	$(0.3)	$(0.4)	$(0.1)	$(1.4)	$(2.2)

We have experienced substantial improvement in our EBITDA as compared to our prior year performance.  We have increased our EBITDA by $4.3 million in the year ending September 27, 2009 as compared to the year ending September 28, 2008 (Predecessor), primarily as a result of increased revenue, higher gross margins and lower general and administrative costs.  We expect this trend to continue over the next 12 months as our product mix shifts towards more profitable programs and we continue to pursue cost reductions in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.   Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  During the year ended September 27, 2009, our revenues on legacy periscope programs increased significantly over the prior year while margins significantly decreased.  The legacy periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero.  During 2009, we recognized revenue of $5.4 million from these legacy periscope programs, with a remaining backlog of $1.2 million which we expect to ship in the first three quarters of 2010.  We expect our product margins on periscopes to increase over the next twelve months as the legacy programs are completed and are replaced with new awards.

We are aggressively pursuing additional, potentially higher margin periscope business, and in May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from Tank-automotive and Armaments Command.  If all government forecasted delivery orders against this Indefinite Delivery/Indefinite Quantity contract are awarded and if we were to share equally with the other supplier in the awarded releases, the total value of the contract to us could be valued at approximately $7.5 million over the next three years.  In June 2009, we received an additional $3.4 million dollar award from General Dynamics Land Systems Division and in September 2009, an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract. Subsequent to the 2009 fiscal year end, we have booked additional orders of $4.4 million from several customers, primarily in our periscopes product line with deliveries covering 2010 into 2011.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor), our amortizable intangible assets increased significantly over the prior year. The non cash amortization of intangible assets has negatively impacted our gross margin for 2009 as compared to 2008.  In 2009, our intangible amortization expense was $2 million and it is expected to decline to $1 million in 2010.

Backlog as of September 27, 2009 was $26.5 million as compared to a backlog of $44.1 million as of September 28, 2008.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 27, 2009.

	2010				2011				2012				2013
Program Backlog (millions)	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1
Howitzer Programs	$0.6	$1.7	$1.9	$2.6	$1.7	$0.1	$—	$—	$—	$—	$—	$—	$—
Periscope Programs	2.1	2.1	2.0	1.3	1.3	0.6	0.7	0.5	0.5	0.9	0.8	—	—
Sighting Systems	0.4	0.2	0.1	0.1	—	—	—	—	—	—	—	—	—
All Other	1.7	1.1	0.4	0.2	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Total	$4.8	$5.1	$4.4	$4.2	$3.1	$0.8	$0.8	$0.6	$0.6	$1.0	$0.9	$0.1	$0.1

Virtually all of our contracts are prime or subcontracted directly with the Federal government and, as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation  clauses 52.249-2 “Termination for Convenience of the Government Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors.  It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties.  We are currently not aware of any pending terminations for convenience or for default on our existing contracts.

By way of background, the Federal Acquisition Regulation is the principal set of regulations that govern the acquisition process of government agencies and contracts with the U.S. government. In general, parts of the Federal Acquisition Regulation are incorporated into government solicitations and contracts by reference as terms and conditions effecting contract awards and pricing solicitations.

In the event a termination for convenience were to occur, Federal Acquisition Regulation  clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract. In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from us. We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the company as defined by Federal Acquisition Regulation  clause 52.249-8. In addition, the Government may require us to transfer title and deliver to the Government any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that we have specifically produced or acquired for the terminated portion of this contract. The Government shall pay contract price for completed supplies delivered and accepted, and we and the Government would negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 27, 2009, none of our outstanding backlog fell under this criterion.  Our experience has been that the historically negotiated price differentials have been minimal (5% or less) and accordingly, we do not anticipate any significant downward adjustments on these booked orders.

Predecessor period of September 29, 2008 through October 14, 2008 and Successor period of October 15, 2008 through September 27, 2009 Compared to the Predecessor twelve month period ended September 28, 2008

Revenues: For the year ended September 27, 2009 (Combined) revenues increased by 37.8% over the respective prior period (Predecessor) per the table below:

	Predecessor	Successor	Combined	Predecessor
	September 29, 2008 through October 14, 2008	October 15, 2008 through September 27, 2009	12 mos. ended September 27, 2009	12 mos. ended September 28, 2008	Change

Revenue	$0.9	$26.7	$27.6	$20.0	$7.6

Percent increase					37.8%

The table below details the revenue changes by product line for the year ended September 27, 2009 as compared to the year ended September 28, 2008.

Product Line	Year ended 9/27/2009 (Combined)	Year mos ended 9/28/2008 (Predecessor)	Change
Howitzer Programs	2.6	2.4	0.2
Periscope Programs	14.9	9.6	5.3
Sighting Systems	4.7	4.0	0.7
All Other	5.4	4.0	1.4
Total	27.6	20.0	7.6

Percent increase			37.8%

Revenues increased significantly in 2009 over 2008, with the most significant increases experienced in our Periscope line.  Significant increases in sales of periscope product lines is attributable to increased demand by General Dynamics Land Systems Division and U.S. government accelerated schedules, whereby, in consideration for increased pricing of approximately $1 million, Optex Systems, Inc. (Delaware) agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs. Of the total periscope revenue increase of $5.3 million, approximately $4.5 million or 85% is attributable to increased production volume, as compared to $0.8 million or 15% due to higher pricing.  The ramp up included the addition of direct labor headcount of approximately 8 employees, combined with dual sourcing of material on several key components needed to meet the increased production requirements.  During the year ended September 27, 2009, Optex Systems, Inc. (Delaware) had delivered approximately 95% of the accelerated units, with the remaining units to be delivered through the first quarter of 2010.  In the last quarter of 2009, Optex Systems Holdings received several additional orders of periscopes from two customers with delivery requirements starting in the fourth quarter of 2009 and continuing throughout 2010.  Based on our current backlog demand, we expect the revenue on periscopes to remain strong in 2010 as we continue to quote and receive awards for additional periscopes from multiple customers.

Howitzer program revenue increased $0.2 million for the 2009 fiscal year over the 2008 fiscal year.  During the third and fourth fiscal quarters of 2009, we worked aggressively with the U.S. government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third, for which government acceptance approval was obtained on August 25, 2009.   Technical issues experienced on the Howitzer product lines related to problems with the government-provided technical data and drawing package affecting the manufacturability of the products and the functionality of the product during field use and testing. These issues were resolved through Optex initiated engineering change proposals and customer changes to the statement of work.  As of this date, the issues have been resolved and the contract schedules have been modified accordingly to implement the required changes. With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries during early 2010.

Sighting Systems revenues increased $0.7 million over the prior year due to the delivery of higher quantities of U.S. government and General Dynamics Land Systems Division sighting systems in the current year over prior year deliveries, offset by a reduction in shipments to Textron related to a program that ended in 2008.

Increases in the other products of 35% or $1.4 million for the year ending September 27, 2009 resulted from increased foreign military sales of azimuth mirror assemblies of $1.0 million combined with increased revenues in muzzle reference systems of $0.7 million for several U.S. customers, which were offset by lower revenues in binoculars and various spare order shipments for various customers.

Currently we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial 5 year contract award in 2004.  As of September 27, 2009, Optex Systems Holdings has reserved $1.2 million in contract loss reserves on Howitzer programs and $0.1 million on periscope programs for a total of $1.3 million in contract loss reserves.  The total remaining backlog on these loss programs as of September 27, 2009 is $9.7 million.  We are expecting to ship $7.9 million of the existing loss contract backlog in 2010, with the remaining $1.8 million expected to ship in the first quarter of 2011.  As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

Currently we are not experiencing any negative impact due to changes in incremental funding commitments by federal agencies.  There has been one delay in the award of the second delivery order for the U.S. government periscope contract, however as the contract is a dual award between Optex Systems Holdings and a competitor with no volume guaranteed to any single-source, we have not expended any resources in support of the yet to be awarded portion of the contract.  We are anticipating a government award on the contract in the second quarter of 2010. However, delay of the government procurement has not negatively impacted Optex Systems Holdings ‘revenue in 2009, and due to other increased periscope orders from non U.S. government contracts deliverable in 2010, a delay  in the award on the prime government contract should not materially affect Optex Systems Holdings in the near future.

Cost of Goods Sold. During the Predecessor period from September 29, 2008 through October 14, 2008, we recorded cost of goods sold of $0.7 million and during the Successor period from October 15 through September 27, 2009 we recorded cost of goods sold of $24.1 million for a total cost of goods sold during fiscal 2009 of $24.8 million as compared to $18.2 million during fiscal 2008, an increase of $6.5 million or 35.7%. This increase in cost of goods sold was primarily associated with increased revenue, primarily on our periscope programs in support of higher backlog and accelerated delivery schedules, and increased intangible amortization resulting from the acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor) on October 14, 2008.  The gross margin  during the Predecessor period beginning September 29, 2008 through October 14, 2008 was $0.1 million and the gross margin for the Successor period beginning October 15, 2008 through September 27, 2009 was $2.7 million for a total of $2.8 million or 10.1% of revenues as compared to a gross margin of 9.5% for the fiscal year ended September 28, 2008. Product gross margins were down 0.7% to 14.5% for the period ended September 27, 2009 versus 15.2% for the fiscal year ended September 28, 2008 due to a shift in revenue mix toward less profitable contracts for certain programs, combined with increased labor related to the reallocation of costs associated with 10 employees shifted from general and administrative costs to manufacturing overhead in fiscal 2009.  Intangible amortization allocable to cost of goods sold increased $1.3 million to $1.7 million in fiscal 2009 versus $0.4 million in fiscal 2008.  The increased intangible amortization costs were offset by decreased warranty costs and physical inventory valuation reserves of $1.2 million, resulting in an overall decrease in cost of goods sold of 0.6% of revenues in the period ended September 27, 2009 as compared to the period ended September 28, 2008.

G&A Expenses. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded operating expense of $0.1 million and during the period from October 15, 2008 through September 27, 2009, we recorded operating expenses of $2.8 million for a total of $2.9 million for the fiscal year ended September 27, 2009 as opposed to $6.5 million during the fiscal year ended September 28, 2008, a decrease of ($3.7) million or 56.9%.  The components of the significant net decrease in general and administrative expenses in the fiscal year ended September 27, 2009 as compared to the fiscal year ended September 28, 2008 are outlined below.

•	Elimination of corporate cost allocations from Irvine Sensors Corporation of ($2.1) million and the Irvine Sensors employee stock bonus plan of ($0.4) million as a result of the ownership change.

•	Increased costs of $0.5 million in legal, accounting fees, board of director fees, and investor relations

•
Lower salaries, wages and employee related costs due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead included in cost of sales of ($0.3) million.   This decrease was partially offset by the expense associated with the implementation of a management incentive bonus plan in 2009 of $0.1 million for a net change of ($0.2) million to general and administrative salaries, wages and related employee expenses.

•	Increased amortization of intangible assets of $0.2 million as a result of the ownership change as of October 14, 2008.

•	2008 goodwill impairment of ($1.6) million incurred in 2008 versus no impairment in 2009.

•	Reductions of $(0.1) million in other general & administrative spending.

Income (Loss) from Operations. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded income from operations of $0.07 million and for the Successor period from October 15, 2008 through September 27, 2009, we recorded a loss from operations of $(0.2) million for a total net loss of $(0.13) million during the year ended September 27, 2009 as opposed to a loss from operations of $(4.7) million during the year ended September 28, 2008, an improvement of $4.57 million. This improvement was primarily due to increased sales revenue for the period ended September 27, 2009, combined with reduced general and administrative expenses driven by the elimination of Irvine Sensors’ corporate costs pushed down to us in the fiscal year ended September 28, 2008. The current year loss from operations also includes an increase of $1.5 million of non cash amortization of intangible assets to $2.1 million total for 2009 as a result of the October 14, 2008 acquisition transaction as opposed to $0.6 million intangible amortization incurred in the prior year.

Net Income (Loss) applicable to common shareholders. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded net income of $0.1 million. For the period beginning October 15, 2008 through September 27, 2009, we recorded a net loss of $(0.3) million for a total net loss of $(0.2) million during the year ended September 27, 2009, as compared to $(4.8) million for the year ended September 28, 2008, an improvement of $4.6 million or 95.8%.  This decrease in our net loss was principally the result of reduced operating expenses related to the elimination of corporate cost allocations from Irvine Sensors Corporations, since the successor operating as a stand-alone entity did not incur these costs subsequent to the year ended September 28, 2008, combined with increased revenue for the period ending September 27, 2009 offset by increased interest and preferred stock dividends in fiscal 2009 over fiscal 2008.   The federal income tax benefit increased by $0.3 million over the prior year as a result of book-to-tax timing differences attributable to intangible amortization and changes in contract loss reserve balances in 2009.  The intangible amortization expense is amortized over five years for book purposes and is deductible over 15 years for income tax purposes. In 2008, there was no Federal Income Tax expense due to the loss from operations.

Liquidity and Capital Resources

In the year ended 2008, Optex Systems, Inc. (Texas) working capital was significantly constrained due a high level of loss programs and production increases across multiple programs which necessitated the need for investment in inventories and manpower resources required to meet the additional product demand.  As Optex Systems, Inc. (Texas) was a wholly-owned subsidiary of Irvine Sensors Corporation, access to additional outside funding apart from government progress bills was severely limited.  Further, Optex Systems, Inc. (Texas) had incurred significant costs on one of the Howitzer programs and was unable to recover these costs until fiscal 2009 due to progress billing limitations prior to first article inspection testing and approval which did not occur until August of 2009.  During 2008, Optex Systems, Inc. (Texas) transferred $0.7 million in cash to Irvine Sensors in support of intercompany services provided by Irvine Sensors on behalf of Optex Systems, Inc. (Texas) that were outside our control, including:  legal, accounting, and consulting fees; Irvine Sensors Corporation travel expenses; and insurance costs.

The estimated total General and Administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand-alone basis during the 2008 fiscal year are:

Year- Ended
September 28, 2008

Accounting & Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp & General Insurance	70,000
Total	$440,000

As a result of the purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs were incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year, and have been reflected in the financial statements.

Subsequent to the asset acquisition from Irvine Sensors on October 14, 2008 and the reverse merger and reorganization on March 30, 2009, Optex Systems Holdings raised additional cash through a private equity sale that generated gross proceeds of $1.0 million.  As a result of the new capital, Optex Systems Holdings has been able acquire the necessary inventory and personnel resources required to operate at the higher revenue levels, and improve  year-end cash position by $0.7 million.

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, notes from related parties, and the sale of equity securities. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for the next 12 months. However, based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase in the future. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources will be derived from a variety of sources including, but not limited to, cash flow from operations and further private placements of our common stock and/or debt, including receivables funding through a commercial lender.

Predecessor period of September 29, 2008 through October 14, 2008

Cash and Cash Equivalents. As of October 14, 2008, Optex Systems, Inc. (Texas) (Predecessor) had cash and cash equivalents of $0.3 million, an increase of $0.1 million from September 29, 2008. The slight increase in cash was primarily due to the timing of cash receipts on accounts receivable collections and supplier payments. The cash balance as of October 14, 2008 is included as cash received through Optex Systems, Inc. (Delaware) (Successor) as of October 15, 2008.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $0.1 million for the Predecessor period of September 29, 2008 through October 14, 2008. Cash provided by operating activities was primarily due to the timing of purchases and accounts receivable collections during the 15 day period prior to the acquisition of Optex Systems Inc, (Texas), by Optex Systems Inc., (Delaware).  During this period, our net inventory increased by $0.9 million to support substantially increased production rates across all of our product lines and our accounts receivable decreased $(1.0) million due to timing of collections from one of our major customers in the second week of October 2008. Accounts payable and accrued expenses decreased by $(0.2) million due to the timing of cash disbursements prior to the acquisition.

Net Cash Used in Investing Activities.  There was no net cash used in investing activities during the Predecessor period beginning September 29, 2008 and ending October 14, 2008.  Optex Systems Holdings’ business is labor intensive and we purchase equipment as it becomes necessary.

Net Cash Provided by Financing Activities.  There was no net cash provided by financing activities during the Predecessor period beginning September 29, 2008 and ending October 14, 2008.

Successor period of October 15, 2008 through September 27, 2009

Cash and Cash Equivalents. As of September 27, 2009, we had cash and cash equivalents of $0.9 million. During the Successor period of October 15, 2008 through September 27, 2009 we increased cash and cash equivalents by $0.6 million primarily attributable to the net proceeds received by us from the private sale of equity securities.. A portion of the net proceeds was used to acquire additional inventory in support of the higher revenue and production rates during the period and which are expected to continue through 2010.

Net Cash Used in Operating Activities. Net cash used in operating activities during the Successor period beginning October 15, 2008 and ending September 27, 2009 totaled $(0.1) million. The primary uses of cash during this period resulted from increases of inventory and accounts receivable in support of higher production and shipping volumes, partially offset by increases in accounts payable due to higher purchases required to support the increased revenues.  In the period beginning October 15, 2008 and ending September 27, 2009, our net inventory increased by $2.5 million to support substantially increased production rates across all of our product lines.  A large portion of this build up in inventories was progress billable and as such were billed to our customers as costs were incurred.   We expect similar cash flows from operations until mid fiscal year 2010 when our low margin legacy periscope programs are ending and will be replaced with newer programs carrying improved pricing and corresponding better margins.

Net Cash Provided by Investing Activities. In the Successor period beginning October 15, 2008 and ending September 27, 2009, net cash provided by investing activities totaled $0.24 million and consisted of cash acquired during the Optex Systems, Inc. (Delaware) (Predecessor) acquisition as of October 14, 2009 of $0.25 million and cash used to purchase equipment of $(0.01) million during the period.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $0.8 million during the period beginning October 15, 2008 through September 27, 2009, The change of $0.8 million is attributable  to the sale of stock for cash of $1.0 million offset by funds used to repay outstanding loans of $(0.2) million. We raised funds through a private placement for working capital needs, primarily inventory purchases, and additional personnel to support increased revenue and production rates during the period.

Critical Accounting Policies

Stock-Based Compensation: In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, Share-Based Payment).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718  requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Optex Systems Holdings’ accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with FASB ASC 718

Income Tax/Deferred Tax: FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, “Accounting for Income Taxes”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes.  The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carry-forwards to the extent we believe we will be able to utilize them in future tax filings.

Revenue Recognition:  Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35 (Prior authoritative literature:  SOP 81-1 “Accounting for Performance of Construction–Type and certain Production –Type Contracts”):

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

Optex Systems Holdings’ contracts are fixed price production type contracts whereas a defined order quantity is delivered to the customer in a continuous or sequential production process to buyers specifications (build to print).  Our deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from 3 to 36 months.

Estimated Costs at Completion and Accrued Loss on Contracts:  Optex Systems Holdings reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates at completion. Estimates at completion include Optex Systems Holdings incurred costs to date against the contract/order plus management's current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order. If an estimate at completion indicates a potential overrun (loss) against a fixed price contract/order, management generally seeks to reduce costs and /or revise the program plan in a manner consistent with customer objectives in order to eliminate or minimize any overrun and to secure necessary customer agreement to proposed revisions.

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions to still profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order.

For the fiscal years ended September 27, 2009 and September 28, 2008, estimated loss reserves were $1,348,060 and $821,885, respectively.  Increases in estimated loss reserves from fiscal 2008 to fiscal 2009 of $526,175 were primarily attributable to unanticipated increases in material and production costs encountered in 2009 due to manufacturing issues on our U.S. government Howitzer programs.

Government Contracts: Virtually all of our contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.

Warranty Costs: Some of our customers require that we warranty the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   In the year ended September 27, 2009, Optex Systems Holdings recognized income of $145,470 for unrecognized warranty costs due to an improvement in the warranty experience rate related to warranties expiring in 2009.   In the year ended September 28, 2008, Optex Systems, Inc. (Texas) incurred $227,000 of warranty expenses representing the estimated cost of repair or replacement for specific customer returned products still covered under warranty as of the return date and awaiting repair or replacement, in addition to estimated future warranty costs for covered shipments occurring during the fifteen months proceeding September 28, 2008.  Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales.

Recent Accounting Pronouncements.

In June 2008, FASB issued FASB ASC 260-10-55 (Prior authoritative literature:  FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). FASB ASC 260-10-55 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share, and we will need to calculate basic earnings per share using the "two-class method." Restricted stock is currently included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FASB ASC 260-10-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ending October 3, 2010. Optex Systems Holdings does not expect adoption of FASB ASC 260-10-55  to have a material effect on Optex Systems  Holdings’ financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ended June 28, 2009. Adoption of FASB ASC 855-10 did not have a material effect on Optex Systems  Holdings’ financial statements.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the interim period ending September 27, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  ”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “  Accounting for Income Taxes  ”  .  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In December 2007, FASB issued FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations”) and FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”) . These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. FASB ASC 805 and FASB ASC 810-10-65 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Optex Systems Holdings is currently evaluating the impact of adopting FASB ASC 805 and FASB ASC 810-10-65 on its financial statements.

In December 2007, the SEC issued FASB ASC 718-10-S99-1 (Prior authoritative literature:  Staff Accounting Bulletin No. 110). FASB ASC 718-10-S99-1 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. FASB ASC 718-10-S99-1 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007.  Optex Systems Holdings does not have any outstanding stock options issued before December 31, 2007.

In March 2008, FASB issued FASB ASC 815-10 (Prior authoritative literature:  SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 27, 2009.  The adoption of FASB ASC 815-10 did not have a material impact Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In May 2008, FASB issued FASB ASC 944 (Prior authoritative literature:  SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60  "). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011. Optex Systems Holdings is currently evaluating the impact of FASB ASC 944 on its financial statements but does not expect it to have a material effect.

Cautionary Factors That May Affect Future Results

This Report on Form 10-K and other written reports and oral statements made from time to time by Optex Systems Holdings may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. You can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. You can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address Optex Systems Holdings’ growth strategy, financial results and product and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from Optex Systems Holdings’ forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this prospectus. In this prospectus Optex Systems Holdings has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optex Systems Holdings, Inc.
Richardson, Texas

We have audited the accompanying balance sheet of Optex Systems Holdings, Inc. (the Company) as of September 27, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the period October 15, 2008 through September 27, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of September 27, 2009, and the results of its operations and its cash flows for the period October 15, 2008 through September 27, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optex Systems, Inc. (Texas)
Richardson, Texas

As successor by merger, effective October 1, 2009, of the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheet of Optex Systems, Inc. (Texas) (the Company) as of September 28, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period September 29, 2008 through October 14, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems, Inc. (Texas) as of September 28, 2008, and the results of its operations and its cash flows for the year then ended and for the period September 29, 2008 through October 14, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 11, 2010

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Balance Sheets

	Successor	Predecessor
	September 27, 2009	September 28, 2008

ASSETS

Current Assets
Cash	$915,298	$170,183
Accounts Receivable	1,802,429	2,454,235
Net Inventory	8,013,881	4,547,726
Deferred Tax Asset	711,177	—
Prepaid Expenses	318,833	307,507

Total Current Assets	$11,761,618	$7,479,651

Property and Equipment
Property Plant and Equipment	$1,341,271	$1,314,109
Accumulated Depreciation	(1,094,526)	(994,542)

Total Property and Equipment	$246,745	$319,567

Other Assets
Security Deposits	$20,684	$20,684
Intangibles	1,965,596	1,100,140
Goodwill	7,110,415	10,047,065

Total Other Assets	$9,096,695	$11,167,889

Total Assets	$21,105,058	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Balance Sheets - Continued

	Successor	Predecessor
	September 27, 2009	September 28, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,497,322	$1,821,534
Accrued Expenses	671,045	798,974
Accrued Warranties	81,530	227,000
Accrued Contract Losses	1,348,060	821,885
Loans Payable	—	373,974
Income Tax Payable	—	4,425

Total Current Liabilities	$4,597,957	$4,047,792

Other Liabilities
Note Payable	—	$2,000,000
Accrued Interest on Note	—	336,148
Due to Parent	—	4,300,151

Total Other Liabilities	$—	$6,636,299

Total Liabilities	$4,597,957	$10,684,091

Stockholders' Equity

Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding as of September 27, 2009)	$139,445

Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	1

Optex Systems, Inc. – Texas Common Stock (no par 100,000 authorized, 18,870 shares issued and 10,000 shares outstanding)		164,834

Optex Systems, Inc. – Texas Treasury Stock (8,870 shares at cost)	—	(1,217,400)

Additional Paid-in-capital	16,643,388	15,246,282
Retained Earnings (Deficit)	(275,733)	(5,910,700)

Total Stockholders' Equity	$16,507,101	$8,283,016

Total Liabilities and Stockholders' Equity	$21,105,058	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Operations

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through September 27, 2009	For the period September 29, 2008 through October 14, 2008	Twelve Months ended September 28, 2008

Revenues	$26,708,799	$871,938	$20,017,209

Total Cost of Sales	24,073,449	739,868	18,164,019

Gross Margin	$2,635,350	$132,070	$1,853,190

General and Administrative
Salaries and Wages	$644,861	$22,028	$910,854
Employee Benefits & Taxes	227,315	495	190,489
Employee Stock/Option Bonus Plan	39,528	(4,812)	378,716
Amortization of Intangible	404,634	—	223,491
Rent, Utilities and Building Maintenance	210,258	12,493	228,694
Investor Relations	203,696	—	—
Legal and Accounting Fees	434,309	360	223,715
Consulting and Contract Service Fees	220,090	10,527	325,723
Travel Expenses	47,595	—	135,821
Corporate Allocations	—	—	2,076,184
Board of Director Fees	125,000	—	—
Asset Impairment of Goodwill	—	—	1,586,416
Other Expenses	282,136	16,155	227,336
Total General and Administrative	$2,839,422	$57,246	$6,507,440

Operating Income (Loss)	$(204,072)	$74,824	$(4,654,251)

Other Expenses
Other Income and Expense	$—	$—	$(507)
Interest (Income) Expense - Net	170,078	9,492	199,753
Total Other	$170,078	$9,492	$199,246

Income (Loss) Before Taxes	$(374,150)	$65,332	$(4,853,496)
Income Taxes (Benefit)	(284,663)	—	(21,544)

Net Income (Loss) After Taxes	$(89,487)	$65,332	$(4,831,952)

Less preferred stock dividend	$(186,246)	$—	$—

Net income (loss) applicable to common shareholders	$(275,733)	$65,332	$(4,831,952)

Basic and diluted earnings (loss) per share	$(0.00)	$6.53	$(483.20)

Weighted Average Common Shares Outstanding	126,290,753	10,000	10,000

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Cash Flows

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through September 27, 2009	For the period September 29, 2008 through October 14, 2008	Year ended September 28, 2008

Cash flows from operating activities:
Net Income (Loss)	$(89,487)	$65,332	$(4,831,952)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,161,486	9,691	760,801
Provision for (use of) allowance for inventory valuation	(146,266)	27,363	(102,579)
Noncash interest expense	159,780	9,500	200,000
(Gain) loss on disposal and impairment of assets	—	—	1,586,416
Stock Option Compensation Expense	39,528	—	—
(Increase) decrease in accounts receivable	(397,996)	1,049,802	(410,602)
(Increase) decrease in inventory (net of progress billed)	(2,483,686)	(863,566)	1,667,418
(Increase) decrease in other current assets	196,633	18,541	(290,435)
(Increase) decrease in deferred tax asset	(711,177)	—	—
Increase (decrease) in accounts payable and accrued expenses	733,453	(186,051)	(1,132,319)
Increase (decrease) in accrued warranty costs	(145,470)	—	227,000
Increase (decrease) in due to parent	—	1,428	2,312,280
Increase (decrease) in accrued estimated loss on contracts	541,479	(15,304)	(555,462)
Increase (decrease) in income taxes payable	—	—	(21,544)
Total adjustments	$(52,236)	$51,404	$4,240,974
Net cash (used in)provided by operating activities	$(141,723)	$116,736	$(590,978)

Cash flows from investing activities:
Cash Received through Optex Systems, Inc. (Texas) acquisition	$253,581	$—	$—
Purchased of property and equipment	(13,824)	(13,338)	(117,566)
Net cash (used in) provided by investing activities	$239,757	$(13,338)	$(117,566)

Cash flows from financing activities:
Issuance of common stock for cash	$1,024,529	$—	$—
Proceeds (to) from loans payable	(207,265)	(20,000)	373,974

Net cash (used in) provided by financing activities	$817,264	$(20,000)	$373,974

Net increase (decrease) in cash and cash equivalents	$915,298	$83,398	$(334,570)
Cash and cash equivalents at beginning of period	—	170,183	504,753
Cash and cash equivalents at end of period	$915,298	$253,581	$170,183

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Cash Flows – continued

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through September 27, 2009	For the period September 29, 2008 through October 14, 2008	Year ended September 28, 2008

Noncash investing and financing activities:

Optex Systems, Inc. (Delaware) (Successor) purchase of Optex Systems, Inc. (Texas) (Predecessor)
Cash received	$253,581	—	—
Accounts Receivable	1,404,434	—	—
Inventory	5,383,929	—	—
Intangibles	4,036,790	—	—
Other Assets	632,864	—	—
Accounts Payable	(1,953,833)	—	—
Other Liabilities	(1,868,180)	—	—
Debt	(6,000,000)	—	—
Goodwill	7,110,415	—	—
Issuance of Stock	$9,000,000	—	—

Conversion of Debt to Series A Preferred Stock
Additonal Paid in Capital (6,000,000 Debt Retirement plus accrued interest of $159,780)	$6,159,780	—	—

Issuance of Common shares in exchange for Investor Relations Services
Prepaid Expenses (1,030,000 shares issued at .001 par)	$226,500	—	—

Supplemental cash flow information:
Cash paid for interest	$10,290	—	—
Cash paid for taxes	$488,799	—	—

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statement of Stockholders' Equity

	Common	Series A				Additional		Total
	Shares	Preferred	Common	Preferred	Treasury Stock	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Series A Stock	Optex Texas	Capital	Earnings	Equity
Predecessor Entity
Balance at September 28, 2008	10,000		$164,834		$(1,217,400)	$15,246,282	$(5,910,700)	$8,283,016

Net Income							65,332	65,332

Balance at October 14, 2008	10,000	—	$164,834	$—	$(1,217,400)	$15,246,282	$(5,845,368)	$8,348,348

Successor Entity
Balance at October 15, 2008	—	—	—	—	—	—	—	—

Issuance of Common Stock (1)	113,333,282	—	$113,333	$—	$—	$8,886,667	$—	$9,000,000

Cancellation of Investor Relations Stock	(700,000)		(700)			(104,300)		(105,000)

Investor Relations Common Stock Issued	480,000		480			143,520		144,000

Issuance of Common Stock	750,000		750			149,250		150,000

Conversion of 6,000,000 Debt and Interest to Series A preferred shares		1,027		1		6,159,780		6,159,781

Sustut Exploration Reorganization	17,449,991		17,450			170,050		187,500

Stock Option Compensation Expense		—	—	—	—	39,528	—	39,528

Private Placement Sale of Stock	8,131,667	—	8,132	—	—	1,012,647	—	1,020,779

Accumulated Dividends on Preferred Stock						186,246	(186,246)	—

Net Earnings (Loss) from continuing operations	—	—	—	—	—	—	(89,487)	(89,487)

Balance at September 27, 2009	139,444,940	1,027	$139,445	$1	$—	$16,643,388	$(275,733)	$16,507,101

The accompanying notes are an integral part of these financial statements

(1)After giving affect to the equivalent number of shares issued to existing Optex shareholders due to the reorganization.

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc., (formerly known as Sustut Exploration, Inc.), a Delaware corporation, along with Optex Systems, Inc., a privately held Delaware corporation,  which is a wholly-owned subsidiary of Optex Systems  Holdings’ , also known as Successor, entered into a reorganization agreement and plan of reorganization, pursuant to which Optex Systems, Inc. (Delaware) was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. and Alpha Capital Anstalt, formed Optex Systems, Inc. (Delaware), which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation and wholly-owned subsidiary of Irvine Sensors Corporation, also known as Predecessor, in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

In accordance with FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations” and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”) Optex Systems, Inc. (Delaware)’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business.  FASB ASC 805 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. (Delaware) obtained the inputs and processes necessary for normal operations.

Optex Systems, Inc. (Texas) was a privately held Subchapter “S” Corporation from inception in 1987 until December 30, 2005 when 70% of the issued and outstanding stock was acquired by Irvine Sensors Corporation, and Optex Systems, Inc. (Texas) was automatically converted to a Subchapter “C” Corporation.  On December 29, 2006, the remaining 30% equity interest in Optex Systems, Inc. (Texas) was purchased by Irvine Sensors Corporation.

On February 20, 2009, Sileas Corporation., a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Delaware), representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc. (Delaware), in a private transaction.  See Note 4.

Optex Systems, Inc. (Delaware) operated as a privately-held Delaware corporation until March 30, 2009, when as a result of the reorganization agreement (described above and also in Note 5), it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings owning 73.52% of Optex Systems Holdings.  Optex Systems Holdings plans to carry on the business of Optex Systems, Inc. (Delaware) as its sole line of business and all of Optex Systems Holdings’ operations are conducted by and through its wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.  The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of September 27, 2009, Optex Systems Holdings operated with 107 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, primarily for Department of Defense applications.  Its products are installed on a variety of U.S. military land vehicles such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors.

In February 2009, Optex Systems Holdings’ ISO certification status was upgraded from 9001:2000 to 9001:2008 bringing Optex Systems Holdings into compliance with the new ISO standards rewritten to align with ISO 14001.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation:  The consolidated financial statements include the accounts of Optex Systems Holdings and its wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying financial statements include the results of operations and cash flows  of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the Successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction, for the period from October 15, 2008 through September 27, 2009.  The accompanying financial statements include the balance sheet at September 28, 2008 and the results of operations, changes in stockholders’ equity and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.

The accompanying financial statements for the balance sheet as of September 28, 2008 and the results of operations and cash flows for the period ending September 28, 2008 include the historical accounts of Optex Systems, Inc. (Texas). These financial statements have been presented as subsidiary-only financial statements, reflecting the balance sheets, results of operations and cash flows of the subsidiary as a stand-alone entity.

Although, Optex Systems, Inc. (Texas) (Predecessor) has been majority owned by various parent companies described in the preceding paragraphs, no accounts of the parent companies or the effects of consolidation with any parent companies have been included in the accompanying financial statements.  The Optex Systems, Inc. (Texas) accounts have been presented on the basis of push down accounting in accordance with FASB ASC 805-50-S99 (Prior authoritative literature:  Staff Accounting Bulletin No. 54   Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase). FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned. Under the push down basis of accounting certain transactions incurred by the parent company, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, items resulting from the Optex Systems, Inc. (Texas) purchase transaction such as goodwill, debt incurred by the parent to acquire the subsidiary and other costs related to the purchase have been recorded on the financial statements of Optex Systems Holdings.

Upon completing the business combination with Sustut on March 30, 2009, Optex Systems Holdings elected to change its fiscal year to match that of Optex Systems, Inc. (Delaware). Accordingly, all activity of the combined companies was presented as of the quarter’s end of the accounting acquirer, which was March 29, 2009.

Although the effective date of the merger was March 30, 2009, all transactions related to the business combination (and only those transactions), with Sustut have been reflected as if they had taken place one day prior (on March 29, 2009) so as to coincide with the accounting acquirer’s quarter end of March 29, 2009. See Note 5 for details of the reorganization.

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

Segment Reporting: Management has determined that Optex Systems Holdings, Inc. is organized, managed and internally reported as one business segment. Segments are determined based on differences in products, internal reporting and how operational decisions are made.

Fiscal Year:   Optex’s fiscal year ends on the Sunday nearest September 30.  Fiscal year 2009 ended on September 27, 2009 and included 52 weeks.  Fiscal year 2008 ended on September 28, 2008 and included 52 weeks.

Fair Value of Financial Instruments:   FASB ASC 825-10 (Prior authoritative literature:  FASB No. 107, " Disclosures about Fair Value of Financial Instruments) ," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended September 27, 2009 and September 28, 2008. The carrying value of the balance sheet financial instruments included in Optex Systems, Inc. (Texas)’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:   For financial statement presentation purposes, Optex considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Concentration of Credit Risk: Optex’s cash and cash equivalents are on deposit with banks. Only a portion of the cash and cash equivalents would be covered by deposit insurance and the uninsured balances are substantially greater than the insured amounts. Although cash and cash equivalent balances exceed insured deposit amounts, management does not anticipate non-performance by the banks.

Optex revenues and accounts receivables are derived from sales to U.S. government agencies (51%), General Dynamics (46%) or other prime government contractors (3%).  Optex does not believe that this concentration results in undue credit risk because of the financial strength of the payees.

Accounts Receivable: Optex records its accounts receivable at the original sales invoice amount less shipment liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As the customer base is primarily U.S. government and government prime contractors, Optex has concluded that there is no need for an allowance for doubtful accounts for the years ended September 27, 2009 and September 28, 2008.  Optex charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In 2009, Optex Systems Holdings recorded $35,297 in bad debt expense attributable to one customer that went out of business.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of September 27, 2009, and September 28, 2008 inventory included:

	Successor	Predesessor
	As of September 27, 2009	As of September 28, 2008

Raw Materials	$7,161,241	$5,575,520
Work in Process	4,043,308	4,199,657
Finished Goods	245,056	28,014
Gross Inventory	$11,449,605	$9,803,191
Less:
Unliquidated Progress Payments	(2,880,898)	(4,581,736)
Inventory Reserves	(554,826)	(673,729)
Net Inventory	$8,013,881	$4,547,726

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery..   In the year ended September 27, 2009, Optex Systems Holdings, Inc. recognized income of $145,470 for unrecognized warranty costs due to an improvement in the warranty experience rate related to warranties expiring in fiscal 2009.   In the year ended September 28, 2008, Optex Systems, Inc. (Texas) incurred $227,000 of warranty expenses representing the estimated cost of repair or replacement for specific customer returned products still covered under warranty as of the return date and awaiting repair or replacement, in addition to estimated future warranty costs for covered shipments occurring during the fifteen months proceeding September 28, 2008.  Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales.

Property and Equipment:   Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Goodwill and Other Intangible Assets:   Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also notes 4 and 11). Optex Systems Holdings does not amortize goodwill, but tests it annually for impairment using a fair value approach during the fiscal fourth quarter and between annual testing periods, if circumstances warrant.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.  These impairment tests may result in impairment charges that could have a material adverse impact on our results of operations.  The goodwill of Optex Systems Holdings, Inc. was reviewed as of September 27, 2009 and based on the assessment, it was determined that no impairment was required.

Optex amortizes the cost of other intangibles over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at September 27, 2009 derived from the acquisition of Optex Systems, Inc. (Delaware) from Irvine Sensors as of October 14, 2008 and consisted of customer backlog, with initial useful lives ranging from one to five years. (See note 4 and 11). The identified amortizable intangible assets at September 28, 2008 derived from the acquisition of Optex Systems, Inc. (Texas) by Irvine Sensors and consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See note 4 and 11).

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings adopted the provisions of FASB ASC 360-10 (Prior authoritative literature FASB No. 144, “ Accounting for the Impairment or Disposal of Long-lived Assets  .”)   This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue Recognition:
Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35 (Prior authoritative literature:  SOP 81-1 “Accounting for Performance of Construction–Type and certain Production –Type Contracts”):

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

Optex Systems Holdings contracts are fixed price production type contracts whereby a defined order quantity is delivered to the customer during a continuous or sequential production process tailored to the buyer’s specifications (build to print).  Optex Systems Holdings’ deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from 3 to 36 months.

Estimated Costs at Completion and Accrued Loss on Contracts:  Optex Systems Holdings reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates at completion. Estimates at completion include Optex Systems Holdings’ incurred costs to date against the contract/order plus management's current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order. If an estimate at completion indicates a potential overrun (loss) against a fixed price contract/order, management generally seeks to reduce costs and /or revise the program plan in a manner consistent with customer objectives in order to eliminate or minimize any overrun and to secure necessary customer agreement to proposed revisions.

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions to still profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order.

For the fiscal years ended September 27, 2009 and September 28, 2008, estimated loss reserves were $1,348,060 and $821,885, respectively.  Increases in estimated loss reserves from fiscal 2008 to fiscal 2009 of $526,175 were primarily attributable to unanticipated increases in material and production costs encountered in 2009 due to manufacturing issues on our U.S. government Howitzer programs.

Government Contracts:  Virtually all of Optex Systems Holdings’ contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation (Federal Acquisition Regulation) Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on prime military contracts and are generally, “flowed down” to Optex Systems Holdings as subcontractors on other military business.  It has been Optex Systems Holdings’ experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties.  Optex Systems Holdings is not currently aware of any pending terminations for convenience or default on its existing contracts.

In the event a termination for convenience were to occur, these Federal Acquisition Regulation  clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract.  In the event a termination for default were to occur, Optex Systems Holdings could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from Optex Systems Holdings.  Optex Systems Holdings would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the company as defined by Federal Acquisition Regulation clause 52.249-8.  In addition, the government may require Optex Systems Holdings to transfer title and deliver to the government any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that Optex Systems Holdings has specifically produced or acquired for the terminated portion of this contract.  The government shall pay contract price for completed supplies delivered and accepted, and Optex Systems Holdings and the government would negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the $650,000 federal government simplified acquisition threshold.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 27, 2009 and September 28, 2008 zero and approximately $4.0 million of booked orders fell under this criteria.  Optex Systems Holdings’ experience has been that the historically negotiated price differentials have been immaterial and accordingly, it does not anticipate any significant downward adjustments on these booked orders.

Shipping and Handling Costs: All shipping and handling costs are included as a component of Cost of Goods sold.

Stock-Based Compensation:  In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Optex Systems Holdings’ accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with FASB ASC 718

Income Tax/Deferred Tax:  FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, “Accounting for Income Taxes”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes.  The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings.

Earnings per Share:   Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.  Diluted earnings per common share gives effect to the assumed exercise of stock options when dilutive.  Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It is also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In period of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If Optex Systems Holdings had recorded income applicable to common shareholders for the period October 15, 2008 through September 27, 2009, weighted average number of common shares outstanding would have increased by 42,570,745 shares, reflecting the addition of dilutive securities in the calculation of diluted earnings per share.  There were no dilutive convertible securities for the 2008 fiscal year.

Note 3 - Recent Accounting Pronouncements

In June 2008, FASB issued FASB ASC 260-10-55 (Prior authoritative literature:  FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  FASB ASC 260-10-55 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share, and we will need to calculate basic earnings per share using the "two-class method." Restricted stock is currently included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FASB ASC 260-10-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ending October 3, 2010. Optex Systems Holdings does not expect adoption of FASB ASC 260-10-55  to have a material effect on Optex Systems  Holdings’ financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ended June 28, 2009. Adoption of FASB ASC 855-10 did not have a material effect on Optex Systems  Holdings’ financial statements.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the interim period ending September 27, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  ”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “  Accounting for Income Taxes  ”  .  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on Optex Systems  Holdings’ financial position, results of operations, or cash flows.

 In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In December 2007, FASB issued FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations”) and FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”) . These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. FASB ASC 805 and FASB ASC 810-10-65 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Optex Systems Holdings is currently evaluating the impact of adopting FASB ASC 805 and FASB ASC 810-10-65 on its financial statements.

In December 2007, the SEC issued FASB ASC 718-10-S99-1 (Prior authoritative literature:  Staff Accounting Bulletin No. 110). FASB ASC 718-10-S99-1 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. FASB ASC 718-10-S99-1 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007.  Optex Systems Holdings does not have any outstanding stock options issued before December 31, 2007.

In March 2008, FASB issued FASB ASC 815-10 (Prior authoritative literature:  SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 27, 2009.  The adoption of FASB ASC 815-10 did not have a material impact Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In May 2008, FASB issued FASB ASC 944 (Prior authoritative literature:  SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011. Optex Systems Holdings is currently evaluating the impact of FASB ASC 944 on its financial statements but does not expect it to have a material effect.

Note 4 — Acquisition of Substantially All of the Assets of Optex Systems, Inc. (Texas)

Acquisition of Assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware) on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware),  in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd. owned Optex Systems, Inc. (Delaware) together until February 20, 2009, when Longview sold 100% of its equity interests in Optex Systems, Inc. (Delaware) to Sileas, as discussed below.

Optex Systems, Inc. (Delaware) purchased all of the assets of Optex Systems, Inc. (Texas), including: intellectual property, production processes and know-how, and outstanding contracts and customer relationships. Optex Systems, Inc. (Delaware) also assumed certain liabilities of Optex Systems, Inc. (Texas) consisting of accounts payable and accrued liabilities. Optex Systems Holdings’ management intends to improve the business’s ability to serve its existing customers and to attract new customers by providing quality products and superior service which will be achieved by improving Optex Systems  Holdings’ working capital availability as opposed to the limited working capital that was available during the time period in which the assets were owned by Irvine Sensors Corporation.

Pro forma revenue and earnings per share information is presented cumulatively in Note 5.

Secured Promissory Note Issued in Connection with Purchase by Optex Systems, Inc. (Delaware) (Successor)

In connection with the public sale of the Optex Systems, Inc. (Texas) (Predecessor) assets to Optex Systems, Inc. (Delaware) (Successor), Optex Systems, Inc. (Delaware) delivered to Longview and Alpha Secured Promissory Notes, due September 19, 2011, in the principal amounts of $5,409,762 and $540,976, respectively. On February 20, 2009, Longview sold its Optex Systems, Inc. (Delaware) promissory note to Sileas, as described below. On March 27, 2009, Sileas and Alpha exchanged their Notes plus accrued and unpaid interest of $159,780 for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware).  Currently, Sileas is the majority owner of Optex Systems Holdings.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405. The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum. In the event Optex Systems Holdings sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a reorganization into Sileas or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand. In the event that such a major transaction occurs prior to the maturity date resulting in the Sileas receiving net consideration with a fair market value in excess of the principal and interest due under the terms of the secured note (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the Optex Consideration. The obligations of Sileas under the note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

Optex Systems Holdings has not guaranteed the note and Longview is not entitled to pursue Optex Systems Holdings in the event of a default by Sileas. Therefore, there are no actual or potential cash flow commitments from Optex Systems Holdings. In the event of default by Sileas on its obligations under the note, Longview would only be entitled to receive the Optex Systems Holdings common and preferred stock held by Sileas.

Note 5 –Reorganization Plan and Private Placement

Reorganization/Share Exchange

On March 30, 2009, the reorganization occurred whereby the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of Optex Systems Holdings as follows: (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock. Following the reorganization, Optex Systems, Inc. (Delaware) remained a wholly-owned subsidiary of Optex Systems Holdings.

Shares outstanding of Optex Systems Holdings just prior to the closing of the reorganization consisted of 17,449,991 shares which included 1,250,000 shares issued on March 27, 2009 as payment for Investor Relations Services.  On June 29, 2009, 700,000 of the issued investor relations shares were surrendered to Optex Systems Holdings and cancelled upon termination of one of the Investor Relations contracts.

Private Placement

Prior to the closing of the reorganization agreement, as of March 30, 2009 , Optex Systems, Inc. (Delaware) accepted subscriptions from accredited investors for a total of 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock, of Optex Systems, Inc. (Delaware) and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five years from the initial closing, which were issued by Optex Systems, Inc. (Delaware) after the closing referenced above. Gross proceeds to Optex Systems, Inc. (Delaware) were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, net proceeds were $874,529. The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.

The following table represents the reorganization and private placement transactions which occurred on March 30, 2009 reflected in March 29, 2009 statements due to the election to report as of the accounting acquirers’ period end:

 Optex Systems Holdings, Inc.
Balance Sheet Adjusted for Reorganization and Private Placement

	Unaudited Quarter Ended March 29, 2009	Reorganization Adjustments (1)	Private Placement Adjustments	Unaudited Quarter Ended March 29, 2009

Assets
Current Assets	$8,880,436	$187,500	$929,738	$9,997,674
Non current Assets	10,422,425	-	-	10,422,425

Total Assets	$19,302,861	$187,500	$929,738	$20,420,099

Liabilities
Loans Payable	146,709		(146,250)	459
Other Current Liabilities	4,416,403	-	55,209	4,471,612

Total Liabilities	$4,563,112	$-	$(91,041)	$4,472,071

Equity
Optex Systems Holdings, Inc. – (par $0.001per share, 200,000,000 shares authorized, 138,914,940 shares issued and outstanding as of March 29, 2009)	113,333	17,450	8,132	138,915
Optex Systems Holdings, Inc. preferred stock (par value $0.001per share, 5,000 shares authorized, 1027 shares of Series A Preferred issued and outstanding)	1			1
Additional Paid in Capital	15,046,446	170,050	1,012,647	16,229,143
Retained Earnings	(420,031)			(420,031)

Total Stockholders Equity	$14,739,749	$187,500	$1,020,779	$15,948,028

Total Liabilities and Stockholders Equity	$19,302,861	$187,500	$929,738	$20,420,099

(1) Sustut Exploration, Inc. Balance Sheet as of the March 30, 2009 reorganization. Other assets include $187,500 in prepaid expenses for investor relation services to be realized over the next 12 months. The services were prepaid by the issuance of 1,250,000 Sustut shares by Sustut prior to March 30, 2009. The original prepaid expense covered April 2009 through April 2010.  On June 29, 2009 700,000 of these shares were returned to Optex Systems Holdings due to the cancellation of one of the investor relations agreements.  The amortized expense related to the remaining 550,000 shares has been reflected on the Consolidated Statement of Operations for Optex Systems Holdings as expensed.

The expenses reflected by Optex Systems Holdings on its Statement of Operations were increased by $63,750 for fiscal year 2009 and are expected to increase for 2010 by $18,750 (as a non-cash expense) as a result of the issuance of the 1,250,000 shares for Investor Relations Services by Sustut and subsequent return of 700,000 shares to Optex Systems Holdings and are carried on the Optex Systems Holdings’ Balance Sheet as a prepaid expense. The same Investor Relations agreements also called for an aggregate cash payment $36,000 for 2009. Therefore, the total pre-tax impact of the agreements for Investor Relations Services was $99,750 for fiscal 2009 including both the cash expense and the amortization of the prepaid expense which is carried on the Condensed Consolidated Balance Sheet of Optex Systems Holdings.

The accompanying unaudited pro forma financial information for the consolidated successor and predecessor year ended September 27, 2009 and successor year ended September 28, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the fiscal years ended September 27, 2009 and September 28, 2008 as if the acquisition of Optex Systems, Inc. (Texas) and the reorganization had occurred on the first day of each of the fiscal years.

	Unaudited, Pro forma
	Years Ended
	September 27, 2009	September 28, 2008
Revenues	$27,580,737	$20,017,209

Net Income (Loss) applicable to common shareholders	$($362,149)	$(4,461,601)
Diluted earnings per share	$(0.00)	$(0.03)

Weighted Average Shares Outstanding	139,045,625	138,914,940

The unaudited, pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from Irvine Sensors Corporation and the elimination of employee stock bonus compensation previously allocated from Irvine Sensors Corporation to reflect the costs of the ongoing entity.  There is no expected tax effect of the proforma adjustments for the periods affected in 2008 due to net loss and accumulated retained deficit of Irvine Sensors Corporation.

Note 6 - Property and Equipment

A summary of property and equipment at September 27, 2009 and September 28, 2008 is as follows:

		Successor	Predecessor
	Estimated Useful Life	Year Ended September 27, 2009	Year Ended September 28, 2008
Property and Equipment
Furniture and Equipment	3-5yrs	$159,724	$145,071
Machinery and Equipment	5 yrs	1,034,440	1,026,250
Leasehold Improvements	7 yrs	147,107	142,788
Less: Accumulated Depreciation		(1,094,526)	(994,542)
Net Property & Equipment		$246,745	$319,567

Depreciation Expense		$99,984	$164,434

Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2009 is $61,628 and $38,356 respectively.  Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2008 is $104,837 and 59,597, respectively.

Note 7 – Accrued Liabilities

The components of accrued liabilities for years ended September 27, 2009 and September 28, 2008 are summarized below:

	Successor	Predecessor
	Year Ended September 27, 2009	Year Ended September 28, 2008

Customer Advance Payments	$80,753	$-
Deferred Rent Expense	27,860	84,435
Accrued Vacation	153,291	94,311
Property Taxes	17,532	17,557
Contract Settlement	-	351,217
Franchise Taxes	5,100	-
Operating Expenses	244,884	128,717
Payroll & Payroll Related	141,625	122,737
Total Accrued Expenses	$671,045	$798,974

Contract Settlement Costs represent amounts due to the U.S. government in relation to a progress billed contract that was cancelled prior to completion.  The remaining government-owned (progress billed) materials on the contract were subsequently used to satisfy other existing and new contracts at full value, although the unliquidated progress payments for the original contract have yet to be refunded.  Optex Systems, Inc. (Texas) settled the contract overpayment with the customer in fiscal year 2009.Accrued operating expenses include additional operating costs for estimated costs not yet invoiced or invoices not vouched into accounts payable as of year-end period close.

Note 8 - Commitments and Contingencies

Leases

As of September 27, 2009 Optex Systems Holdings leased its office and manufacturing facilities under two non-cancellable operating leases expiring November 2009 and February 2010 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.  Optex Systems Holdings concluded negotiations on a new lease on the existing facilities effective as of January 4, 2010 (see subsequent events).  Total expenses under the existing facility lease agreements as of the fiscal year ended September 27, 2009 was $309,693.  Total expenses for manufacturing and office equipment for fiscal year ended 2009 was $2,726.  Total expenses under these facility lease agreements for the fiscal year ended September 28, 2008 was $313,032 and total expenses for manufacturing and office equipment was $21,830.

At September 27, 2009, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space were as follows:

Operating
Leases
Fiscal year
2010	$79,867
2011	16,753
2012	—
2013	—
Thereafter	—
Total minimum lease payments	$96,620

Note 9 - Transactions with a Related Party

Corporate Cost Allocations:   In accordance with government contracting regulations, Irvine Sensors Corporation was required to allocate some portion of its corporate general and administrative expense to its operating subsidiaries, such as Optex Systems Holdings.  Irvine Sensors Corporation elected to use Cost Accounting Standards 403.40, a recognized government contract allocation methodology, to satisfy this requirement in which the proportional contribution of Optex to Irvine Sensors’ total revenues, payroll expense and net book value of tangible assets determined a percentage of corporate general and administrative expense for allocation to Optex Systems Holdings.  The Cost Accounting Standards Board allocation methodology was chosen as the most reasonable method because adequate historical information was not available at the time to allow for the use of alternative allocation methodologies.

The estimated total General and Administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand alone basis during the 2008 fiscal year are:

Year- Ended
September 28, 2008

Accounting & Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp & General Insurance	70,000
Total	$440,000

As a result of the purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs were incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year, and have been reflected in the financial statements.

Due to Parent (Irvine Sensors Corporation):   Due to Parent relates to expenses of Optex Systems, Inc. (Texas) incurred by or shared with Irvine Sensors and pushed down to Optex Systems, Inc. (Texas) through an intercompany payable account, “Due to Parent,” during the fiscal year ended September 28, 2008.  The ending balance as of September 28, 2008 represents the cumulative expenses incurred, net of any cash transfers made to/from Irvine Sensors since inception in January 2006.  Significant amounts charged through this account include Irvine Sensors corporate cost allocations, legal expenses, accounting and audit fees, travel expenses, consulting fees, and insurance costs.  As a result of the asset purchase on October 14, 2008 the balance was eliminated and no longer applicable to Optex Systems, Inc. (Texas) during the 2009 fiscal year.

Note 10 - Debt Financing

Related Parties

Note Payable/Timothy Looney -     In January 2007, Irvine Sensors Corporation amended its earn-out agreement with Timothy Looney in consideration for Mr. Looney providing Optex Systems, Inc. (Texas) with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 27, 2009 or sixty days after retirement of Irvine Sensors Corporation’s senior debt. Aggregate advances of $2 million were provided to Optex Systems, Inc. (Texas) in January 2007 pursuant to the secured subordinated term note, and the advances and accrued interest were outstanding at September 28, 2008.  This Note was secured by the assets of Optex Systems, Inc. (Texas), but was subordinated to the liens of Alpha and Longview that were secured by the assets of Irvine Sensors Corporation, including Optex Systems, Inc. (Texas), its wholly-owned subsidiary.  Following the public sale of the assets of Optex Systems, Inc. (Texas) to Optex Systems, Inc. (Delaware) on October 14, 2008, the entire $2,000,000 Note Payable with accrued interest of $345,648 remained a liability of Optex Systems, Inc. (Texas) and as such in not included in the Optex Systems Holdings, Inc.  fiscal 2009 financial statements.

Short Term Note Payable/Longview Fund -   On September 23, 2008, Optex Systems, Inc. (Delaware) borrowed $146,709 from Longview and issued a promissory note dated September 23, 2008, to Longview in connection therewith.   Pursuant to an Allonge No. 1 to the promissory note, dated January 20, 2009, the maturity date was extended until March 31, 2009.  On March 30, 2009 in conjunction with the reorganization and private placement, Longview Fund purchased 3.25 units of the private placement using $146,250 of the outstanding note payable as consideration for the purchase. (See Note 5).  In the year ended 2009, Optex Systems paid $459 against the principle balance recorded interest expenses and paid $7,557 as a result of the interest accrued on the note prior to its conversion to common stock.

Short term note payable (Qioptic) - On November 20, 2008, Optex Systems, Inc. (Delaware) issued a promissory note to Qioptiq Limited in the amount of $117,780. The note originated as a trade payable as of September 28, 2008 in the amount of $227,265, and was paid in full including accrued interest expense of $2,733, as of March 29, 2009.

Note 11  – Intangible Assets and Goodwill

Fiscal year ended September 27, 2009

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities (see Note 4). Optex Systems, Inc. (Delaware) has allocated the consideration for its acquisition of the Purchased Assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

The purchase price was assigned to the acquired interest in the assets and liabilities of Optex Systems Holdings as of October 14, 2008 as follows:

Assets:
Current assets, consisting primarily of inventory of $5,383,929 and accounts receivable of $1,404,434	$7,330,910
Identifiable intangible assets	4,036,789
Purchased Goodwill	7,110,416
Other non-current assets, principally property and equipment	343,898

Total assets	$18,822,013
Liabilities:
Current liabilities, consisting of accounts payable of $1,953,833 and accrued liabilities of $1,868,180	3,822,013

Acquired net assets	$15,000,000

Goodwill was tested for impairment as of September 27, 2009 using a fair value approach and based on the review no impairment was required.

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:
Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted Indefinite Delivery/Indefinite Quantity awards	1,273,222
Total Intangible Asset to be amortized	$4,036,789

The amortization of identifiable intangible assets associated with the Optex Systems Inc. (Texas) acquisition on October 14, 2008 expensed for fiscal year 2009 was $2,071,194.  The expenses split between manufacturing cost of sales and general and administrative cost were $1,666,558 and $404,635, respectively. The identifiable intangible assets and recorded goodwill are amortized over five years for book purposes and is deductible over 15 years for income tax purposes..   As of the year ended September 27, 2009, the total unamortized balance of intangible assets was $1,965,596.  The amortizable intangible assets were tested for impairment as of September 27, 2009 based on undiscounted cash flows and no impairment was required.

Identifiable intangible assets primarily consist of customer and program backlog.  The remaining unamortized balance of intangible assets will be amortized between general and administrative expenses and costs of sales over their remaining respective estimated useful lives as follows:

		2010	2011	2012	2013
Contracted backlog amortized by delivery schedule	COS	$718,290	$126,158	$19,614	$4,762
Contracted backlog amortized by delivery schedule	G&A	64,646	11,354	1,765	427
Program backlog amortized straight line across 5 years	G&A	254,645	254,645	254,645	254,645
Total Amortization by Year		$1,037,581	$392,157	$276,024	$259,834

Fiscal year ended September 28, 2008

On December 30, 2005, Irvine Sensors Corporation entered into an agreement with Optex Systems, Inc. (Texas) pursuant to which Irvine Sensors Corporation purchased 70% of the issued and outstanding common stock of Optex Systems, Inc. (Texas), thereby becoming its majority shareholder.   On December 29, 2006, Irvine Sensors Corporation exercised a buyer option to acquire the remaining 30% ownership interest in Optex Systems, Inc. (Texas).

Optex Systems, Inc. (Texas) allocated the purchase consideration for the purchase to tangible and intangible assets acquired and liabilities assumed based on the valuation determinations made in connection with the initial acquisition of Optex Systems, Inc. (Texas) in December 2005 and the purchase of the remaining minority in December 2006 as shown in the following table, which sets forth the estimated amounts related to the acquisition of all of the issued and outstanding stock of Optex Systems, Inc. (Texas) by Irvine Sensors Corporation.  The excess of the purchase price over such values is presented as goodwill in the accompanying balance sheet for the fiscal year ended September 28, 2008.

Assets:
Current assets, consisting primarily of inventory of $5,734,500 and accounts receivable of $2,191,800		$8,070,300
Identifiable intangible assets		3,180,000
Other non-current assets, principally property and equipment		455,100
Total assets		11,705,400

Liabilities:
Current liabilities, consisting of accounts payable of $1,638,600, tax liabilities of $112,800 and accrued liabilities of $682,100		2,433,481
Acquired net assets		9,271,919
Purchase price
Total consideration to seller	$19,865,400
Direct acquisition costs	1,040,000
		20,905,400
Excess purchase price reported as goodwill		$11,633,481

Goodwill related to the Irvine Sensors Corporation acquisition of Optex Systems, Inc. (Texas) was reviewed as of September 28, 2008 and it was determined that an impairment charge of $1,586,416 was required. The fair values assigned to the assets of Optex Systems, Inc. (Texas) and the goodwill was based upon the most recent value of Optex Systems, Inc. (Texas) as determined by the asset sale via public auction to third party purchasers on October 14, 2008.

Identifiable intangible assets as of September 28, 2008 included non-competition agreements and customer backlog, and were amortized over their respective estimated useful lives as follows:

	Useful Life in Years	Acquired Fair Value

Non-competition agreement	2	$80,000
Contractual backlog	2	$1,570,000
Program backlog	8	$1,530,000

The amortization of identifiable intangible assets associated with the Optex Systems, Inc. (Texas) acquisition in fiscal 2008 was $596,367. The identifiable intangible assets and recorded goodwill are deductible over 15 years for income tax purposes. As of the year ended September 28, 2008, the total unamortized balance of intangible assets was $1,100,140.

The September 28, 2008 unamortized balance of intangible assets was estimated to be amortized as follows:

Year	Annual Amortization
2009	266,365
2010	204,490
2011	204,490
2012	204,490
2013	186,837
2014	33,468
Total	$1,100,140

Note 12-Stock Based Compensation

On March 26, 2009, the Board of Directors adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings.

Options granted under the 2009 Stock Option Plan vest as determined by the Board of Directors of Optex Systems Holdings or committee set up to act as a compensation committee of the Board of Directors and terminate after the earliest of the following events: (i) expiration of the option as provided in the option agreement, (ii) 90 days following the date of termination of the employee, or (iii) ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. Optex Systems Holdings recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock is determined by the Board of Directors or compensation committee (when one is established), provided that with respect to incentive stock options, the option price per share will in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings’ stock, will have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 were granted to an officer of Optex Systems Holdings which vest as follows: 34% after the first year, and 33% each after the second and third years.  These options carry a grant expiration date of seven years after issuance.  On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including 250,000 shares to one officer.  These stock options vest 25% per year after each year of employment and carry a grant expiration date of seven years after issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 1,174,786 of the 1,267,000 shares will vest as of the end of the contract term.  As of September 27, 2009 none of the stock options had vested and 14,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $39,528 for the fiscal year ended September 27, 2009.  There were no stock options or shares granted or outstanding prior to September 28, 2008, therefore no compensation expense was recorded in fiscal 2008.  The impact of this expense was immaterial to the basic and diluted net loss per share for the fiscal year ended  September 27, 2009.   A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the year ended September 27, 2009 estimated deferred tax assets related to option compensation costs were $13,440 and have been recorded for the tax effect of the financial statement expense. There was no tax effect of the income tax deduction in excess of the financial statement expense for 2009 related to these stock options.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black - Sholes - Merton option pricing model.  The fair value of the underlying shares was determined based on the opening price of Optex Systems  Holdings’ publicly-traded shares as of September 28, 2009.   Further, the expected volatility was calculated using the historical volatility of a diversified index of companies in the defense, homeland security, and space industry in accordance with FASB ASC 718-10-S99-1 (Prior authoritative literature:  Question 6 of SAB Topic 14.D.1).  In making this determination and trying to find another comparable company, Optex Systems Holdings considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of Optex Systems Holdings, similar companies with sufficient historical data were not available.  Optex Systems Holdings utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as Optex Systems Holdings.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option grant.  Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that Optex Systems Holdings does not presently have any intention of paying cash dividends on its common stock. The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Year ended
September 27, 2009

Expected dividend yield	0%
Expected stock price volatility	23.6%
Risk-free interest rate (1)	2.8%-4.07%
Expected life of options	4.5 to 7 Years

(1)	2.8% for grant expected life less than 7 years
(2)	4.07% for grant expected life of 7 years.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 09/27/09	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	313,250	05/13/2016	05/14/2010
05/14/09	316,750	0.15	313,250	05/13/2016	05/14/2011
05/14/09	316,750	0.15	313,250	05/13/2016	05/14/2012
05/14/09	316,750	0.15	313,250	05/13/2016	05/14/2013
Total	2,681,649		2,667,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average		Aggregate
Subject to Exercise	Options	Price	Life (Years)		Value

Outstanding as of September 28, 2008	—	$—	—		—
Granted – 2009	2,681,649	$0.21	5.14	.	$563,146
Forfeited – 2009	(14,000)	$0.21	5.14		(2,940)
Exercised – 2009	—	$—	—		—
Outstanding as of September 27, 2009	2,667,649	$0.21	5.14		$560,206

Exercisable as of September 27, 2009	0	$—	—		$—

The weighted-average grant date fair value of options granted during the year ended September 27, 2009 was $0.14.  The total intrinsic value of options exercised during the year ended September 27, 2009 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan (See Note 9):

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2009	—	$
Non-vested granted — year ended September 27, 2009	2,681,649		$0.14
Vested — year ended September 27, 2009	—		$0.00
Forfeited — year ended September 27, 2009	(14,000)	$
Non-vested as of September 29, 2009	2,667,649		$0.14

As of September 27, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $320,973.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the year ended September 27, 2009 was $0.0.

Total stock-based compensation expense of Optex Systems, Inc. (Texas) (Predecessor) associated with Irvine Sensors Corporation stock grants during fiscal years 2009 and 2008 was ($4,812) and $378,716, respectively.   These amounts were pushed down by Irvine Sensors Corporation and charged to general and administrative expense for 2009 and 2008.

For the fiscal year ended September 27, 2009, Optex Systems issued 480,000 shares of common stock at a market value of $0.30 per share for a total $144,000 and paid $150,000 cash to a vendor in support of an investor relations agreement executed on June 29, 2009. Pursuant to the agreement, the shares are earned over the life of the contract at the rate of 40,000 shares per month through June 2010.  During 2009, Optex Systems expensed $36,000 for shares earned and the unamortized balance of shares issued against the contract is $108,000 to be expensed in fiscal year 2010.

There were no stock options issued to Optex Systems, Inc. (Texas) employees or equity instruments issued to consultants and vendors in fiscal 2008.

Note 13  –  Stockholders Equity

Common stock:

Optex Systems, Inc. (Texas) was authorized to issue 100,000 shares of no par common stock.  At September 28, 2008 there were 18,870 shares issued and 10,000 shares outstanding.

The common stock, treasury stock and additional paid in capital accounts have been presented to reflect the ownership structure of Optex Systems, Inc. (Texas) as it existed prior to the acquisition by Irvine Sensors Corporation, since Optex Systems, Inc. (Texas) is presenting its financial statements as a separate, stand-alone entity.

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware), in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd. both owned Optex Systems, Inc. (Delaware) until February 20, 2009, when Longview sold 100% of its equity interests in Optex Systems, Inc. (Delaware) to Sileas Corp., as discussed below.

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware). As of the date of this transaction, Sileas is the majority owner of Optex Systems Holdings.

Stock Split

On March 26, 2009, Optex Systems, Inc. (Delaware)’s Board of Directors reconfirmed a 1.7:1 forward split of its common stock to holders of record as of February 23, 2009.  Accordingly, as a result of the forward split, the 45,081,350 shares of common stock held by Sileas were split into 76,638,295  shares, and the 4,918,650 shares of common stock held by Arland Holdings, Ltd. were split into 8,361,705  shares.

As of March 30, 2009, Optex Systems, Inc. (Delaware) was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 85,000,000 shares were issued and outstanding as follows:

Sileas Corporation	76,638,295
Arland Holdings, Ltd.	8,361,705
Total Outstanding	85,000,000

Reorganization & Private Placement:

On March 29, 2009, as a result of the reorganization agreement and private placement, the 85,000,000 outstanding shares of Optex Systems, Inc. (Delaware) as of March 30, 2009 were exchanged for 113,333,282 shares of Optex Systems Holdings (formerly Sustut Exploration, Inc.). An additional 8,131,667 shares were issued in connection with the private placement closed prior to the reorganization.

On June 29, 2009, 750,000 common shares were sold to in a private transaction for gross proceeds of $150,000.

Each share of stock entitles the holder to one vote on matters brought to a vote of the shareholders.

Optex Systems Holdings granted an officer at the consummation of the reorganization, options to purchase 1,414,649 shares with an exercise price of $0.15 per share. The options vest 34% one year following the date of grant, and 33% on each of the second and third anniversaries following the date of grant. See Note 12 - Stock Based Compensation.

Series A preferred stock

On March 24, 2009, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. This Certificate of Designation was approved by Optex Systems  Holdings’ Board of Directors and Shareholders at a Board Meeting and Shareholders Meeting held on February 25, 2009. The Certificate of Designation sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,000; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share.

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an ”as-converted” basis.

On March 27, 2009, Sileas and Alpha exchanged their promissory notes in the total amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A preferred stock. On March 30, 2009, shares of Optex Systems, Inc. Series A preferred stock was exchanged on a 1:1 basis for Series A preferred stock of Optex Systems Holdings.  As of the year ended September 27, 2009 Optex Systems has recorded $186,246 of dividends payable on Series A preferred shares.

Cancellation of Common Stock

On June 29, 2009 Optex cancelled an investor relations agreement resulting in the return of 700,000 shares of common stock previously issued by Sustut prior to the reverse Merger on March 30, 2009.  The shares were valued at $105,000, returned to Optex System Holdings, Inc., and then cancelled. (see also Note 12 on new investor relations shares issued).

Note 14 - Income Taxes

The income tax provision as of September 27, 2009 includes the following:

2009
Current income tax expense:
Federal	$426,514
State	—
426,514
Deferred income tax provision (benefit):
Federal	(711,177)
State	—
Change in valuation allowance	—
(711,177)

Provision for (Benefit from) income taxes, net	$(284,663)

The income tax provision for Optex Systems as of September 27, 2009 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2009	%

Tax benefit at statutory federal rate	$(127,211)	34%
Nondeductible expenses	(157,452)	42%
	$(284,663)	76%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

2009

Stock Options	$13,440
Inventory Reserve	(40,427)
Unicap	54,494
Contract Loss Reserve	178,900
Fixed assets	(58,476)
Intangible Asset Amortization	612,707
Other	(49,461)

Subtotal	$711,177
Valuation allowance	—
Net deferred asset (liability)	$711,177

Optex Systems Holdings has no loss carryforwards available as of October 15, 2008.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation  No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.  109”), Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax year ending in September 27, 2009 is open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

Cash paid for income taxes for the fiscal years ended September 27, 2009 and September 28, 2008 were $488,799, and $0, respectively.

As of September 28, 2008 Optex Systems, Inc. (Texas) had generated net losses for financial accounting purposes in the amount of approximately $4,831,952.  During this period Optex Systems, Inc. (Texas) was a member of a consolidated entity for tax reporting purposes. As such, any losses that would have qualified as net operating losses for federal income tax purposes as potential deductions were available to the consolidated entity. Such losses may have been utilized by the consolidated entity and are not available to Optex Systems, Inc. (Delaware) to offset its future taxable income.  Additionally, since Optex Systems, Inc. (Texas) was acquired in a transaction effected as an asset purchase, Optex Systems, Inc. (Delaware) would only be entitled to tax deductions generated after the date of the acquisition. Accordingly, no deferred tax assets have been recorded in the accompanying financial statements for net operating losses generated by Optex Systems, Inc. (Texas).  There was no provision for income taxes in fiscal 2008.

Note 15 — Subsequent Events

On October 27, 2009, Optex Systems Holdings borrowed $250,000 from Longview pursuant to a promissory note, which originally expired on December 1, 2009, but was extended until July 15, 2010.  The note bears interest at the rate of 10% per annum, and all accrued and unpaid interest will be due upon maturity.  Optex will make a prepayment equal to 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds are at least $900,000, with any remaining unpaid balance due on July 15, 2010.  In exchange for the extension, Optex Systems Holdings granted Longview a warrant to purchase 100,000  shares of restricted common stock with an exercise price of $0.15 per share and a term of three years.

Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.
•	The base rent is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $195,352.00 improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Optex Systems Holdings has evaluated subsequent events for the period September 28, 2009 through January 11, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 27, 2009, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 27, 2009, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 27, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 27, 2009.

This annual report does not include an attestation report of Optex Systems Holdings’ registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Optex Systems Holdings’ registered public accounting firm pursuant to temporary rules of the Commission that permit Optex Systems Holdings to provide only management's report in this quarterly report.

PART III

Item 10  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our officers and directors were appointed on March 30, 2009, the closing date of the reorganization.

The following table sets forth certain information with respect to the directors and executive officers of Optex Systems Holdings:

Name	Age	Position

Stanley A. Hirschman	63	President, Secretary, Treasurer & Director

Merrick D. Okamoto	49	Director

Ronald F. Richards	43	Chairman of the Board

Danny Schoening	45	Chief Operating Officer

Karen L. Hawkins	44	Vice President of Finance and Controller

Stanley A. Hirschman.  Mr. Hirschman served as a Director and President of Optex Systems, Inc. (Delaware) since September 28, 2008 and assumed the same roles on behalf of Optex Systems Holdings on March 30, 2009, in which roles he is committed to providing Optex his management experience and provides direction and oversight of other executive officers and management.

From 1997 to 2009, he was president of CPointe Associates, Inc., a Plano, Texas consulting group, and provided consulting services to small and medium sized companies. From March 2009 to October 2009, in order to meet his responsibilities at Optex, he concluded his active role at CPointe.  Additionally, since February 2009 he has been the majority beneficial owner of Sileas Corp (which has no active business), the majority shareholder of Optex Systems Holdings.

Mr. Hirschman is a director of Datascension and Axion Power International where he serves on the Audit Committee.   Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996.  He has also held executive positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, regularly participates in the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium.  He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Merrick D. Okamoto. Mr. Okamoto has served Optex Systems Holdings as a Director since October 2008. In 2001, Mr. Okamoto co-founded Viking Asset Management, LLC and is the President and a Managing Member. Viking Asset manages the Longview Fund, LP and Longview Fund International, Ltd. Limited, partners in Viking’s family of funds are comprised of institutions, private banks, family offices and high net worth individuals from around the world. Mr. Okamoto has completed financings for hundreds of public and private companies across a broad array of industries and sectors. In 1998, Mr. Okamoto co-founded and was the President of TradePortal.com, Inc. TradePortal.com, Inc. is a software development company and it’s wholly owned subsidiary, TradePortal Securities, Inc., a direct access execution brokerage firm. Mr. Okamoto was instrumental in developing the proprietary Trade Matrix™ software platform. In 2000, TradePortal.com, Inc. sold a minority stake to Thomson Reuters (TRI:NYSE), a US $12 billion revenue company. In 1995, he founded First Stage Capital, Inc. which specializes in investment banking and consulting to public and private companies. From 1983 to 1994, he was employed in the securities industry with Shearson Lehman Brothers, Prudential Securities and Paine Webber. Mr. Okamoto is widely recognized as an advanced trader specializing in short-term trading and has more than 25 years of extensive experience in technical market analysis techniques and has been a frequent speaker at national trading venues. From 1987 to 1990, he created and hosted the television program, The Income Report in Los Angeles . He has also appeared on CNN and The MacNeil-Lehrer Report.

Ronald F. Richards.  Mr. Richards has been a director of Optex Systems Holdings since October 2008.  Since January 2009, Mr. Richards has served Optex Systems Holdings as its Chairman of the Board.  Mr. Richards is the founder and Managing Director of Gray Wolf Partners, LLC, a strategic and financial advisory firm. From February 2007 to October 2008, he served as a Managing Director of Viking Asset Management, LLC where his responsibilities included: (i) sourcing, conducting due diligence, and structuring potential investment opportunities and (ii) working with portfolio companies to enhance shareholder value. He previously served as Chief Financial Officer and Senior Vice President, Business Development of Biopure Corporation, a publicly traded biotechnology company developing oxygen therapeutics and as a Managing Director, Corporate Finance of Wells Fargo Van Kasper. Mr. Richards has over 21 years of experience working with public and private companies in the areas of investment banking, corporate finance, law and accounting. He has structured and executed numerous public offerings and private placements raising a total of more than $660 million. He also co-authored PIPES: A CEO's Guide to Successful Private Placements in Public Equities. Mr. Richards holds JD, MBA and BA degrees from UCLA. He is a member of the State Bar of California and a retired Certified Public Accountant.

Danny Schoening. Mr. Schoening joined Optex Systems, Inc. (Texas) in January 2008.  Upon the acquisition of the assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware), Mr. Schoening became the COO of Optex Systems, Inc. (Delaware) (as of September 28, 2008) and he commenced service with  Optex Systems Holdings as its Chief Operating Officer as of the date of the reorganization, March 30, 2009.  He has been instrumental in establishing the systems and infrastructure required to continue Optex System’s rapid growth.  This activity was rewarded with Optex System’s recent ISO9001:2000 Certification.  From February 2004 to January 2008, Danny was the Vice President of Operations for The Finisar Corporation AOC Division for 4 years where he led a team of up to 200 employees  to produce vertical cavity lasers for the data communications industry at production rates of hundreds of thousands of units per week.  Prior to Finisar, Danny was the Director of Operations for multiple divisions of Honeywell International.  Serving the Automotive, Medical, Aerospace, and Consumer Commercial Markets.  During this 17 year period, Danny was recognized with Honeywell’s Lund Award, their highest award for developing employee resources. Danny has a broad experience level in the following technologies: Mechanical Assembly Processes, Micro-Electronic Assembly Processes, Laser Manufacturing, Plastic Molding, Metal Machining, Plating, Thick Film Printing, Surface Mount Technology, Hall Effect Technology and MEMS based Pressure Devices. Danny received a Bachelors of Science in Manufacturing Engineering Technology from the University of Nebraska, an MBA from Southern Methodist University, and holds three united States Patents.

Karen L. Hawkins. Ms. Hawkins has served Optex Systems Holdings as its Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009.  She began her employment with Optex Systems, Inc. (Texas) in April 2007.  Ms. Hawkins is a Certified Public Accountant since 1992 with over 22 years experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience.  Her past history also includes Program Management, Materials Management and Business Development.  She brings over 14 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics – Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March , 2007.  During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions.  Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland.  Karen received her Bachelors of Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986.

Family Relationships

There are no family relationships among the officers and directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a Financial Code of Ethics which has been distributed to all directors, and executive officers, and will be distributed to employees and will be given to new employees at the time of hire. The Financial Code of Ethics contains a number of provisions that apply principally to our CEO, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website (www.optexsys.com) under the section for Governance Docs. We also intend to disclose any amendments or waivers of our Code on our website.

Board and Committee Meetings

We are incorporated under the laws of the State of Delaware. The interests of our stockholders are represented by the board of directors, which oversees our business and management. This solicitation of proxies is intended to give all stockholders the opportunity to vote for the persons who are to be their representatives, as directors, in our governance.

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 4 meetings (including special meetings) and took action by unanimous written consent 3 times during our fiscal year ended September 27, 2009.

If the board of directors convenes a special meeting, the non-management directors meet in executive session if circumstances warrant.

Board Committees

At this time, the board of directors currently does not have any active committees.

Board nominations

Stockholders wishing to bring a nomination for a director candidate before a stockholders meeting must give written notice to our Corporate Secretary, either by personal delivery or by United States mail, postage prepaid. The stockholder’s notice must be received by the Corporate Secretary not later than (a) with respect to an Annual Meeting of Stockholders, 90 days prior to the anniversary date of the immediately preceding annual meeting, and (b) with respect to a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of the meeting is first given to stockholders. The stockholder’s notice must set forth all information relating to each person whom the stockholder proposes to nominate that is required to be disclosed under applicable rules and regulations of the SEC, including the written consent of the person proposed to be nominated to being named in the proxy statement as a nominee and to serving as a director if elected. The stockholder’s notice must also set forth as to the stockholder making the nomination (i) the name and address of the stockholder, (ii) the number of shares held by the stockholder, (iii) a representation that the stockholder is a holder of record of stock of the Optex Systems Holdings, entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person named in the notice, and (iv) a description of all arrangements or understandings between the stockholder and each nominee.

Stockholder Communications with the Board of Directors

Stockholders may communicate directly with the board of directors or any board member by writing to them at Optex Systems Holdings, Inc., 1420 Presidential Drive, Richardson, TX 75081. The outside of the envelope should prominently indicate that the correspondence is intended for the board of directors or for a specific director. The secretary will forward all such written communications to the director to whom it is addressed or, if no director is specified, to the entire board of directors.

Director Attendance at Annual Meetings of Stockholders

We encourage our directors to attend annual meetings, although such attendance is not required.

Director Compensation

See table below under “Executive Compensation – Director Compensation.”

Item 11  Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by Optex Systems Holdings’ principal executive officer, principal financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods. These officers are referred to herein as the “named executive officers.” Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	All Other Compensation ($)	Total ($)

Stan Hirschman, President (7)	2009	(5)	—	—	—	—	25,000	25,000
Danny Schoening, Chief Operating Officer (7)	2009		$182,932	$11,000	$—	$10,588	$	$204,520
	2008	(1,2)	122,646	10,300	7,500	—	—	140,446
Karen Hawkins, VP Finance / Controller (7)	2009		133,647	7,271	—	5,516	—	146,434
	2008		132,473	300	—	—	—	132,773
	2007	(1)	56,900	300	—	—	—	57,200
Andrey Oks, CEO, CFO, Secretary, Treasurer and Director	2008	(3)	—	—	10,000	—	—	10,000
Terry Hughes, CEO	2007	(4)	—	—	—	—	42,000	42,000

1
The compensation depicted is not reflective of a full year’s compensation as Danny Schoening did not begin employment until the second quarter of fiscal year 2008 and Karen Hawkins did not begin employment until the third quarter of fiscal year 2007.  For Mr. Schoening and Ms. Hawkins, information is for service as an officer of Optex Texas and Optex Delaware  Given the fact that there has not been a change in fiscal year but rather adoption of the fiscal year of the accounting acquirer, there has been no adjustment made to treat the period since the change in fiscal year as a stub period, and all numbers presented are for complete fiscal years.

2	Stock awards include issues of 10,000 common shares of Irvine Sensors Common Stock on January 16, 2008 at the then current market share price of $0.75 per share.
3
Mr. Oks was appointed as an officer of Sustut as of September 15, 2008 and resigned as of March 29, 2009.  Mr. Oks was given 10,000,000 shares of restricted stock as compensation for services which was forfeited to Sustut on the date of his resignation.

4
Mr. Hughes served as an officer of Sustut and resigned on September 12, 2008 and forfeited the 9,902,624 shares of Common Stock in Optex Systems Holdings he owned at that time.  He received no other compensation during 2008.  In 2007 Mr Hughes received $42,500 in compensation, the nature of which is unspecified.

5	Stanley Hirschman includes Director’s Fees paid in 2009. He received no other compensation.
6
The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of  compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2009, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions.  For the assumptions relating to these valuations, see note 12 to our fiscal 2009 audited financial statements. Andrey Oks & Terry Hughes were executives of Sustut Exploration, Inc. during the years 2007 and 2008, prior to the reverse merger on March 30, 2009.  Concurrent with the reverser merger and name change to Optex Systems Holdings, Inc on March 30, 2009 Optex Systems Holdings adopted the fiscal year end of the accounting acquirer and changed the period end from December 31 to a fiscal year end of September.  There were no earnings of either of these individuals subsequent to the reverse merger and adoption of the accounting acquirers fiscal period.  All compensation expense shown for these individuals prior to the March 30, 2009 reorganization are depicted in calendar years ending December 31, 2008 and December 31, 2007.

7
Danny Schoening, Karen Hawkins and Stanley Hirschman were all executives of Optex Systems Holdings subsequent to the March 30, reorganization.  Prior to the reorganization Danny Schoening and Karen Hawkins were executives of Optex Systems, Inc (Texas) and Optex Systems, Inc (Delaware) and Stanley Hirschman became an executive of Optex Systems, Inc (Delaware) in September 2008.  Both Optex Systems, Inc. (Texas) and Optex Systems, Inc (Delaware) had previously been operating under an October through September fiscal year end and as such, compensation for these individuals is depicted in fiscal years beginning in October and ending in September for each of the years 2007 through 2009.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to each grant of a plan based award made to our named executive officers during the fiscal year ended September 27, 2009.    There were no options granted to any of the named executive officers during the fiscal year ended September 28, 2008.

Fiscal Year 2009 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: No of Securities Underlying Options	Equity Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)

Danny Schoening (1)	3/30/2009	1,414,649	$0.15	$63,705
Karen Hawkins (2)	5/14/2009	250,000	$0.15	$63,910

(1)
On March 29, 2009 Danny Schoening was awarded 1,414,649 options pursuant to his employment agreement  with vesting rights over three years on the anniversary date of the grant at 34%, 33% and 33% for each respective year.  The options expire on March 28, 2016

(2)
On May 14, 2009 Karen Hawkins was awarded 250,000 options pursuant to the equity compensation plan detailed below.  The options vest over four years on the anniversary date at 25% per year respectively and expire on May 13, 2016.

(3)
Amounts represent the total grand date fair value of stock options granted in fiscal year 2009 under FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R).  The assumptions used by us with respect to the valuation of options are set forth in Note 12 to our fiscal 2009 audited financial statements.

Employment Agreement

Optex Systems Holdings entered into an employment agreement with Danny Schoening dated December 1, 2008.  The term of the agreement commenced as of December 1, 2008 and shall continue through June 1, 2010. Thereafter, the term of the agreement shall be automatically extended for successive 18 month periods, unless Optex Systems Holdings shall provide a written notice of termination at least ninety (90) days, or the Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, Optex Systems Holdings shall pay to Schoening a base salary at the annual rate of $190,000.  Schoening was paid a one time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,414,649 options to purchase common stock of Optex Systems Holdings at an exercise price of $0.15 per share at the time of the closing of the reorganization.

On each renewal date of the commencement of employment, Schoening’s base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine. During the term of the agreement, Schoening shall be entitled to receive bonuses of up to 30% of his base salary per year at the discretion of Optex Systems  Holdings’ Board of Directors pursuant to performance objectives to be determined by the Board of Directors.  Any bonuses shall be payable in cash and shall be paid within ninety (90) days of any year anniversary of the date of the agreement. Upon closing of the reorganization, Optex Systems Holdings granted Schoening stock options equal to 1% of the issued and outstanding shares of Optex Systems Holdings immediately after giving effect to the reorganization, with 34% of the options vesting on March 30, 2010, and 33% of the options vesting on each of March 31, 2011 and March 31, 2012.

The employment agreement events of termination thereof:  (i) death of  Mr. Schoening; (ii) termination by Optex Systems Holdings for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by Optex Systems Holdings and (iv) termination by Mr. Schoening for good reason (including breach by Optex Systems Holdings of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of Optex Systems Holdings or its successor changing ownership or a sale of all or substantially all of Optex Systems  Holdings’ assets, without the surviving entity assuming the obligations under the agreement).  For a termination by Optex Systems Holdings for cause or upon death of Mr. Schoening, then  Mr. Schoening shall be paid salary and bonus earned through the date of termination.  For a termination by Optex Systems Holdings without cause or by Mr. Schoening with good reason, then Mr. Schoening shall also be paid six months base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting.  The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof, and contains standard clauses for termination and the like.

Optex Systems Holdings does not have any other employment agreements with its executive officers and directors.

Equity Compensation Plan Information

Optex Systems Holdings currently has an option compensation plan covering the issuance of options for the purchase of up to 6,000,000 shares.  The purpose of the Plan is to assist Optex Systems Holdings in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of Optex Systems Holdings and its subsidiaries, and directors and consultants of Optex Systems Holdings and its subsidiaries, to achieve long-term corporate objectives.  There are 6,000,000 shares of common stock reserved for issuance under this Plan.  As of September 27, 2009, Optex Systems Holdings had issued 2,681,649 share options under this Plan of which zero shares had vested as of September 27, 2009.

Outstanding Equity Awards as of September 27, 2009

	Option Awards
	Non-Plan		Equity Incentive Plan Awards
	Number of shares underlying unexercised options
Name	# Exercisable	# Unexercisable	Unearned	Exercise Price	Expiration Date	Footnotes

Danny Schoening	—	1,414,649	1,414,649	0.15	3/29/2016	(1)

Karen Hawkins	—	250,000	250,000	0.15	5/13/2016	(2)

(1)
Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger.  Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years.  As of September 27, 2009 non of the options had vested.

(2)
Options granted on May 14, 2009 pursuant to employee stock option compensation plan.  Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years.  As of September 27, 2009 non of the options had vested.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 27, 2009.

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team, although our employment agreements with certain members of management do call for immediate vesting of options upon a 50% change in control.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 27, 2009.

		Fees Earned or			Non-Equity	Nonqualified
		Paid in	Stock	Option	Incentive Plan	Deferred	All Other
		Cash	Awards	Awards	Compensation	Compensation	Compensation
Name		($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Ronald Richards	(1)	$ 100,000	—	—	—	—	—	$ 100,000
Stanley Hirschman	(2)	25,000	—	—	—	—	—	25,000
Merrick Okamoto	(3)	—	—	—	—	—	—	—

(1)
Director Fees paid monthly from December 2008 through September 2009.  Ronald Richards is paid $2,500 monthly as an Independent Director, $2,500 monthly for serving as Chairman of the Audit Committee, and $5,000 monthly for serving as Chairman of the Board of Directors.

(2)	Director Fees paid monthly from December 2008 through September 2009. Stanley Hirschman is paid $2,500 monthly as a Director.
(3)	Merrick Okamoto serves as a non-independent director and does not earn directors fees.

The members of our board of directors are actively involved in various aspects of our business ranging from relatively narrow board oversight functions to providing hands-on guidance to our executives and scientific staff with respect to matters within their personal experience and expertise. We believe that the active involvement of all directors in our principal business and policy decisions increases our board of directors’ understanding of our needs and improves the overall quality of our management decisions. In recognition of the substantial time and personal effort that we require from our directors, we have adopted director compensation policies that provide for higher director compensation than is typically found in companies at our early stage of development.

All of our directors are compensated separately for service as members of our board of directors. Each of our nonmanagement directors received the following components of compensation for the period September 28, 2008 through September 27, 2009:

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 27, 2009.

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team other than the provision with respect to Mr. Schoening described above. No awards of equity incentives under our 2009 Stock Option Plan provide for immediate vesting upon a change in control. However, our Board of Directors has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards.  A “change in control” is generally defined as (1) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities or (2) the occurrence of a transaction requiring stockholder approval and involving the sale of all or substantially all of our assets or the merger of us with or into another corporation.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On January 4, 2010, we had 139,444,940 shares of common stock, and 1,027 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of January 4, 2010, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of January 4, 2010 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Optex Systems  Holdings’ corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class	Name of Beneficial Owner	Number of Shares	Preferred Conversion (4)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Arland Holdings, Ltd. (1)	11,148,935		11,148,935	5.89%
	Sileas Corporation (2,3)	102,184,347	37,040,000	139,224,347	73.52%

Directors and Officers:	Stanley Hirschman (2)	102,184,347	37,040,000	139,224,347	73.52%
	Danny Schoening (5)	102,184,347	37,040,000	139,224,347	73.52%
	Karen Hawkins	—	—	—	—%
	Ronald Richards	—	—	—	—

	Merrick Okamoto	—	—	—	—

	Andrey Oks (6)	—	—	—	—

	Terry Hughes (7)	—	—	—	—

Directors and officers as a group (3 Individuals)		102,184,347	37,040,000	139,224,347	73.52%

1	Represents shares held by Arland Holdings, Ltd., which is located at 551 5th Avenue, Suite 1601, New York, NY 10176. Arie Rabinowitz has voting control over the shares held by Arland Holdings, Ltd.

2
Represents shares held by Sileas of which Stanley Hirschman, a Director/Officer Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening of those shares.

3
Sileas’ ownership interest in Optex Systems Holdings has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas.  Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC.  Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview.  Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview.  In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview.  Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Optex Systems Holdings’ common stock if they are returned to Longview.  Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they disclaim such beneficial ownership.

4
Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder. Sileas Corporation holds 90% or 926 of the preferred shares which are convertible into 37,040,000 common shares.  Alpha Capital owns the remaining 10% or 101 preferred shares convertible into 4,040,000 common shares, representing less than 2.13% total beneficially ownership.

5
Represents shares held by Sileas of which Mr. Schoening, an Officer of Optex Systems Holdings, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.

6
Andrey Oks did not own any shares subsequent to the reverse merger.  Andrey Oks was given 10,000,000 shares of restricted stock as compensation for services in 2008 as an executive officer , which he forfeited on the date of his resignation on March 29, 2009.

7	Terry Hughes served as an officer of Sustut and resigned on September 12, 2008 at which time he forfeited 9,902,624 shares of common shares he owned at the time.

Item 13  Certain Relationships and Related Transactions, and Director Independence

Relationship between Optex Systems, Inc. (Texas), Irvine Sensors Corporation and Longview and Alpha

Longview and Alpha were owed certain debt by Irvine Sensors Corporation including debt evidenced by (i) a December 29, 2006 Term Loan and Security Agreement executed by Irvine Sensors Corporation  and Longview and Alpha, and (ii) a series of secured promissory notes purchased by them and issued to them on December 29, 2006, July 19, 2007 and November 28, 2007.  As of August 24, 2008, the total amount due under all of the described notes was approximately $18.4 million.  Optex Systems, Inc. (Texas), which was and is a wholly owned subsidiary of Irvine Sensors Corporation, was a guarantor of all of those notes, and pursuant to related security agreements Longview and Alpha had a validly perfected, fully enforceable security interest in all personal property of Optex Systems, Inc. (Texas).  On September 19, 2008, pursuant to an Assignment and Stock/Note Issuance Agreement, Alpha and Longview transferred and assigned to Optex Systems, Inc. (Delaware) $15 million of their respective interests and rights in the aforesaid notes and obligations to Optex Systems, Inc. (Delaware) in exchange for 100% of the issued and outstanding stock of Optex Systems, Inc. (Delaware).

Acquisition of Assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware) on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) purchased all of the assets of Optex Systems, Inc. (Texas) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities.  The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware) in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware).  Longview and Alpha owned Optex Systems, Inc. (Delaware) until February 20, 2009, when Longview sold 100% of its interests in Optex Systems, Inc. (Delaware) to Sileas, as discussed below.  In referring to these transactions, Optex Systems, Inc. (Delaware) is considered to be the successor entity to Optex Systems, Inc. (Texas), the predecessor entity.

Secured Promissory Notes and Common Shares Issued in connection with Purchase by Optex Systems, Inc. (Delaware)

In connection with the public sale of the Optex Systems, Inc. (Texas) assets to Optex Systems, Inc. (Delaware), Optex Systems, Inc. (Delaware) delivered to each of Longview and Alpha a Secured Promissory Note due September 19, 2011 in the principal amounts of $5,409,762 and $540,976, respectively.  Each Note bears simple interest at the rate of 6% per annum, and the interest rate upon an event of default increases to 8% per annum.  After 180 days from the Issue Date, the principal amount of the Notes and accrued and unpaid interest thereon may be converted into Optex Systems, Inc. (Delaware) common stock at a conversion price of $1.80 per share     (pre-split and pre-reorganization price).  The Notes may be redeemed prior to maturity at a price of 120% of the then outstanding principal amount plus all accrued and unpaid interest thereon.  The obligations of Optex Systems, Inc. (Delaware) under the Notes are secured by a lien of all of the assets of Optex Systems, Inc. (Delaware) in favor of Longview and Alpha.  In addition, Optex Systems, Inc. (Delaware) issued common stock to each of Longview and Alpha in the quantities of 45,081,350 and 4,918,650, respectively.  On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holding, Ltd. On February 20, 2009, Longview sold its Note to Sileas (see below).

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware), in a private transaction (the “Acquisition”). The primary reason for the Acquisition was to eliminate shareholder control of Optex Systems Holdings by Longview and to limit any perception of control over the day-to-day operations of Optex Systems Holdings, whether or not such control actually existed.  While Longview makes investments in a variety of companies, it strives to invest passively and leave the day-to-day operations of the companies in its investment portfolio to the management teams of those companies.  In addition, the Acquisition allowed Optex Systems Holdings to avoid potential conflicts of interest or other related business issues that might have adversely affected Optex Systems  Holdings’ operations as a result of Longview’s investments in other companies.

The purchase price for the Acquisition was $13,524,405.  Sileas issued a purchase money note to Longview for the full amount of the purchase price in exchange for 45,081,350 shares of common stock issued by Optex Systems Holdings (representing 90% of the outstanding shares) and transfer of a note dated December 2, 2008, issued by Optex Systems Holdings to Longview in the principal amount of $5,409,762. No contingent consideration is due the seller in the transaction.  The obligations of Sileas under the Note are secured by a security interest in Optex Systems  Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.  On March 27, 2009, Sileas and Alpha exchanged the $6,000,000 aggregate principal amount of notes, plus accrued and unpaid interest thereon, for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Sileas has no operations or business activities other than holding the Purchased Assets and has no revenues.  The management of Sileas believes that the value of its common stock and preferred stock holdings in Optex Systems Holdings will increase over time.  Sileas plans to  repay Longview, no later than the maturity date, through some combination of a recapitalization of Sileas equity and debt and partial or full liquidation of its interests in Optex Systems Holdings.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, the new majority owner of Optex Systems, Inc. (Delaware), executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405.  The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum.   In the event that a Major Transaction occurs prior to the maturity date resulting in the Borrower receiving Net Consideration with a fair market value in excess of the principal and interest due under the terms of this Secured Note, then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the consideration.  “Major Transaction” refers to a transaction whereby Optex Systems, Inc. (Delaware) would consolidate or merge into or sell or convey all or substantially all of its assets to a third party entity for more than nominal consideration, and “Net Consideration” refers to the fair market value of the consideration received in connection with a Major Transaction less all outstanding liabilities of Optex Systems, Inc. (Delaware).

Reorganization/Share Exchange

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of Optex Systems Holdings as follows:   (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement, which also occurred on March 30, 2009, were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock.  The per share price in the private placement was $0.15 per share of common stock, and the closing date was March 30, 2009.  Optex Systems, Inc. (Delaware) remains a wholly-owned subsidiary of Optex Systems Holdings.

At the time of the reorganization, 25,000,000 shares owned by Andrey Oks, the former CEO of Optex Systems Holdings, were cancelled.  Immediately prior to the closing, 17,449,991 shares of Optex Systems Holdings common stock were outstanding. The 17,449,991 shares derives from the 17,999,995 shares outstanding as of December 31, 2008 plus the 26,999,996 shares issued in conjunct with the 2.5:1 forward stock split authorized by the Sustut Board and shareholders and effected on February 27, 2009 less retirement of Andrey Oks’ 25,000,000 shares and cancellation of 3,800,000 shares previously issued to Newbridge Securities Corporation,  shares plus issuance of 1,250,000 shares in payment for two investor relations agreements. The total outstanding common shares of Optex Systems Holdings subsequent to the closing of the reorganization is as follows:

Existing Sustut Shareholders	17,449,991

Optex Systems, Inc. (Delaware) shares exchanged	113,333,282
Optex Systems, Inc. (Delaware) Private Placement shares exchanged	8,131,667

Total Shares after reorganization	138,914,940

Cancellation of shares - American Capital Ventures	(700,000)
Private placement - June 29, 2009	750,000
Issuance of shares as consideration - ZA Consulting	480,000

Shares Outstanding on September 27, 2009	139,444,940

Short Term Note Payable/Longview Fund -   On September 23, 2008 Optex Systems, Inc. (Texas) borrowed $146,709 from Longview and issued a promissory note dated September 23, 2008, to Longview in connection therewith.  The September 23, 2008 Note bears interest at the rate of 10% per annum with interest accruing until the maturity date of the September 23, 2008 Note, which was originally set as November 7, 2008.  On March 30, 2009 in conjunction with the reorganization and Private Placement, Longview purchased 3.25 units of the Private Placement using $146,250 of the amount due under the Note as consideration for the purchase.  The outstanding balance related to the original note issue of $459 plus $11,101 of accrued interest was paid in September 2009.

Transactions with Executive Management

See the “Executive Compensation” section for a discussion of the material elements of compensation awarded to, earned by or paid to our named executive officers. Other than as stated in the “Executive Compensation” section, we have not entered into any transactions with executive management.

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for services rendered by EFP Rotenberg as successor by merger, effective October 1, 2009, of the registered public accounting firm Rotenberg & Co., LLP during fiscal years ended September 27, 2009 and September 28, 2008, respectively.

Fee Category	EFP Rotenberg 2009 Fees
Audit Fees (1)	$189,000

Audit-Related Fees-registration statement consents (2)	$31,260

Tax Fees	$—

All Other Fees	$0

(1) Audit Fees are fees for professional services performed by EFP Rotenberg LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 27, 2009 and September 28, 2008, respectively.
(2)  Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.
(3) There were no audit fees paid to EFP Rotenberg, LLP during the year ended September 28, 2008.  Audit fees for 2008 were paid by Irvine Sensors Corporation prior to the asset acquisition and apportioned to Optex Systems, Inc. (Delaware) through the intercompany "Due to Parent" account.  Subsequent to the asset acquisition from Irvine Sensors Corporation on October 14, 2008 EFP Rotenberg, LLP was engaged to perform audit procedures on Optex Systems, Inc. (Texas) as a stand-alone entity, and Optex Systems Inc. (Delaware) for 2007, 2008 and 2009 per note 1.

PART IV

Item 15  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc.

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares (3)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	2009 Stock Option Plan (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6*	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (2)

10.7*	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (2)

10.8*	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (2)

10.9*	PO# 40050551 with General Dynamics, dated June 8, 2009 (2)

10.10*	Contract 9726800650 with General Dynamics, dated April 9, 2007 (2)

10.11	Form of Subscription Agreement

10.12*	Single Source Supplier Purchase Orders with TSP Inc. (4)

10.13*	Single Source Supplier Purchase Orders with SWS Trimac (4)

10.14*	Since Source Supplier Purchase Orders with Danaher Controls (4)

10.15*	Single Source Supplier Purchase Orders with Spartech Polycast (4)

14.1	Code of Ethics (1)

16	Letter re: Change in Certifying Accountant (1)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

23.1	Consent of Rotenberg, LLP (2)

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request, and information regarding this confidential treatment request is being separately submitted to the Commission.
(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Amendment No. 2 to Registration Statement on Form S-1 filed on November 12, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Stanley Hirschman
Stanley Hirschman, Principal Executive Officer and Director

Date: January 11, 2010

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer

Date: January 11, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Director	January 11, 2010

/s/ Ronald Richards
Ronald Richards	Director	January 11, 2010