Form 10-Q/A
period 2009-03-29
Optex Systems Holdings Inc
filed 2010-01-12
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

•	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

•	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	333-143215	33-143215
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-644-0722

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2009: 138,914,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)
FORM 10-Q
March 29, 2009

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 29, 2009

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets

	Restated
	Successor	Restated
	March 29, 2009	Predecessor
	(Unaudited)	September 28, 2008

ASSETS

Current Assets
Cash	$1,233,956	$170,183
Accounts Receivable	2,061,699	2,454,235
Net Inventory	6,466,123	4,547,726
Prepaid Expenses	235,896	307,507

Total Current Assets	9,997,674	7,479,651

Property and Equipment
Property Plant and Equipment	1,345,172	1,314,109
Accumulated Depreciation	(1,055,039)	(994,542)

Total Property and Equipment	290,133	319,567

Other Assets
Security Deposits	20,684	20,684
Intangibles	3,001,193	1,100,140
Goodwill	7,110,415	10,047,065

Total Other Assets	10,132,292	11,167,889

Total Assets	$20,420,099	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Balance Sheets – Continued

	Restated	Restated
	Successor	Predecessor
	March 29, 2009
	(Unaudited)	September 28, 2008

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$2,066,815	$1,821,534
Accrued Expenses	963,990	798,974
Accrued Warranties	284,305	227,000
Accrued Contract Losses	806,643	821,885
Loans Payable	-	373,974
Income Tax Payable	350,318	4,425

Total Current Liabilities	4,472,071	4,047,792

Other Liabilities
Note Payable	-	2,000,000
Accrued Interest on Note	-	336,148
Due to Parent	-	4,300,151

Total Other Liabilities	-	6,636,299

Total Liabilities	4,472,071	10,684,091

Stockholders' Equity
Optex Systems Holdings, Inc. Common Stock– (par $0.001, 200,000,000 authorized, 138,914,940 shares issued and outstanding as of March 29, 2009)	138,915
Optex Systems Holdings, Inc. Preferred Stock (.001 par 5,000 authorized, 1027 series A preferred issued i and outstanding)	1
Optex Systems, Inc. (Texas) Common Stock (no par 100,000 authorized, 18,870 shares issued and 10,000 shares outstanding)		164,834
Optex Systems, Inc. (Texas) Treasury Stock (8,870 shares at cost)	-	(1,217,400)
Additional Paid-in-capital	16,229,144	15,246,282
Retained Earnings (Deficit)	(420,032)	(5,910,700)

Total Stockholders' Equity	15,948,028	8,283,016

Total Liabilities and Stockholders' Equity	$20,420,099	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Operations - Restated and Unaudited

	Successor	Predecessor	Successor	Predecessor	Predecessor

	Three Months ended March 29, 2009	Three Months ended March 30, 2008	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008	Six Months ended March 30, 2008

Revenues	$6,708,286	$5,628,115	$13,100,430	$871,938	$10,044,019

Total Cost of Sales	6,151,915	5,026,005	11,717,097	739,868	8,865,499

Gross Margin	556,371	602,110	1,383,333	132,070	1,178,520

General and Administrative
Salaries and Wages	189,167	316,838	326,014	22,028	490,526
Employee Benefits & Taxes	56,570	20,070	154,735	495	99,142
Employee Stock Bonus Plan	-	77,094	4,812	(4,812)	178,861
Amortization of Intangible	101,158	54,123	202,317	-	115,245
Rent, Utilities and Building Maintenance	57,102	32,891	99,942	12,493	91,041
Legal and Accounting Fees	92,493	30,233	168,353	360	97,528
Consulting and Contract Service Fees	55,255	80,106	124,050	10,527	200,545
Travel Expenses	11,704	34,291	25,023	-	87,962
Corporate Allocations	-	508,696	-	-	942,630
Board of Director Fees	37,500	-	50,000	-	-
Other Expenses	104,046	76,294	124,174	16,155	148,092
Total General and Administrative	704,995	1,230,636	1,279,420	57,246	2,451,572

Operating Income (Loss)	(148,624)	(628,526)	103,913	74,824	(1,273,052)

Other Expenses
Other Income and Expense	(647)	-	(1,083)	-	(502)
Interest (Income) Expense - Net	91,904	49,863	174,710	9,492	99,503
Total Other	91,257	49,863	173,627	9,492	99,001

Income (Loss) Before Taxes	(239,881)	(678,389)	(69,714)	65,332	(1,372,053)
Income Taxes (Benefit)	86,664	-	350,318	-	-

Net Income (Loss) After Taxes	$(326,545)	$(678,389)	$(420,032)	$65,332	$(1,372,053)

Basic and diluted loss per share (1)	$(0.00)	$(67.84)	$(0.00)	$6.53	$(137.21)

Weighted Average Common Shares Outstanding	113,614,399	10,000	113,473,841	10,000	10,000

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statements of Cash Flows - Restated and Unaudited

	Successor	Predecessor	Predecessor

	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008	Six months ended March 30, 2008

Cash flows from operating activities:
Net Income (Loss)	$(420,032)	$65,332	$(1,372,053)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,086,403	9,691	429,791
Provision for (use of) allowance for inventory valuation	95,773	27,363	-
Noncash interest expense	159,780	9,500	99,503
(Increase) decrease in accounts receivable	(657,266)	1,049,802	(514,772)
(Increase) decrease in inventory (net of progress billed)	(1,177,967)	(863,566)	1,444,598
(Increase) decrease in other current assets	240,570	18,541	(33,221)
Increase (decrease) in accounts payable and accrued expenses	595,890	(186,051)	(163,053)
Increase (decrease) in accrued warranty costs	57,305	-	-
Increase (decrease) in due to parent	-	1,428	812,435
Increase (decrease) in accrued estimated loss on contracts	62	(15,304)	(374,770)
Increase (decrease) in income taxes payable	350,318	-	-
Total adjustments	750,868	51,404	1,700,511
Net cash (used)/provided by operating activities	330,836	116,736	328,458

Cash flows from investing activities:
Cash Received through Optex Systems, Inc. (Texas) acquisition	253,581	-	-
Purchased of property and equipment	(17,725)	(13,338)	(97,136)
Net cash used in investing activities	235,856	(13,338)	(97,136)

Cash flows from financing activities:
Private Placement net of stock issuance cost	874,529	-	-
Proceeds (to) from Loans Payable	(207,265)	(20,000)	-

Net cash used in financing activities	667,264	(20,000)	-

Net increase (decrease) in cash and cash equivalents	1,233,956	83,398	231,322
Cash and cash equivalents at beginning of period	-	170,183	504,753
Cash and cash equivalents at end of period	$1,233,956	$253,581	$736,075

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statements of Cash Flows - Restated and Unaudited

	Successor	Predecessor	Predecessor

	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008	Six months ended March 30, 2008
Noncash investing and financing activities:

Optex Systems, Inc. (Delaware) (Successor) purchase of Optex Systems, Inc. (Texas) (Predecessor)
Cash received	$253,581	-	-
Accounts Receivable	1,404,434	-	-
Inventory	5,383,929	-	-
Intangibles	4,036,790	-	-
Other Assets	632,864	-	-
Accounts Payable	(1,953,833)	-	-
Other Liabilities	(1,868,180)	-	-
Debt	(6,000,000)	-	-
Goodwill	7,110,415	-	-
Issuance of Stock	$9,000,000	-	-

Conversion of Debt to Series A Preferred Stock
Additonal Paid in Capital (6,000,000 Debt Retirement plus accrued interest of $159,780)	$6,159,780	-	-

Issuance of Common shares in exchange for Investor Relations Services
Additonal Paid in Capital (1,250,000 shares issued at $0.001 par)	$187,500	-	-

Supplemental cash flow information:
Cash paid for interest	$3,817	-	-
Cash paid for taxes	-

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statement of Stockholders' Equity and Comprehensive Income/(Loss) (Restated)

	Common	Series A		Preferred	Treasury Stock	Additional		Total
	Shares Outstanding	Preferred Shares	Common Stock	Series A Stock	Optex Systems, Inc. (Texas)	Paid in Capital	Retained Earnings	Stockholders Equity

Predecessor Entity
Balance at September 28, 2008	10,000		$164,834	$	$(1,217,400)	$15,246,282	$(5,910,700)	$8,283,016

Net Income							65,332	65,332

Balance at October 14, 2008	10,000	-	$164,834	$-	$(1,217,400)	$15,246,282	$(5,845,368)	$8,348,348

Successor Entity
Balance at October 15, 2008	-	-	$-	$-	$-	$-	$-	$-

Issuance of Common Stock (1)	113,333,282	-	113,333	-	-	8,886,667	-	9,000,000

Conversion of 6,000,000 Debt and Interest to Series A Preferred shares	-	1,027	-	1	-	6,159,780	-	6,159,781

Sustut Exploration Reorganization (2)	17,449,991	-	17,450	-	-	170,050	-	187,500

Private Placement Sale of Stock (2)	8,131,667	-	8,132	-	-	1,012,647	-	1,020,779

Net Earnings (Loss) from continuing operations	-	-	-	-	-	-	(420,032)	(420,032)

Balance at March 29, 2009	138,914,940	1,027	$138,915	$1	$-	$16,229,144	$(420,032)	$15,948,028

The accompanying notes are an integral part of these financial statements

(1)After giving affect to the equivalent number of shares issued to existing Optex shareholders due to the reorganization.

(2)Reorganization and private placement transactions which occurred on March 30, 2009.

OPTEX SYSTEMS HOLDINGS, INC.
(formerly known as Sustut Exploration, Inc.)
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc., (formerly known as Sustut Exploration, Inc.), a Delaware corporation, along with Optex Systems, Inc. , a privately held Delaware corporation which is Optex Systems  Holdings’ wholly-owned subsidiary (also known as Successor), entered into a reorganization agreement and Plan of reorganization, pursuant to which Optex Systems, Inc. (Delaware) was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. and Alpha Capital Anstalt formed Optex Systems, Inc. (Delaware), which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation and wholly owned subsidiary of Irvine Sensors Corporation, (also known as Predecessor) in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

In accordance with SFAS 141 “Business Combination” and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business” Optex Systems, Inc. (Delaware)’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business.  EITF 98-3 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. (Delaware) obtained the inputs and processes necessary for normal operations.

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

On February 20, 2009, Sileas Corp., a newly-formed Delaware corporation, owned by present members of the company’s management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Delaware), representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc. (Delaware), in a private transaction (the “Acquisition”).  See Note 4.

Optex Systems, Inc. (Delaware) operated as a privately-held Delaware corporation until March 30, 2009, when as a result of the reorganization agreement (described above and also in Note 5), it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings owning approximately 73.5% of Optex Systems Holdings. Optex Systems Holdings plans to carry on the business of Optex Systems, Inc. (Delaware) as its sole line of business and all of Optex Systems  Holdings’ operations are conducted by and through it’s wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.  The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

The Company’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of March 29, 2009, Optex Systems Holdings operated with 117 full-time equivalent employees.

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

The accompanying financial statements include the results of operations and cash flows of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the Successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction, for the period from October 15, 2008 through March 29, 2009.  The accompanying financial statements include the balance sheet at September 28, 2008 and the results of operations, changes in stockholders’ equity and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.

Although Optex Systems, Inc. (Texas) (predecessor) has been majority owned by various parent companies described in the preceding paragraphs, no accounts of the parent companies or the effects of consolidation with any parent companies have been included in the accompanying financial statements.  The Optex Systems, Inc. (Texas) accounts have been presented on the basis of push down accounting in accordance with Staff Accounting Bulletin No. 54   Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase. SAB 54 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned. Under the push down basis of accounting certain transactions incurred by the parent company, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, items resulting from the Optex Systems, Inc. (Texas) purchase transaction such as goodwill, debt incurred by the parent to acquire the subsidiary and other costs related to the purchase have been     recorded on the financial statements of Optex Systems Holdings.

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

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Optex Systems Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in Optex Systems Holdings’ Forms 8-K and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of Optex Systems Holdings for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. At March 29, 2009, and September 28, 2008 inventory included:

	Successor As of March 29, 2009	Predecessor As of September 28, 2008

Raw Materials	$5,842,090	$5,575,520
Work in Process	4,191,291	4,199,657
Finished Goods	596,301	28,014
Gross Inventory	$10,629,682	$9,803,191
Less:
Unliquidated Progress Payments	(3,366,694)	(4,581,736)
Inventory Reserves	(796,865)	(673,729)
Net Inventory	$6,466,123	$4,547,726

Stock-Based Compensation:  In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

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

Earnings per Share: Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be to be the same, as the impact of potential common shares is anti-dilutive. For the period October 15, 2008 through March 29, 2009, there were zero stock options issued and outstanding that could dilute future earnings. For the period September 29, 2008 through October 14, 2008 and for the six months ended March 29, 2008, there were no stock options that could dilute future earnings.

Note 3 - Recent Accounting Pronouncements

In June 2008, FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share, and we will need to calculate basic earnings per share using the "two-class method." Restricted stock is currently included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ending October 3, 2010. Optex Systems Holdings does not expect adoption of FSP EITF 03-6-1 to have a material effect on Optex Systems  Holdings’ financial statements.

In May 2009, FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ended June 28, 2009. Adoption of SFAS 165 did not have a material effect on Optex Systems Holdings’ financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standard No. 168, " The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted

Accounting Principles - a replacement of FASB Statement No. 162". SFAS 168 replaces Statement 162 and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the interim period ending September 27, 2009. Optex Systems Holdings does not expect adoption of SFAS 168 to have a material effect its financial statements.

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “  Accounting for Income Taxes  ” ..  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements”. FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB No. 157 does not require any new fair value measurements. However, for some entities, the application of FASB No. 157 will change current practice. The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB No. 157 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

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

In March 2007, EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In December 2007,FASB issued SFAS No. 141(R), “Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Optex Systems Holdings is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements.

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

In March 2008, FASB issued SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. Optex Systems Holdings is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the united States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB No. 162 did not have a material impact on Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 ". SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011. Optex Systems Holdings is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

Note 4 — Acquisition of Substantially All of the Assets of Optex Systems, Inc. (Texas)

Acquisition of Assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware) on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware) in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd., owned Optex Systems, Inc. (Delaware) until February 20, 2009, when Longview sold 100% of its equity interests in Optex Systems, Inc. (Delaware) to Sileas, as discussed below.

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

Identifiable intangible assets primarily consist of customer and program backlog and will be amortized between general and administrative expenses and costs of sales according to their respective estimated useful lives as follows:

		2009	2010	2011	2012	2013
Contracted backlog amortized by delivery schedule	COS	$1,666,559	$718,289	$126,158	$19,614	$4,762
Contracted backlog amortized by delivery schedule	G&A	149,990	64,646	11,354	1,765	429
Program backlog amortized straight line across 5 years	G&A	254,645	254,645	254,645	254,645	254,645
Total Amortization by Year		$2,071,194	$1,037,580	$392,157	$276,024	$259,836

The accompanying unaudited pro forma financial information for the consolidated predecessor and successor three and six months ended March 29, 2009 and successor three and six months ended March 30, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for informational purposes only. Such information is based upon the standalone historical results of each entity and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Pro forma revenue and earnings per share information is presented cumulatively in Note 5.

Secured Promissory Note Issued in Connection with Purchase by Optex Systems, Inc. (Delaware) (Successor)

In connection with the public sale of the Optex Systems, Inc. (Texas) (Predecessor) assets to Optex Systems, Inc. (Delaware) (Successor), Optex Systems, Inc. (Delaware) delivered to Longview and Alpha Secured Promissory Notes, due September 19, 2011, in the principal amounts of $5,409,762 and $540,976, respectively. On February 20, 2009, Longview sold its Optex Systems, Inc. (Delaware) promissory note to Sileas, as described below. On March 27, 2009, Sileas and Alpha exchanged their Notes plus accrued and unpaid interest thereon for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware), in the “Acquisition”. As of the date of this transaction, Sileas is the majority owner of Optex Systems Holdings.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings, executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405. The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum. In the event Optex Systems Holdings sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a reorganization into Sileas or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand. In the event that a Major Transaction occurs prior to the maturity date resulting in the Borrower receiving Net Consideration with a fair market value in excess of the principal and interest due under the terms of this Secured Note, (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the Optex Consideration. The obligations of Sileas under the Note are secured by a security interest in Optex Systems  Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

Optex Systems Holdings has not guaranteed the note and Longview is not entitled to pursue Optex Systems Holdings in the event of a default by Sileas. Therefore, there are no actual or potential cash flow commitments from Optex Systems Holdings. In the event of default by Sileas on its obligations under the note, Longview would only be entitled to receive Optex Systems Holdings common and preferred stock held by Sileas.

Note 5 –Reorganization Plan and Private Placement

Reorganization/Share Exchange

On March 30, 2009, the reorganization occurred whereby the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of Optex Systems Holdings as follows: (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Company common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by

Optex Systems Holdings for 1,027 shares of Company Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Company common stock. Following the reorganization, Optex Systems, Inc. (Delaware) remained a wholly-owned subsidiary of Optex Systems Holdings.

Shares outstanding of Optex Systems Holdings just prior to the close consisted of 17,449,991 shares of which 1,250,000 shares were issued on March 27, 2009 as payment for Investor Relations Services, of which 700,000 were surrendered to Optex Systems Holdings upon termination of one of the Investor Relations contracts in June 2009. See Note 11 – “Subsequent Events” for a further discussion of the termination of the relationship with one of Optex Systems Holdings’ investor relations firms and appointment of a replacement service provider.

Private Placement

Prior to the closing of the reorganization agreement, as of March 30, 2009, Optex Systems Holdings accepted subscriptions from accredited investors for a total of 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock, of Optex Systems Holdings and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five years from the initial closing, which were issued by Optex Systems Holdings after the closing referenced above. Gross proceeds to Optex Systems Holdings were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, net proceeds were $874,529. The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.

The following table represents the reorganization and Private Placement transactions which occurred on March 30, 2009 reflected in March 29, 2009 statements due to the election to report as of the accounting acquirers’ period end:

Optex Systems Holdings, Inc.
Balance Sheet Adjusted for Reorganization and Private Placement

	Unaudited Quarter Ended March 29, 2009	Reorganization Adjustments (1)	Private Placement Adjustments	Unaudited Quarter Ended March 29, 2009

Assets
Current Assets	$8,880,436	$187,500	$929,738	$9,997,674
Non-current Assets	10,422,425	-	-	10,422,425

Total Assets	$19,302,861	$187,500	$929,738	$20,420,099

Liabilities
Loans Payable	146,709		(146,250)	459
Other Current Liabilities	4,416,403	-	55,209	4,471,612

Total Liabilities	$4,563,112	$-	$(91,041)	$4,472,071

Equity
Optex Systems Holdings, Inc. – (par $0.001per share, 200,000,000 shares authorized, 138,914,940 shares issued and outstanding as of March 29, 2009)	113,333	17,450	8,132	138,915
Optex Systems Holdings, Inc. preferred stock (par value $0.001 per share, 5,000 shares authorized, 1027 shares of Series A Preferred issued and outstanding)	1			1
Additional Paid in Capital	15,046,446	170,050	1,012,647	16,229,144
Retained Earnings	(420,031)			(420,031)

Total Stockholders Equity	$14,739,749	$187,500	$1,020,779	$15,948,028

Total Liabilities and Stockholders Equity	$19,302,861	$187,500	$929,738	$20,420,099

(1) Sustut Exploration, Inc. Balance Sheet as of the March 30, 2009 reorganization. Other assets include $187,500 in prepaid expenses for investor relation services to be realized over the next 12 months. The services were prepaid by the issue of 1,250,000 Sustut shares issued by Sustut prior to March 30, 2009. The prepaid expense covers April 2009 through April 2010 and will be reflected on the consolidated Statement of Operations for Optex Systems Holdings as expensed. See Note 11 - Subsequent Events. 700,000 of these shares were returned to Optex Systems Holdings subsequent to the quarter end.

The expenses reflected by Optex Systems Holdings on its Statement of Operations for the period from April 1, 2009 through March 31, 2010 will be increased by $46,875 per calendar quarter (as a non-cash expense) as a result of the issuance of the 1,250,000 shares for Investor Relations Services by Sustut and are carried on the Sustut Balance Sheet as a prepaid expense. The same Investor Relations agreements also call for an aggregate cash payment of $8,000 per month which will increase the expense by an additional $24,000 per quarter. Therefore, the total impact of the agreements for Investor Relations Services is $70,875 per quarter (pretax) including both the current cash expense and the amortization of the prepaid expense which is carried on the Condensed Consolidated Balance Sheet of Optex Systems Holdings. See Note 11 - Subsequent Events. 700,000 of these shares were returned to Optex Systems Holdings subsequent to the quarter end.

The accompanying unaudited pro forma financial information for the consolidated successor and predecessor three and six months ended March 29, 2009 and successor three and six months ended March 30, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the three and six months ended March 29, 2009 and March 30, 2008 as if the acquisition of Optex Systems, Inc. (Texas) and reorganization Plan had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Revenues	6,708,286	5,628,115	13,972,368	10,044,019
Net Income (Loss)	(326,545)	(420,161)	(345,200)	(1,036,286)
Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	138,914,940	138,914,940	138,914,940	138,914,940

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

Note 6  Commitments and Contingencies

Leases

Optex Systems Holdings leases its office and manufacturing facilities under two non-cancellable operating leases expiring November 2009 and February 2010 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.  Optex Systems Holdings is in negotiation to enter into new leases for the facilities; however, in the event the negotiations are not successful, Optex Systems Holdings believes it can secure replacement facilities upon similar terms in the surrounding vicinity.  Total expenses under these facility lease agreements for the three and six months ended March 29, 2009 was $56,978 and 170,935 respectively.  Total expenses for manufacturing and office equipment for the three and six months ended March 29, 2009 was $5,598 and $11,195.  At March 29, 2009, the remaining minimum lease payments under non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases
Fiscal Years:
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

As of March 30, 2009, Optex Systems, Inc. (Delaware)’s was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 85,000,000 shares were issued and outstanding as follows:

Sileas Corporation	76,638,295
Arland Holdings, Ltd.	8,361,705
Total Outstanding	85,000,000

Reorganization & Private Placement:

On March 29, 2009, as a result of the reorganization agreement and private placement, the 85,000,000 outstanding shares of Optex Systems, Inc. (Delaware) as of March 30,

2009 were exchanged for 113,333,282 shares of Optex Systems Holdings (formerly Sustut Exploration, Inc.). An additional 8,131,667 shares were issued as a result of the private placement closed prior to the reorganization.

Each share of stock entitles the holder to one vote on matters brought to a vote of the shareholders.

The company granted an officer at the consummation of the reorganization, options: to purchase 1,414,649 shares with exercise price of $0.15 per share. The options vest 34% one year following the date of grant, and 33% on each of the second and third anniversaries following the date of grant. See Note 10 - Stock Based Compensation.

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

Note 9—Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly.  In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.  As of all periods presented, there were no stock options that could dilute future earnings.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six months ended March 29, 2009, and March 30, 2008.

	Successor	Predecessor	Successor	Predecessor	Predecessor

	Three Months ended March 29, 2009	Three Months ended March 30, 2008	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008	Six Months ended March 30 2008

Numerator:
Net loss	$(326,545)	$(678,389)	$(420,032)	$65,332	$(1,372,053)
Denominator:
Weighted average shares	113,614,399	10,000	113,473,841	10,000	10,000
Basic and diluted net loss per share	$(0.00)	$(67.84)	$(0.00)	$6.53	$(137.21)

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

The option price of each share of common stock shall be determined by the Board of Directors or compensation committee (when one is established), provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of

Optex Systems Holdings stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 were granted to an officer of Optex Systems Holdings which vest as follows: 34% after the first year, and 33% each after the second and third years.  These options carry a grant expiration date of seven years after issuance.  As of March 29, 2009 none of the stock options had vested.

Note 11-Subsequent Events

Stock Options Granted:

On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including 250,000 shares to one Optex Systems Holdings officer.  These stock options vest 25%   per year after each year of employment and carry a grant expiration date of seven years after issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipate that only 1,174,786 of the 1,267,000 shares will vest as of the end of the contract term.

Investor Relations:

On June 26, 2009, Optex Systems Holdings terminated its Investor Relations Agreement with American Capital Ventures, Inc., and pursuant to this termination, American Capital Ventures returned 700,000 of the 1,000,000 restricted shares of Optex Systems Holdings common stock it received pursuant to the agreement.

Effective as of June 29, 2009, Optex Systems Holdings entered into a Consulting Agreement with ZA Consulting, Inc. for the provision of consulting services to Optex Systems  Holdings’ management including investor support; broker relations; conducting due diligence meetings with brokers, analysts, institutional money managers and financial media companies; attendance at investor conferences and trade shows; and assistance in the preparation and dissemination of press releases and stockholder communications.  ZA Consulting will also assist Optex Systems Holdings with corporate communications involving brand, product, and corporate awareness.  The term of the Agreement is for one year terminating June 30, 2010.  For services rendered, ZA Consulting was paid $150,000 upon execution of the Agreement and will receive $5,000 per month for the duration of the agreement, and it received 480,000 shares of common stock which vest at the rate of 40,000 shares per month.

The expenses reflected by Optex Systems Holdings on its Statement of Operations for the period from June 29, 2009 through June 27, 2010 will be increased by $36,000 over the next twelve months due to amortization of the prepaid expense of $150,000 and non cash related stock issues as a result of the change in firms.

Private Placement:

On June 29, 2009, 750,000 common shares were sold in a private transaction for gross proceeds of $150,000.

Lease Agreement:

On October 27, 2009, Optex Systems Holdings borrowed $250,000 from Longview pursuant to a promissory note, which originally expired on December 1, 2009, but was extended until July 15, 2010.  The note bears interest at the rate of 10% per annum, and all accrued and unpaid interest will be due upon maturity.  Optex is required to pay down 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds are at least $900,000, with any remaining unpaid balance due on July 15, 2010.  In exchange for the extension, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of restricted common stock with an exercise price of $0.15 per share and a term of three years.

Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.
•	The base rent is as follows: (i) until 7/31/2010, $0.00 per square foot, (ii) from 8/1/2010 – 7/31/2013, $4.70 per square foot and (iii) from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $195,352.00 tenant leasehold improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

The company has evaluated subsequent events for the period March 30, 2009 through January 11, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Note 12-Restatement of September 28, 2008 financial statements

The financial statements have been reissued for the correction of an error to properly reflect the following:

•
Optex Systems Holdings reclassified the asset impairment of goodwill from other expenses to an operating expense. This reclassification increased the loss from operations by $1,586,416 to $4,653,743 with no change to the net loss.

•	Note 2 has been restated to accurately reflect Optex Systems Holdings’ revenue recognition policy.

•	Note 5 has been restated to properly state the pro forma earnings as if the acquisition of Optex Systems, Inc. (Texas) had occurred on the first day of each of the years.

•	Note 7 has been restated to reflect the estimated general and administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand-alone basis.

•	Note 14 has been revised to reflect only those transactions related to the predecessor entity.

The above restatements had no effect on the balance sheet, statements of stockholders’ equity, net loss or cash flows for the year ended September 28, 2008

Note 13-Restatement of March 29, 2009 financial statements

The presentation of the October 14, 2008 Optex Systems, Inc. (Delaware) acquisition of all the assets and certain liabilities of Optex Systems, Inc. (Texas) has been restated to properly reflect Optex Systems, Inc. (Delaware) as the successor entity and Optex Systems, Inc. (Texas) as the predecessor entity. The acquisition of the assets and certain liabilities of Optex Systems, Inc. (Texas) was deemed a business acquisition (See Note 1) therefore the activity of Optex Systems, Inc. (Texas) is presented as the predecessor.  Additionally, Optex Systems Holdings, Inc’s outstanding common stock and additional paid in capital have been restated to properly reflect the number and dollar value of Sustut Exploration common shares as of the date of reorganization.

The effect of the restatement is a reclassification of stockholders’ equity as follows:

	Originally
	Reported	Restatement
Additional Paid-in-Capital	22,071,962	16,229,144
Optex Systems Holdings, Inc. Common Stock	141,465	138,915
Retained Earnings	(6,265,400)	(420,032)

Assets and liabilities remained unchanged.  There is no effect on overall net income and cash flows however the Statements of Operations and Cash Flows have been restated to present the breakdown for the period between successor and predecessor.

Note 5 has been restated to reflect the estimated general and administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand-alone basis.

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

Background

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at March 29, 2009. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 28, 2008 (Predecessor), prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Immediately prior to the closing under the reorganization agreement (and the shares included above), as of March 30, 2009, Optex Systems, Inc. (Delaware) accepted subscriptions from accredited investors for a total 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock, no par value, of Optex Systems, Inc. (Delaware) and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five (5) years from the initial closing, which were issued by Optex Systems, Inc. (Delaware) after the closing referenced above.  Gross proceeds to Optex Systems, Inc. (Delaware) were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, the net proceeds were $874,529.  The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.  As described above, these 8,131,667 shares were exchanged for 8,131,667 shares of Optex Systems Holdings common stock in the reorganization.

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies primarily for Department of Defense applications. Its products are installed on a majority of types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.  Less than 1% of today’s revenue is resale of products “substantially manufactured by others”.  In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

Optex Systems, Inc. (Delaware) delivers high volume products, under multi-year contracts, to large defense contractors.  It has the reputation and credibility with those customers as a strategic supplier. Irvine Sensors Corporation (“Irvine Sensors Corporation”) is predominately a research and design company with capabilities enabling only prototype or low quantity volumes.  Optex Systems, Inc. (Delaware) is predominately a high volume manufacturing company.  Therefore the systems and processes needed to meet customer’s needs are quite different.  While both companies serve the military market, the customers within these markets are different.  For example, two of the largest customers for Optex are GDLS and TACOM.  Irvine Sensors Corporation did not have any contracts or business relations with either of these two customers.  Therefore the separation has allowed Optex Systems, Inc. (Delaware) to fully focus on high volume manufacturing and the use of the six sigma manufacturing methodology.   This shift in priorities has allowed Optex Systems, Inc. (Delaware) to improve delivery performance and reduce operational costs.

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

The successful completion of the separation from Irvine Sensors Corporation, which was accomplished by Optex Systems, Inc. (Delaware)’s acquisition of all of the assets and assumption of certain liabilities of Optex Systems, Inc. (Texas), reduced the general and administrative costs allocated by Irvine Sensors Corporation. These costs represented services paid by Irvine Sensors Corporation  for expenses incurred on Optex Systems, Inc. (Texas)’ behalf such as legal, accounting and audit, consulting fees and insurance costs in addition to significant amounts of Irvine Sensors Corporation’s general overhead allocated to Optex Systems, Inc. (Texas).

The estimated total General and Administrative expenses assuming Optex Systems, Inc (Texas) was operated on a stand-alone basis during the 2008 fiscal year are:

Accounting and Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp and General Insurance	70,000
Total	$440,000

As a result of the  purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs were incurred and paid directly by Optex Systems, Inc. (Delaware), and have been reflected in the financial statements to the extent incurred through March 29, 2009.

The liabilities not assumed relate to costs that would not have been incurred by Optex Systems, Inc. (Texas) if they were operated on a stand-alone basis, including a note due to Timothy Looney.  The 2007 promissory note had a principal amount of $2,000,000 together with accrued and unpaid interest aggregating to approximately $2,300,000.  The note was an amendment to Looney’s earn-out agreement which was the consideration for Irvine Sensor’s purchase of Optex Systems, Inc. (Texas).

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

Additionally, as of September 28, 2008, Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable.  The outstanding intercompany payable was not acquired by the company in the acquisition from Irvine Sensors.

Plan of Operation

Through a private placement offering completed prior to consummation of the reorganization agreement, Optex Systems, Inc. (Delaware) raised $1,219,750 ($874,529, net of finders fees, issuance costs and non cash consideration resulting from satisfaction of indebtedness owed to an investor) to fund operations.  The proceeds have been used as follows:

Description	Offering
Additional Personnel	$150,000
Legal and Accounting Fees	$100,000
Investor Relations Fees	96,000
Working Capital	$528,529
Totals	$874,529

Results of Operations

Based on the current level of deliverable backlog, we expect the next three months’ revenues to be consistent with the total for the periods September 29, 2008 through October 14, 2008 (Predecessor) and October 15, 2008 through March 29, 2009 (Successor).  In addition, future business includes expected awards yet to be determined.  Although the current range of products being manufactured is dependent on the receipt of continued and timely funding to existing programs, the most recent proposed federal budget is not expected to impact any of our existing programs in the near term.

The Revenue, Expenses and Income for the fourteen day period of Optex Systems, Inc. (Texas) prior to the acquisition by Optex Systems, Inc. (Delaware) are summarized below (in millions).

Optex Systems Inc. (Texas) (Predecessor)
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

	September 29, 2008 through March 29, 2009				Predecessor - Fiscal Year 2008
	Predecessor - Qtr 1 (Sept 29, 2008 through Oct 14, 2008)	Successor- Qtr 1 (Oct 15, 2008 through Dec 27, 2008)	Qtr 2	6 months ended March 29, 2009	Qtr 1	Qtr 2	6 months ended March 30, 2008

Net Loss After Taxes - GAAP	$(0.1)	$0.1	$(0.3)	$(0.3)	$(0.7)	$(0.7)	$(1.4)

Add:
Interest Expense		$0.1	$0.1	$0.2	$0.1	$0.1	$0.2
Federal Income Taxes		0.2	0.1	0.3	-	-	-
Depreciation & Amortization		0.6	0.5	1.1	0.3	0.2	0.5
EBITDA - Non GAAP	$(0.1)	$1.0	$0.4	$1.3	$(0.3)	$(0.4)	$(0.7)

We have experienced substantial improvement in our EBITDA as compared to our prior year performance. We have increased our EBITDA by $1.1million in the six months ending March 29, 2009 as compared to the six months ending March 30, 2008 (Predecessor), primarily as a result of increased revenue and lower general and administrative costs. We expect this trend to continue over the next 12 months as our product mix shifts towards more profitable programs and we continue to pursue cost reductions in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates. Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period. During the three and six months ended March 29, 2009, our revenues on legacy periscope programs increased significantly over the prior year while margins significantly decreased. The legacy periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts. We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero. During the first six months of 2009, we recognized revenue of $3.2 million from these legacy periscope programs, with a remaining backlog of $3.4 million, $2.2 million of which should be recognized in 2009 and the remaining $1.2 million in the first three quarters of 2010. We expect our product margins on periscopes to increase over the next 12 months as the legacy programs are completed and are replaced with new awards.

We are aggressively pursuing additional, potentially higher margin periscope business, and in May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from TACOM. If all government forecasted delivery orders against this Indefinite Delivery/Indefinite Quantity contract are awarded and if we were to share equally with the other supplier in the awarded releases, the total value of the contract to us could be valued at approximately $7.5 million over the next three years. In June 2009, we received an additional $3.4 million dollar award from GDLS and in September 2009, an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor), our amortizable intangible assets increased significantly over the prior year. The non cash amortization of intangible assets has had a negative impact on our Gross Margin for 2009 as compared to 2008. In 2009, our anticipated intangible amortization expense is $2 million and is expected to decline to $1 million in 2010.

Backlog as of March 29, 2009 was $33.3 million as compared to a backlog of $36.8 million as of March 30, 2008. The following table depicts the current expected delivery by quarter of all contracts awarded as of March 30, 2009.

	2009		2010				2011				2012				2013
Program Backlog (000's)	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1

Howitzer Programs	$1.0	$0.8	$0.6	$1.7	$1.9	$2.6	$1.7	$0.1	-	-	-	-	-	-	-
Periscope Programs	2.6	2.1	1.9	2.0	2.5	1.5	0.5	0.3	0.2	-	-	0.1	0.1	-	-
Sighting Systems	1.3	1.0	0.6	-	-	-	-	-	-	-	-	-	-	-	-
All Other	2.3	1.4	0.6	0.5	0.4	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Total	$7.2	$5.3	$3.7	$4.2	$4.8	$4.2	$2.3	$0.5	$0.3	$.01	$0.1	$0.2	$0.2	$0.1	$0.1

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

By way of background, Federal Acquisition Regulation is the principal set of regulations that govern the acquisition process of government agencies and contracts with the U.S. government. In general, parts of the Federal Acquisition Regulation are incorporated into government solicitations and contracts by reference as terms and conditions effecting contract awards and pricing solicitations.

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold. These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold. Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation. As of March 29, 2009, 5.1% of our outstanding backlog, or $1.7 million of booked orders, fell under this criterion. Our experience has been that the historically negotiated price differentials have been minimal (5% or less) and accordingly, we do not anticipate any significant downward adjustments on these booked orders.

Three Months Ended March 29, 2009 (Successor) Compared to the Three Months Ended March 30, 2008 (Predecessor)

Revenues. In the three months ended March 29, 2009, revenues increased by 19.64% over the respective prior period:

Product Line	3 mos ended 3/29/2009 (Successor)	3 mos ended 3/30/2008 (Predecessor)	Change
Howitzer Programs	0.2	1.0	(0.8)
Periscope Programs	4.3	2.7	1.6
Sighting Systems	1.2	1.0	0.2
All Other	1.0	0.9	0.1
Total	6.7	5.6	1.1

Percent increase			19.64%

Revenues increased $1.6 million in the periscope product line during the three months ended March 29, 2009 as compared to the same period in 2008. The significant increases in periscopes is attributable to increased demand by GDLS and U.S. government accelerated schedules, whereby, in consideration for increased pricing of approximately $1 million, Optex Systems, Inc. (Delaware) agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs. Of the total periscope revenue increase, approximately 82% is attributable to increased product levels, as compared to 18% due to accelerated pricing. The ramp up included the addition direct labor headcount of approximately 8 employees, combined with dual sourcing of material on several key components needed to meet the increased production requirements. Based on our current backlog demand, we expect the periscope revenues to decline in the last half of 2009 as the accelerated orders near completion; however we expect the revenue on periscopes to remain strong in 2010 as we continue to quote and receive awards for additional periscopes from multiple customers.

Revenues in the Howitzer programs decreased by ($0.8) million over the same quarter in the prior year due to technical issues experienced on the Howitzer product lines related to problems with the government technical data and drawing package affecting the manufacturability of the products and the functionality of the product during field use and testing. These issues were resolved subsequent to the second fiscal quarter of 2009 through Optex initiated engineering change proposals and customer changes to the statement of work and contract schedules modified accordingly to implement the required changes. With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries on these programs during the third and fourth fiscal quarters of fiscal year 2009 continuing through 2010.

Sighting Systems revenues increased $0.2 million over the prior year due to the delivery of higher quantities of U.S. government and GDLS sighting systems in the current quarter over prior quarter deliveries, offset with the reduction in shipments to Textron related to a program that ended in 2008.

Increases in the other product line of $0.1 million for the three months ending March 29, 2009 are a result of increased business in muzzle reference systems from GDLS.

Cost of Goods Sold. During the quarter ended March 29, 2009, we recorded cost of goods sold of $6.2 million as opposed to $5.0 million during the quarter ended March 30, 2008, an increase of $1.2 million or 24.0%. This increase in cost of goods sold was primarily associated with increased revenue on our periscope lines in support of higher backlog and accelerated delivery schedules, in addition to increased intangible amortization resulting from the acquisition of Optex Systems, Inc. (Texas) (Predecessor) assets from Irvine Sensors Corporation on October 14, 2008. The gross margin during the quarter ended March 29, 2009 (Successor) was 8.3% of revenues as compared to a gross margin of 10.7% for the quarter ended March 30, 2008 (Predecessor). Product margins increased substantially to 15.9% for the quarter ended March 29, 2009 (Successor) versus 10.9% for the quarter ended March 30, 2008 (Predecessor) due to a shift in second quarter revenue mix toward more profitable glass periscope and sighting system contracts and lower revenues in Howitzer programs. Margins were further impacted by higher intangible amortization allocable to cost of goods sold of $0.4 million, and increased reserves for valuations and warranties of $0.1 million, resulting in an overall increase in cost of goods sold of 7.6% of revenues in the quarter ended March 29, 2009.

G&A Expenses. During the three months ended March 29, 2009, we recorded operating expenses of $0.7 million as opposed to $1.2 million during the three months ended March 30, 2008, a decrease of $0.5 million or 41.7%. The components of the significant net decrease in general and administrative expenses as compared to quarter ended March 30, 2008 are outlined below.

•
Elimination of corporate cost allocations from Irvine Sensors Corporation of $0.5 million and the Irvine Sensors Corporation Employee Stock Bonus Plan (ESBP) of $0.1 million as a result of the ownership change.

•	Increased costs of $0.1 million in legal, accounting fees, board of directors fees, and investor relations.
•
Lower Salaries and Wages and employee related costs of $0.1 million primarily due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead in cost of sales. The annualized impact of the personnel move is expected to be a reduction in general and administrative expenses of approximately $0.3 million with an offsetting increase to cost of goods sold.

•	Increased Amortization of Intangible Assets of $0.1 million as a result of the ownership change on October 14, 2008.

Loss from Operations. During the three months ended March 29, 2009, we recorded a loss from operations of $(0.1) million, as compared to $(0.6) million for three months ended March 30, 2008, a decrease in operating loss of $0.5 million or 83.3%. The loss from operations includes a $0.4 million increase in non-cash amortization of intangible assets as a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor).

Net Loss. During the three months ended March 29, 2009, we recorded a net loss of $(0.33) million, as compared to $(0.68) million for three months ended March 30, 2008, a decrease in loss of $0.35 million or 51.5%. Federal Income Taxes expense increased by $0.1 million over the prior year as a result of increased profit before intangible amortization expense. The intangible amortization expense is amortized over 5 years for book purposes and is deductable over 15 years for income tax purposes. In 2008, there was no Federal Income Tax expense due to the loss from operations. Excluding the impact of the increased intangible expenses of $0.4 million, we would have recorded net income of $.07 million for the three months ended March 29, 2009.

Predecessor period of September 29, 2008 through October 14, 2008 and Successor period of October 15, 2008 through March 29, 2009 compared to the Predecessor six month period ended March 30, 2008.

Revenues the For the six months ended March 29, 2009 (Combined) revenues increased by 40.0% over the respective prior period (Predecessor) per the table below:

	Predecessor	Successor	Combined	Predecessor
	September 29, 2008 through October 14, 2008	October 15, 2008 through March 29, 2009	6 mos. ended March 29, 2009	6 mos. ended March 30, 2008	Change

Revenue	$0.9	$13.1	14.0	10.0	4.0

Percent increase					40.0%

The table below details the revenue changes by product line in the six months ended March 29, 2009.

Product Line	6 mos ended 3/29/2009 (Combined)	6 mos ended 3/30/2008 (Predecessor)	Change
Howitzer Programs	0.7	1.2	(0.5)
Periscope Programs	9.1	4.5	4.6
Sighting Systems	2.2	2.6	(0.4)
All Other	2.0	1.7	0.3
Total	14.0	10.0	4.0

Percent increase			40.0%

Revenues increased $4.6 million in periscopes during the six months ended March 29, 2009 as compared to the same period in 2008. The significant increase in periscope sales is attributable to increased demand by GDLS and U.S. government accelerated schedules, whereby, in consideration for increased pricing of approximately $1.0 million, Optex Systems, Inc. (Delaware) agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs. Of the total periscope revenue increase, approximately 82% is attributable to increased product levels, as compared to 18% due to accelerated pricing. The ramp up included the addition direct labor headcount of approximately 8 employees, combined with dual sourcing of material on several key components needed to meet the increased production requirements. During the first 6 months of 2009, Optex had delivered approximately 49% of the accelerated units, with the remaining units to be delivered through the first quarter of 2010. Based on our current backlog demand, we expect the periscope revenues to decline in the last half of 2009 as the accelerated orders near completion; however we expect the revenue on periscopes to remain strong in 2010 as we continue to quote and receive awards for additional periscopes from multiple customers.

Revenues in the Howitzer programs declined slightly by ($0.5) million over the same period in the prior year due to technical issues experienced on the Howitzer product lines related to problems with the government technical data and drawing package affecting the manufacturability of the products and the functionality of the product during field use and testing. These issues were resolved subsequent to the second fiscal quarter of 2009 through Optex initiated engineering change proposals and customer changes to the statement of work and contract schedules modified accordingly to implement the required changes. With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries on these programs during the third and fourth fiscal quarters of fiscal year 2009 continuing through 2010.

Sighting Systems revenues decreased ($0.4) million over the prior year due to completion of a substantial Textron related M36 program in 2008. There has been no follow on award to the program subsequent to the program completion in April 2008.

Increases in the other products $0.3 million for the six months ending March 29, 2009 are a result of increased business in muzzle reference sensor assemblies from GDLS.

Currently, we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability. These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs. In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial 5 year contract award in 2004. As of March 29, 2009, Optex Systems Holdings has reserved $0.6 million in contract loss reserves on Howitzer programs and $0.2 million on periscope programs for a total of $0.8 million in contract loss reserves. The total remaining backlog on these loss programs as of March 29, 2009 is $10.3 million. We are expecting to ship $4.0 of the loss contract backlog in the second half of 2009 and $4.5 million of the existing loss contract backlog in 2010, with the remaining $1.8 million expected to ship in the first quarter of 2011. As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

Currently, we are not experiencing any negative impact due to changes in incremental funding commitments by federal agencies. There has been one delay in the award of the second delivery order for the U.S. government periscope contract subsequent to March 29, 2009, however as the contract is a dual award between Optex Systems Holdings and a competitor with no volume guaranteed to any single-source, we have not expended any resources in support of the yet to be awarded portion of the contract. We are anticipating a government award on the contract in the second quarter of 2010. However, delay of the government procurement is not expected to negatively impacted Optex Systems Holdings’ revenue in 2009, and due to other increased periscope orders from non U.S. government contracts further delays in the award on the prime government contract should not materially affect Optex Systems Holdings in the next 12 months.

Cost of Goods Sold. During the Predecessor period from September 29, 2008 through October 14, 2008, we recorded cost of goods sold of $0.7 million and during the Successor period from October 15 through March 29, 2009 we recorded cost of goods sold of $11.7 million for a total cost of good sold during the six month period of $12.5 million as compared, to $8.9 million during the six months ended March 30, 2008, an increase of $3.6 million or 40.4%. This increase in cost of goods sold was primarily associated with increased revenue on our periscope product lines in support of higher backlog and accelerated delivery schedules and increased intangible amortization resulting from the acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor) on October 14, 2008. The gross margin during the Predecessor period beginning September 29, 2008 through October 14, 2008 was $0.1 million and the gross margin for the Successor period beginning October 15, 2008 through March 29, 2009 was $1.4 million for a total of $1.5 million or 10.8% of revenues as compared to a gross margin of 11.7% for the six months ended March 30, 2008. Product gross margins were up 3.4% to 18.1% for the period ended March 29, 2009 versus 14.7% for the six months ended March 30, 2008 due to a shift in revenue mix toward more profitable contracts for periscopes and sighting systems. Margins were further impacted by higher intangible amortization allocable to cost of goods sold of $0.6 million, and increased reserves for valuations and warranties of $0.1 million, resulting in an overall increase in cost of goods sold of 7.3% of revenues in the period ended March 29, 2009 as compared to the six months ended March 30, 2008.

G&A Expenses. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded operating expense of $0.1 million and during the period from October 15, 2008 through March 29, 2009, we recorded operating expenses of $1.2 million for a total of $1.3 million for the six months ended March 29, 2009 as opposed to $2.5 million during the six months ended March 30, 2008, a decrease of $1.2 million or 48.0%. The components of the significant net decrease in general and administrative expenses as compared to the six months ended March 30, 2008 are outlined below.

•
Elimination of corporate cost allocations from Irvine Sensors Corporation of $0.9 million and the Irvine Sensors Corporation Employee Stock Bonus Plan of $0.2 million as a result of the ownership change.

•	Increased costs of $0.1million in legal, accounting fees, board of director fees, and investor relations
•
Lower Salaries and Wages and employee related costs of $0.1 million primarily due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead in cost of sales. The annualized impact of the personnel move is expected to be a reduction in general and administrative expenses of approximately $0.3 million.

•	Increased Amortization of Intangible Assets of $0.1million as a result of the ownership change as of October 14, 2008.
•	Decreased consulting and travel expenses of $0.1 million, primarily a result of the change in ownership.

Income (Loss) from Operations. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded income from operations of $0.07 million and for the Successor period from October 15, 2008 through March 29, 2009, we recorded a income from operations of $0.1 million for a total operating income of $0.17 million during the six month period as opposed to a loss from operations of $(1.3) million during the six months ended March 30, 2008. This improvement was primarily due to increased sales revenue in the period ended March 29, 2009, combined with reduced general and administrative expenses driven by the elimination of Irvine Sensors Corporation corporate costs pushed down to us in the six months ended March 30, 2008. The current year loss from operations also includes $1.0 million of non cash amortization of intangible assets as a result of the October 14, 2008 acquisition transaction.

Net Income (Loss). During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded net income of $0.07 million, and for the period beginning October 15, 2008 through March 29, 2009, we recorded a net loss of $(0.4) million for a total net loss of $(.33) million during the six months ended March 29, 2009, as compared to $(1.4) million for six months ended March 30, 2008, a decrease in net loss of $1.07 million or 76.4%. This decrease in net loss was principally the result of reduced operating expenses related to the elimination of corporate cost allocations from Irvine Sensors Corporation since the successor operating as a stand-alone entity did not incur these costs in the six months ended March 30, 2008 combined with increased revenue in the period ending March 29, 2009. Federal Income Tax expense increased by $0.4 million over the prior year period as a result of the increased profit before intangible amortization expense. The intangible amortization expense is amortized over five years for book purposes and is deductible over 15 years for income tax purposes. In 2008, there was no Federal Income Tax expense due to the loss from operations. Excluding the impact of the increased intangible expenses of $1.0 million, we would have recorded net income of $0.7 million for the six month period ending March 29, 2009.

Liquidity and Capital Resources

In the 2008 fiscal year, Optex Systems, Inc. (Texas) working capital was significantly constrained due a high level of loss programs and production increases across multiple programs which necessitated the need for investment in inventories and manpower resources required to meet the additional product demand. As Optex Systems, Inc. (Texas) was a wholly-owned subsidiary of Irvine Sensors Corporation, access to additional outside funding apart from government progress bills was severely limited. Further, Optex Systems, Inc. (Texas) had incurred significant costs on one of the Howitzer programs and was unable to recover these costs until fiscal 2009 due to progress billing limitations prior to first article inspection testing and approval which did not occur until August of 2009. During 2008, Optex Systems, Inc. (Texas) transferred $0.7 million in cash to Irvine Sensors in support of intercompany services provided by Irvine Sensors on behalf of Optex Systems, Inc. (Texas) that were outside our control, including: legal, accounting, and consulting fees; Irvine Sensors Corporation travel expenses; and insurance costs.

The estimated total General and Administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand-alone basis during the 2008 fiscal year are:

Year- Ended
September 28, 2008

Accounting & Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp & General Insurance	70,000
Total	$440,000

As a result of the purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs are incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year and have been reflected in the financial statements to the extent incurred through March 29, 2009.

Subsequent to the asset acquisition from Irvine Sensors on October 14, 2008 and the reverse merger and reorganization on March 30, 2009, Optex Systems Holdings raised additional cash through a private equity sale that generated gross proceeds of $1.0 million. As a result of the new capital, Optex Systems Holdings will be able acquire the necessary inventory and personnel resources required to operate at the higher revenue levels, and improve the company’s working capital position.

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, notes from related parties, and the sale of equity securities. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for the next 12 months. However, based upon our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase in the future. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources will be derived from a variety of sources including, but not limited to, cash flow from operations and further private placements of our common stock and/or debt, including receivables funding through a commercial lender.

Predecessor period of September 29, 2008 through October 14, 2008

Cash and Cash Equivalents. As of October 14, 2008, Optex Systems, Inc. (Texas) (Predecessor) had cash and cash equivalents of $0.3 million, an increase of $0.1 million from September 29, 2008. The slight increase in cash was primarily due to the timing of cash receipts on accounts receivable collections and supplier payments. The cash balance as of October 14, 2008 is included as “Cash Received through Optex Systems, Inc. (Texas) acquisition” as of October 15, 2008.

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

Successor period of October 15, 2008 through March 29, 2009

Cash and Cash Equivalents. As of March 29, 2009, we had cash and cash equivalents of $1.2 million. During the Successor period of October 15, 2008 through March 29, 2009 we increased cash and cash equivalents by $0.9 million primarily due to the net proceeds received by us in the private placement with the balance of increased cash due to aggressive collections on accounts receivable and increased accounts payable due to timing of disbursements.

Net Cash Used in Operating Activities. Net cash provided by operating activities during the Successor period beginning October 15, 2008 and ending March 29, 2009 totaled $0.3 million. The primary sources of cash during this period relate to the timing of purchases, accelerated collections on government contracts, and the timing of payments to vendors. Accelerated collections of government contracts was accomplished by offering nominal discounts for prompt payment. Federal Acquisition Regulation Clause 52.232-8 “Discounts for Prompt Payment” permits the offer of nominal discounts on payment terms for government contracts in order to expedite invoice payment. Because many of our programs incur significant, long lead times from material acquisition through production and shipment, it is the standard policy of Optex Systems, Inc. (Delaware) to offer a 0.5% discount for all government invoices paid in net 10 days or less. The normal payment terms on these contracts are net 30. The foregone revenues as a result of the discounted payments equate to less than 0.1% of total revenue reported during the same period. In the period beginning October 15, 2008 and ending March 29, 2009, our net inventory increased by $1.1 million to support substantially increased production rates across all of our product lines. A large portion of these inventories are progress billable costs and as such were billed to our customer as costs were incurred. As of March 29, 2009, our accounts receivable included approximately $0.6 million in unpaid outstanding progress bills related to these programs, which were paid in April 2009. We expect similar cash flows from operations until at least mid 2010 when our low margin legacy periscope programs are anticipated to end and are replaced with other significant programs as they reach level production rates.

Net Cash Provided by Investing Activities. In the Successor period beginning October 15, 2008 and ending March 29, 2009, net cash provided by investing activities totaled $0.23 million and consisted of cash acquired during the Optex Systems, Inc. (Delaware) Predecessor acquisition as of October 14, 2009 of $0.25 million and cash used to purchase equipment of $(0.02) million during the period.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0.7 million during the period beginning October 15, 2008 through March 29, 2009, The change of $0.7 million is due to receipt of the private placement funds of $0.9 million offset by funds used to repay outstanding loans of $(0.2) million. We raised funds through a private placement for working capital needs, primarily inventory purchases and additional personnel so support increased revenue and production rates during the period.

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

Warranty Costs: Some of our customers require that we warranty the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery. In the six months ended March 29, 2009 Optex Systems Holdings recognized warranty expenses of $57,306. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Prior to fiscal year 2008, all warranty expenses were incurred as product was replaced with no reserve for warranties against deliveries in the covered period.

On certain periscope product lines, the warranty period has been extended from 15 to 24 months due to technical considerations incurred during the manufacture of such products. During June of 2008, Optex Systems, Inc. (Texas) experienced an internal control test failure related to the laser filters used on one of the periscope products. As a result of the internal test failure, Optex implemented a manufacturing process change to eliminate the potential for future failures. We believe the internal control test environment to be significantly more stringent than that which would occur under field conditions, however as a result of the internal test failure and manufacturing process change, we extended our warranty for all product shipped prior to the implemented change. As of the date of this report, Optex Systems Holdings has not received any warranty claims as a result of the condition.

Estimated Costs to Complete and Accrued Loss on Contracts. Optex Systems Holdings reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates to complete and estimates at completion. Estimates at completion include Optex Systems Holdings’ incurred costs to date against the contract/order plus management's current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order. If an estimate at completion indicates a potential overrun (loss) against a fixed price contract/order, management generally seeks to reduce costs and /or revise the program plan in a manner consistent with customer objectives in order to eliminate or minimize any overrun and to secure necessary customer agreement to proposed revisions.

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions to still profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimate at completion of the particular contract or product order.

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

Recent Accounting Pronouncements.

 In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on Optex Systems Holdings’ consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply to transactions involving share-based payment covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No. 123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. FASB No. 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities. Optex Systems Holdings is currently evaluating the impact FASB No. 157 will have on its financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. Optex Systems Holdings is currently evaluating what effect the adoption of FASB 159 will have on its financial statements.

In March 2007, the Financial Accounting Standards Board ratified “EITF” Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Optex Systems Holdings is currently evaluating the impact of EITF 06-10 on its financial statements, but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Optex Systems Holdings is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements. See Note 14 to the financial statements for the year ended September 28, 2008 for adoption of SFAS 141R subsequent to September 30, 2008.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110. SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Optex Systems Holdings does not have any outstanding stock options.

In March 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. Optex Systems Holdings is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Optex Systems Holdings is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60". SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2011. Optex Systems Holdings is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

In June 2008, FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share ("EPS"), and we will need to calculate basic EPS using the "two-class method." Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ending October 3, 2010. Optex Systems Holdings does not expect adoption of FSP EITF 03-6-1 to have a material effect on the Optex Systems Holdings’ financial statements.

In May 2009, “FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ended June 28, 2009. Adoption of SFAS 165 did not have a material effect on Optex Systems Holdings’ financial statements.

In June 2009, FASB issued SFAS No. 168, " The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". SFAS 168 replaces Statement 162 and to establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the period ending September 27, 2009. Optex Systems Holdings does not expect adoption of SFAS 168 to have a material effect its financial statements.

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

Optex Systems Holdings does not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Form 10-Q. In various filings the Optex Systems Holdings has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 27, 2009, our disclosure controls and procedures were effective.

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

Management’s assessment of internal control over financial reporting is governed by the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no material weaknesses in our internal control over financial reporting as of March 29, 2009:

Management has concluded that we did maintain effective internal control over financial reporting as of March 29, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

There have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against Optex Systems Holdings.

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

We anticipate that our capital requirements will depend on many factors, including:

•	 our ability to fulfill backlog;

•	 our ability to procure additional production contracts;

•	 our ability to control costs;

•
      the timing of payments and reimbursements from government and other contracts, including but not limited to changes in federal government military spending and the federal government procurement process;

•	 increased sales and marketing expenses;

•	 technological advancements and competitors’ response to our products;

•	 capital improvements to new and existing facilities;

•	 our relationships with customers and suppliers; and

•	 general economic conditions including the effects of future economic slowdowns, acts of war

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

We do not have long-term employment agreements with our key personnel, other than our Principal Operating Officer. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Principal Operating Officer, and do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, we do not presently have depth of staffing in our executive, operational and financial management. Until additional key personnel can be successfully integrated into our operations, the timing or success of which we cannot currently predict, our results of operations and ultimate success will be vulnerable to challenges associated with recruiting additional key personnel and difficulties associated with the loss of any key personnel in the future.

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

Product Line	Supplier	Supply Item	Risk	Purchase Orders
Periscopes	TSP Inc	Window used on all glass & plastic periscopes	Proprietary coatings would take in excess of 6 months to identify and qualify an alternative source	Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Spartec Polycast	Acrylic raw material used on plastic periscope assemblies	This material has quality characteristics which would take in excess of 6 months to identify and qualify an alternative source.	Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Howitzers	Danaher Controls	Counter Assembly for M137 & M187 Howitzer programs	Critical assembly would take in excess of 6 months to identify and qualify an alternative source. Currently, the only US	Current Firm Fixed Price & Quantity Purchase orders are in place with the supplier to meet all contractual

			Government approved supplier.	requirements. Supplier is on schedule.

Other	SWS Trimac	Subcontracted Electron Beam Welding
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

As a result of the reorganization, Sileas, which is owned by Optex Systems Holdings’ three officers (one of whom is also one of Optex Systems Holdings’ three directors), beneficially owns, in the aggregate, 73.52% of Optex Systems  Holdings’ outstanding common stock.  One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas.  The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

	Confirming or defeating the election of directors;

	amending or preventing amendment of Optex Systems Holdings’ certificate of incorporation or bylaws;

	effecting or preventing a reorganization, sale of assets or other corporate transaction; and controlling the outcome of any other matter submitted to the stockholders for vote.

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

Section 228(e) of the Delaware General Corporation Law requires "[p]rompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders . . . who have not consented in writing.”  Prior management of Sustut did not give notice to the other then existing shareholders of Sustut of the written consent of Andrey Oks in lieu of a meeting of stockholders approving the reorganization on March 26, 2009 in compliance with Section 228(e).  On April 3, 2009, current management filed a Form 8-K which detailed the transaction although it did not specifically mention approval of the transaction by Andrey Oks as the majority shareholder of Sustut.  Potential ramifications of this lack of compliance with Section 228(e) could include possible inquiry or litigation from then existing shareholders of Sustut for failure of being made aware of the consent.  To the knowledge of current management of Optex Systems Holdings, there have been no claims or inquiries made and/or any litigation filed by then current shareholders of Sustut for failure to receive notice under Section 228(e) of the Delaware General Corporation Law.

Risks Relating to the common stock

Optex Systems Holdings’ stock price may be volatile.

The market price of Optex Systems Holdings’ common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond Optex Systems  Holdings’ control, including the following:

	additions or departures of key personnel;


limited “public float” following the reorganization, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

	operating results that fall below expectations;

	economic and other external factors, including but not limited to changes in federal government military spending and the federal government procurement process; and

	period-to-period fluctuations in Optex Systems Holdings’ financial results.

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

Item 6. Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc.

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares (3)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	2009 Stock Option Plan (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (2)*

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (2)*

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (2)*

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (2)*

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (2)*

10.11	Form of Subscription Agreement (5)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (4)*

10.13	Single Source Supplier Purchase Orders with SWS Trimac (4)*

10.14	Since Source Supplier Purchase Orders with Danaher Controls (4)*

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (4)*

14.1	Code of Ethics (1)

16	Letter re: Change in Certifying Accountant

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request, and information regarding this confidential treatment request is being separately submitted to the Commission.
(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Amendment No. 2 to Registration Statement on Form S-1 filed on November 12, 2009
(5)	Incorporated by reference from our Form 10-K filed on January 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: January 11, 2010	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: January 11, 2010	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer