Form 10-Q/A
period 2009-06-28
Optex Systems Holdings Inc
filed 2010-01-12
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q/A

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

Registrant’s telephone number, including area code: 972-238-0722

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b`-2 of the Exchange Act. Yes ☐  No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2009: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q
June 28, 2009

INDEX

 Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2009 (Restated)

OPTEX SYSTEMS HOLDINGS, INC.

BALANCE SHEETS AS OF JUNE 28, 2009 (SUCCESSOR) (UNAUDITED) (RESTATED) AND SEPTEMBER 28, 2008 (PREDECESSOR) (RESTATED)	F-1

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 2009 (SUCCESSOR) AND JUNE 29, 2008 (PREDECESSOR) (UNAUDITED) FOR THE PERIOD OCTOBER 15, 2008 THROUGH JUNE 28, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED) (RESTATED)
F-3

STATEMENTS OF CASH FLOWS FOR THE PERIOD OCTOBER 15, 2008 THROUGH JUNE 28, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED) (RESTATED)	F-4

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD OCTOBER 15, 2008 THROUGH JUNE 28, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED) (RESTATED)	F-6

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED) (RESTATED)	F-7

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets

	Restated	Restated
	Successor	Predecessor
	June 28, 2009 (Unaudited)	September 28, 2008

ASSETS

Current Assets
Cash	$492,325	$170,183
Accounts Receivable	3,228,098	2,454,235
Net Inventory	6,843,017	4,547,726
Prepaid Expenses	158,797	307,507

Total Current Assets	10,722,237	7,479,651

Property and Equipment
Property Plant and Equipment	1,341,271	1,314,109
Accumulated Depreciation	(1,073,745)	(994,542)

Total Property and Equipment	267,526	319,567

Other Assets
Security Deposits	20,684	20,684
Intangibles	2,483,395	1,100,140
Goodwill	7,110,415	10,047,065

Total Other Assets	9,614,494	11,167,889

Total Assets	$20,604,257	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Balance Sheets – Continued

	Restated
	Successor	Restated
	June 28, 2009 (Unaudited)	Predecessor September 28, 2008

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$3,223,278	$1,821,534
Accrued Expenses	628,033	798,974
Accrued Warranties	314,446	227,000
Accrued Contract Losses	687,111	821,885
Loans Payable	459	373,974
Interest on Loans Payable	11,101
Income Tax Payable	85,179	4,425

Total Current Liabilities	4,949,607	4,047,792

Other Liabilities
Note Payable	-	$2,000,000
Accrued Interest on Note	-	336,148
Due to Parent	-	4,300,151

Total Other Liabilities	-	6,636,299

Total Liabilities	4,949,607	$10,684,091

Stockholders' Equity
Optex Systems Holdings, Inc. – (par value $0.001 per share, 200,000,000 shares authorized, 138,914,940 shares issued and outstanding as of June 28, 2009)	138,915
Optex Systems Holdings, Inc. preferred stock (par value $0.001 per share, 5,000 shares authorized, 1,027 Series A Preferred shares issued and outstanding as of June 28, 2009)	1
Optex Systems, Inc. – (Texas) (predecessor) common stock (no par 100,000 shares authorized, 18,870 shares issued and 10,000 shares outstanding as of September 28, 2008)		164,834
Optex Systems, Inc. (Texas) (predecessor) Treasury Stock (8,870 shares at cost as of September 28, 2008)	-	(1,217,400)
Additional Paid-in-capital	16,244,318	15,246,282
Retained Deficit	(728,584)	(5,910,700)

Total Stockholders' Equity	$15,654,650	$8,283,016

Total Liabilities and Stockholders' Equity	$20,604,257	$18,967,107

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Operations – Restated and Unaudited

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months ended June 28, 2009	Three Months ended June 29, 2008	For the period October 15, 2008 through June 28, 2009	For the period September 29, 2008 through October 14, 2008	Nine Months ended June 29, 2008

Revenues	$6,983,930	$3,881,053	$20,084,362	$871,938	$13,925,073

Total Cost of Sales	6,417,926	2,851,287	18,135,020	739,868	11,716,785

Gross Margin	566,004	1,029,766	1,949,342	132,070	2,208,288

General and Administrative
Salaries and Wages	176,869	253,594	502,883	22,028	744,119
Employee Benefits & Taxes	29,716	76,438	228,847	495	246,071
Employee Stock Bonus Plan	-	100,174	4,812	(4,812)	279,034
Amortization of Intangible	101,159	54,123	303,475	-	169,368
Rent, Utilities and Building Maintenance	50,838	69,959	150,780	12,493	160,999
Investor Relations	88,326	-	88,326	-	-
Legal and Accounting Fees	128,274	20,166	296,627	360	117,695
Consulting and Contract Service Fees	43,210	66,678	167,261	10,527	267,222
Travel Expenses	16,294	28,376	41,317	-	116,338
Corporate Allocations	-	508,275	-	-	1,450,905
Board of Director Fees	37,500	-	87,500	-	-
Other Expenses	87,749	47,127	167,531	16,155	124,729
Total General and Administrative	759,935	1,224,910	2,039,359	57,246	3,676,480

Operating Income (Loss)	(193,931)	(195,144)	(90,017)	74,824	(1,468,192)

Other Expenses
Other (Income) and Expense	(351)	3	(1,434)	-	(499)
Interest (Income) Expense - Net	-	46,000	174,710	9,492	145,503
Total Other	(351)	46,003	173,276	9,492	145,004

Income (Loss) Before Taxes	(193,580)	(241,147)	(263,293)	65,332	(1,613,196)
Income Taxes (Benefit)	114,973	-	465,291	-	-

Net Income (Loss) After Taxes	$(308,553)	$(241,147)	$(728,584)	$65,332	$(1,613,196)

Basic and diluted loss per share (1)	$(0.00)	$(24.11)	$(0.01)	$6.53	$(161.32)

Weighted Average Common Shares Outstanding	138,914,940	10,000	121,891,852	10,000	10,000

The accompanying notes are an integral part of these financial statements

(1) Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly.  In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statements of Cash Flows Restated and Unaudited

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through June 28, 2009	For the period September 29, 2008 through October 14, 2008	Nine months ended June 29, 2008

Cash flows (to) from operating activities:
Net Income (Loss)	$(728,584)	$65,332	$(1,613,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,622,907	9,691	570,566
Provision for (use of) allowance for inventory valuation	158,273	27,363
Noncash interest expense	170,882	9,500	145,503
Stock option compensation expense	15,174	-
(Increase) decrease in accounts receivable	(1,823,665)	1,049,802	460,783
(Increase) decrease in inventory (net of progress billed)	(1,617,361)	(863,566)	321,273
(Increase) decrease in other current assets	317,669	18,541	(190,829)
Increase (decrease) in accounts payable and accrued expenses	1,416,854	(186,051)	(510,043)
Increase (decrease) in accrued warranty costs	87,446	-
Increase (decrease) in due to parent	-	1,428	1,595,954
Increase (decrease) in accrued estimated loss on contracts	(119,470)	(15,304)	(1,021,761)
Increase (decrease) in income taxes payable	85,179	-
Total adjustments	313,888	51,404	1,371,446
Net cash (used in) provided by operating activities	(414,696)	116,736	(241,750)

Cash flows (to) from investing activities:
Cash Received through Optex Systems, Inc. (Texas) acquisition	253,581	-	-
Purchased of property and equipment	(13,824)	(13,338)	(103,974)
Net cash (used in) provided by investing activities:	239,757	(13,338)	(103,974)

Cash flows (to) from financing activities:
Private Placement net of stock issuance cost	874,529	-
Repayment of Loans Payable	(207,265)	(20,000)

Net cash (used in) provided by financing activities:	667,264	(20,000)	-

Net increase (decrease) in cash and cash equivalents	492,325	83,398	(345,724)
Cash and cash equivalents at beginning of period	-	170,183	504,753
Cash and cash equivalents at end of period	$492,325	$253,581	$159,029

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statements of Cash Flows – Restated and Unaudited – continued

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through June 28, 2009	For the period September 29, 2008 through October 14, 2008	Nine months ended June 29, 2008

Noncash investing and financing activities:
Optex Systems, Inc. (Delaware) (Successor) purchase of Optex Systems, Inc. (Texas) (Predecessor)
Cash received	$253,581	-	-
Accounts Receivable	1,404,434	-	-
Inventory	5,383,929	-	-
Intangibles	4,036,790	-	-
Other Assets	632,864	-	-
Accounts Payable	(1,953,833)	-	-
Other Liabilities	(1,868,180)	-	-
Debt	(6,000,000)	-	-
Goodwill	7,110,415	-	-
Issuance of Stock	$9,000,000	-	-

Conversion of Debt to Series A Preferred stock
Additonal Paid in Capital ($6,000,000 debt retirement plus accrued interest of $159,780)	$6,159,780	-	-

Issuance of Common shares in exchange for Investor Relations Services
Additonal Paid in Capital (1,250,000 shares issued at $0.001 par)	$187,500	-	-

Supplemental cash flow information:
Cash paid for interest	$3,817	-	-
Cash paid for taxes	$380,112	-	-

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Statement of Stockholders' Equity and Comprehensive Income/(Loss) (Restated)

	Common	Series A		Preferred	Treasury Stock	Additional		Total
	Shares	Preferred	Common	Series A	Optex Systems, Inc.	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Stock	(Texas)	Capital	Earnings	Equity

Predecessor Entity
Balance at September 28, 2008	10,000		$164,834		$(1,217,400)	$15,246,282	$(5,910,700)	$8,283,016

Net Income							65,332	65,332

Balance at October 14, 2008	10,000	-	$164,834	$-	$(1,217,400)	$15,246,282	$(5,845,368)	$8,348,348

Successor Entity
Balance at October 15, 2008	-	-	-	-	-	-	-	-

Issuance of common stock (1)	113,333,282	-	$113,333	$-	$-	$8,886,667	$-	$9,000,000

Conversion of 6,000,000 Debt and Interest to Series A Preferred shares	-	1,027	-	1	-	6,159,780	-	6,159,781

Sustut Exploration reorganization (2)	17,449,991	-	17,450	-	-	170,050	-	187,500

Stock Option Compensation Expense		-	-	-	-	15,174	-	15,174

Private Placement Sale of Stock (2)	8,131,667	-	8,132	-	-	1,012,647	-	1,020,779

Net Earnings (Loss) from continuing operations	-	-	-	-	-	-	(728,584)	(728,584)

Balance at June 28, 2009	138,914,940	1,027	$138,915	$1	$-	$16,244,318	$(728,584)	$15,654,650

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

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corp., Longview Fund, L.P. and Alpha Capital Anstalt formed Optex Systems, Inc. (Delaware), which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation and wholly owned subsidiary of Irvine Sensors Corporation, (also known as Predecessor) in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

In accordance with SFAS 141 “Business Combination” and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business” Optex Delaware’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business.  EITF 98-3 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. (Delaware) obtained the inputs and processes necessary for normal operations.

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

Optex Systems, Inc. (Delaware) operated as a privately-held Delaware corporation until March 30, 2009, when as a result of the reorganization agreement (described above and also in Note 5), it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings owning approximately 73% of Optex Systems Holdings. Optex Systems Holdings plans to carry on the business of Optex Systems, Inc. (Delaware) as its sole line of business and all of Optex Systems  Holdings’ operations are conducted by and through Optex Systems, Inc. (Delaware).  Accordingly, in subsequent periods the financial statements presented will be those of the accounting acquirer.  The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

The Company’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of June 28, 2009, Optex Systems Holdings operated with 107 full-time equivalent employees.

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

The accompanying financial statements include the results of operations and cash flows  of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the Successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction, for the period from October 15, 2008 through June 28, 2009.  The accompanying financial statements include the balance sheet at September 28, 2008 and the results of operations, changes in stockholders’ equity and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.

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

	Successor As of June 28, 2009	Predecessor As of September 28, 2008

Raw Materials	$6,939,094	$5,575,520
Work in Process	3,529,351	4,199,657
Finished Goods	780,828	28,014
Gross Inventory	$11,249,273	$9,803,191
Less:
Unliquidated Progress Payments	(3,546,890)	(4,581,736)
Inventory Reserves	(859,366)	(673,729)
Net Inventory	$6,843,017	$4,547,726

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

Earnings per Share: Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be to be the same, as the impact of potential common shares is anti-dilutive. For the period October 15, 2008 through June 28, 2009 there were 2,681,649 stock options issued and outstanding that could dilute future earnings. For the period September 29, 2008 through October 14, 2008 and for the nine months ended June 29, 2008, there were no stock options that could dilute future earnings

Note 3 - Recent Accounting Pronouncements

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

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109 ”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes ”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on Optex Systems  Holdings’ financial position, results of operations, or cash flows.

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

In March 2007, EITF issued No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”.  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Optex Systems Holdings is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements.

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

Note 4 — Acquisition of Substantially All of the Assets of Optex Systems, Inc. (Texas)

Acquisition of Assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware) on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware), Arland Holdings, Ltd. as discussed below, in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd., owned Optex Systems, Inc. (Delaware) until February 20, 2009, when Longview sold 100% of its equity interests in Optex Systems, Inc. (Delaware) to Sileas, as discussed below.

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

The accompanying unaudited pro forma financial information for the consolidated predecessor and successor three and nine months ended June 28, 2009 and successor three and nine months ended June 29, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for informational purposes only. Such information is based upon the standalone historical results of each entity and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

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

Shares outstanding of Optex Systems Holdings just prior to the close consisted of 17,441,991 shares of which 1,250,000 shares were issued on March 27, 2009 as payment for Investor Relations Services, of which 700,000 were surrendered to Optex Systems Holdings upon termination of one of the Investor Relations contracts in June 2009. See Note 11 – “Subsequent Events” for a further discussion of the termination of the relationship with one of Optex Systems Holdings’ investor relations firms and appointment of a replacement service provider.

Private Placement

Prior to the closing of the reorganization agreement, as of March 30, 2009 , Optex Systems Holdings accepted subscriptions from accredited investors for a total of 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock, of Optex Systems Holdings and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five years from the initial closing, which were issued by Optex Systems Holdings after the closing referenced above. Gross proceeds to Optex Systems Holdings were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, net proceeds were $874,529. The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.

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

The accompanying unaudited pro forma financial information for the consolidated successor and predecessor nine months ended June 28, 2009 and successor nine months ended June 29, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the three and six months ended June 28, 2009 and June 29, 2008 as if the acquisition of Optex Systems, Inc. (Texas) and reorganization Plan had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	6,983,930	3,881,053	20,956,300	13,925,073
Net Income (Loss)	(308,553)	35,877	(653,750)	(780,016)
Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	138,914,940	138,914,940	138,914,940	138,914,940

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

Note 6 Commitments and Contingencies

Leases

Optex Systems Holdings leases its office and manufacturing facilities under two non-cancellable operating leases expiring November 2009 and February 2010 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.  Optex Systems Holdings is in negotiation to enter into new leases for the facilities; however, in the event the negotiations are not successful, Optex Systems Holdings believes it can secure replacement facilities upon similar terms in the surrounding vicinity.  Total expenses under these facility lease agreements for the three and nine months ended June 28, 2009 was $77,350 and 232,343 respectively.  Total expenses for manufacturing and office equipment for the three and nine months ended June 28, 2009 was $796 and $2,464, respectively.  At June 28, 2009, the remaining minimum lease payments under non-cancelable operating leases for equipment, office and facility space are as follows:

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

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months ended June 28, 2009	Three Months ended June 29, 2008	For the period October 15, 2008 through June 28, 2009	For the period September 29, 2008 through October 14, 2008	Nine Months ended June 29, 2008

Numerator:
Net loss	$(308,553)	$(241,147)	$(728,584)	$65,332	$(1,613,196)
Denominator:
Weighted average shares	138,914,940	10,000	121,891,852	10,000	10,000
Basic and diluted net loss per share	$(0.00)	$(24.11)	$(0.01)	$6.53	$(161.32)

Note 10-Stock Based Compensation

On March 26, 2009, the Board of Directors and Shareholders of Sustut adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to Company officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings.

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

For the three months and nine months ended June 28, 2009, Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $15,174.  There were no stock options or shares granted or outstanding prior to September 28, 2008, therefore no compensation expense was recorded in 2008.  The impact of this expense was immaterial to the basic and diluted net loss per share for the three months and nine months ended June 28, 2009.   A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three months ended June 28, 2009 estimated deferred tax assets were deemed immaterial and have not been recorded for the tax effect of the financial statement expense. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes option pricing model.  The fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of June 26, 2009.   Further, the expected volatility was calculated using the historical volatility of a diversified index of companies in the defense, homeland security, and space industry in accordance with Question 6 of SAB Topic 14.D.1.  In making this determination and trying to find another similar company, Optex Systems Holdings considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of Optex Systems Holdings, similar companies with enough historical data were not available.   Optex Systems Holdings utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as Optex Systems Holdings.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Nine months Ended
June 28, 2009

Expected dividend yield	0%
Expected stock price volatility	27.8%
Risk-free interest rate (1)	2.8%-4.07%
Expected life of options	4.5 to 7 Years

(1)     2.8% for grant expected life less than 7 years
(2)     4.07% for grant expected life of 7 years.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 06/28/09	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2010
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2011
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2012
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2013
Total			2,681,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average		Aggregate
Subject to Exercise	Options	Price	Life (Years)		Value

Outstanding as of June 29, 2008	-	$-	-		-
Granted – 2009	2,681,649	$0.09	5.38	.	$233,049
Forfeited – 2009	-	$-	-		-
Exercised – 2009	-	$-	-		-
Outstanding as of June 28, 2009	2,681,649	$0.09	5.38		$233,049

Exercisable as of June 28, 2009	0	$-	-		$-

The weighted-average grant date fair value of options granted during the nine months ended June 28, 2009 was $0.14. The total intrinsic value of options exercised during the nine months June 28, 2009 was $ 0.0

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan (See Note 9):

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of June 28, 2009	-	$
Non-vested granted — nine months ended June 28, 2009	2,681,649		$0.14
Vested — nine months ended June 28, 2009	-		$0.00
Forfeited — nine months ended June 28, 2009	-	$
Non-vested as of June 28, 2009	2,681,649		$0.14

As of June 28, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $357,196.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the year period ended June 28, 2009 was $0.0.

Note 11-Subsequent Events

Investor Relations:

On June 26, 2009, Optex Systems Holdings terminated its Investor Relations Agreement with American Capital Ventures, Inc., and pursuant to this termination, American Capital Ventures returned 700,000 of the 1,000,000 restricted shares of Company common stock it received pursuant to the agreement.

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

The company has evaluated subsequent events for the period March 30, 2009 through January 8, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

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

The above restatements had no effect on the balance sheet, statements of stockholders’ equity, net loss or cash flows for the year ended September 28, 2008.

Note 13-Restatement of June 28, 2009 financial statements

The presentation of the October 14, 2008 Optex Systems, Inc. (Delaware) acquisition of all the assets and certain liabilities of Optex Systems, Inc. (Texas) has been restated to properly reflect Optex Systems, Inc. (Delaware) as the successor entity and Optex Systems, Inc. (Texas) as the predecessor entity. The acquisition of the assets and certain liabilities of Optex Systems, Inc. (Texas) was deemed a business acquisition (See Note 1) therefore the activity of Optex Systems, Inc. (Texas) is presented as the predecessor.  Additionally, Optex Systems Holdings, Inc’s outstanding common stock and additional paid in capital has been restated to properly reflect the number and dollar value of Sustut Exploration Shares as of the date of reorganization.

The effect of the restatement is a reclassification of stockholders’ equity as follows:

	Originally
	Reported	Restatement
Additional Paid-in-Capital	22,087,136	16,244,318
Optex Systems Holdings, Inc. Common Stock	141,465	138,915
Retained Earnings	(6,573,952)	(728,584)

Assets and liabilities remained unchanged.  There is no effect on overall net income and cash flows however the Statements of Operations and Cash Flows have been restated to present the breakdown for the period between successor and predecessor.

Note 5 has been restated to reflect the estimated general and administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand alone basis.

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

Background

On March 30, 2009, the reorganization was consummated pursuant to which the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of Optex Systems Holdings as follows:   (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Company common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Company Series A preferred stock, and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Company common stock.  Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings.

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

The successful completion of the separation from Irvine Sensors Corporation,  which was accomplished by Optex Delaware’s acquisition of all of the assets and assumption of certain liabilities of Optex Systems, Inc. (Texas), reduced the general and administrative costs allocated by Irvine Sensors Corporation. These costs represented services paid by Irvine Sensors Corporation for expenses incurred on Optex Texas’ behalf such as legal, accounting and audit, consulting fees and insurance costs in addition to significant amounts of Irvine Sensors Corporation’s general overhead allocated to Optex -Texas.

The estimated total General and Administrative expenses assuming Optex Systems, Inc (Texas) was operated under a stand-alone basis during the 2008 fiscal year are:

Accounting and Auditing Fees	$250,000
Legal Fees	60,000
Consulting Fees	60,000
Workers Comp and General Insurance	70,000
Total	$440,000

As a result of the  purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs are incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year, and have been reflected in the financial statements to the extent incurred through June 28, 2009.

The liabilities not assumed relate to costs that would not have been incurred by Optex Systems, Inc. (Texas) if they were operated on a stand alone basis.  Among those liabilities not assumed by Optex Systems, Inc. (Delaware) was a note due to Tim Looney.  The 2007 promissory note had a principal amount of $2,000,000 together with accrued interest unpaid aggregating to approximately $2,300,000.  The note was an amendment to Looney’s earn-out agreement which was the consideration for Irvine Sensors Corporation’s purchase of Optex Systems, Inc. (Texas).

The promissory note was not assumed by Optex Systems, Inc. (Delaware) in the October 2008 transaction.  The note and accrued interest was reported on Optex Systems, Inc. (Texas) financial statements as of September 28, 2008 as a result of push down accounting for the acquisition of Optex Systems, Inc. (Texas) by Irvine Sensors Corporation.  These costs would not be incurred by Optex Systems, Inc. (Texas) if operated as a stand alone entity because it relates to Irvine Sensors Corporation’s consideration for their purchase of Optex Systems, Inc. (Texas). Since this was not an operating cost associated with Optex Systems, Inc. (Texas) and they would not incur these costs if operating as a stand alone entity, we expect no impact to the future operating results or liquidity of the Company.

Additionally, as of September 28, 2008, Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable account “Due to Parent”.  The outstanding “Due to Parent” balance was not acquired by the company in the acquisition from Irvine Sensors Corporation.

To the extent that Optex Systems, Inc. (Delaware) has incurred these similar costs on an ongoing basis, these amounts have been funded from the Optex Delaware’s own operating cash flow.

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

Results of Operations

Based on the current level of deliverable backlog, we expect the next three months’ revenues to be consistent with the total for the periods September 29, 2008 through October 14, 2008 (Predecessor) and October 15, 2008 through June 28, 2009 (Successor).  In addition, future business includes expected awards yet to be determined.  Although the current range of products being manufactured is dependent on the receipt of continued and timely funding to existing programs, the most recent proposed federal budget is not expected to impact any of our existing programs in the near term.

The Revenue, Expenses and Income for the fourteen day period of Optex Systems, Inc. (Texas) prior to the acquisition by Optex Systems, Inc. (Delaware) are summarized below (in millions).

Optex Systems, Inc. (Texas) (Predecessor)
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

	September 29, 2008 through June 28, 2009					Predecessor - Fiscal Year 2008
	Predecessor - Qtr 1 (Sept 29, 2008 through Oct 14, 2008)	Successor- Qtr 1 (Oct 15, 2008 through Dec 27, 2008)	Qtr 2	Qtr 3	9 months ended June 28, 2009	Qtr 1	Qtr 2	Qtr 3	9 months ended June 29, 2008

Net Loss After Taxes - GAAP	$(0.1)	$0.1	$(0.3)	$(0.3)	$(0.6)	$(0.7)	$(0.7)	$(0.2)	$(1.6)

Add:
Interest Expense		$0.1	$0.1	$-	$0.2	$0.1	$0.1	$-	$0.2
Federal Income Taxes		0.2	0.1	0.1	0.4	-	-	-	-
Depreciation & Amortization		0.6	0.5	0.5	1.6	0.3	0.2	0.1	0.6
EBITDA - Non GAAP	$(0.1)	$1.0	$0.4	$0.3	$1.6	$(0.3)	$(0.4)	$(0.1)	$(0.8)

We have experienced substantial improvement in our EBITDA as compared to our prior year performance.  We have increased our EBITDA by $2.4 million in the nine months ending June 28, 2009 as compared to the nine months ending 2008 (Predecessor), primarily as a result of increased revenue and lower general and administrative costs.  We expect this trend to continue over the next 12 months as our product mix shifts towards more profitable programs and we continue to pursue cost reductions in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.   Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  During the three and nine months, our revenues on legacy periscope programs increased significantly over the prior year while margins significantly decreased.  The legacy periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero.   During 2009, we recognized revenue of $3.7 million from these legacy periscope programs, with a remaining backlog of $1.5 million, $0.4 million of which should be recognized in 2009 and the remaining $1.1 million in the first three quarters of 2010.  We expect our product margins on periscopes to increase over the next 12 months as the legacy programs are completed and are replaced with new awards.

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

Backlog as of June 28, 2009 was $31.7 million as compared to a backlog of $45.6 million as of June 29, 2008.  The following table depicts the current expected delivery by quarter of all contracts awarded as of June 28, 2009.

	2009	2010				2011				2012				2013
Program Backlog (000's)	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1
Howitzer Programs	$0.8	$0.6	$1.7	$1.9	$2.6	$1.7	$0.1	$-	$-	$-	$-	$-	$-	$-
Periscope Programs	2.2	2.0	2.1	2.0	1.3	1.3	0.6	0.7	0.5	0.5	0.9	0.8	-	-
Sighting Systems	1.2	0.4	0.2	0.1	0.1	-	-	-	-	-	-	-	-	-
All Other	1.6	1.2	1.1	0.4	0.2	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Total	$5.8	$4.2	$5.1	$4.4	$4.2	$3.1	$0.8	$0.8	$0.6	$0.6	$1.0	$0.9	$0.1	$0.1

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of June 28, 2009, 12.3% of our outstanding backlog, or $3.9 million of booked orders, fell under this criterion.  Our experience has been that the historically negotiated price differentials have been minimal (5% or less) and accordingly, we do not anticipate any significant downward adjustments on these booked orders.

Three Months Ended June 28, 2009 (Successor) Compared to the Three Months Ended June 29, 2008 (Predecessor)

Revenues.  In the three months ended June 28, 2009, revenues increased by 79.5% over the respective prior period:

Product Line	3 mos ended 6/28/2009 (Successor)	3 mos ended 6/29/2008 (Predecessor)	Change
Howitzer Programs	0.9	0.4	0.5
Periscope Programs	3.0	1.7	1.3
Sighting Systems	1.4	0.6	0.8
All Other	1.7	1.2	0.5
Total	7.0	3.9	3.1

Percent increase			79.5%

Revenues increased significantly across all product lines during the three months ended June 2009 as compared to the same period in 2008.  Significant increases in sales of periscope product lines is attributable to increased demand by GDLS and U.S. government accelerated schedules, whereby, in consideration for increased pricing of approximately $1 million, Optex Systems, Inc. (Delaware) agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs. Of the total periscope revenue increase, approximately 82% is attributable to increased product levels, as compared to 18% due to accelerated pricing.  The ramp up included the addition direct labor headcount of approximately 8 employees, combined with dual sourcing of material on several key components needed to meet the increased production requirements.   Based on our current backlog demand, we expect the periscope revenues to decline in the last half of 2009 as the accelerated orders near completion; however we expect the revenue on periscopes to remain strong in 2010 as we continue to quote and receive awards for additional periscopes from multiple customers.

Revenues in the Howitzer programs increased $0.5 million over the same quarter in the prior year.  During the third quarter of 2009, we worked aggressively with the US Government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third, for which government acceptance approval was obtained on August 25, 2009.   Technical issues experienced on the Howitzer product lines relate to problems with the government technical data and drawing package affecting the manufacturability of the products and the functionality of the product during field use and testing. These issues were resolved through Optex initiated engineering change proposals and customer changes to the statement of work.  As of this date, the issues have been resolve and contract schedules modified accordingly to implement the required changes. With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries on these programs during the last quarter of fiscal year 2009 continuing through 2010.

Sighting Systems revenues increased $0.8 million over the prior year due to the delivery of higher quantities of U.S. government and GDLS sighting systems in the current quarter over prior quarter deliveries, offset with the reduction in shipments to Textron related to a program that ended in 2008.

Increases in the other product line of 42% or $0.5 million for the three months ending June 28, 2009 are a result of increased foreign military sales for azimuth mirror assemblies of $0.4 million combined with new business of $0.1 million in window assemblies.

Cost of Goods Sold. During the quarter ended June 28, 2009, we recorded cost of goods sold of $6.4 million as opposed to $2.9 million during the quarter ended June 29, 2008, an increase of $3.5 million or 120.7%. This increase in cost of goods sold was primarily associated with increased revenue on our periscope lines in support of higher backlog and accelerated delivery schedules, in addition to increased intangible amortization resulting from the acquisition of Optex Systems, Inc. (Texas) (Predecessor) assets from Irvine Sensors Corporation on October 14, 2008. The gross margin during the quarter ended June 28, 2009 (Successor) was 8.6% of revenues as compared to a gross margin of 25.6% for the quarter ended June 29, 2008 (Predecessor).  Product margins decreased substantially to 15.7% for the quarter ended June 28, 2009 (Successor) versus 25.6% for the quarter ended June 29, 2008 (Predecessor) due to a shift in third quarter revenue mix toward less profitable contracts, combined with increased labor costs related to the reallocation of labor costs associated with 10 employees from general and administrative costs to manufacturing overhead in 2009.  Margins were further impacted by higher intangible amortization allocable to cost of goods sold of $0.4 million, and increased reserves for valuations and warranties of $0.1 million, resulting in an overall increase in cost of goods sold of 7.1% of revenues in the quarter ended June 28, 2009.

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

•	Increased costs of $0.2 million in legal, accounting fees, board of directors fees, and investor relations.
•
Lower Salaries and Wages and employee related costs of $0.1 million primarily due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead in cost of sales.  The annualized impact of the personnel move is expected to be a reduction in general and administrative expenses of approximately $0.5 million with an offsetting increase to cost of goods sold.

•	Increased Amortization of Intangible Assets of $0.05 million as a result of the ownership change on October 14, 2008.

Loss from Operations. During the three months ended June 28, 2009, we recorded a loss from operations of $(0.2) million, which was the same as the $(0.2) million loss from operations during the three months ended June 29, 2008.  The loss from operations includes a $0.4 million increase in non-cash amortization of intangible assets as a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor).

Net Loss. During the three months ended June 28, 2009, we recorded a net loss of $(0.3) million, as compared to $(0.2) million for three months ended June 29, 2008, an increase of $(0.1) million or 50.0%.  Federal Income Taxes expense increased by $0.5 million over the prior year as a result of increased profit before intangible amortization expense. The intangible amortization expense is amortized over 5 years for book purposes and is deductable over 15 years for income tax purposes. In 2008, there was no Federal Income Tax expense due to the loss from operations. Excluding the impact of the increased intangible expenses of $0.5 million, we would have recorded net income of $0.2 million for the three months ended June 28, 2009.

Predecessor period of September 29, 2008 through October 14, 2008 and Successor period of October 15, 2008 through June 28, 2009 compared to the Predecessor nine month period ended June 29, 2008.

Revenues the For the nine months ended June 28, 2009 (Combined) revenues increased by 51.1% over the respective prior period (Predecessor) per the table below:

	Predecessor	Successor	Combined	Predecessor
	September 29, 2008 through October 14, 2008	October 15, 2008 through June 28, 2009	9 mos. ended June 28, 2008	9 mos. ended June 29, 2009	Change

Revenue	$0.9	$20.1	$21.0	$13.9	$7.1

Percent increase					51.1%

The table below details the revenue changes by product line in the nine months ended June 28, 2009.

Product Line	9 mos ended 6/28/2009 (Combined)	9 mos ended 6/29/2008 (Predecessor)	Change
Howitzer Programs	1.6	1.7	(0.1)
Periscope Programs	12.1	6.2	5.9
Sighting Systems	3.6	3.2	0.4
All Other	3.7	2.8	0.9
Total	21.0	13.9	7.1

Percent increase			51.1%

Revenues increased significantly across most of the product lines during the nine months ended June 2009 as compared to the same period in 2008.  Significant increases in sales of periscope product lines is attributable to increased demand by GDLS and U.S. government accelerated schedules, whereby, in consideration for increased pricing of approximately $1 million, Optex Systems, Inc. (Delaware) agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs. Of the total periscope revenue increase, approximately 82% is attributable to increased product levels, as compared to 18% due to accelerated pricing.  The ramp up included the addition direct labor headcount of approximately 8 employees, combined with dual sourcing of material on several key components needed to meet the increased production requirements.   During the first 9 months of 2009, Optex had delivered approximately 81% of the accelerated units, with the remaining units to be delivered through the first quarter of 2010.  Based on our current backlog demand, we expect the periscope revenues to decline in the last half of 2009 as the accelerated orders near completion; however we expect the revenue on periscopes to remain strong in 2010 as we continue to quote and receive awards for additional periscopes from multiple customers.

Revenues in the Howitzer programs declined slightly by ($0.1) million over the period in the prior year.  During the third quarter of 2009, we worked aggressively with the US Government to resolved technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third, for which government acceptance approval was obtained on August 25, 2009.   Technical issues experienced on the Howitzer product lines relate to problems with the government technical data and drawing package affecting the manufacturability of the products and the functionality of the product during field use and testing. These issues were resolved through Optex initiated engineering change proposals and customer changes to the statement of work.  As of this date, the issues have been resolve and contract schedules modified accordingly to implement the required changes. With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries on these programs during the last quarter of fiscal year 2009 continuing through 2010.

Sighting Systems revenues increased $0.4 million over the prior year due to the delivery of higher quantities of U.S. government and GDLS sighting systems in the current quarter over prior quarter deliveries, offset with the reduction in shipments to Textron related to a program that ended in 2008.

Increases in the other products of 32% or $0.9 million for the nine months ending June 28, 2009 are a result of increased foreign military sales for azimuth mirror assemblies of $0.4 million combined with new business of $0.1 million in window assemblies and increased volume on spare award awards in the current year over prior year.

Currently we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial 5 year contract award in 2004.  As of June 28, 2009 Optex Systems Holdings has reserved $0.6 million in contract loss reserves on Howitzer programs and $0.1 million on periscope programs for a total of $0.7 million in contract loss reserves.  The total remaining backlog on these loss programs as of June 28, 2009 is $10.8 million.  We are expecting to ship $4.5 of the loss contract backlog in the second half of 2009 and $4.5 million of the existing loss contract backlog in 2010, with the remaining $1.8 million expected to ship in the first quarter of 2011.  As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

Currently we are not experiencing any negative impact due to changes in incremental funding commitments by federal agencies.  There has been one delay in the award of the second delivery order for the U.S. government periscope contract subsequent to June 28, 2009, however as the contract is a dual award between Optex Systems Holdings and a competitor with no volume guaranteed to any single-source, we have not expended any resources in support of the yet to be awarded portion of the contract.  We are anticipating a government award on the contract in the second quarter of 2010.  However, delay of the government procurement is not expected to negatively impacted Optex Systems Holdings’ revenue in 2009, and due to other increased periscope orders from non U.S. government contracts further delays in the award on the prime government contract should not materially affect Optex Systems Holdings in the next 12 months.

Cost of Goods Sold. During the Predecessor period from September 29, 2008 through October 14, 2008, we recorded cost of goods sold of $0.8 million and during the Successor period from October 15 through June 28, 2009 we recorded cost of goods sold of $18.0 million for a total cost of good sold during the nine month period of $18.8 million as compared, to $11.7 million during the nine months ended June 29, 2008, an increase of $7.1 million or 60.7%. This increase in cost of goods sold was primarily associated with increased revenue on certain of our product lines in support of higher backlog and accelerated delivery schedules and increased intangible amortization resulting from the acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor) on October 14, 2008. The gross margin during the Predecessor period beginning September 29, 2008 through October 14, 2008 was $0.1 million and the gross margin for the Successor period beginning October 15, 2008 through June 28, 2009 was $1.9 million for a total of $2.0 million or 9.5% of revenues as compared to a gross margin of 15.8% for the nine months ended June 29, 2008. Product gross margins were down 0.4% to 17.6% for the period ended June 28, 2009 versus 18.0% for the nine months ended June 29, 2008 due to a shift in revenue mix toward less profitable contracts for certain programs, combined with increased labor related to the reallocation of costs associated with 10 employees from the general and administrative costs to manufacturing overhead in 2009.  Margins were further impacted by higher intangible amortization allocable to cost of goods sold of $0.9 million, and increased reserves for valuations and warranties of $0.3 million, resulting in an overall increase in cost of goods sold of 7.1% of revenues in the period ended June 28, 2009 as compared to the nine months ended June 29, 2008.

G&A Expenses. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded operating expense of $0.1 million and during the period from October 15, 2008 through June 28, 2009, we recorded operating expenses of $2.0 million for a total of $2.1 million for the nine months ended June 28, 2009 as opposed to $3.7 million during the nine months ended June 29, 2008, a decrease of $1.6 million or 43.2%.  The components of the significant net decrease in general and administrative expenses as compared to the nine months ended June 29, 2008 are outlined below.

•
Elimination of corporate cost allocations from Irvine Sensors Corporation of $1.5 million and the Irvine Sensors Corporation Employee Stock Bonus Plan of $0.3 million as a result of the ownership change.

•	Increased costs of $0.4 million in legal, accounting fees, board of director fees, and investor relations
•
Lower Salaries and Wages and employee related costs of $0.3 million primarily due to the reclassification of 10 purchasing and planning employees from general and administrative to manufacturing overhead in cost of sales.  The annualized impact of the personnel move is expected to be a reduction in general and administrative expenses of approximately $0.5 million with an offsetting increase to costs of goods sold. This decrease was partially offset by the expense associated with the implementation of a Management Incentive Bonus plan in 2009 of ($0.1) million for a net change of $0.2 million to general and administrative salaries, wages and related employee expenses.

•	Increased Amortization of Intangible Assets of $0.1 million as a result of the ownership change as of October 14, 2008.

Income (Loss) from Operations. During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded income from operations of $0.07 million and for the Successor period from October 15, 2008 through June 28, 2009, we recorded a loss from operations of $(0.09) million for a total net loss of $(0.02) million during the nine month period as opposed to a loss from operations of $(1.5) million during the nine months ended June 29, 2008. This improvement was primarily due to increased sales revenue in the period ended June 28, 2009, combined with reduced general and administrative expenses driven by the elimination of Irvine Sensors Corporation corporate costs pushed down to us in the nine months ended June 29, 2008. The current year loss from operations also includes $1.1 million of non cash amortization of intangible assets as a result of the October 14, 2008 acquisition transaction.

Net Income (Loss). During the Predecessor period from September 29, 2008 through October 14, 2008 we recorded net income of $0.06 million for the period beginning October 15, 2008 through June 28, 2009, we recorded a net loss of $(0.73) million for a total net loss of $(0.67) million during the nine months ended June 28, 2009, as compared to $(1.6) million for nine months ended June 29, 2008, a decrease in net loss of $0.93 million or 58.1%. This decrease in net loss was principally the result of reduced operating expenses related to the elimination of corporate cost allocations from Irvine Sensors Corporation since the successor operating as a stand-alone entity did not incur these costs in the nine months ended June 29, 2008 combined with increased revenue in the period ending June 28, 2009. Federal Income Tax expense increased by $0.5 million over the prior year as a result of increased profit before intangible amortization expense. The intangible amortization expense is amortized over five years for book purposes and is deductible over 15 years for income tax purposes. In 2008, there was no Federal Income Tax expense due to the loss from operations. Excluding the impact of the increased intangible expenses of $1.5 million, we would have recorded net income of $0.8 million for the nine month period ending June 28, 2009.

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

As a result of the purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs are incurred and paid directly by Optex Systems, Inc. (Delaware) for the 2009 fiscal year and have been reflected in the financial statements to the extent incurred through June 28, 2009.

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

Predecessor period of September 29, 2008 through October 14, 2008

Cash and Cash Equivalents. As of October 14, 2008, Optex Systems, Inc. (Texas) (Predecessor) had cash and cash equivalents of $0.3 million, an increase of $0.1 million from the year ended September 29, 2008. The slight increase in cash over September 29, 2008 balances were primarily due to the timing of cash receipts on accounts receivable collections and supplier payments made as of the October 14th Optex Systems, Inc. (Delaware) acquisition. The cash balance as of October 14, 2009 is included as the beginning cash balance for Optex Systems, Inc. (Delaware) (Successor) as of October 15, 2008.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $0.1 million for the Predecessor period of September 29, 2008 through October 14, 2008. Cash provided by operating activities was primarily due to the timing of purchases and accounts receivable collections during the 15 day period prior the Delaware acquisition. During this period, our net inventory increased by $0.9 million to support substantially increased production rates across all of our product lines and our accounts receivable decreased $(1.0) million due to timing of collections from one of our major customers in the second week of October, 2008. Accounts payable and accrued expenses decreased by $(0.2) million due to the timing of cash disbursements prior to the acquisition.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $0.00 million during the Predecessor period beginning September 29, 2008 and ending October 14, 2008. Optex Systems Holdings’ business is labor intensive and we purchase equipment as it becomes necessary.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0.0 million during the Predecessor period beginning September 29, 2008 and ending October 14, 2008.

Successor period of October 15, 2008 through June 28, 2009

Cash and Cash Equivalents. As of June 28, 2009, we had cash and cash equivalents of $0.5 million. During the Successor period of October 15, 2008 through June 28, 2009 we increased cash and cash equivalents by $0.2 million primarily due to the net proceeds received by us in the private placement. A portion of the private placement proceeds was used to acquire additional inventory in support of the higher revenue and production rates during the period and which are expected to continue through year end.

Net Cash Used in Operating Activities. Net cash used in operating activities during the Successor period beginning October 15, 2008 and ending June 28, 2009 totaled $(0.4) million. The primary uses of cash during this period relate to the timing of purchases, accelerated collections on government contracts, and the timing of payments to vendors. Accelerated collections of government contracts was accomplished by offering nominal discounts for prompt payment. Federal Acquisition Regulation Clause 52.232-8 “Discounts for Prompt Payment” permits the offer of nominal discounts on payment terms for government contracts in order to expedite invoice payment. Because many of our programs incur significant, long lead times from material acquisition through production and shipment, it is the standard policy of Optex Systems, Inc. (Delaware) to offer a 0.5% discount for all government invoices paid in net 10 days or less. The normal payment terms on these contracts are net 30. The foregone revenues as a result of the discounted payments equate to less than 0.1% of total revenue reported during the same period. In the period beginning October 15, 2008 and ending June, 28, 2009, our net inventory increased by $1.6 million to support substantially increased production rates across all of our product lines. A large portion of these inventories are progress billable costs and as such were billed to our customer as costs were incurred. As of June 28, 2009, our accounts receivable included approximately $1.5 million in unpaid outstanding progress bills related to these programs, which were paid in July 2009. We expect similar cash flows from operations until at least mid 2010 when our low margin legacy periscope programs are anticipated to end and are replaced with other significant programs as they reach level production rates.

Net Cash Provided by Investing Activities. In the Successor period beginning October 15, 2008 and ending June 28, 2009, net cash provided by investing activities totaled $0.24 million and consisted of cash acquired during the Optex Systems, Inc. (Delaware) Predecessor acquisition as of October 14, 2009 of $0.25 million and cash used to purchase equipment of $(0.01) million during the period.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0.7 million during the period beginning October 15, 2008 through June 28, 2009, The change of $0.7 million is due to receipt of the private placement funds of $0.9 million offset by funds used to repay outstanding loans of $(0.2) million. We raised funds through a private placement for working capital needs, primarily inventory purchases, and additional personnel so support increased revenue and production rates during the period.

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

Warranty Costs: Some of our customers require that we warranty the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery. In the year ended September 28, 2008 and nine months ended June 28, 2009, the company incurred $227,000 and $87,446, respectively of warranty expenses representing the estimated cost of repair or replacement for specific customer returned products still covered under warranty as of the return date and awaiting replacement, in addition to estimated future warranty costs for shipments occurring during the twelve months proceeding September 28, 2008. Future warranty costs were determined, based on estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of sales. Prior to fiscal year 2008, all warranty expenses were incurred as product was replaced with no reserve for warranties against deliveries in the covered period.

On certain periscope product lines the warranty period has been extended from 15 to 24 months due to technical considerations incurred during the manufacture of such products. During June of 2008, Optex Systems, Inc. (Texas) experienced an internal control test failure related to the laser filters used on one of the periscope products. As a result of the internal test failure, Optex implemented a manufacturing process change to eliminate the potential for future failures. We believe the internal control test environment to be significantly more stringent than that which would occur under field conditions, however as a result of the internal test failure and manufacturing process change, we extended our warranty for all product shipped prior to the implemented change. As of the date of this report, Optex Systems Holdings has not received any warranty claims as a result of the condition.

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates to complete and estimates at completion. Estimates at completion include the Company’s incurred costs to date against the contract/order plus management's current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order. If an estimate at completion indicates a potential overrun (loss) against a fixed price contract/order, management generally seeks to reduce costs and /or revise the program plan in a manner consistent with customer objectives in order to eliminate or minimize any overrun and to secure necessary customer agreement to proposed revisions.

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

None..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)       Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc.

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares (3)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	2009 Stock Option Plan (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (2)*

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (2)*

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (2)*

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (2)*

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (2)*

10.11	Form of Subscription Agreement (5)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (4)*

10.13	Single Source Supplier Purchase Orders with SWS Trimac (4)*

10.14	Since Source Supplier Purchase Orders with Danaher Controls (4)*

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (4)*

14.1	Code of Ethics (1)

16	Letter re: Change in Certifying Accountant

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request, and information regarding this confidential treatment request is being separately submitted to the Commission.
(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Amendment No. 2 to Registration Statement on Form S-1 filed on November 12, 2009
(5)	Incorporated by reference from our Form 10-K filed on January 11,2009.

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: January 12, 2010	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: January 12, 2010	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer