Form 10-Q
period 2009-12-27
Optex Systems Holdings Inc
filed 2010-02-10
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Registrant’s telephone number, including area code: (972) 644-0722

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2010: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q
December 27, 2009

INDEX

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 27, 2009

OPTEX SYSTEMS HOLDINGS, INC.

BALANCE SHEETS AS OF DECEMBER 27, 2009 (SUCCESSOR) (UNAUDITED) AND SEPTEMBER 27, 2009 (SUCCESSOR)	F-1

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 27, 2009 (SUCCESSOR) AND FOR THE PERIOD OCTOBER 15, 2008 THROUGH DECEMBER 28, 2008 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-3

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 27, 2009 (SUCCESSOR) AND FOR THE PERIOD OCTOBER 15, 2008 THROUGH DECEMBER 28, 2008 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-4

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED DECEMBER 27, 2009 (SUCCESSOR) AND THE PERIOD OCTOBER 15, 2008 THROUGH DECEMBER 28, 2008 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-6

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-7

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets

	Successor	Successor
	December 27, 2009	September 27, 2009
	(Unaudited)

ASSETS

Current Assets
Cash	$450,872	$915,298
Accounts Receivable	2,114,015	1,802,429
Net Inventory	8,683,366	8,013,881
Deferred Tax Asset	728,879	711,177
Prepaid Expenses	279,569	318,833
Total Current Assets	$12,256,701	$11,761,618

Property and Equipment
Property Plant and Equipment	$1,344,487	$1,341,271
Accumulated Depreciation	(1,115,634)	(1,094,526)

Total Property and Equipment	$228,853	$246,745

Other Assets
Security Deposits	$20,684	$20,684
Intangibles	1,706,201	1,965,596
Goodwill	7,110,415	7,110,415

Total Other Assets	$8,837,300	$9,096,695

Total Assets	$21,322,854	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets - Continued

	Successor	Successor
	December 27, 2009	September 27, 2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$2,445,400	$2,497,322
Accrued Expenses	706,950	671,045
Accrued Warranties	81,530	81,530
Accrued Contract Losses	1,228,792	1,348,060
Loans Payable	250,000	-
Total Current Liabilities	$4,712,672	$4,597,957

Stockholders' Equity

Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding)	$139,445	$139,445
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par, 5,000 authorized, 1,027 series A preferred issued and outstanding)	1	1
Additional Paid-in-capital	16,761,112	16,643,388
Retained Earnings (Deficit)	(290,376)	(275,733)

Total Stockholders' Equity	16,610,182	16,507,101

Total Liabilities and Stockholders' Equity	$21,322,854	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Operations (unaudited)

	Successor	Successor	Predecessor
	Three months Ended December 27, 2009	For the period October 15, 2008 through December 28, 2008	For the period September 29, 2008 through October 14, 2008

Revenues	$5,915,302	$6,392,144	$871,938

Total Cost of Sales	5,160,402	5,565,182	739,868

Gross Margin	$754,900	$826,962	$132,070

General and Administrative
Salaries and Wages	$165,151	$136,847	$22,028
Employee Benefits & Taxes	48,525	98,165	495
Employee Stock/Option Bonus Plan	22,500	4,812	(4,812)
Amortization of Intangible	79,823	101,159	-
Rent, Utilities and Building Maintenance	53,475	42,840	12,493
Investor Relations	87,405	-	-
Legal and Accounting Fees	50,740	75,860	360
Consulting and Contract Service Fees	55,416	68,795	10,527
Travel Expenses	10,466	13,319	-
Board of Director Fees	37,500	12,500	-
Other Expenses	77,565	20,128	16,155
Total General and Administrative	$688,566	$574,425	$57,246

Operating Income (Loss)	$66,334	$252,537	$74,824

Other Expenses
Other Income and Expense	$-	$(436)	$-
Interest (Income) Expense - Net	3,455	82,806	9,492
Total Other	$3,455	$82,370	$9,492

Income (Loss) Before Taxes	$62,879	$170,167	$65,332
Income Taxes (Benefit)	(17,702)	263,654	-

Net Income (Loss)	$80,581	$(93,487)	$65,332

Less preferred stock dividend	$(95,224)	$-	$-

Net income (loss) applicable to common shareholders	$(14,643)	$(93,487)	$65,332

Basic and diluted loss per share	$(0.00)	$(0.00)	$6.53

Weighted Average Common Shares Outstanding	139,444,940	50,000,000	10,000

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Cash Flows (unaudited)

	Successor	Successor	Predecessor
	Three months ended December 27, 2009	For the period October 15, 2008 through December 28, 2008	For the period September 29, 2008 through October 14, 2008

Cash flows from operating activities:
Net Income (Loss)	$80,581	$(93,487)	$65,332

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,504	544,549	9,691
Provision for (use of) allowance for inventory valuation	(44,433)	33,273	27,363
Noncash interest expense	3,455	82,798	9,500
Stock Option Compensation Expense	22,500	-	-
(Increase) decrease in accounts receivable	(311,586)	(720,394)	1,049,802
(Increase) decrease in inventory (net of progress billed)	(625,052)	(497,852)	(863,566)
(Increase) decrease in other current assets	39,264	242,154	18,541
(Increase) decrease in deferred tax asset	(17,702)	-	-
Increase (decrease) in accounts payable and accrued expenses	(19,473)	574,415	(186,051)
Increase (decrease) in accrued warranty costs	-	29,397	-
Increase (decrease) in due to parent	-	-	1,428
Increase (decrease) in accrued estimated loss on contracts	(119,268)	(63,263)	(15,304)
Increase (decrease) in income taxes payable	-	263,654	-
Total adjustments	$(791,791)	$488,731	$51,404
Net cash (used)/provided by operating activities	$(711,210)	$395,244	$116,736

Cash flows from investing activities:
Cash Received through Optex Texas acquisition		$253,581	$-
Purchased of property and equipment	(3,216)	(12,189)	(13,338)
Net cash used in investing activities	$(3,216)	$241,392	$(13,338)

Cash flows from financing activities:
Proceeds (to) from Loans Payable	250,000	(139,484)	(20,000)

Net cash (used in) provided by financing activities	$250,000	$(139,484)	$(20,000)

Net increase (decrease) in cash and cash equivalents	$(464,426)	$497,152	$83,398
Cash and cash equivalents at beginning of period	915,298	-	170,183
Cash and cash equivalents at end of period	$450,872	$497,152	$253,581

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Cash Flows (unaudited) - continued

	Successor	Successor	Predecessor
	Three months ended December 27, 2009	For the period October 15, 2008 through December 28, 2008	For the period September 29, 2008 through October 14, 2008

Noncash investing and financing activities:

Optex Delaware (Successor) purchase of Optex Texas (Predecessor)
Cash received	-	253,581	-
Accounts Receivable	-	1,404,434	-
Inventory	-	5,383,929	-
Intangibles	-	4,036,790	-
Other Assets	-	632,864	-
Accounts Payable	-	(1,953,833)	-
Other Liabilities	-	(1,868,180)	-
Debt	-	(6,000,000)	-
Goodwill	-	7,110,415	-
Issuance of Stock	$-	$9,000,000	$-

Conversion of Debt to Series A Preferred Stock
Additonal Paid in Capital (6,000,000 Debt Retirement plus accrued interest of $159,780)	$-	$6,159,780	$-

Supplemental cash flow information:
Cash paid for interest	$-	3,817	$-
Cash paid for taxes	$-	-	$-

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc., (formerly known as Sustut Exploration, Inc.), a Delaware corporation, along with Optex Systems, Inc., a privately held Delaware corporation, which is a wholly-owned subsidiary of Optex Systems Holdings, also known as Successor, entered into a reorganization agreement and plan of reorganization, pursuant to which Optex Systems, Inc. (Delaware) was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc. and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

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

On February 20, 2009, Sileas Corporation., a newly-formed Delaware corporation, owned by present members of the company’s management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Delaware), representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc. (Delaware), in a private transaction (the “Acquisition”).  See Note 4.

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

The Company’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of December 27, 2009, Optex Systems Holdings operated with 107 full-time equivalent employees.

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

The accompanying financial statements include the results of operations and cash flows of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the Successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction, for the three months ending December 27, 2009 and the period from October 15, 2008 through December 28, 2008 and the results of operations and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.  The accompanying financial statements include the balance sheets at December 27, 2009 and September 27, 2009 for Optex Systems, Inc. (Delaware), the accounting acquirer.

These financial statements have been presented as subsidiary-only financial statements, reflecting the statements of operations and cash flows of the subsidiary as a stand-alone entity.

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

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Optex Systems Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in Optex Systems Holdings’ Form 10-K and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of December 27, 2009, and September 27, 2009 inventory included:

	As of December 27, 2009	As of September 27, 2009
	(unaudited)

Raw Materials	$6,466,594	$7,161,241
Work in Process	5,204,940	4,043,308
Finished Goods	260,230	245,056
Gross Inventory	$11,931,764	$11,449,605
Less:
Unliquidated Progress Payments	(2,738,005)	(2,880,898)
Inventory Reserves	(510,393)	(554,826)
Net Inventory	$8,683,366	$8,013,881

Stock-Based Compensation:  In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments.     FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Income Tax/Deferred Tax:  FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, “Accounting for Income Taxes”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes.  The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings.  The difference between the income tax expense and pretax accounting income is primarily attributable to $114,945 of deductable expenses representing permanent timing differences between book income and taxable income for the amortization of goodwill.  This expense is deductable over 15 years for income tax purposes but is not amortized for accounting purposes.  The tax effect of this permanent timing difference is a reduction of income tax expense of $39,081 for the period ended December 27, 2009.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The potentially dilutive securities the Company has outstanding are convertible preferred stock, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any convertible preferred dividends and the denominator is increased to include the number of additional common shares if converted. The Company uses Treasury Stock Method to compute the diluted effect of stock options and warrants. Convertible preferred stocks, stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended December 27, 2009, 1,027 convertible preferred stocks and 2,665,649 stock options were excluded as antidilutive. There were no dilutive convertible securities issued and outstanding for the periods ended December 28, 2008 (successor) or October 14, 2008 (predecessor).

Note 3 - Recent Accounting Pronouncements

In June 2008, FASB issued FASB ASC 260-10-55 (Prior authoritative literature:  FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  FASB ASC 260-10-55 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share, and we will need to calculate basic earnings per share using the "two-class method." Restricted stock is currently included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FASB ASC 260-10-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ended December 27, 2009.  Adoption of FASB ASC 260-10-55 did not have a material effect on Optex Systems Holdings’ financial statements.

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

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").  FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  Optex Systems Holdings adopted these provisions at the beginning of the interim period ended December 27, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

In December 2007, FASB issued FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations”) and FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”). These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. FASB ASC 805 and FASB ASC 810-10-65 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The adoption of FASB ASC 805 and FASB ASC 810-10-65 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

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

In May 2008, FASB issued FASB ASC 944 (Prior authoritative literature:  SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Optex Systems Holdings adopted these provisions at the beginning of the interim period ended December 27, 2009.  The adoption of issued FASB ASC 944 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

Note 4 — Acquisition of Substantially All of the Assets of Optex Systems, Inc. (Texas)

Acquisition of Assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware) on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware), in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd. owned Optex Systems, Inc. (Delaware) together until February 20, 2009, when Longview sold 100% of its equity and debt interests in Optex Systems, Inc. (Delaware) to Sileas, as discussed below.

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

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings, executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405. The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum. In the event Optex Systems Holdings sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a reorganization into Sileas or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand. In the event that such a major transaction occurs prior to the maturity date resulting in Sileas receiving net consideration with a fair market value in excess of the principal and interest due under the terms of the secured note, (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the Optex Consideration. The obligations of Sileas under the note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

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

The accompanying unaudited pro forma financial information for the consolidated successor three months ended December 27, 2009 and combined successor and predecessor three months ended December 28, 2008 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the three months ended December 27, 2009 and December 28, 2008 as if the acquisition of Optex Systems, Inc. (Texas) and reorganization plan had occurred on the first day of each of the years.

	Unaudited
	Three Months Ended
	December 27, 2009	December 28, 2008
Revenues	5,915,302	7,264,082
Net Income (Loss) attributable to common shareholders	(14,643)	(65,010)
Diluted earnings per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	139,444,940	138,914,940

The pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from Irvine Sensors Corporation and the elimination of employee stock bonus compensation previously allocated from Irvine Sensors Corporation to reflect the costs of the ongoing entity.

Note 6 - Commitments and Contingencies

Leases

As of December 27, 2009, Optex Systems Holdings leased its office and manufacturing facilities under two non-cancellable operating leases expiring November 2009 and February 2010 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.  Optex Systems Holdings concluded negotiations on an extension of its lease on the existing facilities effective as of January 4, 2010 (see Subsequent Events).  Total expenses under the existing facility lease agreements as of the three months ended December 27, 2009 was $77,350 and total expenses for manufacturing and office equipment was $8,134.  Total expenses under these facility lease agreements for the three months ended December 28, 2008 was $77,350.  Total expenses for manufacturing and office equipment for the three months ended December 28, 2008 was $13,715.

As of December 27, 2009, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space (taking into effect January 4, 2010 extension of the lease for the existing facilities) are as follows:

Operating
Leases
Fiscal Year
2010	$59,194
2011	246,292
2012	229,539
2013	231,574
2014	241,748
2015	201,457
Total minimum lease payments	$1,209,804

Pursuant to the terms of the amendment to the facilities lease, there is no base rent payment due from March 1, 2010 through July 31, 2010, and the total value of this rent abatement is $133,898.  The value of the deferred rent expense will be amortized monthly at a rate of $1,998 per month over the remaining life of the lease.  The total expected facilities rent expense for the remaining nine months of 2010 is $154,168 or $51,389 per quarter.

Note 7 - Debt Financing

Related Parties

Short Term Note Payable/Longview Fund -    On October 27, 2009, Optex Systems Holdings borrowed $250,000 from the Longview Fund pursuant to a promissory note, with an original maturity date of December 1, 2009, but as of an allonge dated January 5, 2010 the term of the note was extended until July 15, 2010.  The note bears interest at the rate of 10% per annum, and all accrued and unpaid interest will be due upon maturity.  However, Optex Systems Holdings is required to make a prepayment equal to 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds to Optex Systems Holdings are at least $900,000, with any remaining unpaid balance due on July 15, 2010.  In exchange for the extension, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of its restricted common stock with an exercise price of $0.15 per share for a term of three years.

Short term note payable (Qioptic) - On November 20, 2008, Optex Systems, Inc. (Delaware) issued a promissory note to Qioptiq Limited in the amount of $117,780. The note originated as a trade payable as of September 28, 2008 in the amount of $227,265, and was paid in full including accrued interest as of March 29, 2009.

Note 8 – Intangible Assets and Goodwill

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

Goodwill was tested for impairment as of September 27, 2009 using a fair value approach and based on the review, no impairment was required.

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:
Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted Indefinite Delivery/Indefinite Quantity awards	1,273,222
Total Intangible Asset to be amortized	$4,036,789

The amortization of identifiable intangible assets associated with the Optex Systems Inc. (Texas) acquisition on October 14, 2008 expensed for the three months ended December 27, 2009 was $259,395.  The allocation between manufacturing cost of sales and general and administrative cost was $179,572 and $79,823, respectively. The amortization of identifiable intangible assets expensed for the three months ended December 28, 2008 was $517,798.  The allocation between manufacturing cost of sales and general and administrative cost was $416,640 and $101,158, respectively. The identifiable intangible assets and recorded goodwill are amortized over five years for book purposes and over 15 years for income tax purposes.  As of the December 27, 2009, the total unamortized balance of intangible assets was $1,706,201.  The amortizable intangible assets were tested for impairment as of September 27, 2009 utilizing undiscounted, projected cash flows and based upon this analysis, no impairment was noted. Subsequent to the review, there have been no material changes to our assumptions or estimates that would result in impairment.  However, we intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

Identifiable intangible assets primarily consist of customer and program backlog.  The remaining unamortized balance of intangible assets will be amortized between general and administrative expenses and costs of sales over their remaining respective estimated useful lives as follows:

		2010	2011	2012	2013
Contracted backlog amortized by delivery schedule	COS	$538,718	$126,158	$19,614	$4,762
Contracted backlog amortized by delivery schedule	G&A	48,485	11,354	1,765	427
Program backlog amortized straight line across 5 years	G&A	190,983	254,645	254,645	254,645
Total Amortization by Year		$778,186	$392,157	$276,024	$259,834

Note 9-Stock Based Compensation

On March 26, 2009, the Board of Directors of Optex Systems Holdings adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to  Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings.

Options granted under the 2009 Stock Option Plan vest as determined by the Board of Directors of Optex Systems Holdings or any committee set up to act as a compensation committee of the Board of Directors and terminate after the earliest of the following events: (i) expiration of the option as provided in the option agreement, (ii) 90 days following the date of termination of the employee, or (iii) ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. Optex Systems Holdings recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock is determined by the Board of Directors or compensation committee (when one is established), provided that with respect to incentive stock options, the option price per share will in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive stock option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings’ stock, will have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

 On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 per share were granted to an officer of Optex Systems Holdings.  These options vest as follows: 34% after the first year, and 33% each after the second and third years.  These options have a seven year term from the date of issuance.  On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including options to purchase 250,000 shares to one executive officer.  These stock options vest 25% per year after each year of employment and have a seven year term from the date of issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 1,174,786 of the 1,267,000 shares will vest as of the end of the contract term.  As of December 27, 2009, none of the stock options had vested and 16,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $22,500 for the three months ended December 27, 2009.  There were no stock options or shares granted or outstanding as of December 28, 2008; therefore, no compensation expense was recorded during that period.  The impact of this expense was immaterial to the basic and diluted net loss per share for the three months ended December 27, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three months ended December 27, 2009 estimated deferred tax assets related to option compensation costs were $7,650 and have been recorded to reflect the tax effect of the financial statement expense.  There was no similar tax effect related to option compensation costs for the three months ended December 27, 2009 related to these stock options.  No tax deduction is allowed for incentive stock options. Accordingly, no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  The fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares on the grant date.   Further, the expected volatility was calculated using the historical volatility of a diversified index of companies in the defense, homeland security, and space industry in accordance with FASB ASC 718-10-S99-1 (Prior authoritative literature:  Question 6 of SAB Topic 14.D.1).  In making this determination and trying to find another comparable company, Optex Systems Holdings considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of Optex Systems Holdings, similar companies with sufficient historical data were not available.   Optex Systems Holdings utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as Optex Systems Holdings.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option grant.  Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that the company does not presently have any intention of paying cash dividends on its common stock. The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Three months ended
December 27, 2009

Expected dividend yield	0%
Expected stock price volatility	23.6%
Risk-free interest rate (1)	2.8%-4.07%
Expected life of options	4.5 to 7 Years

(1)     2.8% for grant expected life less than 7 years
(2)     4.07% for grant expected life of 7 years.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/27/09	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	312,750	05/13/2016	05/14/2010
05/14/09	316,750	0.15	312,750	05/13/2016	05/14/2011
05/14/09	316,750	0.15	312,750	05/13/2016	05/14/2012
05/14/09	316,750	0.15	312,750	05/13/2016	05/14/2013
Total	2,681,649		2,665,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September 27, 2009	2,667,649	$0.21	5.14	560,206
Granted – 2010	-	$-	-	-
Forfeited – 2010	(2,000)	$-	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of December 27, 2009	2,665,649	$-	4.89	$-

Exercisable as of December 27, 2009	0	$-	-	$-

The weighted-average grant date fair value of options granted during the three months ended December 27, 2009 was $0.14 and the total intrinsic value of options exercised during the three months ended December 27, 2009 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2009	2,667,649	$0.14
Non-vested granted — three months ended December 27, 2009	-	$0.00
Vested — three months ended December 27, 2009	-	$0.00
Forfeited — three months ended December 27, 2009	(2,000)	$0.14
Non-vested as of December 27, 2009	2,665,649	$0.14

As of December 27, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $297,999.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the three months ended December 27, 2009 was $0.

During the fiscal year ended September 27, 2009, Optex Systems issued 480,000 shares of common stock at a market value of $0.30 per share for a total $144,000 and paid $150,000 cash to a vendor in support of an investor relations agreement executed on June 29, 2009. Pursuant to the agreement, the shares are earned over the life of the contract at the rate of 40,000 shares per month through June 2010.  During the three months ended December 27, 2009, Optex Systems expensed $36,000 for shares earned and the unamortized balance of shares issued against the contract is $72,000 to be expensed through the third fiscal quarter of 2010.

There were no stock options issued to Optex Systems, Inc. (Texas) employees or equity instruments issued to consultants and vendors in three months ended December 28, 2008.

Note 10  –  Stockholders Equity

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

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware), in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd. both owned Optex Systems, Inc. (Delaware) until February 20, 2009, when Longview sold 100% of its equity and debt interests in Optex Systems, Inc. (Delaware) to Sileas Corp., as discussed below.

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

The company granted an officer at the consummation of the reorganization, options to purchase 1,414,649 shares with an exercise price of $0.15 per share. The options vest 34% one year following the date of grant, and 33% on each of the second and third anniversaries following the date of grant. See Note 9 - Stock Based Compensation.

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

On March 27, 2009, Sileas and Alpha exchanged their promissory notes in the total amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A preferred stock. On March 30, 2009, shares of Optex Systems, Inc. (Delaware) Series A preferred stock was exchanged on a 1:1 basis for Series A preferred stock of Optex Systems Holdings.  As of the three months ended December 27, 2009 Optex Systems Holdings recorded $95,224 of dividends payable on Series A preferred shares.

Cancellation of Common Stock

On June 29, 2009, Optex Systems Holdings cancelled an investor relations agreement resulting in the return of 700,000 shares of common stock previously issued by Sustut prior to the reverse merger on March 30, 2009.  The shares were valued at $105,000, returned to Optex System Holdings, and then cancelled. (see also Note 9 regarding new investor relations shares issued).

Note 11 — Subsequent Events

Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the renewal:

•	The lease term is extended until July 31, 2015.
•	The base rent during the extended term is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $195,352.00 improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Optex Systems Holdings has evaluated subsequent events for the period December 27, 2009 through February 9, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required disclosure in its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at December 27, 2009. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 27, 2009, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Many of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery.  To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

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

As a result of the  purchase of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs are incurred and paid directly by Optex Systems, Inc. (Delaware) and have been reflected in the 2009 and 2010 financial results to the extent incurred for the periods presented herein.

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

Results of Operations

Based on the current level of deliverable backlog, we expect the next three months’ revenues to be consistent with the total for the periods September 29, 2008 through October 14, 2008 (Predecessor) and October 15, 2008 through December 27, 2009 (Successor).  In addition, future business includes expected awards yet to be determined.  Although the current range of products being manufactured is dependent on the receipt of continued and timely funding to existing programs, the most recent proposed federal budget is not expected to impact any of our existing programs in the near term.

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

	Successor - Three months ended December 27, 2009	Combined - Three months ended December 28, 2008	Predecessor - (September 29, 2008 through October 14, 2008)	Successor - (October 15, 2008 through December 27, 2008)

Net Loss Applicable to Common Shareholders – GAAP	$-	$-	$(0.1)	$0.1
Add:
Interest Expense	-	0.1		0.1
Preferred Stock Dividend	0.1
Federal Income Taxes (Benefit)	-	0.2		0.2
Depreciation & Amortization	0.3	0.6		0.6
EBITDA - Non GAAP	$0.4	$0.9	$(0.1)	$1.0

Our EBITDA declined by $0.5 million in the three months ended December 27, 2009 as compared to the prior year performance for the same period.  The EBITDA reduction for the quarter was primarily attributable to the lower sales revenue of $1.3 million, lower product margins related to the mix of product lines shipped during the quarter, and higher general and administrative spending of $0.1 million.  Based on recent increases in periscope orders from multiple customers, we expect our revenues to increase over the next three quarters and our product mix to shift toward more profitable programs beginning in the third quarter of 2010.  We continue to pursue cost efficiencies in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.   Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  The legacy periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero.  During the three months ended December 27, 2009, we recognized revenue of $0.7 million from these legacy periscope programs, with a remaining backlog of $0.5 million, which should be recognized by the end of the third quarter of 2010.  We expect our product margins on periscopes to increase each quarter as the legacy programs are completed and are replaced with new awards.

We are aggressively pursuing additional, potentially higher margin periscope business, and in May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from TACOM.  If all government forecasted delivery orders against this Indefinite Delivery/Indefinite Quantity contract are awarded and if we were to share equally with the other supplier in the awarded releases, the total value of the contract to us could be valued at approximately $7.5 million over the next three years.  In June 2009, we received an additional $3.4 million dollar award from GDLS and in September 2009, an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract. The total orders recorded for all product lines in the three months ended December 27,2009 was $7.7 million of which $7.4 million related to periscope business from several customers.  The total backlog increased $1.7 million during the same period, net of current quarter shipments.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor), the company’s amortizable intangible assets increased significantly in 2009 over prior years. We expect the intangible amortization expense to decline $1.0 million in the year ended September 27, 2010 from $2.0 million  in the year ended September 27, 2009.

Backlog as of December 27, 2009 was $28.2 million as compared to a backlog of $30.9 million as of December 28, 2008.  The following table depicts the current expected delivery by quarter of all contracts awarded as of December 27, 2009.

	FY2010			FY2011				FY2012				FY2013
Program Backlog (millions)	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2
Howitzer Programs	$1.2	$1.8	$2.6	$1.7	$0.1	$-	$-	$-	$-	$-	$-	$-	$-
Periscope Programs	3.0	2.9	2.3	1.5	1.8	1.0	0.7	0.7	1.2	0.9	0.6	0.3	0.2
Sighting Systems	0.2	0.1	0.1	-	-	-	-	-	-	-	-	-	-
All Other	1.4	0.8	0.3	0.2	0.1	0.1	0.1	0.1	0.1	-	0.1	-	-
Total	$5.8	$5.6	$5.3	$3.4	$2.0	$1.1	$0.8	$0.8	$1.3	$0.9	$0.7	$0.3	$0.2

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

In the event a termination for convenience were to occur, these Federal Acquisition Regulation  clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably incurred up to and as a result of the terminated contract. In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from us. We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the company as defined by Federal Acquisition Regulation clause 52.249-8. In addition, the Government may require us to transfer title and deliver to the Government any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that we have specifically produced or acquired for the terminated portion of this contract. The Government shall pay contract price for completed supplies delivered and accepted, and we and the Government would negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of December 27, 2009, none of our outstanding backlog fell under this criterion.

Three Months Ended December 27, 2009 (Successor) Compared to the Three Months Ended December 28, 2008 (combined Predecessor and Successor)

Revenues.  In the three months ended December 27, 2009, revenues decreased by 19.2% from the respective prior period in 2008:

Product Line	Three months ended 12/27/09	Three months ended 12/28/08	Change

	(Successor)	(Combined)
Howitzer Programs	$1.0	$0.5	$0.5
Periscope Programs	3.1	4.8	(1.7)
Sighting Systems	0.5	1.0	(0.5)
All Other	1.3	1.0	0.3
Total	$5.9	$7.3	$(1.4)

Percent increase (decrease)			(19.2%)

Revenues decreased 35% on our periscope line during the three months ended December 27, 2009 as compared to the three months ended December 28, 2008.  During the first quarter of fiscal year 2009, periscope production from one of our major periscope contracts had been accelerated to compensate for production delays that occurred during the last quarter of fiscal year 2008.  The delay was a result of a manufacturing control test failure related to the environmental testing of one of the products.  Subsequent to the environmental control test failure, Optex Systems Holdings implemented a manufacturing process change to eliminate the potential for future failures and increased the production rate in the first three months of fiscal 2009 to compensate for the previous delay.  Based on our current backlog demand, we expect the revenue from our periscope product lines to remain consistent during the balance of the 2010 fiscal year as we continue to quote and receive awards for additional periscopes from multiple customers.

Revenues from the Howitzer programs increased $0.5 million or 100% over the same quarter in the prior year.  During the third quarter of 2009, we worked aggressively with the US Government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third program, for which government acceptance approval was obtained on August 25, 2009.   These issues were resolved through Optex initiated engineering change proposals and customer changes to the statement of work, and contract schedules modified accordingly to implement the required changes. With the successful implementation of these changes in place, we expect to increase program deliveries on these programs throughout 2010.

Sighting Systems revenues decreased $0.5 million or 50% over the three months ended December 28, 2008 as our U.S. Government delivery order on back up sighting units was completed in the last fiscal quarter of 2009.  We currently do not have a follow on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  Thus, we expect additional volume awards for the contract in the next year.  We continue to ship sighting systems pursuant to other contracts to both U.S. government and non U.S. government customers and are currently bidding on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries beginning in fiscal year 2010.

Increases in the other product line of 30% or $0.3 million for the three months ending December 27, 2009 are a result of increased sales of PVS-4 and TVS-5 night vision eyepiece and objective lens assemblies to the U.S. government.  We expect to have increases in other product line revenues through the second quarter of 2010 as we continue to ship against the existing backlog on these units.

Currently, we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial 5 year contract award in 2004.  As of December 27, 2009, Optex Systems Holdings has reserved $1.2 million in contract loss reserves on these programs with a remaining backlog of $7.9 million.  We are expecting to ship $6.1 million of the existing loss contract backlog in 2010, with the remaining $1.8 million expected to ship in early fiscal year 2011.  As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

Currently, we are not experiencing any negative impact due to changes in incremental funding commitments by federal agencies.  There has been one delay in the award of the second delivery order for the U.S. government periscope contract subsequent to December 28, 2008, however as the contract is a dual award between Optex Systems Holdings and a competitor with no volume guaranteed to any single-source, we have not expended any resources in support of the yet-to-be awarded portion of the contract.  We are anticipating a government award on the contract in the second quarter of 2010.  However, delay of the government procurement is not expected to negatively impact Optex Systems Holdings’ revenue in 2010, and due to other increased periscope orders from non U.S. government contracts, further delays in the award on the prime government contract should not materially affect Optex Systems Holdings’ revenues in the next 12 months.

Cost of Goods Sold. During the quarter ended December 27, 2009, we recorded cost of goods sold of $5.2 million as opposed to $6.3 million during the combined predecessor and successor quarter ended December 28, 2008, a decrease of $1.1 million or 17.5%. This decrease in cost of goods sold was primarily associated with decreased revenue on our glass periscope line from the prior year quarter, in addition to decreased intangible amortization in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 associated with the Optex Systems, Inc. (Texas) acquisition on October 14, 2008. The gross margin during the quarter ended December 27, 2009 (Successor) was 11.9% of revenues as compared to a gross margin of 13.7% for the quarter ended December 28, 2008 (combined predecessor and successor).  Product margins decreased to 17.0% for the quarter ended December 27, 2009 (Successor) versus 20.5% for the quarter ended December 28, 2008 (combined Predecessor and Successor) due to a shift in first quarter revenue mix toward less profitable contracts, gross margins were further impacted by a decrease in intangible amortization allocable to cost of goods sold of $0.24 million, and lower reserves for valuations and warranties of $0.02 million.  Amortization of intangibles and inventory reserve adjustments accounted for 5.1% of cost of goods sold in the quarter ended December 27, 2009 as compared to 6.8% in quarter ended December 28, 2008.

G&A Expenses. During the three months ended December 27, 2009, we recorded operating expenses of $0.7 million as opposed to $0.6 million during the three months ended December 28, 2008, an increase of $0.1 million or 16.7%.  The primary driver of the increased general and administrative costs relate to increased investor relations fees.

Operating Income (Loss). During the three months ended December 27, 2009, we recorded operating income of $0.1 million, as compared to operating income of $0.3 million during the three months ended December 28, 2008.  Operating income is lower in the current quarter as compared to the prior year quarter due to lower revenues of $1.3 million, combined with changes in product mix effecting current quarter gross margin and higher general and administrative spending of $0.1 million for investor relations costs.

Net Income (Loss) applicable to common shareholders. During the three months ended December 27, 2009, we recorded a net loss of ($0.01) million, as compared to ($0.03) million for three months ended December 28, 2008, a reduction in loss of $0.02 million or 67%.  The decrease in net loss is primarily attributable to reduced income taxes for the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. The intangible amortization expense is amortized over 5 years for book purposes and over 15 years for income tax purposes.

Liquidity and Capital Resources

Subsequent to the asset acquisition from Irvine Sensors on October 14, 2008 and the reverse merger and reorganization on March 30, 2009, Optex Systems Holdings raised additional cash through a private equity sale that generated gross proceeds of $1.0 million.  As a result of the new capital, Optex Systems Holdings has acquired the necessary inventory and personnel resources required to operate at the higher revenue levels, and improve the company’s working capital position.  On October 27, 2009, Optex secured a short term note payable from the Longview Fund in the amount of $250,000 bearing interest at 10% per annum.  The note matures July 15, 2010 and the principal amount and all accrued and unpaid interest thereon will be repaid on or before the maturity date.

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

Period of September 28, 2009 through December 27, 2009

Cash and Cash Equivalents. As of December 27, 2009, we had cash and cash equivalents of $0.5 million. During the period of September 28, 2009 through December 27, 2009 we decreased cash and cash equivalents by $0.4 million primarily due to the timing of accounts receivable collections and supplier payments in support of increased inventory.

Net Cash Used in Operating Activities. Net cash used in operating activities during the period starting September 28, 2009 and ending December 27, 2009 totaled $0.7 million. The primary uses of cash during this period relate to increases in inventory in support of new periscope orders from non U.S. Government customers and higher production volume on our U.S government Howitzer programs, which generally contain higher material content than other product lines.  In addition, we have experienced an overall shift in revenues and accounts receivable in the current quarter from government to non government customers.  Our non U.S. government customers increased to 61% of revenue for the three months ended December 27, 2009 as compared to 49% of total revenues for the fiscal year ended September 27, 2009.  These customers generally pay slower than the U.S. government, often beyond the 30 day terms and up to 45-50 days as compared to direct U.S. government shipments which typically pay in 30 days or less.  In the period of September 28, 2009 through December 27, 2009, our net inventory increased by $0.6 million.  A portion of these inventories are progress billable costs and as such were billed to our customer as costs were incurred. As of December 27, 2009, our accounts receivable included approximately $0.1 million in unpaid outstanding progress bills related to these programs, which were paid in January 2010.  We expect the cash used in operating activities to decline significantly in the next quarter as revenues increase and our low margin legacy periscope programs are anticipated to end.  The second half of fiscal 2010 is expected to provide significant cash from operating activities as new orders reach level production rates and material purchases on our Howitzer programs near completion.

Net Cash (Used) Provided by Investing Activities. In the three months ended December 27, 2009, net cash used by investing activities totaled ($0.003) million and consisted of interest expense on short term notes payable during the period.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0.3 million during the three months ended December 27, 2009 as a result of a short term note payable from Longview in November 2009.  The proceeds of the note were used to secure inventory from several key suppliers in support of new periscope orders and higher purchasing and production volume on our Howitzer programs during the period.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718

Revenue Recognition:  Optex recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35 (Prior authoritative literature:  SOP 81-1 “Accounting for Performance of Construction–Type and certain Production –Type Contracts”):

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

Optex contracts are fixed price production type contracts whereas a defined order quantity is delivered to the customer in a continuous or sequential production process to buyers specifications (build to print).  Our deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from 3 to 36 months.

Warranty Costs: Some of our customers require that we warranty the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery. In the year ended September 27, 2009 Optex Systems Holdings recognized income of $145,470 for unrecognized warranty costs due to an improvement in the experience rate for warranties expiring in 2009 and for the three months ended December 27, 2009, the company did not incur any warranty expenses. On certain periscope product lines the warranty period has been extended from 15 to 24 months due to technical considerations incurred during the manufacture of such products. During June 2008, Optex Systems, Inc. (Texas) experienced a manufacturing control test failure related to the environmental testing of one of its products. As a result of the environmental control test failure, Optex implemented a manufacturing process change to eliminate the potential for similar future failures. We believe our manufacturing control test environment to be significantly more stringent than that which would occur under field conditions, however as a result of the internal test failure and manufacturing process change, we extended our warranty for all product shipped prior to the implemented change. As of the date of this report, Optex Systems Holdings has not received any warranty claims as a result of the condition.

As of December 27, 2009, Optex Systems Holdings has $81,530 in warranty reserves to cover future warranty costs.  Future warranty costs were determined based on estimated cost of replacement for expected returns factored by our most recent experience rate of defects as a percentage of sales.  Prior to fiscal year 2008, all warranty costs were expensed as incurred as product was replaced with no reserve for warranties against deliveries in the covered period.

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

For the fiscal quarter ended December 27, 2009 and year ended September 27, 2009, estimated loss reserves were $1.2 million and $1.3 million, respectively.  Decreases in estimated loss reserves from the year ended September 27, 2009 of $0.1 million is attributable to shipments against these loss programs in the first fiscal quarter of 2010.

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

Recent Accounting Pronouncements

In June 2008, FASB issued FASB ASC 260-10-55 (Prior authoritative literature:  FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). FASB ASC 260-10-55 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share, and we will need to calculate basic earnings per share using the "two-class method." Restricted stock is currently included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FASB ASC 260-10-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ended December 27, 2009.  Adoption of FASB ASC 260-10-55 did not have a material effect on Optex Systems Holdings’ financial statements.

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

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  Optex Systems Holdings adopted these provisions at the beginning of the interim period ended December 27, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

In December 2007,FASB issued FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations”) and FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”) . These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. FASB ASC 805 and FASB ASC 810-10-65 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The adoption of FASB ASC 805 and FASB ASC 810-10-65 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

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

In May 2008, FASB issued FASB ASC 944 (Prior authoritative literature:  SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60  "). FASB ASC 944 interprets Statement 60 and amends existing  accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Optex Systems Holdings adopted these provisions at the beginning of the interim period ended December 27, 2009.  The adoption of issued FASB ASC 944 did not have a material impact on Optex Systems Holdings’ financial position, results of operations, or cash flows.

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

Optex Systems Holdings does not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Form 10-Q. In various filings Optex Systems Holdings has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 27, 2009, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 27, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

During the first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.  As of December 27, 2009, we had approximately $1.2 million of loss provision accrued for these fixed price contracts.

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

Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition.  Valuation of intangible assets, such as goodwill, requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, maintaining customer relationships and renewing customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our intangible assets or goodwill may suffer impairment in the future that will impact our results of operations.  We reviewed the fair market value of our goodwill and intangible assets as of December 27, 2009, and as a result, determined that no impairment of goodwill had occurred.  There have been no material changes to our assumptions or estimates that would result in impairment.  However, we intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

Conversion of our Series A preferred stock could cause substantial dilution to our existing common stock holders, and certain other rights of the preferred stock holders present other risks to our existing common stock holders.

As of December 27, 2009, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders.  The total stated value of our preferred stock is $6,162,000, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common shareholders.  Our assets with liquidation value are exceeded by our liabilities on our balance sheet; therefore, upon a liquidation, there would be no assets remaining for distribution to common shareholders.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)      Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc.

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares (3)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	2009 Stock Option Plan (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (2)*

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (2)*

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (2)*

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (2)*

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (2)*

10.11	Form of Subscription Agreement (5)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (4)*

10.13	Single Source Supplier Purchase Orders with SWS Trimac (4)*

10.14	Since Source Supplier Purchase Orders with Danaher Controls (4)*

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (4)*

10.16	Amendment to Lease (6)

14.1	Code of Ethics (1)

16	Letter re: Change in Certifying Accountant

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request, and information regarding this confidential treatment request is being separately submitted to the Commission.
(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Amendment No. 2 to Registration Statement on Form S-1 filed on November 12, 2009
(5)	Incorporated by reference from our Form 10-K filed on January 11, 2010.
(6)	Incorporated by reference from our Form 8-K filed on January 11, 2010

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 10, 2010	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 10, 2010	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer