Form 10-Q
period 2010-03-28
Optex Systems Holdings Inc
filed 2010-05-12
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	333-143215	333-143215
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q
March 28, 2010

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2010

BALANCE SHEETS AS OF MARCH 28, 2010 (SUCCESSOR) (UNAUDITED) AND SEPTEMBER 27, 2009 (SUCCESSOR)	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 28, 2010 (SUCCESSOR) AND THE THREE MONTHS ENDED MARCH 29, 2009 (SUCCESSOR) AND FOR THE PERIOD OCTOBER 15, 2008 THROUGH MARCH 29, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-3

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 28, 2010 (SUCCESSOR) AND FOR THE PERIOD OCTOBER 15, 2008 THROUGH MARCH 29, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-4

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets

	Successor	Successor
	March 28, 2010 (Unaudited)	September 27, 2009

ASSETS

Current Assets
Cash	$897,110	$915,298
Accounts Receivable	2,454,725	1,802,429
Net Inventory	7,713,021	8,013,881
Deferred Tax Asset	785,034	711,177
Prepaid Expenses	340,726	318,833

Total Current Assets	$12,190,616	$11,761,618

Property and Equipment
Property Plant and Equipment	$1,347,537	$1,341,271
Accumulated Depreciation	(1,129,119)	(1,094,526)

Total Property and Equipment	$218,418	$246,745

Other Assets
Security Deposits	$20,684	$20,684
Intangibles	1,446,806	1,965,596
Goodwill	7,110,415	7,110,415

Total Other Assets	$8,577,905	$9,096,695

Total Assets	$20,986,939	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets - Continued

	Successor	Successor
	March 28, 2010 (Unaudited)	September 27, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,777,177	$2,497,322
Accrued Expenses	455,636	671,045
Accrued Warranties	25,000	81,530
Accrued Contract Losses	1,080,301	1,348,060
Credit Facility	848,771	-
Loans Payable	$125,000	$-
Total Current Liabilities	$4,311,885	$4,597,957

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding as of September 27, 2009)	$139,445	$139,445
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1027 series A preferred issued issed and outstanding)	1	1
Additional Paid-in-capital	16,914,701	16,643,388
Retained Earnings (Deficit)	(379,093)	(275,733)

Total Stockholders' Equity	$16,675,054	$16,507,101

Total Liabilities and Stockholders' Equity	$20,986,939	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three months ended March 28, 2010	Three months ended March 29, 2009	Six months ended March 28, 2010	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008

Revenues	$6,318,123	$6,708,286	$12,233,427	$13,100,430	$871,938

Total Cost of Sales	5,587,479	6,151,915	10,747,884	11,717,097	739,868

Gross Margin	$730,644	$556,371	$1,485,543	$1,383,333	$132,070

General and Administrative
Salaries and Wages	$180,708	$189,167	$345,859	$326,014	$22,028
Employee Benefits & Taxes	60,712	73,505	109,238	154,735	495
Employee Stock/Option Bonus Plan	24,937	-	47,437	4,812	(4,812)
Amortization of Intangible	79,823	101,158	159,645	202,317	-
Rent, Utilities and Building Maintenance	51,077	57,102	104,552	99,942	12,493
Investor Relations	114,665	-	202,070	-	-
Legal and Accounting Fees	57,166	92,493	107,906	168,353	360
Consulting and Contract Service Fees	30,615	55,255	86,031	124,050	10,527
Travel Expenses	6,203	11,704	16,669	25,023	-
Board of Director Fees	32,500	37,500	70,000	50,000	-
Other Expenses	105,014	87,111	182,578	124,174	16,155
Total General and Administrative	$743,420	$704,995	$1,431,985	$1,279,420	$57,246

Operating Income (Loss)	$(12,776)	$(148,624)	$53,558	$103,913	$74,824

Other Expenses
Other Income and Expense	$-	$(647)	$-	$(1,083)	$-
Interest (Income) Expense - Net	35,444	91,904	38,899	174,710	9,492
Total Other	$35,444	$91,257	$38,899	$173,627	$9,492

Income (Loss) Before Taxes	$(48,220)	$(239,881)	$14,659	$(69,714)	$65,332
Income Taxes (Benefit)	(56,154)	86,664	(73,857)	350,318	-

Net Income (Loss) After Taxes	$7,934	$(326,545)	$88,516	$(420,032)	$65,332

Less Preferred Stock Dividend	$(96,652)	$-	$(191,876)	$-	$-

Net Loss Applicable to Common Shareholders	$(88,718)	$(326,545)	$(103,360)	$(420,032)	$65,332

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$6.53

Weighted Average Common Shares Outstanding	139,444,940	113,614,399	139,444,940	113,473,841	10,000

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Successor	Predecessor
	Six months ended March 28, 2010	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008

Cash Flows from Operating Activities:
Net Income (Loss)	$88,516	$(420,032)	$65,332

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	553,385	1,086,403	9,691
Provision for Allowance for Inventory Valuation	18,067	95,773	27,363
Noncash Interest Expense	3,921	159,780	9,500
Stock Option Compensation Expense	47,437	-	-
(Increase) Decrease in Accounts Receivable	(652,296)	(657,266)	1,049,802
(Increase) Decrease in Inventory (Net of Progress Billed)	282,793	(1,177,967)	(863,566)
(Increase) Decrease in Other Current Assets	6,712	240,570	18,541
(Increase) Decrease in Deferred Tax Asset	(73,857)	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	(936,082)	595,890	(186,051)
Increase (Decrease) in Accrued Warranty Costs	(56,530)	57,305	-
Increase (Decrease) in Due to Parent	-	-	1,428
Increase (Decrease) in Accrued Estimated Loss on Contracts	(267,759)	62	(15,304)
Increase (Decrease) in Income Taxes Payable	-	350,318	-
Total Adjustments	$(1,074,209)	$750,868	$51,404
Net Cash (Used)/Provided by Operating Activities	$(985,693)	$330,836	$116,736

Cash Flows from Investing Activities:
Cash Received through Optex Texas acquisition	$-	$253,581	$-
Purchased of Property and Equipment	(6,266)	(17,725)	(13,338)
Net Cash Used in Investing Activities	$(6,266)	$235,856	$(13,338)

Cash Flows from Financing Activities:
Private Placement Net of Stock Issuance Cost		874,529
Proceeds (to) from Credit Facility (net)	848,771
Proceeds from Loans Payable	250,000	(207,265)	(20,000)
Repayments on Loans Payable	(125,000)

Net Cash (Used in) Provided by Financing Activities	$973,771	$667,264	$(20,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$(18,188)	$1,233,956	$83,398
Cash and Cash Equivalents at Beginning of Period	915,298	-	170,183
Cash and Cash Equivalents at End of Period	$897,110	$1,233,956	$253,581

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Cash Flows - continued (Unaudited)

	Successor	Successor	Predecessor
	Six months ended March 28, 2010	For the period October 15, 2008 through March 29, 2009	For the period September 29, 2008 through October 14, 2008

Noncash Investing and Financing Activities:

Optex Delaware (Successor) Purchase of Optex Texas (Predecessor)
Cash Received	-	253,581	-
Accounts Receivable	-	1,404,434	-
Inventory	-	5,383,929	-
Intangibles	-	4,036,790	-
Other Assets	-	632,864	-
Accounts Payable	-	(1,953,833)	-
Other Liabilities	-	(1,868,180)	-
Debt	-	(6,000,000)	-
Goodwill	-	7,110,415	-
Issuance of Stock	$-	$9,000,000	$-

Conversion of Debt to Series A Preferred Stock
Additonal Paid in Capital (6,000,000 Debt Retirement plus Accrued Interest of $159,780)	$-	$6,159,780	$-

Issuance of Common Shares in Exchange for Investor Relations Services
Additonal Paid in Capital (1,250,000 shares issued at $0.0001 par)	$-	$187,500	$-

Issuance of Warrants as Debt Issuance Cost
Additonal Paid in Capital (1,100,000 warrants)	$32,000	$-	$-

Supplemental Cash Flow Information:
Cash Paid for Interest	$34,978	3,817	$-
Cash Paid for Taxes	$119,847	$-	$-

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings” or “Successor”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc. (Delaware)”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement and plan of reorganization, pursuant to which Optex Systems, Inc. (Delaware) was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. and Alpha Capital Anstalt, formed Optex Systems, Inc. (Delaware), which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation (“Optex Systems, Inc. (Texas)” or “Predecessor) and a wholly-owned subsidiary of Irvine Sensors Corporation, in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

In accordance with FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations” and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”), Optex Systems, Inc. (Delaware)’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business.  FASB ASC 805 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. (Delaware) obtained the inputs and processes necessary for normal operations.

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Delaware)  (Longview’s interest in Optex Systems, Inc. (Delaware) then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc. (Delaware)), in a private transaction .  See Note 4 for a further description of the Sileas transaction.

Optex Systems, Inc. (Delaware) operated as a privately-held Delaware corporation until March 30, 2009, when as a result of the reorganization agreement (described above and also in Note 5), it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 73.5% of the issued and outstanding equity interests in Optex Systems Holdings.  Optex Systems Holdings plans to carry on the business of Optex Systems, Inc. (Delaware) as its sole line of business, and all of Optex Systems Holdings’ operations are conducted by and through its wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  Accordingly, in subsequent periods the financial statements presented are those of the accounting acquirer.  The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

The Company’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of March 28, 2010, Optex Systems Holdings operated with  99 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, primarily for Department of Defense applications.  Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors.

In February 2009, Optex Systems Holdings’ ISO certification status was upgraded from 9001:2000 to 9001:2008, bringing Optex Systems Holdings into compliance with the new ISO standards rewritten to align with ISO 14001.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation:  The consolidated financial statements include the accounts of Optex Systems Holdings and its wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying financial statements include the results of operations and cash flows of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction, for the three and six months ending March 28, 2010, the three months ended March 29, 2009 and the period from October 15, 2008 through March 29, 2009 and the results of operations and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.  The accompanying financial statements include the balance sheets at March 28, 2010 and September 27, 2009 for Optex Systems, Inc. (Delaware), the accounting acquirer.

These financial statements have been presented as subsidiary-only financial statements, reflecting the statements of operations and cash flows of the subsidiary as a stand-alone entity.

Although, Optex Systems, Inc. (Texas) (Predecessor) has been majority owned by various parent companies described in the preceding paragraphs, no accounts of the parent companies or the effects of consolidation with any parent companies have been included in the accompanying financial statements.  The Optex Systems, Inc. (Texas) accounts have been presented on the basis of push down accounting in accordance with FASB ASC 805-50-S99 (Prior authoritative literature:  Staff Accounting Bulletin No. 54 Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase). FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned by another entity. Under the push down basis of accounting certain transactions incurred by the parent company, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, items resulting from the Optex Systems, Inc. (Texas) purchase transaction, such as goodwill, debt incurred by the parent to acquire the subsidiary and other costs related to the purchase have been recorded on the financial statements of Optex Systems Holdings.

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Optex Systems Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of March 28, 2010 and September 27, 2009, inventory included:

	As of March 28, 2010 (unaudited)	As of September 27, 2009

Raw Materials	$5,992,250	$7,161,241
Work in Process	4,929,339	4,043,308
Finished Goods	277,342	245,056
Gross Inventory	$11,198,931	$11,449,605
Less:
Unliquidated Progress Payments	(2,913,017)	(2,880,898)
Inventory Reserves	(572,893)	(554,826)
Net Inventory	$7,713,021	$8,013,881

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

Income Tax/Deferred Tax:  FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, “Accounting for Income Taxes”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes.  The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings.  The difference between the income tax expense and pretax accounting income is primarily attributable to $116,938 and $231,883 of deductible expenses representing permanent timing differences between book income and taxable income for the amortization of goodwill during the three and six months ending March 28, 2010, respectively.  This expense is deductible over 15 years for income tax purposes but is not amortized for accounting purposes.  The tax effect of this permanent timing difference is a reduction in income tax expense of $39,759 and $78,840 for the three and six months ended March 28, 2010, respectively.

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

The potentially dilutive securities that Optex Systems Holdings has outstanding are convertible preferred stock, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any convertible preferred dividends, and the denominator is increased to assume the conversion of the number of additional common shares. Optex Systems Holdings uses the Treasury Stock Method to compute the diluted effect of stock options and warrants. Convertible preferred stocks, stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share.

For the three and six months ended March 28, 2010, 1,027 shares of Series A Preferred Stock, 2,655,649 stock options and 9,948,667 warrants were excluded as antidilutive. There were no dilutive convertible securities issued and outstanding for the periods ended March 29, 2009 (Successor) or October 14, 2008 (Predecessor).

Reclassification:  Certain expenses reflected in the financial statements for the three and six months ended March 29, 2009 have been reclassified to conform with the current year presentation.

Note 3 - Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-09 “Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The Company adopted ASU 2010-09 in February 2010 and therefore omitted the disclosure previously required as referenced above.

Note 4 — Acquisition of Substantially All of the Assets of Optex Systems, Inc. (Texas)

Acquisition of Assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware) on October 14, 2008

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation indebtedness owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation indebtedness was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware), in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. Longview and Arland Holdings, Ltd. owned Optex Systems, Inc. (Delaware) together until February 20, 2009, when Longview sold 100% of its equity and debt interests in Optex Systems, Inc. (Delaware) to Sileas, as discussed below.

Optex Systems, Inc. (Delaware) purchased all of the assets of Optex Systems, Inc. (Texas), including: intellectual property, production processes and know-how, and outstanding contracts and customer relationships. Optex Systems, Inc. (Delaware) also assumed certain liabilities of Optex Systems, Inc. (Texas) consisting of accounts payable and accrued liabilities. Optex Systems Holdings’ management intends to improve the business’s ability to serve its existing customers and to attract new customers by providing quality products and superior service.

Pro forma revenue and earnings per share information is presented cumulatively in Note 5.

Secured Promissory Note Issued in Connection with Purchase by Optex Systems, Inc. (Delaware) (Successor)

In connection with the public sale of the Optex Systems, Inc. (Texas) (Predecessor) assets to Optex Systems, Inc. (Delaware) (Successor), Optex Systems, Inc. (Delaware) issued to Longview and Alpha secured promissory notes, due September 19, 2011, in the principal amounts of $5,409,762 and $540,976, respectively. On February 20, 2009, Longview sold its Optex Systems, Inc. (Delaware) secured promissory note to Sileas, as described below. On March 27, 2009, Sileas and Alpha exchanged these secured promissory notes plus accrued and unpaid interest of $159,780 for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity (which at the time represented 90% of the issued and outstanding equity interests of Optex Systems, Inc. (Delaware)) and debt interest in Optex Systems, Inc. (Delaware) held by Longview,. As of the date of this transaction, Sileas became the majority owner of Optex Systems Holdings.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction between Sileas and Longview, on February 20, 2009, Sileas (which is currently majority owner of Optex Systems Holdings) executed and delivered to Longview, a secured promissory note due February 20, 2012 in the principal amount of $13,524,405. This secured promissory note bears simple interest at the rate of 4% per annum, and the interest rate increases to 10% per annum upon the occurrence of an event of default thereunder. In the event Optex Systems Holdings sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than due to a reorganization into Sileas or reincorporation in another jurisdiction, then this secured promissory note shall be immediately due and owing without demand. In the event that such a major transaction occurs prior to the maturity date resulting in Sileas receiving net consideration with a fair market value in excess of the principal and interest due under the terms of this secured promissory note (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay to Longview an amount equal to 90% of the Optex Consideration. The obligations of Sileas under this secured promissory note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas that was granted to Longview and also by a lien on all of the assets of Sileas (which consist solely of the Optex Systems Holdings common and preferred stock held by Sileas).

Optex Systems Holdings has not guaranteed the note, and Longview does not have legal remedies that it can exercise against Optex Systems Holdings in the event of a default by Sileas. Therefore, there are no actual or potential cash flow commitments from Optex Systems Holdings. In the event of default by Sileas on its obligations under the note, Longview would only be entitled to receive the Optex Systems Holdings common and preferred stock held by Sileas.

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

Shares outstanding of Optex Systems Holdings common stock just prior to the closing of the reorganization consisted of 17,449,991 shares which included 1,250,000 shares issued on March 27, 2009 as payment for investor relations services.  On June 29, 2009, 700,000 of the issued investor relations shares were surrendered to Optex Systems Holdings and cancelled upon termination of one of the investor relations contracts.

Private Placement

Prior to the closing of the reorganization, as of March 30, 2009, Optex Systems, Inc. (Delaware) accepted subscriptions from accredited investors for a total of 27.1 units, for $45,000 per unit, with each unit consisting of 300,000 shares of common stock, of Optex Systems, Inc. (Delaware) and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five years from the initial closing, which were issued by Optex Systems, Inc. (Delaware) after the closing referenced above. Gross proceeds to Optex Systems, Inc. (Delaware) were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, net proceeds were $874,529. The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.

The following table represents the reorganization and private placement transactions which occurred on March 30, 2009 reflected in March 29, 2009 statements due to the election to report as of the accounting acquirer’s period end:

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

The accompanying unaudited pro forma financial information for the consolidated successor three and six months ended March 28, 2010 and three and six months ended March 29, 2009 (Combined Successor and Predecessor) present the historical financial information of the accounting acquirer. The pro forma financial information is presented for informational purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the six months ended March 29, 2009 as if the acquisition of Optex Systems, Inc. (Texas) and reorganization plan had occurred on the first day of the year.

Unaudited
Six Months Ended
March 29, 2009
Revenues	13,972,368
Net Income (Loss) attributable to common shareholders	(345,200)
Diluted earnings per share	$(0.00)

Weighted Average Shares Outstanding	138,914,940

The pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from Irvine Sensors Corporation and the elimination of employee stock bonus compensation previously allocated from Irvine Sensors Corporation to reflect the costs of the ongoing entity.

Note 6 - Commitments and Contingencies

Leases

As of March 28, 2010, Optex Systems Holdings leased its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.    Total expense under facility lease agreements as of the three and six months ended March 28, 2010 was $64,988 and $142,338 and total expense for manufacturing and office equipment was $7,194 and 15,328, respectively. Total expense under facility lease agreements for the three and six months ended March 29, 2009 was $56,978 and $170,935, respectively.  Total expense for manufacturing and office equipment for the three and six months ended March 29, 2009 was $5,598 and $11,195.

As of March 28, 2010, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases
Fiscal Year
2010	$49,127
2011	251,152
2012	236,112
2013	231,574
2014	241,748
2015	201,457

Total minimum lease payments	$1,211,170

Pursuant to the terms of the amendment to the facilities lease, there is no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement is $133,898.  The value of the deferred rent expense will be amortized monthly at a rate of $1,998 per month over the life of the lease.  The total unamortized deferred rent as of March 28, 2010 is $51,390.

Note 7 - Debt Financing

Related Parties

Short Term Note Payable/Longview Fund -    On October 27, 2009, Optex Systems Holdings borrowed $250,000 from the Longview Fund pursuant to a promissory note, with an original maturity date of December 1, 2009, which was extended to July 15, 2010 pursuant to an allonge dated January 5, 2010.  The note bears interest at the rate of 10% per annum, and all accrued and unpaid interest thereon will be due upon maturity.  The note requires Optex Systems Holdings to make a prepayment equal to 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds to Optex Systems Holdings are at least $900,000, with any remaining unpaid balance due on July 15, 2010.  In exchange for the allonge, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of its restricted common stock with an exercise price of $0.15 per share and with a term of three years.  In conjunction with the Peninsula Bank financing (below) on March 22, 2010, Optex Systems Holdings paid to Longview a principal prepayment of $125,000 and $10,000 in accrued interest.  The remaining principal amount of the note of $125,000 plus accrued interest thereon is due on July 15, 2010.

Credit Facility - Peninsula Bank Business Funding

Effective March 10, 2010, Optex Systems, Inc. (Delaware) entered into a Loan and Security Agreement (“Agreement”) with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (“Lender”).

The Agreement provides for a revolving line of credit of up to $2,000,000, based upon advances to be made against percentages of eligible receivables as set forth in the Agreement.  The material terms of the Agreement are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16,000.
•	Interest shall be paid monthly in arrears.
•	The expiration date of the Agreement is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.
•
In connection with the entry into the Agreement by the Lender, Optex Systems, Inc.(Delaware) paid the Lender a facility fee of $20,000 and issued a warrant to Lender to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.

•
The obligations of Optex Systems, Inc. (Delaware) to the Lender are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of the Lender.

•
The Agreement contains affirmative and negative covenants that require Optex Systems, Inc. (Delaware) to maintain certain minimum cash and EBITDA levels on a quarterly basis and contains other customary covenants.  The Agreement also contains customary events of default.  Upon the occurrence of an event of default that remains uncured after any applicable cure period, the Lender’s commitment to make further advances may terminate, and the Lender would also be entitled to pursue other remedies against Optex Systems, Inc. (Delaware) and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Lender, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. (Delaware) to Lender.

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

Goodwill was tested for impairment as of March 28, 2010 using a fair value approach and based on the review, no impairment was required.

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:

Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted Indefinite Delivery/Indefinite Quantity awards	1,273,222
Total Intangible Asset to be amortized	$4,036,789

The amortization of identifiable intangible assets associated with the Optex Systems Inc. (Texas) acquisition on October 14, 2008 expensed for the three and six months ended March 28, 2010 was $259,395 and $518,790, respectively.  The intangible amortization allocable to manufacturing cost of sales was $179,572 and $359,144, and the intangible amortization allocable to general and administrative was $79,821 and 159,642 for the three and six months ending March 28, 2010, respectively. The amortization of identifiable intangible assets expensed for the three and six months ended March 29, 2009 was $517,798 and $1,035,596, respectively.  The intangible amortization allocable to manufacturing cost of sales was $416,639 and $833,280, respectively, and the intangible amortization allocable to general and administrative was $101,159 and $202,316 for the three and six months ending March 29, 2009, respectively. The identifiable intangible assets and recorded goodwill are amortized over five years for book purposes and over 15 years for income tax purposes.  As of the March 28, 2010, the total unamortized balance of intangible assets was $1,446,806.  The amortizable intangible assets were tested for impairment as of September 27, 2009 utilizing undiscounted, projected cash flows and based upon this analysis, no impairment was noted. Subsequent to the review, there have been no material changes to our assumptions or estimates that would result in impairment.  However, we intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

Identifiable intangible assets primarily consist of customer  and program backlog.  The remaining unamortized balance of intangible assets will be amortized between general and administrative expenses and costs of sales over their remaining respective estimated useful lives as follows:

		2010	2011	2012	2013
Customer backlog amortized by delivery schedule	COS	$359,145	$126,158	$19,614	$4,762
Customer backlog amortized by delivery schedule	G&A	32,323	11,354	1,765	427
Program backlog amortized straight line across 5 years	G&A	127,323	254,645	254,645	254,645
Total Amortization by Year		$518,791	$392,157	$276,024	$259,834

Note 9-Stock Based Compensation

Option Agreements:

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

On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 per share were granted to an officer of Optex Systems Holdings.  These options vest as follows: 34% after the first year, and 33% each after the second and third years.  These options have a seven year term from the date of issuance.  On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including options to purchase 250,000 shares to one executive officer.  These stock options vest 25% per year after each year of employment and have a seven year term from the date of issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 1,174,786 of the 1,267,000 shares will vest as of the end of the contract term.  As of March 28, 2010, none of the stock options had vested and 26,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $24,937 and $47,437 for the three and six months ended March 28, 2010, respectively.  There were no stock options or shares granted or outstanding as of March 29, 2009; therefore, no compensation expense was recorded during that period.  The impact of this expense was immaterial to the basic and diluted net loss per share for the three and six months ended March 28, 2010.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the six months ended March 28, 2010, estimated deferred tax assets related to option compensation costs were $16,129 and have been recorded to reflect the tax effect of the financial statement expense.  There was no similar tax effect related to option compensation costs for the six months ended March 29, 2009 related to these stock options.  No tax deduction is allowed for incentive stock options. Accordingly, no deferred tax asset is recorded for GAAP expense related to these options.

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

Year ended
September 27, 2009

Expected dividend yield	0%
Expected stock price volatility	23.6%
Risk-free interest rate (1)	2.8%-4.07%
Expected life of options	4.5 to 7 Years

(1)     2.8% for grant expected life less than 7 years
(2)     4.07% for grant expected life of 7 years.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 03/28/10	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	310,250	05/13/2016	05/14/2010
05/14/09	316,750	0.15	310,250	05/13/2016	05/14/2011
05/14/09	316,750	0.15	310,250	05/13/2016	05/14/2012
05/14/09	316,750	0.15	310,250	05/13/2016	05/14/2013
Total	2,681,649		2,655,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September 27, 2009	2,667,649	$0.21	5.14	$560,206
Granted – 2010	-	$-	-	-
Forfeited – 2010	(12,000)	$-	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of March 28, 2010	2,655,649	$-	4.64	$-

Exercisable as of March 28, 2010	0	$-	-	$-

The weighted-average grant date fair value of options granted during the six months ended March 28, 2010 was $0.14, and the total intrinsic value of options exercised during the six months ended March 28, 2010 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2009	2,667,649	$0.14
Non-vested granted — six months ended March 28, 2010	-	$0.00
Vested — six months ended March 28, 2010	-	$0.00
Forfeited — six months ended March 28, 2010	(12,000)	$0.14
Non-vested as of March 28, 2010	2,655,649	$0.14

As of March 28, 2010, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $276,852.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the six months ended March 28, 2010 was $0.

During the fiscal year ended September 27, 2009, Optex Systems Holdings issued 480,000 shares of common stock at a market value of $0.30 per share for a total $144,000 and paid $150,000 cash to a vendor in support of an investor relations agreement executed on June 29, 2009. Pursuant to the agreement, the shares are earned over the life of the contract at the rate of 40,000 shares per month through June 2010.  During the three and six months ended March 28, 2010, Optex Systems Holdings expensed $36,000 and $72,000, respectively, for shares earned and the unamortized balance of shares issued against the contract is $36,000 to be expensed through the third fiscal quarter of 2010.

There were no stock options issued to Optex Systems, Inc. (Texas) employees or equity instruments issued to consultants and vendors during the six months ended March 29, 2009.

Warrant Agreements:

Optex Systems Holdings calculates the fair value of warrants issued with debt or preferred stock using the Black-Scholes-Merton valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants are allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method.

As of March 28, 2010, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 03/28/10	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Holding Co - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the three and six months ended March 28, 2010 Optex Systems Holdings recorded a total of $3,395 in interest expense related to the outstanding warrants and has an unamortized interest balance of $28,605.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 10–Stockholders Equity

Common stock:

Optex Systems, Inc. (Texas) was authorized to issue 100,000 shares of no par common stock.  At September 28, 2008, there were 18,870 shares issued and 10,000 shares outstanding.

The common stock, treasury stock and additional paid in capital accounts have been presented to reflect the ownership structure of Optex Systems, Inc. (Texas) as it existed prior to the acquisition by Irvine Sensors Corporation, since Optex Systems, Inc. (Texas) is presenting its financial statements as a separate, stand-alone entity.

On October 14, 2008, in a purchase transaction that was consummated via public auction, Optex Systems, Inc. (Delaware) (Successor) purchased all of the assets of Optex Systems, Inc. (Texas) (Predecessor) in exchange for $15 million of Irvine Sensors Corporation debt owned by it and the assumption of approximately $3.8 million of certain Optex Systems, Inc. (Texas) liabilities. The $15 million of Irvine Sensors Corporation debt was contributed by Longview and Alpha to Optex Systems, Inc. (Delaware), in exchange for a $6 million note payable from Optex Systems, Inc. (Delaware) and a $9 million equity interest in Optex Systems, Inc. (Delaware) (which consisted of the issuance by Optex Systems, Inc. (Delaware) of 45,081,350 and 4,918,650 shares of its common stock to each of Longview Fund and Alpha, respectively). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holdings, Ltd. There was no contingent consideration associated with the purchase. In February 20, 2009, Longview sold 100% of its equity and debt interests in Optex Systems, Inc. (Delaware) to Sileas (representing 90% of the then outstanding equity interests in Optex Systems, Inc. (Delaware)), and Sileas became the majority owner of Optex Systems Holdings.

Stock Split

On March 26, 2009, Optex Systems, Inc. (Delaware)’s Board of Directors effected a 1.7:1 forward split of its common stock to holders of record as of February 23, 2009.  Accordingly, as a result of the forward split, the 45,081,350 shares of common stock held by Sileas were split into 76,638,295 shares, and the 4,918,650 shares of common stock held by Arland Holdings, Ltd. were split into 8,361,705 shares.

As of March 30, 2009, Optex Systems, Inc. (Delaware) was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 85,000,000 shares were issued and outstanding as follows:

Sileas Corporation	76,638,295
Arland Holdings, Ltd.	8,361,705
Total Outstanding	85,000,000

Reorganization & Private Placement:

As a result of the reorganization agreement and private placement, the 85,000,000 outstanding shares of common stock of Optex Systems, Inc. (Delaware) outstanding as of March 30, 2009 were exchanged for 113,333,282 shares of common stock of Optex Systems Holdings (formerly Sustut Exploration, Inc.). An additional 8,131,667 shares of Optex Systems Holdings common stock were issued in connection with the private placement closed prior to the reorganization.

On June 29, 2009, 750,000 shares of Optex Systems Holdings common stock were sold to in a private transaction for gross proceeds of $150,000.

Each share of common stock entitles the holder to one vote on matters brought to a vote of the shareholders.

The company granted an officer at the consummation of the reorganization options to purchase 1,414,649 shares with an exercise price of $0.15 per share. The options vest 34% one year following the date of grant, and 33% on each of the second and third anniversaries following the date of grant. 480,981 of these options vested on March 30, 2010, subsequent to the March 28, 2010 quarter end. See Note 9 - Stock Based Compensation.

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

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

On March 27, 2009, Sileas and Alpha exchanged their promissory notes in the total principal amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A preferred stock. On March 30, 2009, shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged on a 1:1 basis for shares of Series A preferred stock of Optex Systems Holdings.  As of the three and six months ended March 28, 2010, Optex Systems Holdings recorded $96,652 and $191,876 of dividends payable on Series A preferred shares, respectively.

Cancellation of Common Stock

On June 29, 2009, Optex Systems Holdings cancelled an investor relations agreement resulting in the return of 700,000 shares of common stock previously issued by Sustut prior to the reverse merger on March 30, 2009.  The shares were valued at $105,000, returned to Optex System Holdings, and then cancelled (see also Note 9 regarding new investor relations shares issued).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at March 28, 2010. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 27, 2009, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, a reorganization was consummated pursuant to which the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock for shares of common stock of Optex Systems Holdings as follows:   (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock, and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock.  Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings.

As a result of the reorganization, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc., and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

Immediately prior to the closing under the reorganization agreement (and the exchange of shares referenced above), as of March 30, 2009, Optex Systems, Inc. (Delaware) accepted subscriptions from accredited investors for a total 27.1 units, at a purchase price of $45,000 per unit, with each unit consisting of 300,000 shares of common stock, no par value, of Optex Systems, Inc. (Delaware) and warrants to purchase 300,000 shares of common stock for $0.45 per share for a period of five (5) years from the initial closing, which were issued by Optex Systems, Inc. (Delaware) after the closing referenced above.  Gross proceeds to Optex Systems, Inc. (Delaware) were $1,219,750, and after deducting (i) a cash finder’s fee of $139,555, (ii) non-cash consideration of indebtedness owed to an investor of $146,250, and (iii) stock issuance costs of $59,416, the net proceeds were $874,529.  The finder also received five year warrants to purchase 2.39 units, at an exercise price of $49,500 per unit.

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.  Less than 1% of today’s revenue is resale of products “substantially manufactured by others”.  In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

The business which is now carried on through Optex Systems, Inc. (Delaware) differs from the business of Irvine Sensors Corporation, which was the former owner of the assets through its subsidiary, Optex Systems, Inc. (Texas).   Optex Systems, Inc. (Delaware) delivers high volume products, under multi-year contracts, to large defense contractors.  It has the reputation and credibility with those customers as a strategic supplier. Irvine Sensors Corporation is predominately a research and design company with capabilities enabling only prototype or low quantity volumes.  Optex Systems, Inc. (Delaware) is predominately a high volume manufacturing company.  Therefore the systems and processes needed to meet customer’s needs are quite different.  While both companies serve the military market, the customers within these markets are different.  For example, two of the largest customers for Optex are General Dynamics Land Systems and U.S. Army Tank-armaments and Automotive Command.  Irvine Sensors Corporation did not have any contracts or business relations with either of these two customers.  Therefore, the separation has allowed Optex Systems, Inc. (Delaware) to focus on high volume manufacturing and the use of the six sigma manufacturing methodology.   This shift in priorities has allowed Optex Systems, Inc. (Delaware) to improve delivery performance and reduce operational costs.

The successful completion of the separation from Irvine Sensors Corporation, which was accomplished by Optex Delaware’s acquisition of all of the assets and assumption of certain liabilities of Optex Systems, Inc. (Texas), eliminated the general and administrative costs allocated by Irvine Sensors Corporation. These costs represented services paid by Irvine Sensors Corporation for expenses incurred on Optex Texas’ behalf such as legal, accounting and audit, consulting fees and insurance costs in addition to significant amounts of Irvine Sensors Corporation’s general overhead allocated to Optex Systems, Inc. (Texas).

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

The liabilities of Optex Systems, Inc. (Texas) not assumed by Optex Systems, Inc. (Delaware) relate to costs that would not have been incurred by Optex Systems, Inc. (Texas) if they were operated on a stand alone basis.  Among those liabilities not assumed by Optex Systems, Inc. (Delaware) was a note due to Tim Looney.  The 2007 Looney promissory note had a principal amount of $2,000,000 together with accrued interest unpaid aggregating to approximately $2,300,000.  The note was an amendment to Looney’s earn-out agreement which was the consideration for Irvine Sensors Corporation’s purchase of Optex Systems, Inc. (Texas).

The 2007 Looney promissory note was not assumed by Optex Systems, Inc. (Delaware) in the October 2008 transaction.  The note and accrued interest was reported on Optex Systems, Inc. (Texas) financial statements as of September 28, 2008 as a result of push down accounting for the acquisition of Optex Systems, Inc. (Texas) by Irvine Sensors Corporation.  These costs would not be incurred by Optex Systems, Inc. (Texas) if operated as a stand alone entity because it relates to Irvine Sensors Corporation’s consideration for their purchase of Optex Systems, Inc. (Texas). Since this was not an operating cost associated with Optex Systems, Inc. (Texas) and they would not incur these costs if operating as a stand alone entity, we expect no impact to the future operating results or liquidity of Optex Systems, Inc. (Delaware).

Additionally, as of September 28, 2008, Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable account “Due to Parent”.  The outstanding “Due to Parent” balance was not acquired by Optex Systems, Inc. (Delaware) in the acquisition from Irvine Sensors Corporation.

To the extent that Optex Systems, Inc. (Delaware) has incurred these similar costs on an ongoing basis, these amounts have been funded from the Optex Systems Inc. (Delaware)’s own operating cash flow.

Plan of Operation

Through a private placement offering completed prior to the consummation of the reorganization agreement, Optex Systems, Inc. (Delaware) raised $1,219,750 ($874,529, net of finders fees, issuance costs and non cash consideration resulting from satisfaction of indebtedness owed to an investor) to fund operations.  The proceeds of this placement have been used as follows:

Description	Offering
Additional Personnel	$150,000
Legal and Accounting Fees	$100,000
Investor Relations Fees	96,000
Working Capital	$528,529

Totals:	$874,529

Results of Operations

During the quarter ended March 28, 2010, we experienced reductions in forecasted sales volume due to changes in incremental funding commitments by federal agencies.  We are currently evaluating the impact that anticipated reductions in government defense spending budgets will have on Optex Systems Holdings. After the 2011 Congressional budget is published in late May 2010, our major customers are expected to provide updated volume expectations for the coming year.  Due to new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the decreased U.S. government requirements with other new business.

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

	Successor Qtr 1, 2010	Successor Qtr 2, 2010	Successor - Six months ended March 28, 2010	Predecessor Qtr1, 2009 (September 29, 2008 through October 14, 2008)	Successor Qtr1, 2009 (October 15, 2008 through December 27, 2008)	Successor Qtr2, 2009	Combined - Six months ended March 29, 2009

Net Loss Applicable to Common Shareholders - GAAP	$-	$(0.1)	$(0.1)	$(0.1)	$0.1	$(0.3)	$(0.3)
Add:
Interest Expense	-	-	-	-	0.1	0.1	0.2
Preferred Stock Dividend	0.1	0.1	0.2	-	-	-	-
Federal Income Taxes (Benefit)	-	(0.1)	(0.1)	-	0.2	0.1	0.3
Depreciation & Amortization	0.3	0.3	0.6	-	0.6	0.5	1.1
EBITDA - Non GAAP	$0.4	$0.2	$0.6	$(0.1)	$1.0	$0.4	$1.3

Our EBITDA declined by $0.7 million in the six months ended March 28, 2010 as compared to the prior year performance for the same period.  The EBITDA reduction for the period was primarily attributable to the lower sales revenue of $1.7 million, lower product margins related to the mix of product lines shipped, and higher general and administrative spending of $0.1 million.  We continue to pursue cost efficiencies in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.  Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  Certain periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero.  During the three and six months ended March 28, 2010, we recognized revenue of $0.4 and $1.1 million, respectively, from these legacy periscope programs, with a remaining backlog of $0.1 million, which should be recognized in the third quarter of 2010.  We expect our product margins on periscopes to increase each quarter as the legacy programs are completed and are replaced with new awards.

We are aggressively pursuing additional, potentially higher margin periscope business, and in May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from U.S. Army Tank-armaments and Automotive Command.   In June 2009, we received an additional $3.4 million dollar award from General Dynamics Land Systems and in September 2009, we received an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract.  The total orders recorded for all product lines in the six months ended March 28, 2010 was $8.3 million of which $5.5 million related to periscope business from several customers.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor), Optex Systems, Inc. (Delaware)’s amortizable intangible assets increased significantly in 2009 over prior years. We expect the intangible amortization expense to decline $1.0 million in the year ended September 27, 2010 from $2.0 million in the year ended September 27, 2009.

Backlog as of March 28, 2010 was $22.5 million as compared to a backlog of $33.3 million as of March 29, 2009.  The following table depicts the current expected delivery by quarter of all contracts awarded as of March 28, 2010.

			FY2011				FY2012				FY2013
Program Backlog (millions)	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2
Howitzer Programs	$1.3	$2.2	$1.4	$0.5	$0.4	$0.1	$-	$-	$-	$-	$-	$-
Periscope Programs	$2.6	$2.2	1.7	1.9	0.9	0.8	0.7	1.2	0.9	0.6	0.3	0.2
Sighting Systems	$0.1	$-	-	-	-	-	-	-	-	-	-	-
All Other	1.1	0.5	0.3	0.1	0.1	0.1	0.1	0.1	-	0.1	-	-
Total	$5.1	$4.9	$3.4	$2.5	$1.4	$1.0	$0.8	$1.3	$0.9	$0.7	$0.3	$0.2

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

By way of background, Federal Acquisition Regulation is the principal set of regulations that govern the acquisition process of government agencies and contracts with the federal government. In general, parts of the Federal Acquisition Regulation are incorporated into government solicitations and contracts by reference as terms and conditions affecting contract awards and pricing solicitations.

In the event a termination for convenience were to occur, Federal Acquisition Regulation clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably incurred up to and as a result of the terminated contract. In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from us.  We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the company as defined by Federal Acquisition Regulation clause 52.249-8. In addition, the federal government may require us to transfer title and deliver to the federal government any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that we have specifically produced or acquired for the terminated portion of this contract. The federal government shall pay contract price for completed supplies delivered and accepted, and we would negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of March 28, 2010, none of our outstanding backlog fell under this criterion.

Three Months Ended March 28, 2010 (Successor) Compared to the Three Months Ended March 29, 2009 (Successor)

Revenues.  In the three months ended March 28, 2010, revenues decreased by 6.0% from the respective prior period in 2009:

Product Line	Three months ended 03/28/2010	Three months ended 03/29/2009	Change
	(Successor)	(Combined)
Howitzer Programs	$1.6	$0.2	$1.4
Periscope Programs	3.2	4.3	(1.1)
Sighting Systems	0.3	1.2	(0.9)
All Other	1.2	1.0	0.2
Total	$6.3	$6.7	$(0.4)

Percent increase (decrease)			-6.0%

Periscope revenues decreased 25.6% during the three months ended March 28, 2010 as compared to the three months ended March 29, 2009.  During the first half of fiscal year 2009, periscope production from one of our major periscope contracts had been accelerated to compensate for production delays that occurred during the last quarter of fiscal year 2008.  The delay was a result of a manufacturing control test failure related to the environmental testing of one of the products.  Subsequent to the environmental control test failure, we implemented a manufacturing process change to eliminate the potential for future failures and increased the production rate in the first six months of fiscal 2009 to compensate for the previous delay.  Based on our current backlog demand and a recent decline of new federal government orders deliverable in the remaining quarters of fiscal 2010, we expect the periscope product line deliveries to continue to decline an additional 8% to 17% in the second half of fiscal year 2010 as compared to revenues in the same period in 2009.  We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.

Revenues from the Howitzer programs increased $1.4 million or 700% over the same quarter in the prior year.  During the third quarter of 2009, we worked aggressively with the federal government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third program, for which government acceptance approval was obtained on August 25, 2009.   These issues were resolved through internal engineering change proposals and customer changes to the statement of work, and contract schedules modified accordingly to implement the required changes. With the successful implementation of these changes in place, we are in full scale production on these units and expect deliveries on these programs to continue at the higher production rates until the second fiscal quarter of 2011 when production rates will begin to wind down with anticipated completion by the fourth quarter of fiscal year 2011.

Sighting systems revenues decreased $0.9 million or 75.0% over the three months ended March 29, 2009 as our federal government delivery order on back up sighting units was completed in the last fiscal quarter of 2009.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  We continue to ship sighting systems pursuant to other contracts to both U.S. federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2011.

Increases in the other product line of $0.2 million or 20.0% for the three months ending March 28, 2010 are a result of increased sales of PVS-4 and TVS-5 night vision eyepiece and objective lens assemblies to the federal government over the same period in 2009. Currently, we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial five year contract award in 2004.  As of March 28, 2010, Optex Systems Holdings has reserved $1.1 million in contract loss reserves on these programs with a remaining backlog of $5.9 million.  We are expecting to ship $3.6 million of the existing loss contract backlog in fiscal year 2010, with the remaining $2.3 million expected to ship in early fiscal year 2011.  As these losses have been previously recognized to the extent identified, and future margins on these revenues are expected to be zero.

Cost of Goods Sold. During the quarter ended March 28, 2010, we recorded cost of goods sold of $5.6 million as opposed to $6.2 million during the quarter ended March 29, 2009 (Combined Predecessor and Successor), a decrease of $0.6 million or 9.7%. This decrease in cost of goods sold was primarily associated with decreased revenue on our glass periscope line from the prior year quarter, in addition to decreased intangible amortization in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 associated with the Optex Systems, Inc. (Texas) acquisition on October 14, 2008. The gross margin during the quarter ended March 28, 2010 was 11.6% of revenues as compared to a gross margin of 8.3% for the quarter ended March 29, 2009.  Product margins decreased to 14.3% for the quarter ended March 28, 2010 versus 16.4% for the quarter ended March 29, 2009 due to a shift in revenue mix toward less profitable contracts.  Gross margins were favorably impacted by a decrease in intangible amortization allocable to cost of goods sold of $0.2 million, and lower reserves for valuations and warranties of $0.1 million.  Amortization of intangibles and inventory reserve adjustments accounted for 3.6% of cost of goods sold in the quarter ended March 28, 2010 as compared to 8.1% in quarter ended March 29, 2009.

G&A Expenses. During the three months ended March 28, 2010, we recorded operating expenses of $0.74 million as opposed to $0.70 million during the three months ended March 29, 2009, an increase of $0.04 million or 5.7%.  The bulk of the increased general and administrative costs is related to increased investor relations fees.

Operating Income (Loss). During the three months ended March 28, 2010, we recorded an operating loss of $0.01 million, as compared to an operating loss of $0.15 million during the three months ended March 29, 2009.  The operating loss is lower in the quarter ended March 28, 2010 as compared to the prior year quarter due to higher gross margin of $0.2 million attributable to lower intangible amortization, inventory and warranty reserves, partially offset by higher general and administrative spending of $0.1 million for investor relations costs.

Net Income (Loss) applicable to common shareholders. During the three months ended March 28, 2010, we recorded a net loss of $0.09 million, as compared to a net loss of $0.33 million for three months ended March 29, 2009, representing a reduction in net loss of $0.24 million or 72.7%.  The decrease in net loss is primarily attributable to improved gross margins and reduced income taxes for the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. The intangible amortization expense is amortized over 5 years for book purposes and over 15 years for income tax purposes.

Six Months Ended March 28, 2010 (Successor) Compared to the Six Months Ended March 29, 2009 (Combined Predecessor and Successor)

Revenues.  In the six months ended March 28, 2010, revenues decreased by 12.9% from the respective prior period in 2009:

Product Line	Six months ended 03/28/2010	Six months ended 03/29/2009	Change
	(Successor)	(Combined)
Howitzer Programs	$2.6	$0.7	$1.9
Periscope Programs	6.4	9.1	(2.7)
Sighting Systems	0.7	2.2	(1.5)
All Other	2.5	2.0	0.5
Total	$12.2	$14.0	$(1.8)

Percent increase (decrease)			-12.9%

Revenues decreased by $2.7 million, or 29.7%, on our periscope line during the six months ended March 28, 2010 as compared to the six months ended March 29, 2009.  During the first six months of fiscal year 2009, periscope production from one of our major periscope contracts had been accelerated to compensate for production delays that occurred during the last six months of fiscal year 2008.  The delay was a result of a manufacturing control test failure related to the environmental testing of one of the products.  Subsequent to the environmental control test failure, Optex Systems Holdings implemented a manufacturing process change to eliminate the potential for future failures and increased the production rate in the first six months of fiscal 2009 to compensate for the previous delay.  Based on our current backlog demand and a recent decline of new U.S. government orders deliverable in the remaining quarters of fiscal 2010, we expect the periscope product line deliveries to continue to decline an additional 8% to 17% in the second half of fiscal year 2010 as compared to the same period in 2009.  We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share of the periscopes business from our competitors.

Revenues from the Howitzer programs increased $1.9 million, or 271.4%, over the same six months in the prior year.  During the first six months of 2009, we worked aggressively with the federal government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third program, for which government acceptance approval was obtained on August 25, 2009.  These issues were resolved through our initiated engineering change proposals and customer changes to the statement of work, and contract schedules modified accordingly to implement the required changes. With the successful implementation of these changes in place, Optex Systems Holdings is in full scale production on these units and expects to program deliveries on these programs to continue at the higher production rates until the second fiscal quarter of 2011 when production rates will begin to wind down with anticipated completion by the  fourth quarter of fiscal year 2011.

Sighting systems revenues decreased $1.5 million, or 68.2%, over the six months ended March 29, 2009 as our U.S. government delivery order on back up sighting units was completed in the last fiscal six months of 2009.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  Thus, we expect additional volume awards for the contract in the next year.  We continue to ship sighting systems pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2011.

Increases in the other product line of $0.5 million, or 25.0%, for the six months ending March 28, 2010 are a result of increased sales of PVS-4 and TVS-5 night vision eyepiece and objective lens assemblies to the federal government.  We expect revenues to continue at the same level in the next quarter and then decline in the fourth quarter of fiscal 2010 as the current federal government contract on these units completes.

Currently, we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial 5 year contract award in 2004.  As of March 28, 2010, Optex Systems Holdings has reserved $1.1 million in contract loss reserves on these programs with a remaining backlog of $5.9 million.  We are expecting to ship $3.6 million of the existing loss contract backlog in 2010, with the remaining $2.3 million expected to ship in early fiscal year 2011.  As these losses have been previously recognized to the extent identified, and future margins on these revenues are expected to be zero.

Cost of Goods Sold. During the six months ended March 28, 2010, we recorded cost of goods sold of $10.7 million as opposed to $12.5 million during the six months ended March 29, 2009 (Combined Predecessor and Successor), a decrease of $1.8 million or 14.4%. This decrease in cost of goods sold was primarily associated with decreased revenue on our glass periscope and sighting system product lines from the prior year six months, in addition to decreased intangible amortization in the second six months of fiscal 2010 as compared to the second six months of fiscal 2009 associated with the Optex Systems, Inc. (Texas) acquisition on October 14, 2008. The gross margin during the six months ended March 28, 2010 (Successor) was 12.3% of revenues as compared to a gross margin of 10.7% for the six months ended March 29, 2009 (Combined Predecessor and Successor).  Product margins decreased to 15.6% for the six months ended March 28, 2010 (Successor) versus 17.9% for the six months ended March 29, 2009 (Combined Predecessor and Successor) due to a shift in first six months revenue mix toward less profitable contracts.  Gross margins were favorably impacted by a decrease in intangible amortization allocable to cost of goods sold of $0.5 million, and lower reserves for valuations and warranties of $0.1 million.  Amortization of intangibles and inventory reserve adjustments accounted for 4.7% of cost of goods sold in the six months ended March 28, 2010 as compared to 8.0% in six months ended March 29, 2009.

G&A Expenses. During the six months ended March 28, 2010, we recorded operating expenses of $1.4 million as opposed to $1.3 million (Combined Predecessor and Successor) during the six months ended March 29, 2009, an increase of $0.1 million or 7.7%.  The bulk of the increased general and administrative costs was related to increased investor relations fees.

Operating Income (Loss). During the six months ended March 28, 2010, we recorded operating income of $0.1 million, as compared to operating income of $0.2 million during the six months ended March 29, 2009.  Operating income is lower in the current six months as compared to the prior year six months due to lower revenues of $1.8 million, combined with changes in product mix and intangible allocations affecting the current six months gross margin and higher general and administrative spending of $0.1 million for investor relations costs.

Net Income (Loss) applicable to common shareholders. During the six months ended March 28, 2010, we recorded a net loss of $0.1 million, as compared to $0.4 million for the six months ended March 29, 2009, a reduction in net loss of $0.3 million or 75.0%.  The decrease in net loss is primarily attributable to reduced income taxes for the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. The intangible amortization expense is amortized over 5 years for book purposes and over 15 years for income tax purposes.

Liquidity and Capital Resources

On October 27, 2009, Optex Systems Holdings secured a short term note payable from the Longview Fund in the amount of $250,000 bearing interest at 10% per annum. On March 22, 2010, Optex Systems Holdings repaid $125,000 in principal plus $10,000 in accrued interest on the outstanding Longview note. The note matures July 15, 2010, and the remaining principal amount and accrued and unpaid interest thereon will be repaid on or before the maturity date.  On March 10, 2010, the Company also entered into a revolving credit facility with Peninsula Business Bank which provides up to $2,000,000 in financing against eligible receivables, and as of March 28, 2010, the outstanding balance under this line was $848,771.

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, notes from related parties, and the sale of equity securities. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for at least the next 12 months. However, based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase in the future. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources will be obtained from a variety of sources including, but not limited to, cash flow from operations and further private placements of our common stock and/or debt, including receivables funding through a commercial lender.

Cash Flows for the Period from September 28, 2009 through March 28, 2010

Cash and Cash Equivalents. As of March 28, 2010, we had cash and cash equivalents of $0.9 million. During the period from September 28, 2009 through March 28, 2010, we decreased cash and cash equivalents by $0.02 million primarily due to the timing of accounts receivable collections and supplier payments in support of increased inventory.

Net Cash Used in Operating Activities. Net cash used in operating activities during the period from September 28, 2009 to March 28, 2010 totaled $1.0 million. The primary uses of cash during this period relate to reductions in accounts payable of $0.9 million in support of inventory purchased in the first six months of fiscal year 2010 for new periscope orders and higher production volume on our Howitzer programs, which generally contain higher material content than other product lines.  In addition, we experienced an overall shift in revenues and accounts receivable in the current quarter from government to non government customers.  Our non-U.S. government customers increased to 60% of revenue for the six months ended March 28, 2010 as compared to 49% of total revenues for the fiscal year ended September 27, 2009.  These customers generally pay more slowly than the U.S. government, often beyond the 30 day terms and up to 45-50 days as compared to direct U.S. government shipments which typically pay in 30 days or less.  During the period from September 28, 2009 through March 28, 2010, our net inventory decreased by $0.3 million.  We expect the cash used in operating activities to decline significantly during the balance of fiscal 2010 as inventory balances on Howitzer programs decrease and current outstanding receivables are collected.  The second half of fiscal 2010 is expected to provide increased cash from operating activities as several of our progress billed programs reach full liquidation and the material purchases on our Howitzer programs near completion.

Net Cash (Used) Provided by Investing Activities. In the six months ended March 28, 2010, net cash used by investing activities totaled $0.01 million and consisted of fixed asset purchases during the period.  We expect this number to increase in the second half of 2010 as additional capital projects are planned in support of current cost reduction initiatives.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1.0 million during the six months ended March 28, 2010 as a result of the net proceeds of $0.85 million from the revolving credit facility we entered into during the second quarter of the fiscal year, and the net $0.13 million ($0.25 million less repayments) provided under the Longview Fund note.  These funds were used to secure inventory from several key suppliers in support of new periscope orders and higher purchasing and production volume on our Howitzer programs during the period.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition.  Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended September 27, 2009.

Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-09 “Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and therefore has omitted the disclosure previously required as referenced above.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 28, 2010, our disclosure controls and procedures were effective.

Changes in  Internal Control Over Financial Reporting

During the quarter ended March 28, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.  As of March 28, 2010, we had approximately $1.1 million of loss provision accrued for these fixed price contracts.

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

As of March 28, 2010, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

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

Item 6. Exhibits

(a)      Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc.

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares (3)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	2009 Stock Option Plan (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (2)*

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (2)*

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (2)*
10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (2)*

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (2)*

10.11	Form of Subscription Agreement (5)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (4)*

10.13	Single Source Supplier Purchase Orders with SWS Trimac (4)*

10.14	Since Source Supplier Purchase Orders with Danaher Controls (4)*

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (4)*

10.16	Amendment to Lease (6)

10.17	Loan and Security Agreement with Peninsula Bank Business Funding

10.18	Guaranty executed in favor of Peninsula Bank Business Funding

14.1	Code of Ethics (1)

16	Letter re: Change in Certifying Accountant

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request, and information regarding this confidential treatment request is being separately submitted to the Commission.
(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Amendment No. 2 to Registration Statement on Form S-1 filed on November 12, 2009
(5)	Incorporated by reference from our Form 10-K filed on January 11, 2010.
(6)	Incorporated by reference from our Form 8-K filed on January 11, 2010

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 12, 2010	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 12, 2010	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer