Form 10-Q
period 2010-06-27
Optex Systems Holdings Inc
filed 2010-08-11
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2010: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q
June 27, 2010

INDEX

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2010

BALANCE SHEETS AS OF JUNE 27, 2010 (SUCCESSOR) (UNAUDITED) AND SEPTEMBER 27, 2009 (SUCCESSOR)	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 27, 2010 (SUCCESSOR) AND THE THREE MONTHS ENDED JUNE 28, 2009 (SUCCESSOR) AND FOR THE PERIOD OCTOBER 15, 2008 THROUGH JUNE 28, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-3

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 27, 2010 (SUCCESSOR) AND FOR THE PERIOD OCTOBER 15, 2008 THROUGH JUNE 28, 2009 (SUCCESSOR) AND FOR THE PERIOD SEPTEMBER 29, 2008 THROUGH OCTOBER 14, 2008 (PREDECESSOR) (UNAUDITED)
F-4

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets

	Successor
	June 27, 2010 (Unaudited)	Successor September 27, 2009

ASSETS

Current Assets
Cash	$782,294	$915,298
Accounts Receivable	2,715,171	1,802,429
Net Inventory	6,975,481	8,013,881
Deferred Tax Asset	953,916	711,177
Prepaid Expenses	232,631	318,833

Total Current Assets	$11,659,493	$11,761,618

Property and Equipment
Property Plant and Equipment	$1,348,932	$1,341,271
Accumulated Depreciation	(1,142,496)	(1,094,526)

Total Property and Equipment	$206,436	$246,745

Other Assets
Security Deposits	$20,684	$20,684
Intangibles	1,187,411	1,965,596
Goodwill	7,110,415	7,110,415

Total Other Assets	$8,318,510	$9,096,695

Total Assets	$20,184,439	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Balance Sheets – Continued

	Successor
	June 27, 2010 (Unaudited)	Successor September 27, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$868,597	$2,497,322
Accrued Expenses	510,596	671,045
Accrued Warranties	25,000	81,530
Accrued Contract Losses	1,331,007	1,348,060
Credit Facility	959,061	-

Total Current Liabilities	$3,694,261	$4,597,957

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding)	$139,445	$139,445
Optex Systems Holdings, Inc. Preferred Stock (.001 par 5,000 authorized, 1027 series A preferred shares issued and outstanding)	1	1
Additional Paid-in-capital	17,037,740	16,643,388
Retained Earnings (Deficit)	(687,008)	(275,733)

Total Stockholders' Equity	$16,490,178	$16,507,101

Total Liabilities and Stockholders' Equity	$20,184,439	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)

	Successor Three months ended June 27, 2010	Successor Three months ended June 28, 2009	Successor Nine months ended June 27, 2010	Successor For the period October 15, 2008 through June 28, 2009	Predecessor For the period September 29, 2008 through October 14, 2008

Revenues	$5,905,456	$6,983,930	$18,138,883	$20,084,362	$871,938

Total Cost of Sales	5,498,140	6,417,926	16,246,026	18,135,020	739,868

Gross Margin	$407,316	$566,004	$1,892,857	$1,949,342	$132,070

General and Administrative
Salaries and Wages	$225,174	$161,695	$571,032	$487,709	$22,028
Employee Benefits and Taxes	46,135	29,716	155,374	169,279	495
Employee Stock/Option Bonus Plan	24,937	15,174	72,374	19,986	(4,812)
Amortization of Intangibles	79,823	101,159	239,468	303,475	-
Rent, Utilities and Building Maintenance	29,713	50,838	134,263	150,780	12,493
Investor Relations	90,408	88,326	292,478	88,326	-
Legal and Accounting Fees	78,585	128,274	186,491	296,627	360
Consulting and Contract Service Fees	46,619	43,210	132,650	167,261	10,527
Travel Expenses	4,857	16,294	21,527	41,317	-
Board of Director Fees	30,000	37,500	100,000	87,500	-
Other Expenses	102,823	87,749	285,398	227,099	16,155
Total General and Administrative	$759,074	$759,935	$2,191,055	$2,039,359	$57,246

Operating Income (Loss)	$(351,758)	$(193,931)	$(298,198)	$(90,017)	$74,824

Other Expenses
Other Income and Expense	$-	$(351)	$-	$(1,434)	$-
Interest (Income) Expense - Net	26,939	-	65,838	174,710	9,492
Total Other	$26,939	$(351)	$65,838	$173,276	$9,492

Income (Loss) Before Taxes	$(378,697)	$(193,580)	$(364,036)	$(263,293)	$65,332
Income Taxes (Benefit)	(168,883)	114,973	(242,739)	465,291	-

Net Income (Loss) After Taxes	$(209,814)	$(308,553)	$(121,297)	$(728,584)	$65,332

Less preferred stock dividend	$(98,102)	$-	$(289,978)	$-	$-

Net loss applicable to common shareholders	$(307,916)	$(308,553)	$(411,275)	$(728,584)	$65,332

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$6.53

Weighted Average Common Shares Outstanding	139,444,940	138,914,940	139,444,940	121,891,852	10,000

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Nine months ended June 27, 2010	Successor For the period October 15, 2008 through June 28, 2009	Predecessor For the period September 29, 2008 through October 14, 2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(121,297)	$(728,584)	$65,332

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	826,156	1,622,907	9,691
Provision for Allowance for Inventory Valuation	(106,933)	158,273	27,363
Noncash Interest Expense	16,359	170,882	9,500
Stock Option Compensation Expense	72,374	15,174	-
(Increase) Decrease in Accounts Receivable	(912,742)	(1,823,665)	1,049,802
(Increase) Decrease in Inventory (Net of Progress Billed)	1,145,333	(1,617,361)	(863,566)
(Increase) Decrease in Other Current Assets	118,202	317,669	18,541
(Increase) Decrease in Deferred Tax Asset	(242,739)	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	(1,805,534)	1,416,854	(186,051)
Increase (Decrease) in Accrued Warranty Costs	(56,530)	87,446	-
Increase (Decrease) in Due to Parent	-	-	1,428
Increase (Decrease) in Accrued Estimated Loss on Contracts	(17,053)	(119,470)	(15,304)
Increase (Decrease) in Income Taxes Payable	-	85,179	-
Total Adjustments	$(963,107)	$313,888	$51,404
Net Cash (Used)/Provided by Operating Activities	$(1,084,404)	$(414,696)	$116,736

Cash Flows from Investing Activities:
Cash Received through Optex Texas Acquisition	$-	$253,581	$-
Purchase of Property and Equipment	(7,661)	(13,824)	(13,338)
Net Cash Used in Investing Activities	$(7,661)	$239,757	$(13,338)

Cash Flows from Financing Activities:
Private Placement Net of Stock Issuance Cost	-	874,529	-
Proceeds (to) from Credit Facility (net)	959,061	-	-
Proceeds from Loans Payable	250,000	(207,265)	(20,000)
Repayments of Loans Payable	(250,000)	-	-

Net Cash (Used In) Provided by Financing Activities	$959,061	$667,264	$(20,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$(133,004)	$492,325	$83,398
Cash and Cash Equivalents at Beginning of Period	915,298	-	170,183
Cash and Cash Equivalents at End of Period	$782,294	$492,325	$253,581

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Condensed Consolidated Statements of Cash Flows - continued (Unaudited)

	Successor Nine months ended June 27, 2010	Successor For the period October 15, 2008 through June 28, 2009	Predecessor For the period September 29, 2008 through October 14, 2008

Noncash Investing and Financing Activities:

Optex Delaware (Successor) Purchase of Optex Texas (Predecessor)
Cash Received	-	253,581	-
Accounts Receivable	-	1,404,434	-
Inventory	-	5,383,929	-
Intangibles	-	4,036,790	-
Other Assets	-	632,864	-
Accounts Payable	-	(1,953,833)	-
Other Liabilities	-	(1,868,180)	-
Debt	-	(6,000,000)	-
Goodwill	-	7,110,415	-
Issuance of Stock	$-	$9,000,000	$-

Conversion of Debt to Series A Preferred Stock
Additonal Paid in Capital ($6,000,000 Debt Retirement plus Accrued Interest of $159,780)	$-	$6,159,780	$-

Issuance of Common shares in Exchange for Investor Relations Services
Additonal Paid in Capital (1,250,000 shares issued at $0.001 par)	$-	$187,500	$-

Issuance of Warrants as Debt Issuance Cost
Additonal Paid in Capital (warrants to purchase 1,100,000 shares)	$32,000	$-	$-

Supplemental cash flow information:
Cash Paid for Interest	$49,479	3,817	$-
Cash Paid for Taxes	$119,847	380,112	$-

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings” or “Successor”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc. (Delaware)”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. (Delaware) was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. and Alpha Capital Anstalt formed Optex Systems, Inc. (Delaware), which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation (“Optex Systems, Inc. (Texas)” or “Predecessor), and a wholly-owned subsidiary of Irvine Sensors Corporation, in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

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

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Delaware)  (Longview’s interest in Optex Systems, Inc. (Delaware) then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc. (Delaware)), in a private transaction .  See Note 4 for additional details regarding the Sileas transaction.

Optex Systems, Inc. (Delaware) operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of the reorganization agreement (described above and also in Note 5), it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 73.5% of the issued and outstanding equity interests in Optex Systems Holdings.  Optex Systems Holdings plans to carry on the business of Optex Systems, Inc. (Delaware) as its sole line of business, and all of Optex Systems Holdings’ operations are conducted by and through its wholly-owned subsidiary, Optex Systems, Inc. (Delaware).  Accordingly, in subsequent periods the financial statements presented are those of the accounting acquirer.  The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

The Company’s operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of June 27, 2010, Optex Systems Holdings operated with 84 full-time equivalent employees.

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

The accompanying financial statements include the results of operations and cash flows of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction, for the three and nine months ending June 27, 2010, the three months ended June 28, 2009 and the period from October 15, 2008 through June 28, 2009 and the results of operations and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.  The accompanying financial statements include the balance sheets at June 27, 2010 and September 27, 2009 for Optex Systems, Inc. (Delaware), the accounting acquirer.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of June 27, 2010 and September 27, 2009, inventory included:

	As of June 27, 2010	As of September 27, 2009
	(unaudited)

Raw Materials	$4,986,965	$7,161,241
Work in Process	4,307,016	4,043,308
Finished Goods	231,851	245,056
Gross Inventory	$9,525,832	$11,449,605
Less:
Unliquidated Progress Payments	(2,102,458)	(2,880,898)
Inventory Reserves	(447,893)	(554,826)
Net Inventory	$6,975,481	$8,013,881

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

Income Tax/Deferred Tax:  FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, “Accounting for Income Taxes”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes.  The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings.  The difference between the income tax expense and pretax accounting income is primarily attributable to $118,017 and $349,900 of deductible expenses representing permanent timing differences between book income and taxable income for the amortization of goodwill during the three and nine months ending June 27, 2010, respectively.  This expense is deductible over 15 years for income tax purposes but is not amortized for accounting purposes.  The tax effect of this permanent timing difference is a reduction in income tax expense of $40,126 and $118,966 for the three and nine months ended June 27, 2010, respectively.

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

For the three and nine months ended June 27, 2010, 1,027 shares of Series A preferred stock, 2,655,649 stock options and 9,948,667 warrants were excluded as antidilutive. For the period October 15, 2008 through June 28, 2009 (Successor) there were 2,681,649 stock options issued and outstanding that could dilute future earnings.  There were no dilutive convertible securities issued and outstanding for the period September 29, 2008 through October 14, 2008 (Predecessor).

Reclassification:  Certain expenses reflected in the financial statements for the three and nine months ended June 28, 2009 have been reclassified to conform with the current year presentation.

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

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity (which at the time represented 90% of the issued and outstanding equity interests of Optex Systems, Inc. (Delaware)) and debt interest in Optex Systems, Inc. (Delaware) held by Longview.  As of the date of this transaction, Sileas became the majority owner of Optex Systems, Inc. (Delaware).

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

The following table represents the reorganization and private placement transactions which occurred on March 30, 2009 reflected in June 28, 2009 statements due to the election to report as of the accounting acquirer’s period end:

Optex Systems Holdings, Inc.
Balance Sheet Adjusted for Reorganization and Private Placement

	Unaudited Quarter Ended March 29, 2009	Reorganization Adjustments (1)	Private Placement Adjustments	Unaudited Quarter Ended March 29, 2009

Assets
Current Assets	$8,880,436	$187,500	$929,738	$9,997,674
Non current Assets	10,422,425	-	-	10,422,425

Total Assets	$19,302,861	$187,500	$929,738	$20,420,099

Liabilities
Loans Payable	146,709		(146,250)	459
Other Current Liabilities	4,416,403	-	55,209	4,471,612

Total Liabilities	$4,563,112	$-	$(91,041)	$4,472,071

Equity
Optex Systems Holdings, Inc. – (par $0.001per share, 200,000,000 shares authorized, 138,914,940 shares issued and outstanding as of June 28, 2009)	113,333	17,450	8,132	138,915
Optex Systems Holdings, Inc. preferred stock (par value $0.001 per share, 5,000 shares authorized, 1027 shares of Series A Preferred issued and outstanding)	1			1
Additional Paid in Capital	15,046,446	170,050	1,012,647	16,229,143
Retained Earnings	(420,031)			(420,031)

Total Stockholders Equity	$14,739,749	$187,500	$1,020,779	$15,948,028

Total Liabilities and Stockholders Equity	$19,302,861	$187,500	$929,738	$20,420,099

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

The unaudited pro forma financial information for the consolidated successor nine months ended June 28, 2009 (Combined Successor and Predecessor) below present the historical financial information of the accounting acquirer. The pro forma financial information is presented for informational purposes only. Such information is based upon the stand-alone historical results of each entity and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the nine months ended June 28, 2009 as if the acquisition of Optex Systems, Inc. (Texas) and reorganization plan had occurred on the first day of the year.

Unaudited
Nine Months Ended
June 28, 2009
Revenues	20,956,300
Net Income (Loss) attributable to common shareholders	(653,750)
Diluted earnings per share	$(0.00)

Weighted Average Shares Outstanding	138,914,940

The pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from Irvine Sensors Corporation and the elimination of employee stock bonus compensation previously allocated from Irvine Sensors Corporation to reflect the costs of the ongoing entity.

Note 6 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015 in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.    Total expense under facility lease agreements as of the three and nine months ended June 27, 2010 was $43,336 and $185,674, respectively, and total expense for manufacturing and office equipment was $7,105 and 22,433, respectively. Total expense under facility lease agreements for the three and nine months ended June 28, 2009 was $77,350 and $232,343, respectively.  Total expense for manufacturing and office equipment for the three and nine months ended June 28, 2009 was $796 and $2,464, respectively.

As of June 27, 2010, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases
Fiscal Year
2010	$43,659
2011	251,152
2012	236,112
2013	231,574
2014	241,748
2015	201,457

Total minimum lease payments	$1,205,702

Pursuant to the terms of the amendment to the facilities lease, there is no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement is $133,898.  The value of the deferred rent expense will be amortized monthly at a rate of $1,998 per month over the life of the lease.  The total unamortized deferred rent as of June 27, 2010 was $102,780.  Commencing on August 1, 2010, the base rent payment is $19,128 per month.

Note 7 - Debt Financing

Short Term Note Payable/Longview Fund (Related Party) -    On October 27, 2009, Optex Systems Holdings borrowed $250,000 from the Longview Fund, a related party, pursuant to a promissory note, with an original maturity date of December 1, 2009, which was extended to July 15, 2010 pursuant to an allonge dated January 5, 2010.  The note carried an interest rate of 10% per annum, and all accrued and unpaid interest thereon was due upon maturity.  The note required Optex Systems Holdings to make a prepayment equal to 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds to Optex Systems Holdings were at least $900,000, with any remaining unpaid balance due on July 15, 2010.  In exchange for the allonge, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of its restricted common stock with an exercise price of $0.15 per share and with a term of three years.  In conjunction with the Peninsula Bank financing (below) on March 22, 2010, Optex Systems Holdings paid to Longview a principal prepayment of $125,000 and $10,000 in accrued interest.  The remaining principal amount of the note of $125,000 plus all accrued and unpaid interest thereon was paid in full on June 4, 2010.

Credit Facility - Peninsula Bank Business Funding

Effective March 4, 2010, Optex Systems, Inc. (Delaware) entered into a Loan and Security Agreement (“Agreement”) with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (“Lender”).

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

During the three months ending June 27, 2010, Optex Systems, Inc. realized negative EBITDA of ($0.08) as compared to a loan covenant requirement of $0.35 and as such did not meet the EBITDA covenant of the Loan Security Agreement for the third fiscal quarter of 2010.  On August 3, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 of the Agreement for the quarter ended June 27, 2010.  In addition, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 2, 2010 to $20,000, and for the fiscal quarter ending January 2, 2011 to $200,000.  As of June 27, 2010, the outstanding balance on the line of credit is $959,061.

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

Goodwill is tested annually for impairment during the fourth fiscal quarter and, if circumstances warrant, between annual testing periods.  Due to reductions in the expected value of future contract awards during the second fiscal quarter of 2010, goodwill was tested for impairment as of March 28, 2010 using a fair value approach and based on the review, no additional impairment was noted.  There have been no changes subsequent to March 28, 2010 that would suggest impairment has occurred subsequent to the previous review.

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:

Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted Indefinite Delivery/Indefinite Quantity awards	1,273,222
Total Intangible Asset to be amortized	$4,036,789

The amortization of identifiable intangible assets associated with the Optex Systems Inc. (Texas) acquisition on October 14, 2008 expensed for the three and nine months ended June 27, 2010 was $259,395 and $778,185, respectively.  The intangible amortization allocable to manufacturing cost of sales was $179,572 and $538,716 for the three and nine months ending June 27, 2010, respectively, and the intangible amortization allocable to general and administrative was $79,821 and 239,463 for the three and nine months ending June 27, 2010, respectively. The amortization of identifiable intangible assets expensed for the three and nine months ended June 28, 2009 was $517,798 and $1,553,394, respectively.  The intangible amortization allocable to manufacturing cost of sales for the three and nine months ended June 27, 2010 was $416,640 and $1,249,920, respectively, and the intangible amortization allocable to general and administrative was $101,159 and $303,475 for the three and nine months ending June 28, 2009, respectively. The identifiable intangible assets and recorded goodwill are amortized over five years for book purposes and over 15 years for income tax purposes.  As of the June 27, 2010, the total unamortized balance of intangible assets was $1,187,411.  The amortizable intangible assets were tested for impairment as of September 27, 2009 utilizing undiscounted, projected cash flows and based upon this analysis, no impairment was noted. Subsequent to the review, there have been no material changes to our assumptions or estimates that would result in impairment.  However, we intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

Identifiable intangible assets primarily consist of customer and program backlog.  The remaining unamortized balance of intangible assets will be amortized between general and administrative expenses and costs of sales over their remaining respective estimated useful lives as follows:

		2010	2011	2012	2013
Customer backlog amortized by delivery schedule	COS	$179,572	$126,158	$19,614	$4,762
Customer backlog amortized by delivery schedule	G&A	16,162	11,354	1,765	427
Program backlog amortized straight line across 5 years	G&A	63,662	254,645	254,645	254,645
Total Amortization by Year		$259,396	$392,157	$276,024	$259,834

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

On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 per share were granted to an officer of Optex Systems Holdings.  These options vest as follows: 34% after the first year, and 33% each after the second and third years.  These options have a seven year term from the date of issuance.  On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including options to purchase 250,000 shares to one executive officer.  These stock options vest 25% per year after each year of employment and have a seven year term from the date of issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 1,174,786 of the 1,267,000 shares will vest by the end of the end of the contract term.  As of June 27, 2010, 787,731 of the awarded stock options had vested and 40,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $24,937 and $72,374 for the three and nine months ended June 27, 2010, respectively as compared to $15,174 for the three and nine months ended June 28, 2009.  The impact of these expenses are immaterial to the basic and diluted net loss per share for the three and nine months ended June 27, 2010 and June 28, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the nine months ended June 27, 2010, estimated deferred tax assets related to option compensation costs were $24,607 and have been recorded to reflect the tax effect of the financial statement expense.  There was no similar tax effect related to option compensation costs for the nine months ended June 28, 2009 related to these stock options.  No tax deduction is allowed for incentive stock options. Accordingly, no deferred tax asset is recorded for GAAP expense related to these options.

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

Year ended
September 27, 2009

Expected dividend yield	0%
Expected stock price volatility	23.6%
Risk-free interest rate (1)(2)	2.8%-4.07%
Expected life of options	4.5 to 7 Years

(1)     2.8% for grant expected life less than 7 years
(2)     4.07% for grant expected life of 7 years.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 06/27/10	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	306,750	05/13/2016	05/14/2010
05/14/09	316,750	0.15	306,750	05/13/2016	05/14/2011
05/14/09	316,750	0.15	306,750	05/13/2016	05/14/2012
05/14/09	316,750	0.15	306,750	05/13/2016	05/14/2013
Total	2,681,649		2,641,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September 27, 2009	2,667,649	$0.21	5.14	$560,206
Granted – 2010	-	$-	-	-
Forfeited – 2010	(26,000)	$-	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of June 27, 2010	2,641,649	$-	4.39	$-

Exercisable as of June 27, 2010	787,731	$-	-	$-

The weighted-average grant date fair value of options granted during the nine months ended June 27, 2010 was $0.14, and the total intrinsic value of options exercised during the nine months ended June 27, 2010 was $0.  As of June 27, 2010 the total intrinsic value of exercisable options was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2009	2,667,649	$0.14
Non-vested granted — nine months ended June 27, 2010	-	$0.00
Vested — nine months ended June 27, 2010	(787,731)	$0.14
Forfeited — nine months ended June 27, 2010	(26,000)	$0.14
Non-vested as of June 27, 2010	1,853,918	$0.14

As of June 27, 2010, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $251,916.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the nine months ended June 27, 2010 was $77,381.

During the fiscal year ended September 27, 2009, Optex Systems Holdings issued 480,000 shares of common stock at a market value of $0.30 per share for a total $144,000 and paid $150,000 cash to a vendor in support of an investor relations agreement executed on June 29, 2009. Pursuant to the agreement, the shares are earned over the life of the contract at the rate of 40,000 shares per month through June 2010.  During the three and nine months ended June 27, 2010, Optex Systems Holdings expensed $36,000 and $108,000, respectively, for shares earned.  As of June 27, 2010 there was no remaining unamortized balance for shares issued against the contract.  The contract was complete as of June 30, 2010.

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

As of June 27, 2010, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 06/27/10	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Business Funding - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the three and nine months ended June 27, 2010 Optex Systems Holdings recorded a total of $8,605 and $12,000 in interest expense related to the outstanding warrants and has an unamortized interest balance of $20,000.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

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

As of March 30, 2009, Optex Systems, Inc. (Delaware) was authorized to issue 200,000,000 shares of common stock, par value $0.001 per share, of which 85,000,000 shares were issued and outstanding as follows:

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

The company granted an officer at the consummation of the reorganization options to purchase 1,414,649 shares with an exercise price of $0.15 per share. The options vest 34% one year following the date of grant, and 33% on each of the second and third anniversaries following the date of grant. 480,981 of these options vested on March 30, 2010, subsequent to the June 27, 2010 quarter end. See Note 9 - Stock Based Compensation.

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

On March 27, 2009, Sileas and Alpha exchanged their promissory notes in the total principal amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A preferred stock. On March 30, 2009, shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged on a 1:1 basis for shares of Series A preferred stock of Optex Systems Holdings.  As of the three and nine months ended June 27, 2010, Optex Systems Holdings recorded $98,102 and $289,978 of dividends payable on Series A preferred shares, respectively.

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

Note 11– Reduction in Force

On April 1, 2010 and June 24, 2010, the Company reduced its workforce by approximately 9 and 15 full-time regular employees, respectively, who were solely or partially dedicated to our periscope production line and supporting functions.  The Company also eliminated 2 full-time contract labor employees during April 2010. These reductions in force were made in anticipation of  decreased production quantities on our periscope lines in the next fiscal quarter and are intended to reduce the monthly cash burn while maintaining current profit margins on the remaining periscope business.  The Company recorded approximately $0.03 million of severance related expenses, which are included in cost of goods sold and general and administrative expenses in the consolidated statement of operations for the fiscal quarter ended June 27, 2010. There were no unpaid severance costs as of June 27, 2010.

Note 12 – Subsequent Events

On June 28, 2010, the Company received a $2.5 million purchase order under an existing contract with TACOM-Warren.  The purchase order calls for the delivery of M137 panoramic telescopes,  scheduled to begin in January 2011 and to continue through August 2011.

On August 3, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 of its agreement with the Company for the quarter ended June 27, 2010.  In addition, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid  agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 2, 2010 to $20,000, and for the fiscal quarter ending January 2, 2011 to $200,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at June 27, 2010 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 27, 2009 and the quarter ended June 27, 2010, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Results of Operations

During the quarter ended June 27, 2010, we experienced reductions in forecasted sales volume due to changes in incremental funding commitments by federal agencies.  We are currently evaluating the impact that anticipated reductions in government defense spending budgets will have on Optex Systems Holdings.  The 2011 Congressional budget has been delayed by Congress and is not expected to be ratified until the December 2010 timeframe.  Until the Congressional budgets are approved, Optex and our major customers are unable to provide updated volume expectations for the coming year.  Due to new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business.

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

	Successor Qtr 1	Successor Qtr 2	Successor Qtr 3	Successor - Nine months ended June 27, 2010	Predecessor - Qtr1 (September 29, 2008 through October 14, 2008)	Successor - Qtr1 (October 15, 2008 through December 27, 2008)	Successor Qtr2	Successor Qtr3	Combined - Six months ended March 29, 2009

Net Loss Applicable to Common Shareholders - GAAP	$-	$(0.1)	$(0.3)	$(0.4)	$(0.1)	$0.1	$(0.3)	$(0.3)	$(0.6)
Add:
Interest Expense	-	-	-	-	-	0.1	0.1	-	0.2
Preferred Stock Dividend	0.1	0.1	0.1	0.3	-	-	-	-	-
Federal Income Taxes (Benefit)	-	(0.1)	(0.2)	(0.3)	-	0.2	0.1	0.1	0.4
Depreciation & Amortization	0.3	0.3	0.3	0.9	-	0.6	0.5	0.5	1.6
EBITDA - Non GAAP	$0.4	$0.2	$(0.1)	$0.5	$(0.1)	$1.0	$0.4	$0.3	$1.6

Our EBITDA declined by $1.1 million in the nine months ended June 27, 2010 as compared to the prior year performance for the same period.  The EBITDA reduction for the period was primarily attributable to the lower sales revenue of $2.8 million, lower product margins related to the mix of product lines shipped, and higher general and administrative spending of $0.1 million.  We continue to pursue cost efficiencies in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.  Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  Certain periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a product margin of zero.  During the three and nine months ended June 27, 2010, we recognized revenue of $0.1 and $1.2 million, respectively, from these legacy periscope programs, with a remaining backlog of $0.  We expect our product margins on periscopes to continue improve in future quarters as the legacy loss or low margin programs have completed and will be replaced with new awards.

We are aggressively pursuing additional, potentially higher margin periscope business, and in May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from U.S. Army Tank-armaments and Automotive Command.  In June 2009, we received an additional $3.4 million dollar award from General Dynamics Land Systems and in September 2009, we received an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract.  The total orders recorded for all product lines in the nine months ended June 27, 2010 was $9.8 million of which $8.6 million related to periscope business from several customers.  In July 2010, Optex received new orders totaling $4.5 million of which $2.5 consisted of an additional delivery order against our M137 Howitzer contract.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor), Optex Systems, Inc. (Delaware)’s amortizable intangible assets increased significantly in 2009 over prior years. We expect the intangible amortization expense to decline $1.0 million in the year ended September 27, 2010 from $2.0 million in the year ended September 27, 2009.

Backlog as of June 27, 2010 was $18.1 million as compared to a backlog of $31.7 million as of June 28, 2009.  The following table depicts the current expected delivery by quarter of all contracts awarded as of June 27, 2010.

	FY2010	FY2011				FY2012				FY2013
Program Backlog (millions)	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2
Howitzer Programs	$1.3	$1.5	$0.7	$0.7	$-	$-	$-	$-	$-	$-	$-
Periscope Programs	2.3	1.7	2.4	1.8	0.2	0.7	1.2	1.3	0.2	0.3	0.2
Sighting Systems	0.1	-	-	-	-	-	-	-	-	-	-
All Other	0.4	0.4	0.2	0.2	-	0.1	0.1	0.1	-	-	-
Total	$4.1	$3.6	$3.3	$2.7	$0.2	$0.8	$1.3	$1.4	$0.2	$0.3	$0.2

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $650,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of June 27, 2010, none of our outstanding backlog fell under this criterion.

Three Months Ended June 27, 2010 (Successor) Compared to the Three Months Ended June 28, 2009 (Successor)

Revenues.  In the three months ended June 27, 2010, revenues decreased by 15.7% from the respective prior period in 2009:

Product Line	Three months ended 6/27/2010	Three months ended 6/28/2009	Change
	(Successor)	(Combined)
Howitzer Programs	$1.7	$0.9	$0.8
Periscope Programs	2.9	3.0	(0.1)
Sighting Systems	0.2	1.4	(1.2)
All Other	1.1	1.7	(0.6)
Total	$5.9	$7.0	$(1.1)

Percent increase (decrease)			-15.7%

Periscope revenues decreased ($0.1) million or 3.3% during the three months ended June 27, 2010 as compared to the three months ended June 28, 2009.  Based on our current backlog demand and a recent decline of new federal government orders deliverable in the remaining quarter of fiscal 2010, we expect the periscope product line deliveries to decline by an additional 20% in the fourth quarter of fiscal year 2010 as compared to revenues for the same period in 2009.  We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.  In order to preserve product margins and mitigate the impact of the reduced periscope revenues in the last quarter of 2010, Optex concluded a reduction in force of approximately 24% as of June 24, 2010.

Revenues from the Howitzer programs increased $0.8 million or 88.9% over the same quarter in the prior year.  During the third quarter of 2009, we worked aggressively with the federal government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third program, for which government acceptance approval was obtained on August 25, 2009.   These issues were resolved through internal engineering change proposals and customer changes to the statement of work, and contract schedules modified accordingly to implement the required changes.  With the successful implementation of these changes in place, and the additional delivery order of $2.5 million awarded in July 2010, we are in full scale production on these units and expect deliveries on these programs to continue at the higher production rates until the third fiscal quarter of 2011 when production rates will begin to wind down with anticipated completion during the fourth quarter of fiscal year 2011.

Sighting systems revenues decreased $1.2 million or 85.7% over the three months ended June 28, 2009 as our federal government delivery order on back up sighting units was completed in the last fiscal quarter of 2009.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  We continue to ship sighting systems pursuant to other contracts to both U.S. federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2011.

Decreases in the other product line of ($0.6) million or 35.3% for the three months ending June 27, 2010 are primarily a result of decreased sales in Big Eye Binoculars for a Navy contract that completed in June 2009 and lower revenues in Collimator assemblies sold directly to the U.S. government over the same period in 2009.  The decline in U.S. government spending on Collimator assemblies was partially mitigated by increased deliveries for Collimators to other prime government contractors.

Currently, we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs which are complete as of the three months ended June 27, 2010, experienced losses due to significant material price increases since the initial five year contract award in 2004.  As of June 27, 2010, Optex Systems Holdings has reserved $1.3 million in contract loss reserves on these programs with a remaining backlog of $4.2 million.  We are expecting to ship $1.3 million of the existing loss contract backlog in fiscal year 2010, with the remaining $2.9 million expected to ship by  the third quarter of fiscal year 2011.  Loss reserves against these programs increased by $0.2 million in the quarter ended June 27, 2010 to cover increased estimated completion costs as a result of higher production labor and material scrap rates, primarily related to the Aiming Circle Program.  As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

Cost of Goods Sold. During the quarter ended June 27, 2010, we recorded cost of goods sold of $5.5 million as opposed to $6.4 million during the quarter ended June 28, 2009 (Combined Predecessor and Successor), a decrease of $0.9 million or 14.1%. This decrease in cost of goods sold was primarily associated with decreased revenue sighting systems from the prior year quarter, in addition to decreased intangible amortization in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 associated with the Optex Systems, Inc. (Texas) acquisition on October 14, 2008. The gross margin during the quarter ended June 27, 2010 was 6.9% of revenues as compared to a gross margin of 8.1% for the quarter ended June 28, 2009.  The change in gross margin is primarily due to a shift in revenue mix toward less profitable Howitzer contracts and increased contract losses realized on those programs during the quarter.  These impacts are partially offset by a favorable reduction to cost of goods sold related to intangible amortization of $0.2 million, and lower reserves for valuations and warranties of $0.2 million as compared to the prior year quarter.  Amortization of intangibles and inventory reserve adjustments accounted for 1.0% of cost of goods sold in the quarter ended June 27, 2010 as compared to 7.9% in quarter ended June 28, 2009.

G&A Expenses. During the three months ended June 27, 2010, we recorded operating expenses of $0.8 million as opposed to $0.8 million during the three months ended June 28, 2009.  We expect our operating expenses to decline in the fourth fiscal quarter as a result of the completion of an investor relations contract and reductions in force of approximately 24 full time employees and 2 full time contract employees, which occurred in two stages in April 2010 and June 2010.

Operating Income (Loss). During the three months ended June 27, 2010, we recorded an operating loss of $0.35 million, as compared to an operating loss of $0.19 million during the three months ended June 28, 2009.  The operating loss is higher in the quarter ended June 27, 2010 as compared to the prior year quarter due to increased revenues the Howitzer program combined with additional contract loss reserves realized against these programs in the third fiscal quarter of 2010.

Net Income (Loss) applicable to common shareholders. During the three months ended June 27, 2010, we recorded a net loss of $0.3 million, as compared to a net loss of $0.3 million for three months ended June 28, 2009.  In the third fiscal quarter of 2010 we recognized a tax benefit of $0.1 million as compared to a $0.2 tax expense in the same quarter of fiscal year 2009.  The tax benefit primarily attributable to a tax loss in the fiscal third quarter of 2010 as compared to a taxable income the same quarter in 2009 after the considering the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. The intangible amortization expense is amortized over 5 years for book purposes and over 15 years for income tax purposes.

Nine Months Ended June 27, 2010 (Successor) Compared to the Nine Months Ended June 28, 2009 (Combined Predecessor and Successor)

Revenues.  In the nine months ended June 27, 2010, revenues decreased by 13.8% from the respective prior period in 2009:

Product Line	Nine months ended 6/27/2010	Nine months ended 6/28/2009	Change
	(Successor)	(Combined)
Howitzer Programs	$4.3	$1.6	$2.7
Periscope Programs	9.2	12.1	(2.9)
Sighting Systems	1.2	3.6	(2.4)
All Other	3.4	3.7	(0.3)
Total	$18.1	$21.0	$(2.9)

Percent increase (decrease)			-13.8%

Revenues decreased by $2.9 million, or 24.0%, on our periscope line during the nine months ended June 27, 2010 as compared to the nine months ended June 28, 2009.  During the first nine months of fiscal year 2009, periscope production from one of our major periscope contracts had been accelerated to compensate for production delays that occurred during the last six months of fiscal year 2008.  The delay was a result of a manufacturing control test failure related to the environmental testing of one of the products.  Subsequent to the environmental control test failure, Optex Systems Holdings implemented a manufacturing process change to eliminate the potential for future failures and increased the production rate in the first six months of fiscal 2009 to compensate for the previous delay.   Based on our current backlog demand and a recent decline of new federal government orders deliverable in the remaining quarter of fiscal 2010, we expect the periscope product line deliveries to decline by an additional 20% in the fourth quarter of fiscal year 2010 as compared to revenues in the same period in 2009.  We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.  In order to preserve product margins and mitigate the impact of the reduced periscope revenues in the last quarter of 2010, Optex concluded a reduction in force of approximately 24% as of June 24, 2010.

Revenues from the Howitzer programs increased $2.7 million, or 168.8%, over the same nine months in the prior year.  During the first nine months of 2009, we worked aggressively with the federal government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third program, for which government acceptance approval was obtained on August 25, 2009.  These issues were resolved through our initiated engineering change proposals and customer changes to the statement of work, and contract schedules modified accordingly to implement the required changes.  With the successful implementation of these changes in place, and the additional delivery order of $2.5 million awarded in July 2010, we are in full scale production on these units and expect deliveries on these programs to continue at the higher production rates until the third fiscal quarter of 2011 when production rates will begin to wind down with anticipated completion during the fourth quarter of fiscal year 2011.

Sighting systems revenues decreased $2.4 million, or 66.7%, over the nine months ended June 28, 2009 as our U.S. government delivery order on back up sighting units was completed in the last fiscal nine months of 2009.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  We continue to ship sighting systems pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2011.

Decreases in the other product line of $0.3 million, or 8.1%, for the nine months ending June 27, 2010 are primarily a result of decreased Collimator assembly sales to the U.S. government, decreased sales in Big Eye Binoculars for a Navy contract that completed in June 2009 partially offset by increased revenues of for TVS4 and PVS Objective assemblies to the U.S. government.

Currently, we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs which are complete as of the three months ended June 27, 2010, experienced losses due to significant material price increases since the initial five year contract award in 2004.  As of June 27, 2010, Optex Systems Holdings has reserved $1.3 million in contract loss reserves on these programs with a remaining backlog of $4.2 million.  We are expecting to ship $1.3 million of the existing loss contract backlog in fiscal year 2010, with the remaining $2.9 million expected to ship in through the third quarter of fiscal year 2011.  Loss reserves against these programs increased by $0.2 million in the quarter ended June 27, 2010 to cover increased estimated completion costs as a result of higher production labor and material scrap rates, primarily on related to the Aiming Circle Program.  As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

Cost of Goods Sold. During the nine months ended June 27, 2010, we recorded cost of goods sold of $16.2 million as opposed to $18.9 million during the nine months ended June 28, 2009 (Combined Predecessor and Successor), a decrease of $2.7 million or 14.3%. This decrease in cost of goods sold was primarily associated with decreased revenue on our periscope and sighting system product lines from the prior year nine months, in addition to decreased intangible amortization in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 associated with the Optex Systems, Inc. (Texas) acquisition on October 14, 2008. The gross margin during the nine months ended June 27, 2010 (Successor) was 10.4% of revenues as compared to a gross margin of 9.9% for the nine months ended June 28, 2009 (Combined Predecessor and Successor).  The increase in gross margin is primarily due to a decrease in intangible amortization allocable to cost of goods sold of $0.7 million, and lower reserves for valuations and warranties of $0.3 million as compared to the prior year period, partially offset by a shift in revenue mix toward less profitable contracts.  Amortization of intangibles and inventory reserve adjustments accounted for 2.3% of cost of goods sold in the nine months ended June 27, 2010 as compared to 8.1% in nine months ended June 28, 2009.

G&A Expenses. During the nine months ended June 27, 2010, we recorded operating expenses of $2.2 million as opposed to $2.0 million (Combined Predecessor and Successor) during the nine months ended June 28, 2009, an increase of $0.2 million or 2.6%.  The bulk of the increased general and administrative costs was related to increased investor relations fees.  We expect our operating expenses to decline in the fourth fiscal quarter by 15-20% as a result of completion of the investor relations contract combined with reductions in force completed by the end of June 2010.

Operating Income (Loss). During the nine months ended June 27, 2010, we recorded operating loss of $0.30 million, as compared to an operating loss of $0.01 million during the nine months ended June 28, 2009.  Operating loss is higher in the current nine months as compared to the prior year nine months due to lower revenues of $2.8 million, combined with changes in product mix and intangible allocations affecting the current nine months gross margin and higher general and administrative spending of $0.2 million for investor relations costs in 2010 as compared to the same period in 2009.

Net Income (Loss) applicable to common shareholders.  During the nine months ended June 27, 2010, we recorded a net loss of $0.4 million, as compared to a net loss of $0.7 million for nine months ended June 28, 2009.  In the first nine months of fiscal 2010 we recognized a tax benefit of $0.2 million as compared to a $0.5 tax expense in the same period of fiscal year 2009.  The tax benefit is primarily attributable to a tax loss in first nine months of fiscal 2010 as compared to a taxable income the same period of 2009 after the considering the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. The intangible amortization expense is amortized over 5 years for book purposes and over 15 years for income tax purposes.

Liquidity and Capital Resources

On October 27, 2009, Optex Systems Holdings secured a short term note payable from the Longview Fund in the amount of $250,000 bearing interest at 10% per annum. On March 22, 2010, Optex Systems Holdings repaid $125,000 in principal plus $10,000 in accrued interest on the outstanding Longview note. The balance of the note was paid off on June 4, 2010.

On March 10, 2010, the Company also entered into a revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, which provides up to $2,000,000 in financing against eligible receivables.  The material terms of the revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16,000.
•	Interest shall be paid monthly in arrears.
•	The expiration date of the facility is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.
•
In connection with the entry into the facility by Peninsula Bank Business Funding, Optex Systems, Inc.(Delaware) paid Peninsula Bank Business Funding a facility fee of $20,000 and issued a warrant to Peninsula Bank Business Funding to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.

•
The obligations of Optex Systems, Inc. (Delaware) to Peninsula Bank Business Funding are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Peninsula Bank Business Funding.

•
The facility contains affirmative and negative covenants that require Optex Systems, Inc. (Delaware) to maintain certain minimum cash and EBITDA levels on a quarterly basis and contains other customary covenants.  The facility also contains customary events of default.  Upon the occurrence of an event of default that remains uncured after any applicable cure period, Peninsula Bank Business Funding’s commitment to make further advances may terminate, and Peninsula Bank Business Funding would also be entitled to pursue other remedies against Optex Systems, Inc. (Delaware) and the pledged collateral.

•
Pursuant to a guaranty executed by Optex Systems Holdings in favor of Peninsula Bank Business Funding, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. (Delaware) to Peninsula Bank Business Funding.

On  June 27, 2010, the outstanding balance under this line was $959,061, and on August 10, 2010, the latest practicable date, the balance was $442,069.

On August 3, 2010, Peninsula Bank Business Funding has  waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 of its agreement with the Company for the quarter ended June 27, 2010.  In addition, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 2, 2010 to $20,000, and for the fiscal quarter ending January 2, 2011 to $200,000.

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, notes from related parties, and the sale of equity securities. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for at least the next 12 months. However, based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase in the future. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources will be obtained from a variety of sources including, but not limited to, cash flow from operations and the issuance of our common stock and/or debt, including receivables funding through a commercial lender.

Cash Flows for the Period from September 28, 2009 through June 27, 2010

Cash and Cash Equivalents. As of June 27, 2010, we had cash and cash equivalents of $0.8 million. During the period from September 28, 2009 through June 27, 2010, we decreased cash and cash equivalents by $0.1 million primarily due to decreases in accounts payable balances partially offset by decreased inventory and inventory purchases in the last quarter.

Net Cash Used in Operating Activities. Net cash used in operating activities during the period from September 28, 2009 to June 27, 2010 totaled $1.1 million. The primary uses of cash during this period relate to reductions in accounts payable of $1.8 million related to inventory purchased in support of new periscope orders and higher production volume on our Howitzer programs, which generally contain higher material content than other product lines.  In addition, we experienced an overall shift in revenues and accounts receivable in the current fiscal year from government to non government customers.  Our non-U.S. government customers increased to 62% of revenue for the nine months ended June 27, 2010 as compared to 49% of total revenues for the fiscal year ended September 27, 2009.  These customers generally pay more slowly than the U.S. government, often beyond the 30 day terms and up to 45-50 days as compared to direct U.S. government shipments which typically pay in 30 days or less.  During the period from September 28, 2009 through June 27, 2010, our net inventory decreased by $1.1 million.  We expect a positive cash flow from operation in fiscal quarter 2010 as inventory and purchases decline and the current outstanding receivables are collected.

Net Cash (Used) Provided by Investing Activities. In the nine months ended June 27, 2010, net cash used by investing activities totaled $0.01 million and consisted of fixed asset purchases during the period.  We expect this number to increase in the last quarter of 2010 as additional capital projects are underway in support of current cost reduction initiatives.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1.0 million during the nine months ended June 27, 2010 as a result of the net proceeds of $1.0 million from the revolving credit facility we entered into during the second quarter of the fiscal year.   These funds were used to secure inventory from several key suppliers in support of the new periscope orders and higher purchasing and production volume on our Howitzer programs during the early part of fiscal 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 27, 2010, our disclosure controls and procedures were effective.

Changes in  Internal Control Over Financial Reporting

During the quarter ended June 27, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations.   Given the continued adverse economic conditions, the federal government has continued its slower pace with regard to the release of orders for the U.S. military, and since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this continued slow pace of release of orders will continue to have a material adverse impact on our results of operations.  Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.  As of June 27, 2010, we had approximately $1.3 million of loss provision accrued for these fixed price contracts.

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

We have sought to mitigate the adverse impact on our results of operations from U.S. military orders by seeking to obtain foreign military orders.  We are still engaged in this process and cannot yet determine if our efforts will result in securing sufficient additional orders to mitigate the adverse impact on our results of operations from the slower pace in receipt of U.S. military orders.

Conversion of our Series A preferred stock could cause substantial dilution to our existing common stock holders, and certain other rights of the preferred stock holders present other risks to our existing common stock holders.

As of June 27, 2010, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

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

A significant amount of shares of our common stock may become available for resale at the end of the fourth fiscal quarter in 2010 and this could adversely impact the market price of our common stock.

We believe that we have filed all required Form 10 information as of September 27, 2009.  Therefore,  as of September 27, 2010, the one year anniversary of the filing of the Form 10 information, our shareholders may be able to avail themselves of Rule 144, promulgated under the Securities Act of 1933, with regard to the resale of shares of our common stock.  There are 8,131,667 shares of “restricted” common stock that could be subject to Rule 144 legend removal as of September 27, 2010.  The removal of legends and potential subsequent resale of all or a part of these shares could have a material adverse impact on our stock price.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares (3)

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (7)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (7)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (7)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (7)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (7)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren. (8)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.

14.1	Code of Ethics (3)

16	Letter re: Change in Certifying Accountant(7)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.

(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009

(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009

(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010

(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010

(6)
This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.

(7)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on July 23, 2010

(8)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010.

 31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 11, 2010	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 11, 2010	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer and Principal Accounting Officer