Form 10-K/A
period 2009-09-27
Optex Systems Holdings Inc
filed 2010-10-25
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

Securities Registered under Section 12(g) of the Act
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

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
Yes ☐ No ☒

The aggregate market value of the 26,111,658 shares of voting stock held by non-affiliates of the registrant  based on the closing price on the Over the Counter Bulletin Board on March 29, 2009 was $6,789,031.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	September 20, 2010
Common Stock	139,444,940

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

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

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc., a private Delaware corporation (“Optex Systems, Inc. (Delaware)”) exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of Optex Systems Holdings as follows:  (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 shares of Optex Systems Holdings common stock.   Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings, and the Optex Systems, Inc. (Delaware) shareholders are now shareholders of Optex Systems Holdings.  As a result of the reorganization, Sileas Corporation, a former shareholder of Optex Systems, Inc. (Delaware), beneficially owns approximately 73.52% of the issued and outstanding common stock of Optex Systems Holdings and Arland Holdings, Ltd., a former shareholder of Optex Systems, Inc. (Delaware) owns 5.89% of the issued and outstanding common stock of Optex Systems Holdings.  Furthermore, at the time of the reorganization, Andrey Oks resigned as the sole officer and director of Optex Systems Holdings.  Additionally, Stanley Hirschman, Ronald Richards and Merrick Okamoto were appointed as its directors, and Stanley Hirschman, Danny Schoening and Karen Hawkins were appointed as its President, COO and V.P. of Finance/Controller, respectively.

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

  Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and finally shipped.  Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material.  In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers.  If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier, and if successful, it would then renegotiate contractual deliverables (e.g., specifications, delivery, price.).  Currently, approximately 15% of our total material requirements are single sourced across 14 suppliers representing approximately 17% of our active supplier base.  Single sourced component requirements span across all of our major product lines.  Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply with various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material regulations affecting our U.S. government business are summarized in the table below.

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

Truth in Negotiations Act
A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold, currently $650,000.  It requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to  government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete.

Optex Systems Holdings is responsible for full compliance with the Federal Acquisition Regulation.  Upon award, the contract may identify certain regulations that Optex Systems Holdings needs to meet.  For example, a contract may allow progress billing pursuant to specific Federal Acquisition Regulation clauses incorporated into the contract.  Other contracts may call for specific first article acceptance and testing requirements. The Federal Acquisition Regulation will identify the specific regulations that Optex Systems Holdings must follow based on the type of contract awarded.  The Federal Acquisition Regulation also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees and, among other things and impose accounting rules that define allowable and unallowable costs governing our right to reimbursement under certain contracts.

First Article Testing and Acceptance requirements consist of specific steps.  For example, first article testing on a Howitzer type product is very comprehensive and very time consuming.  Each piece that is part of the assembly requires each dimension and material specification to be verified, and each product has in excess of 100 piece parts.  Once the individual piece parts are verified to be compliant to the specification, the assembly processes are documented and verified.  A sample of the production (typically 3 units) is verified to meet final performance specifications.  Once the units meet the final performance specification, they are then exposed to a series of tests which simulate the lifetime use of the product in the field.  This consists of exposing the units to thermal extremes, humidity, mechanical shock, vibration, and other physical exposure tests.  Once completed, the units undergo a final verification that no damage has occurred as a result of the testing and that they continue to meet the performance specification.  All of the information and data is recorded into a final first article inspection and test report and submitted to the customer along with the test units for final approval.  First Article Acceptance and Testing is generally required on new contracts/product awards but may also be required on existing products or contracts where there has been a significant gap in production, or where the product has undergone significant manufacturing process, material, tooling, equipment or product configuration changes.

Optex Systems Holdings, Inc. is also subject to laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation.  In order to import or export items listed on the U.S. Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office.  The registration is valid for 1 year, and the registration fees are established based on the number of license applications submitted the previous year.  Optex Systems Holdings currently has an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately.  License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user.  The approval process for the license can vary from several weeks to six months or more.  The licenses Optex Systems Holdings currently uses are the DSP-5 (permanent export) and DSP-73 (temporary export).

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below.

DSP-5 Licenses	Issue Date	Expiration Date (48 months from date of issue)
050137740	01/05/2009	01/04/2013
050146207	03/13/2009	03/12/2013
050137823	01/05/2009	01/04/2013
050128943	11/24/2008	11/23/2012
050169739	06/04/2009	06/03/2013
050185923	08/28/2009	08/27/2013
050187735	03/19/2010	03/18/2014
050220671	10/01/2009	09/30/2013
050233257	06/10/2010	06/10/2014
050221743	04/01/2010	04/01/2014
050209709	02/23/2010	02/23/2010

DSP-73 Licenses	Issue Date	Expiration Date (48 months from date of issue)
730024737	02/16/2010	02/15/2014
730007737	08/13/2008	08/12/2012
730008340	09/26/2008	09/25/2012
730008736	11/18/2008	11/17/2012
730010051	02/27/2009	02/26/2013
730026913	06/15/2010	06/15/2014

Licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the International Traffic in Arms Regulations requirements.  If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Optex Systems Holdings’ contracts may also be governed by the Truth in Negotiation Act requirements where certain of our contracts or proposals exceed the $650,000 threshold and/or are deemed as sole source, or non competitive awards, covered under this Act.  These contracts require that Optex Systems Holdings provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation.  Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current accurate or complete as of the certification date, Optex Systems Holdings could be subjected to a defective pricing claim adjustment with accrued interest.  Currently, Optex Systems Holdings does not have any pending claims as a result of defective pricing as a result of these covered contracts.  Additionally, as a result of this requirement, contract price negotiations may span from two to six months and will often result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments.  Currently, Optex Systems Holdings does not have any undefinitized contracts subject to further price negotiation.

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

The material terms of our five largest contracts are as follows:

						Progress		Remaining
	Customer		Contract Quantities		Total Award	Billable	Order Period	Value
Customer	PO/Contract	Contract Type	Min Qty	Max Qty	Value (4)	(1)	Expiration	(5)	Delivery Period
General Dynamics Land Systems	PCL860000 thru PCL860005 (MultiplePrime Contracts)	1 year blanket order with Fixed Qty Contract release which includes ability to increase or decrease quantity on each release up to 20% from PO release quantity.	N/A	N/A	$14,813,100	Yes	Expired	$1,401,924	Dec 2007 - Jan 2011

Tank-automotive and Armaments Command - Rock Island	W52H09-05-D- 0260	5 Year Firm Fixed Price (3)	138	2,100	$9,762,286	Yes	30-Jun-10	$4,300,662	Oct 2007-May 2011

Tank-automotive and Armaments Command - Rock Island	W52H09-05-D- 0248	5 Year Firm Fixed Price (3)	138	1,250	$5,006,119	Yes	30-Jun-10	$1,454,136	Apr 2007- August 1710

Tank-automotive and Armaments Command - Rock Island (2)	W52H09-09-D-0128	3 Yr – Evaluated Pricing (3). Restricted Procurement between Optex Systems & Miller Holzwarth	250 each supplier	250 each supplier	$118,250	Yes	31-Dec-11	$0	Initial award deliverable Aug - Sept 2009. Additional awards not to exceed aggregate 2000 units per month total units.

General Dynamics Land Systems	40050551 (Multiple Prime Contracts)	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$6,330,336	Yes	N/A	$6,330,336	Jan 2011 - Feb 2013

(1) Payment terms on shipments are net 30 days.

(2) We received one of the three awarded delivery orders against this contract as of August 30, 2010.  TACOM is currently analyzing the requests for proposals for the subsequent award of the fourth delivery order..  The maximum order value potential of the contract was up to $22 million.  We estimate the maximum order potential at $22 million based on the government’s estimated maximum order quantity for each periscope type times the Optex not to exceed price per unit for each of the solicited periscope assemblies..  We anticipate  participation in future delivery orders up to $7.5 million although not in excess thereof.

(3) Indefinite Delivery/Indefinite Quantity type contract.

(4) “Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to Optex.  As the total award value represents already awarded delivery order contracts, there are no material reasons why that amount would not be received.  Based on Optex's historical experience with these contracts and other like contracts, the amount awarded has directly correlated to the amount received.

(5) The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards.  Only these undelivered values of the contracts may be subject to the contract termination clause.  It has been the experience of Optex Systems that these clauses are rarely invoked.

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

Products

Optex Systems Holdings’ products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and have been selected for installation on the Future Combat Systems Stryker vehicle. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings delivers its products both directly to the military services and to prime contractors.

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

Specific product lines include:

☐	Electronic sighting systems

☐	Mechanical sighting systems

☐	Laser protected glass periscopes

☐	Laser protected plastic periscopes

☐	Non-laser protected plastic periscopes

☐	Howitzer sighting systems

☐	Ship binoculars

☐	Replacement optics (e.g. filters, mirrors)

Location and Facility

We are located in Richardson, TX in a 49,000 square foot facility, and as of August 30, 2010, we had 88 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

☐	The lease term is extended until July 31, 2015.
☐	The base rent is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
☐	A $195,352.00 improvement allowance is included.
☐	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Prior Operational/Financial Challenges; Recovery; and Future Growth Potential

While Optex Systems, Inc. (Texas) was a wholly-owned subsidiary of Irvine Sensors Corporation, Irvine Sensors Corporation faced certain business challenges and utilized the cash flow from Optex Systems, Inc. (Texas) to meet its own funding needs.  Accordingly, the diversion of its cash flow to Irvine Sensors Corporation left Optex Systems, Inc. (Texas) with limited working capital to satisfy its own operating needs.

As of the year ended September 28, 2008, Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable account “Due to Parent”. These costs were for expenses allocated by Irvine Sensors Corporation to Optex Systems, Inc. (Texas), including legal, audit, and consulting fees; insurance costs; and significant amounts of Irvine Sensors Corporation general overhead allocated to Optex Systems, Inc. (Texas). The outstanding “Due to Parent” balance was not acquired as part of the October 14, 2008 transaction. Therefore, this balance will have no impact on future operating results or liquidity.

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

Since the acquisition, the business outlook for the operating business formerly owned by Optex Systems, Inc. (Texas) has changed dramatically.  Management has strengthened Optex Systems  Holdings’ balance sheet and has increased operational efficiencies and productivity, as demonstrated by the significant $4.5 million reduction in operating loss to $(129,248) versus $(4,654,251) for (i) the total for the periods September 29, 2008 through October 14, 2008 (Predecessor) and October 15, 2008 through September 27, 2009 (Successor)  and (ii) the year ended September 28, 2008 (Predecessor), respectively.  Management expects to deliver additional improvement in operations over time.

In some cases, we may receive orders subject to subsequent price negotiation on contracts exceeding the $650,000 federal government simplified acquisition threshold.  These “undefinitized” contracts are considered firm contracts, but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward-only price negotiation.  As of September 28, 2008, $4.0 million of booked orders was subject to this criteria. As of June 27, 2010, there were no booked orders subject to this criteria.  Our experience has been that the historically negotiated price differentials have been immaterial and we do not anticipate any significant downward adjustments on these booked orders.

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

The chart below was derived from public government spending sources and depicts total U.S. Military Spending from 1998 through 2008.  Total military spending increased from $268.2 billion in 1998 to $607.3 billion in 2008 representing a total increase in military spending of 226% in the last 10 years.  It is difficult to directly tie this spending to any specific military vehicles; however, Optex Systems Holdings serves the U.S. armed forces and various state national guards.  The purpose of including this chart is to provide the reader with trend data showing increased military spending by the government since 1998, which is favorable for Optex Systems Holdings’ overall business.

Source: Government Printing Office, U.S. Budget Historical Tables, FY 2008, Table 3.2 Outlays by function and subfunction, 1962-2012

The following factors are important to the U.S. military:

☐	Reliability – failure can cost lives

☐	Time delivery to schedule

☐	Cost effectiveness

☐	Armed forces need to be able to see to perform

☐	Mission critical products.

Optex Systems Holdings focuses on delivering products that satisfy these factors and believes it is well positioned to continue to service U.S. military needs.

Market Opportunity – Commercial

Optex Systems Holdings’ products are currently sold to military and related government markets. We believe there may be opportunities to commercialize various products we presently manufacture to address other markets. Our initial focus will be directed in three product areas.

☐
Big Eye Binoculars – While the military application we produce is based on mature military designs, Optex Systems Holdings owns all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities.

☐
Night Vision Sight – Optex Systems Holdings has manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

☐
Infrared Imaging Equipment – Optex Systems Holdings manufactures and assembles infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product. This equipment and technology has potential to be assembled for border patrol, police and governmental security agencies.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (Tank-automotive and Armaments Command, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, Raytheon and Northrop) and also as a supplier to foreign governments (Israel, Australia and NAMSA).  Although we do serve all three of these categories, for the nine months ended June 27, 2010, we derived approximately 90% of the gross business revenue from three customers, with 50% from General Dynamics Land Systems Divisions, 32% from Tank-automotive and Armaments Command and 8% from NorcaTec LLC with which we have approximately 50 discrete contracts for items that are utilized in vehicles, product lines and spare parts. Given the size of General Dynamics Land System Division and Tank-automotive and Armaments Command as well as the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

Marketing Plan

Potential Entrants – Low. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and then submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers.

Buyers – Medium. In most cases the buyers (usually government agencies or defense contractors) have two fairly strong suppliers. It is in their best interest to keep at least two, and therefore in some cases the contracts are split between suppliers. In the case of larger contracts, the customer can request an open book policy on costs and expects a reasonable margin to have been applied.

Substitutes – Low. Optex Systems Holdings has both new vehicle contracts and replacement part contracts for the exact same product. The U.S. government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice out through 2040. The Bradley vehicle has been in service for 28 years, the Abrams for 27 years. Therefore it appears that the systems are capable of a life of approximately 30 years. In February 2008, the U.S. Army signed a 5 year multi-year third party contract for the delivery of improved Abrams and Bradleys. The contract is for up to 435 tanks and 540 Bradley vehicles. These are the only production tanks currently being procured by the government. This in conjunction with the 30 year life span supports their continued use through 2040. There are no replacement systems known to be proposed or funded at this time. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia. The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals.

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

Industry Competitors – Low. The current suppliers have been partitioned according to their processes and the products. Optex Systems Holdings and Miller-Holzwarth, Inc. both compete for plastic periscope products whereas Optex Systems Holdings and Seiler Instrument & Manufacturing Co., Inc., have competed on the higher level periscope products. In the last 12-18 months, we have begun to challenge Seiler in areas where they have long held the dominant role. For example, while the existing Howitzer contracts are at low margins, the new bids will be at a much higher margin now that we have proven we can produce the product.

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

Operations Plan

Our operations plan can be broken down into three distinct areas: material management, manufacturing space planning and efficient economies of scale.

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

Manufacturing Space Planning –

We currently lease 49,000 square feet of manufacturing space, and we have the ability to lease additional space (see “Location and Facility”). Given the ample building opportunities along with competitive lease rates, our objective is to maintain building and building-related costs consistent with prior historical norms on a percentage of sales basis.

Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales perspective. These cost reductions can then be either brought directly to the bottom line or used for business investment.

This process is driven by the use of six sigma techniques and process standardization. Initial activities in this area have been the successful six sigma projects in several production areas which has led to improved output and customer approval on the aesthetics of the work environment. In addition to the 5S projects, we have used the Define, Measure, Analyze, Improve, Control Problem Solving technique to identify bottlenecks within the process flow and improve product yields. These successful techniques can then be duplicated across the production floor and drive operational improvements.

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

Employees

Optex Systems Holdings had 84 full time equivalent employees as of June 27, 2010. Optex Systems Holdings uses a small temporary work force to handle peak loads.  To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

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

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this prospectus, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we will face. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us, material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

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

We anticipate that our capital requirements will depend on many factors, including:

☐	our ability to fulfill backlog;

☐	our ability to procure additional production contracts;

☐	our ability to control costs;

☐
the timing of payments and reimbursements from government and other contracts, including but not limited to changes in federal government military spending and the federal government procurement process;

☐	increased sales and marketing expenses;

☐	technological advancements and competitors’ response to our products;

☐	capital improvements to new and existing facilities;

☐	our relationships with customers and suppliers; and

☐	general economic conditions including the effects of future economic slowdowns, acts of war or terrorism and the current international conflicts.

Even if available, financings may involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, and substantial transaction costs. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.  As of July 27, 2010, we had approximately $1.3 million of loss provision accrued for these fixed price contracts.

Approximately 95% of our contracts contain contract termination clauses for convenience.  In the event these clauses should be invoked by our customers, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract cost plus a reasonable fee up through and as a result of the contract termination.  We are currently unaware of any pending terminations on our existing contracts.  In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date.  Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts.  Currently, none of our awarded contracts are subject to renegotiation.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Operating Officer, and we do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, we do not presently have depth of staffing in our executive, operational and financial management areas. Until additional key personnel can be successfully integrated into our operations, the timing or success of which we cannot currently predict, our results of operations and ultimate success will be vulnerable to challenges associated with recruiting additional key personnel and difficulties associated with the loss of any key personnel in the future.

Our intangible assets or goodwill may suffer impairment in the future.

Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition.  Valuation of intangible assets, such as goodwill, requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, maintaining customer relationships and renewing customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our intangible assets or goodwill may suffer impairment in the future that will impact our results of operations.  We reviewed the fair market value of our goodwill and intangible assets as of March 28, 2010, and determined that no impairment of goodwill had occurred.  There have been no material changes to our assumptions or estimates that would result in impairment.  However, we intend to continue to monitor the value of our intangible assets and goodwill in order to identify any impairment that may occur in the future.

 Certain of our products are dependent on specialized sources of supply that are potentially subject to disruption which could have a material, adverse impact on our business.

Optex Systems Holdings has selectively single-sourced some of our material components in order to mitigate excess procurement costs associated with significant tooling and startup costs.  Furthermore, because of the nature of government contracts, we are often required to purchase selected items from U.S. government approved suppliers, which may further limit our ability to utilize multiple supply sources for these key components.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped.  Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material.  In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers.  If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer.  Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price).  Currently, approximately 15% of our total material requirements are single-sourced across 14 suppliers representing approximately 17% of our active supplier base.  Single-sourced component requirements span across all of our major product lines.  The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs.  We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost.  Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

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

Product Line	Supplier	Supply Item	Risk	Purchase Orders
Periscopes	TSP, Inc.	Window used on all glass & plastic periscopes	Proprietary coatings would take in excess of 6 months to identify and qualify an alternative source	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Spartec Polycast	Acrylic raw material used on plastic periscope assemblies	This material has quality characteristics which would take in excess of 6 months to identify and qualify an alternative source.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Howitzers	Danaher Controls	Counter Assembly for M137 & M187 Howitzer programs	Critical assembly would take in excess of 6 months to identify and qualify an alternative source. Currently, the only U.S. government approved supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other	SWS Trimac	Subcontracted Electron Beam Welding
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

We derive almost all of our revenue from three customers and the loss of any customer or more than one customers could have a material adverse effect on our revenues.

For the nine months ended June 27, 2010, we derived approximately 90% of the gross business revenue from three customers, with 50% from General Dynamics Land Systems Divisions, 32% from Tank-automotive and Armaments Command and 8% from NorcaTec LLC.  Procuring new customers and contracts may partially mitigate this risk.

A decision by either General Dynamics Land System Division or Tank-automotive and Armaments Command to cease issuing contracts could have a significant material impact on our business and results of operations.  There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 90 discrete contracts with General Dynamics Land System Division and Tank-automotive and Armaments Command.  If they choose to terminate these contracts, Optex Systems Holdings is entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

It is also possible that our trade secrets will otherwise become known or independently developed by our competitors, many of which have substantially greater resources, and these competitors may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although based upon our general knowledge (and we have not conducted exhaustive patent searches), we believe that our products do not infringe on the patents or other proprietary rights of third parties; however, we cannot assure you that third parties will not assert infringement claims against us or that such claims will not be successful.

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

As of September 20, 2010, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

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

If resales of our stock by the selling shareholders listed in our original SB-2 were held to be in violation of the Securities Act of 1933, we could experience significant negative consequences

We have attempted to determine whether the selling shareholders listed in our original Form SB-2, declared effective in May 2007, complied with the prospectus delivery requirements set forth in Section 5 of the Securities Act of 1933. If the prospectus delivery requirements were not met by the selling shareholders, then we could also be liable for violating Section 5. As current management was not appointed until 2009, we have to rely on third parties to obtain information from 2007. We have contacted prior company counsel for historical information, but they were unable to supply specific details, thus we still have insufficient information to form a definitive opinion regarding this matter. If a section 5 violation was found by a court or other legal body to have occurred, and the alleged violation was not barred by the statute of limitations under Section 13 of the Securities Act of 1933, purchasers of the shares registered under the 2007 SB-2 could have a right of rescission or a claim for other damages, and the SEC could commence an enforcement action against us. Any of these actions could potentially have a material adverse effect on us and our stock price.

We have utilized various investor relations firms which have published materials regarding us; however, there may be materials published without our knowledge or consent.  To the extent any of these materials describes our securities without disclosing the receipt of consideration by these investor relations firms, there may be liability under Section 17(b) of the Securities Act of 1933.

Section 17(b) of the Securities Act of 1933 states: “It shall be unlawful for any person, by the use of any means or instruments of transportation or communication in interstate commerce or by the use of the mails, to publish, give publicity to, or circulate any notice, circular, advertisement, newspaper, article, letter, investment service, or communication which, though not purporting to offer a security for sale, describes such security for a consideration received or to be received, directly or indirectly, from an issuer, underwriter, or dealer, without fully disclosing the receipt, whether past or prospective, of such consideration and the amount thereof.”  With regard to services provided by ECON Corporate Services, there may have been materials published, without our knowledge or consent, that contained a description of our securities without appropriate disclosure of consideration received or to be received directly or indirectly from us.  This nondisclosure could give rise to liability under Section 17(b).

Risks Relating to the Reorganization

One of our directors, who is also one of our executive officers, beneficially owns a substantial percentage of Optex Systems Holdings’ outstanding common stock, which gives him control over certain major decisions on which Optex Systems Holdings’ stockholders may vote, which may discourage an acquisition of Optex Systems Holdings.

As a result of the reorganization, Sileas Corp., which is owned by Optex Systems Holdings’ three officers (one of whom is also one of Optex Systems Holdings’ three directors), beneficially owns, in the aggregate, 73.52% of Optex Systems Holdings’ outstanding common stock.  One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas.  The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

☐	confirming or defeating the election of directors;

☐	amending or preventing amendment of Optex Systems Holdings’ certificate of incorporation or bylaws;

☐	effecting or preventing a reorganization, sale of assets or other corporate transaction; and

☐	controlling the outcome of any other matter submitted to the stockholders for vote.

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

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview Fund, L.P., representing 90% of Optex Systems, Inc. (Delaware), in a private transaction. The purchase price for the acquisition of Longview’s position was $13,524,405, and the consideration was paid in the form of a promissory note.  The obligations of Sileas under the promissory note are secured by a security interest in Optex Systems  Holdings’ common and preferred stock owned by Sileas.  As Sileas has no operations or business activities other than holding the purchased assets, Sileas is depending upon the value of its common stock and preferred stock holdings in Optex Systems Holdings to increase over time in order to pay its obligations under the promissory note.  If the value of the holdings does not sufficiently increase, and Sileas is unable to meet its payment obligations, Longview could exercise its remedies with respect to its security interest and take control of the pledged stock, and thus there would be a change in control of Optex Systems Holdings, as Sileas is currently the majority owner of Optex Systems Holdings.  There can be no guarantee that the investment objectives of Longview will be the same as those of Sileas or our other shareholders. In the event that control shifts to Longview from Sileas, Longview may vote its shares differently than Sileas would have voted under similar circumstances.  Merrick Okamoto, a director of Optex Systems Holdings, is a control person of Viking Asset Management, which controls Longview Fund.

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

Risks Relating to our Common Stock

Optex Systems Holdings’ stock price may be volatile.

The market price of Optex Systems Holdings’ common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond Optex Systems  Holdings’ control, including the following:

☐	additions or departures of key personnel;

☐
limited “public float” following the reorganization, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

☐	operating results that fall below expectations;

☐	economic and other external factors, including but not limited to changes in federal government military spending and the federal government procurement process; and

☐	period-to-period fluctuations in Optex Systems Holdings’ financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of Optex Systems Holdings’ common stock.

There is currently no liquid trading market for Optex Systems Holdings’ common stock, and Optex Systems Holdings cannot ensure that one will ever develop or be sustained.

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

There are currently 14,999,991 unrestricted shares of Optex Systems Holdings which were outstanding prior to the March 2009 reorganization.  Additionally, through a combination of the shares available under this registration statement when it becomes effective, and Rule 144, additional shares will become available.

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

The date on which current shareholders can sell a substantial amount of shares into the public market would be the earlier of the date on which the registration statement is effective and the one year anniversary of the date on which all Form 10 information is filed with the SEC (we have determined that September 28, 2009 is the date on which all Form 10 information was filed), which would then allow sales under Rule 144.  The amount of shares then available would be 11,784,177 shares (all of those being registered for resale under this prospectus, when it becomes effective) and 8,131,667 shares (under Rule 144, which are the remaining shares of common stock underlying warrants purchased in the private placement which took place just prior to the reorganization).  There are also 1,780,000 shares which were issued in transactions exempt from registration under Rule 144 since the date of the reorganization which would become available under Rule 144 for legend removal in September 2010.

The shares to become available either through this prospectus upon effectiveness and under Rule 144 are set forth in the following table:

Prospectus	11,784,177
Shares from warrants issued in the reorganization	8,131,677
Shares issued since the reorganization, all with restrictive legends	1,780,000

The elimination of monetary liability against Optex Systems Holdings’ directors, officers and employees under Delaware law and the existence of indemnification rights to Optex Systems Holdings’ directors, officers and employees may result in substantial expenditures by Optex Systems Holdings and may discourage lawsuits against Optex Systems Holdings’ directors, officers and employees.

Optex Systems Holdings provides indemnification to its directors and officers to the extent provided by Delaware law. The foregoing indemnification obligation could result in Optex Systems Holdings incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which Optex Systems Holdings may be unable to recoup. These provisions and resultant costs may also discourage Optex Systems Holdings from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by Optex Systems Holdings’ stockholders against Optex Systems Holdings’ directors and officers even though such actions, if successful, might otherwise benefit Optex Systems Holdings and its stockholders.

Item 2  Properties

We are located in Richardson, TX in a 49,000 square foot facility, and as of August 30, 2010, we had 88 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

☐	The lease term is extended until July 31, 2015.
☐	The base rent is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
☐	A $195,352.00 improvement allowance is included.
☐	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

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

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.  Less than 1% of today’s revenue is related to the resale of products “substantially manufactured by others”.  In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

As a result of the purchase of the assets of Optex Systems, Inc. (Texas) on October 14, 2008, these general and administrative costs are incurred and paid directly by Optex Systems, Inc. (Delaware) and have been reflected in the 2009 and 2010 financial results to the extent incurred for the periods presented herein.

The liabilities of Optex Systems, Inc. (Texas) not assumed by Optex Systems, Inc. (Delaware) relate to costs that would not have been incurred by Optex Systems, Inc. (Texas) if they were operated on a stand-alone basis.  Among those liabilities not assumed by Optex Systems, Inc. (Delaware) was a note due to Tim Looney.  The 2007 Looney promissory note had a principal amount of $2,000,000 together with accrued interest unpaid aggregating to approximately $2,300,000.  The note was an amendment to Looney’s earn-out agreement which was the consideration for Irvine Sensors Corporation’s purchase of Optex Systems, Inc. (Texas).

The 2007 Looney promissory note was not assumed by Optex Systems, Inc. (Delaware) in the October 2008 transaction.  The note and accrued interest was reported on the Optex Systems, Inc. (Texas) financial statements as of September 28, 2008 as a result of push down accounting for the acquisition of Optex Systems, Inc. (Texas) by Irvine Sensors Corporation.  These costs would not be incurred by Optex Systems, Inc. (Texas) if operated as a stand-alone entity because it relates to Irvine Sensors Corporation’s consideration for their purchase of Optex Systems, Inc. (Texas). Since this was not an operating cost associated with Optex Systems, Inc. (Texas) which would not incur these costs if operating as a stand-alone entity, we expect no impact to the future operating results or liquidity of Optex Systems, Inc. (Delaware).

Additionally, as of September 28, 2008, Optex Systems, Inc. (Texas) reported $4.3 million of liabilities attributable to corporate expenses allocated to Optex Systems, Inc. (Texas) through an intercompany payable account “Due to Parent”.  The outstanding “Due to Parent” balance was not acquired by Optex Systems, Inc. (Delaware) in the acquisition from Irvine Sensors Corporation.

To the extent that Optex Systems, Inc. (Delaware) has incurred these similar costs on an ongoing basis, these amounts have been funded from Optex Systems Inc. (Delaware)’s own operating cash flow.

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

While we have no current plans to acquire additional product lines or other businesses, we continue to explore complementary manufacturing opportunities that could utilize our expertise, as those opportunities are presented.  Additionally, we desire to expand our existing product catalog by offering to be determined defense protection products which would derive benefit from our core competencies.

Results of Operations

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

	September 29, 2008 through September 27, 2009						Predecessor - Fiscal Year 2008
	Predecessor - Qtr 1 (Sept 29, 2008 through Oct 14, 2008)	Successor- Qtr 1 (Oct 15, 2008 through Dec 27, 2008)	Qtr 2	Qtr 3	Qtr 4	12 months ended September 27, 2009	Qtr 1	Qtr 2	Qtr 3	Qtr 4	12 months ended September 28, 2008

Net Loss Applicable to Common Shareholders - GAAP	$(0.1)	$0.1	$(0.3)	$(0.3)	$0.4	$(0.2)	$(0.7)	$(0.7)	$(0.2)	$(3.2)	$(4.8)

Add:

Interest Expense	—	0.1	0.1	—	—	0.2	0.1	0.1	—	—	0.2

Preferred Stock Dividend	—	—	—	—	0.2	0.2	—	—	—	—

Federal Income Taxes (Benefit)	—	0.2	0.1	0.1	(0.7)	(0.3)	—	—	—	—	—

Goodwill Impairment	—	—	—	—	—	—	—	—	—	1.6	1.6

Depreciation & Amortization	—	0.6	0.5	0.5	0.6	2.2	0.3	0.2	0.1	0.2	0.8
EBITDA - Non GAAP	$(0.1)	$1.0	$0.4	$0.3	$0.5	$2.1	$(0.3)	$(0.4)	$(0.1)	$(1.4)	$(2.2)

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

For the 12 months ended September 27, 2009(combined Successor Predecessor) as compared to the 12 months ended September 28, 2008 (Predecessor)

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

	September 29, 2008 through September 27, 2009						Predecessor - Fiscal Year 2008
	Predecessor - Qtr 1 (Sept 29, 2008 through Oct 14, 2008)	Successor - Qtr 1 (Oct 15, 2008 through Dec 27, 2008)	Qtr 2	Qtr 3	Qtr 4	12 months ended September 27, 2009	Qtr 1	Qtr 2	Qtr 3	Qtr 4	12 months ended September 28, 2008

Net Loss Applicable to Common Shareholders	$(0.1)	$0.1	$(0.3)	$(0.3)	$0.4	$(0.2)	$(0.7)	$(0.7)	$(0.2)	$(3.2)	$(4.8)
Add:
Interest Expense	-	0.1	0.1	-	-	0.2	0.1	0.1	-	-	0.2
Preferred Stock Dividend	-	-	-	-	0.2	0.2	-	-	-	-
Federal Income Taxes (Benefit)	-	0.2	0.1	0.1	(0.7)	(0.3)	-	-	-	-	-
Goodwill Impairment	-	-	-	-	-	-	-	-	-	1.6	1.6
Depreciation & Amortization	-	0.6	0.5	0.5	0.6	2.2	0.3	0.2	0.1	0.2	0.8
EBITDA - Non GAAP	$(0.1)	$1.0	$0.4	$0.3	$0.5	$2.1	$(0.3)	$(0.4)	$(0.1)	$(1.4)	$(2.2)

We have experienced substantial improvement in our EBITDA during fiscal year 2009 as compared to our prior fiscal year performance.  We have increased our EBITDA by $4.3 million in the year ending September 27, 2009 as compared to the year ending September 28, 2008 (Predecessor), primarily as a result of increased revenue, higher gross margins and lower general and administrative costs.  As of the end of the 2009 fiscal year, we had expected this trend to continue over the next 12 months as our product mix shifts towards more profitable programs and we continue to pursue cost reductions in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.   Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  During the year ended September 27, 2009, our revenues on legacy periscope programs increased significantly over the prior year while margins significantly decreased.  The legacy periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we are experiencing a loss on these contracts.  We have fully reserved for future contract losses on this program, thus deliveries against these programs yield a gross margin of zero.  During 2009, we recognized revenue of $5.4 million from these legacy periscope programs, with a remaining backlog of $1.2 million which we expect to ship in the first three quarters of 2010.  We expect our gross margins on periscopes to increase in fiscal year 2010 as the legacy programs are completed and are replaced with new awards.

We have aggressively pursued additional, potentially higher margin periscope business from various customers, and in May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from Tank-automotive and Armaments Command.  If all government forecasted delivery orders against this Indefinite Delivery/Indefinite Quantity contract are awarded and if we were to share equally with the other supplier in the awarded releases, the total value of the contract to us could be valued at approximately $7.5 million over the next three years.  In June 2009, we received an additional $3.4 million dollar award from General Dynamics Land Systems Division and in September 2009, an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract. Subsequent to the 2009 fiscal year end, we have booked additional orders of $4.4 million from several customers, primarily in our periscopes product line with deliveries occurring during 2010 and 2011.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor), our amortizable intangible assets increased significantly over the prior year. The non cash amortization of intangible assets has negatively impacted our gross margin for 2009 as compared to 2008.  In 2009, our intangible amortization expense was $2 million, and it is expected to decline to $1 million in 2010.

Backlog as of September 27, 2009 was $26.5 million as compared to a backlog of $44.1 million as of September 28, 2008.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 27, 2009.

	2010				2011				2012				2013
Program Backlog (millions)	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1
Howitzer Programs	$0.6	$1.7	$1.9	$2.6	$1.7	$0.1	$-	$-	$-	$-	$-	$-	$-
Periscope Programs	2.1	2.1	2.0	1.3	1.3	0.6	0.7	0.5	0.5	0.9	0.8	-	-
Sighting Systems	0.4	0.2	0.1	0.1	-	-	-	-	-	-	-	-	-
All Other	1.7	1.1	0.4	0.2	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Total	$4.8	$5.1	$4.4	$4.2	$3.1	$0.8	$0.8	$0.6	$0.6	$1.0	$0.9	$0.1	$0.1

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

By way of background, the Federal Acquisition Regulation is the principal set of rules and regulations that govern the acquisition process of government agencies and contracts with the U.S. government. In general, parts of the Federal Acquisition Regulation are incorporated into government solicitations and contracts by reference as terms and conditions effecting contract awards and pricing solicitations.

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

	Predecessor	Successor	Combined	Predecessor
	September 29, 2008 through October 14, 2008	October 15, 2008 through September 27, 2009	12 mos. ended September 27, 2009	12 mos. ended September 28, 2008	Change

Revenue	$0.9	$26.7	$27.6	$20.0	$7.6

Percent increase					37.8%

The table below details the revenue changes by product line for the year ended September 27, 2009 as compared to the year ended September 28, 2008.

Product Line	Year ended 9/27/2009 (Combined)	Year ended 9/28/2008 (Predecessor)	Change
Howitzer Programs	$2.6	$2.4	0.2
Periscope Programs	$14.9	$9.6	5.3
Sighting Systems	$4.7	$4.0	0.7
All Other	$5.4	$4.0	1.4
Total	$27.6	$20.0	7.6

Percent increase			37.8%

Revenues increased significantly in 2009 over 2008, with the most significant increases experienced in our periscope line.  Significant increases in sales of periscope product lines is attributable to increased demand by General Dynamics Land Systems Division and U.S. government accelerated schedules, whereby, in consideration for increased pricing of approximately $1 million, Optex Systems, Inc. (Delaware) agreed to accelerate the contract delivery schedule and deliver at higher volumes to support increased military service needs. Of the total periscope revenue increase of $5.3 million, approximately $4.5 million or 85% is attributable to increased production volume, as compared to $0.8 million or 15% due to higher pricing.  The ramp up included the addition of direct labor headcount of approximately 8 employees, combined with dual sourcing of material on several key components needed to meet the increased production requirements.  During the year ended September 27, 2009, Optex Systems, Inc. (Delaware) had delivered approximately 95% of the accelerated units, with the remaining units to be delivered through the first quarter of 2010.  In the last fiscal quarter of 2009, Optex Systems Holdings received several additional orders of periscopes from two customers with delivery requirements starting in the fourth fiscal quarter of 2009 and continuing throughout 2010.  Based upon our current backlog demand and a recent decline in new federal government orders deliverable in the remaining quarter of fiscal 2010, we expect the periscope product line deliveries to continue to decline an additional 8% to 17% in the second half of fiscal year 2010 as compared to the same period in 2009.

Howitzer program revenue increased $0.2 million for the 2009 fiscal year over the 2008 fiscal year.  During the third and fourth fiscal quarters of 2009, we worked aggressively with the U.S. [Department of Defense] to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third, for which government acceptance approval was obtained on August 25, 2009.   Technical issues experienced on the Howitzer product lines related to problems with the government-provided technical data and drawing package affecting the manufacturability of the products and the functionality of the product during field use and testing. These issues were resolved through Optex initiated engineering change proposals and customer changes to the statement of work.  As of this date, the issues have been resolved and the contract schedules have been modified accordingly to implement the required changes. With most of the technical and start up issues behind us on these programs, we expect to increase program deliveries during 2010.

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

Currently we are experiencing losses on our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  In addition some of our older “legacy” periscope programs are experiencing losses due to significant material price increases since the initial 5 year contract award in 2004.  As of September 27, 2009, Optex Systems Holdings has reserved $1.2 million in contract loss reserves on Howitzer programs and $0.1 million on periscope programs for a total of $1.3 million in contract loss reserves.  The total remaining backlog on these loss programs as of September 27, 2009 is $9.7 million.  We are expecting to ship $3.6 million of the existing loss contract backlog in fiscal 2010, with the remaining $2.3 million expected to ship in early fiscal year 2011.  As these losses have been previously recognized to the extent identified, future margins on these revenues are expected to be zero.

As of the fiscal year end 2009, we did not experience any negative impact due to changes in incremental funding commitments by federal agencies.  There has been one delay in the award of the second delivery order for the U.S. government periscope contract, however as the contract is a dual award between Optex Systems Holdings and a competitor with no volume guaranteed to any single-source, we have not expended any resources in support of the yet to be awarded portion of the contract.  We are anticipating a government award on the contract in 2010. However, delay of the government procurement has not negatively impacted Optex Systems Holdings’ revenue in 2009, and due to other increased periscope orders from non U.S. government contracts deliverable in 2010, a delay  in the award on the prime government contract should not materially affect Optex Systems Holdings in the near future.

Cost of Goods Sold. During the Predecessor period from September 29, 2008 through October 14, 2008, we recorded cost of goods sold of $0.7 million and during the Successor period from October 15 through September 27, 2009 we recorded cost of goods sold of $24.1 million for a total cost of goods sold during fiscal 2009 of $24.8 million as compared to $18.2 million during fiscal 2008, an increase of $6.5 million or 35.7%. This increase in cost of goods sold was primarily associated with increased revenue, primarily on our periscope programs in support of higher backlog and accelerated delivery schedules, and increased intangible amortization resulting from the acquisition of the assets of Optex Systems, Inc. (Texas) (Predecessor) on October 14, 2008.  The gross margin  during the Predecessor period beginning September 29, 2008 through October 14, 2008 was $0.1 million and the gross margin for the Successor period beginning October 15, 2008 through September 27, 2009 was $2.7 million for a total of $2.8 million or 10.1% of revenues as compared to a gross margin of 9.5% for the fiscal year ended September 28, 2008. Product gross margins were down 0.7% to 14.5% for the annual period ended September 27, 2009 versus 15.2% for the fiscal year ended September 28, 2008 due to a shift in revenue mix toward less profitable contracts for certain programs, combined with increased labor related to the reallocation of costs associated with 10 employees shifted from general and administrative costs to manufacturing overhead in fiscal 2009.  Intangible amortization allocable to cost of goods sold increased $1.3 million to $1.7 million in fiscal 2009 versus $0.4 million in fiscal 2008.  The increased intangible amortization costs were offset by decreased warranty costs and physical inventory valuation reserves of $1.2 million, resulting in an overall decrease in cost of goods sold of 0.6% of revenues in the annual period ended September 27, 2009 as compared to the period ended September 28, 2008.

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

☐	Elimination of corporate cost allocations from Irvine Sensors Corporation of ($2.1) million and the Irvine Sensors employee stock bonus plan of ($0.4) million as a result of the ownership change.

☐	Increased costs of $0.5 million in legal, accounting fees, board of director fees, and investor relations.

☐
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

☐	Increased amortization of intangible assets of $0.2 million as a result of the ownership change as of October 14, 2008.

☐	2008 goodwill impairment of ($1.6) million incurred in 2008 versus no impairment in 2009.

☐	Reductions of $(0.1) million in other general & administrative spending.

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

Net Cash Used in Investing Activities.  There was no net cash used in investing activities during the Predecessor period beginning September 29, 2008 and ending October 14, 2008.  Optex Systems Holdings’ business is labor intensive, and we purchase equipment as it becomes necessary.

Net Cash Provided by Financing Activities.  There was no net cash provided by financing activities during the Predecessor period beginning September 29, 2008 and ending October 14, 2008.

Successor period of October 15, 2008 through September 27, 2009

Cash and Cash Equivalents. As of September 27, 2009, we had cash and cash equivalents of $0.9 million. During the Successor period of October 15, 2008 through September 27, 2009 we increased cash and cash equivalents by $0.6 million primarily attributable to the net proceeds received by us from the private sale of equity securities.  A portion of the net proceeds was used to acquire additional inventory in support of the higher revenue and production rates during the period and which are expected to continue through 2010.

Net Cash Used in Operating Activities. Net cash used in operating activities during the Successor period beginning October 15, 2008 and ending September 27, 2009 totaled $(0.1) million. The primary uses of cash during this period resulted from increases of inventory and accounts receivable in support of higher production and shipping volumes, partially offset by increases in accounts payable due to higher purchases required to support the increased revenues.  In the period beginning October 15, 2008 and ending September 27, 2009, our net inventory increased by $2.5 million to support substantially increased production rates across all of our product lines.  A large portion of this build up in inventories was progress billable and as such were billed to our customers as costs were incurred.   We expect similar cash flows from operations until later in fiscal year 2010 when our low margin legacy periscope programs are ending and will be replaced with newer programs carrying improved pricing and corresponding better margins.

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

Optex Systems Holdings’ accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with FASB ASC 718.

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

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Operations

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through September 27, 2009	For the period September 29, 2008 through October 14, 2008	Twelve Months ended September 28, 2008

Revenues	$26,708,799	$871,938	$20,017,209

Total Cost of Sales	24,073,449	739,868	18,164,019

Gross Margin	$2,635,350	$132,070	$1,853,190

General and Administrative
Salaries and Wages	$644,861	$22,028	$910,854
Employee Benefits & Taxes	227,315	495	190,489
Employee Stock/Option Bonus Plan	39,528	(4,812)	378,716
Amortization of Intangible	404,634	—	223,491
Rent, Utilities and Building Maintenance	210,258	12,493	228,694
Investor Relations	203,696	—	—
Legal and Accounting Fees	434,309	360	223,715
Consulting and Contract Service Fees	220,090	10,527	325,723
Travel Expenses	47,595	—	135,821
Corporate Allocations	—	—	2,076,184
Board of Director Fees	125,000	—	—
Asset Impairment of Goodwill	—	—	1,586,416
Other Expenses	282,136	16,155	227,336
Total General and Administrative	$2,839,422	$57,246	$6,507,440

Operating Income (Loss)	$(204,072)	$74,824	$(4,654,251)

Other Expenses
Other Income and Expense	$—	$—	$(507)
Interest (Income) Expense – Net	170,078	9,492	199,753
Total Other	$170,078	$9,492	$199,246

Income (Loss) Before Taxes	$(374,150)	$65,332	$(4,853,496)
Income Taxes (Benefit)	(284,663)	—	(21,544)

Net Income (Loss) After Taxes	$(89,487)	$65,332	$(4,831,952)

Less preferred stock dividend	$(186,246)	$—	$—

Net income (loss) applicable to common shareholders	$(275,733)	$65,332	$(4,831,952)

Basic and diluted earnings (loss) per share	$(0.00)	$6.53	$(483.20)

Weighted Average Common Shares Outstanding	126,290,753	10,000	10,000

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

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Cash Flows – continued

	Successor	Predecessor	Predecessor
	For the period October 15, 2008 through September 27, 2009	For the period September 29, 2008 through October 14, 2008	Year ended September 28, 2008

Noncash investing and financing activities:

Optex Systems, Inc. (Delaware) (Successor) purchase of Optex Systems, Inc. (Texas) (Predecessor)
Cash received	$253,581	—	—
Accounts Receivable	1,404,434	—	—
Inventory	5,383,929	—	—
Intangibles	4,036,790	—	—
Other Assets	632,864	—	—
Accounts Payable	(1,953,833)	—	—
Other Liabilities	(1,868,180)	—	—
Debt	(6,000,000)	—	—
Goodwill	7,110,415	—	—
Issuance of Stock	$9,000,000	—	—

Conversion of Debt to Series A Preferred Stock
Additional Paid in Capital (6,000,000 Debt Retirement plus accrued interest of $159,780)	$6,159,780	—	—

Issuance of Common shares in exchange for Investor Relations Services
Prepaid Expenses (1,030,000 shares issued at .001 par)	$226,500	—	—

Supplemental cash flow information:
Cash paid for interest	$10,290	—	—
Cash paid for taxes	$488,799	—	—

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

The accompanying notes are an integral part of these financial statements

(1)After giving effect to the equivalent number of shares issued to existing Optex shareholders due to the reorganization.

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

	Successor	Predecessor
	As of September 27, 2009	As of September 28, 2008

Raw Materials	$7,161,241	$5,575,520
Work in Process	4,043,308	4,199,657
Finished Goods	245,056	28,014
Gross Inventory	$11,449,605	$9,803,191
Less:
Unliquidated Progress Payments	(2,880,898)	(4,581,736)
Inventory Reserves	(554,826)	(673,729)
Net Inventory	$8,013,881	$4,547,726

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

	Unaudited, Pro forma
	Years Ended
	September 27, 2009	September 28, 2008
Revenues	$27,580,737	$20,017,209

Net Income (Loss) applicable to common shareholders	$(362,149)	$(4,461,601)
Diluted earnings per share	$(0.00)	$(0.03)

Weighted Average Shares Outstanding	139,045,625	138,914,940

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

The estimated total General and Administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a standalone basis during the 2008 fiscal year are:

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

Optex Systems Holdings has evaluated subsequent events for the period September 28, 2009 through October __, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 27, 2009.  We have thus concluded that our internal control over financial reporting was effective as of September 27, 2009.

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

Name	Age	Position

Stanley A. Hirschman	63	President, Secretary, Treasurer & Director

Merrick D. Okamoto	49	Director

Ronald F. Richards	44	Chairman of the Board

Danny Schoening	46	Chief Operating Officer

Karen L. Hawkins	45	Vice President of Finance and Controller

Stanley A. Hirschman. Mr. Hirschman served as a Director and President of Optex Systems, Inc. (Delaware) since September 28, 2008 and assumed the same roles on behalf of Optex Systems Holdings on March 30, 2009, in which roles he is committed to providing Optex his management experience and provides direction and oversight of other executive officers and management. From 1997 to 2009, he was president of CPointe Associates, Inc., a Plano, Texas consulting group, and provided consulting services to small and medium sized companies. As of October 2009, in order to meet his responsibilities at Optex, he concluded his active role at CPointe. Additionally, since February 2009 he has been the majority beneficial owner of Sileas Corp (which has no active business), the majority shareholder of Optex Systems Holdings. Mr. Hirschman is a director of Axion Power International, where he serves on the Audit Committee.  During the past five years, Mr. Hirschman has also sat on the following Boards: Goldspring, Inc., Bravo Brands, 5G Wireless Communications, SVI Media, Inc., Bronco Energy, Energy + Engine Technology, Dalrada Financial, Datascension, iWorld Projects and Systems, Inc. and South Texas Oil.  Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. He has also held executive positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, regularly participates in the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Merrick D. Okamoto . Mr. Okamoto served as a Director of Optex Systems, Inc. (Delaware) since October 2008 and has served as a Director of Optex Systems Holdings since March 30, 2009. In 2001, Mr. Okamoto co-founded Viking Asset Management, LLC and is the President and a Managing Member. Viking Asset Management is the investment advisor to Longview Fund, LP and Longview Fund International, Ltd. Limited partners in Viking’s family of funds are comprised of institutions, private banks, family offices and high net worth individuals from around the world. Mr. Okamoto has completed financings for hundreds of public and private companies across a broad array of industries and sectors. In 1998, Mr. Okamoto co-founded and was the President of TradePortal.com, Inc. TradePortal.com, Inc. is a software development company and its wholly owned subsidiary, TradePortal Securities, Inc., a direct access execution brokerage firm. Mr. Okamoto was instrumental in developing the proprietary Trade Matrix™ software platform. In 2000, TradePortal.com, Inc. sold a minority stake to Thomson Reuters (TRI:NYSE), a US $12 billion revenue company. In 1995, he founded First Stage Capital, Inc. which specializes in investment banking and consulting to public and private companies. From 1983 to 1994, he was employed in the securities industry with Shearson Lehman Brothers, Prudential Securities and Paine Webber. Mr. Okamoto is widely recognized as an advanced trader specializing in short-term trading and has more than 25 years of extensive experience in technical market analysis techniques and has been a frequent speaker at national trading venues. From 1987 to 1990, he created and hosted the television program, The Income Report in Los Angeles . He has also appeared on CNN and The MacNeil-Lehrer Report.

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

					Stock	Option	All Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year		($)	($)	($)	($)(6)	($)	($)

Stan Hirschman, President (7)	2009	(5)	-	-	-	-	25,000	25,000
	2008	(5)	-	-	-	-	-	-
Danny Schoening, Chief	2009		$182,932	$11,000	$-	$10,588	$	$204,520
Operating Officer (7)	2008	(1,2)	122,646	10,300	7,500	-	-	140,446
Karen Hawkins, VP Finance /	2009		133,647	7,271	-	5,516	-	146,434
Controller (7)	2008		132,473	300	-	-	-	132,773
	2007	(1)	56,900	300	-	-	-	57,200
Andrey Oks, CEO, CFO, Secretary, Treasurer and Director	2008	(3)	-	-	10,000	-	-	10,000
Terry Hughes, CEO	2007	(4)	-	-	-	-	42,000	42,000

1
The compensation depicted is not reflective of a full year’s compensation as Danny Schoening did not begin employment until the second quarter of fiscal year 2008 and Karen Hawkins did not begin employment until the third quarter of fiscal year 2007. For Mr. Schoening and Ms. Hawkins, information is for service as an officer of Optex Texas and Optex Delaware. Given the fact that there has not been a change in fiscal year but rather adoption of the fiscal year of the accounting acquirer, there has been no adjustment made to treat the period since the change in fiscal year as a stub period, and all numbers presented are for complete fiscal years.

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

4
Mr. Hughes served as an officer of Sustut and resigned on September 12, 2008 and forfeited the 9,902,624 shares of Common Stock in Optex Systems Holdings he owned at that time. He received no other compensation during 2008. In 2007 Mr. Hughes received $42,500 in compensation, the nature of which is unspecified.

5
Stanley Hirschman’s compensation in 2009 consisted solely of $25,000 cash paid for Director’s Fees. He received no other compensation Mr. Hirschman was not compensated for his service in 2008, so this table does not include compensation amounts for him for 2008.

6
The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2009, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R)), disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 12 to our fiscal 2009 audited financial statements. Andrey Oks & Terry Hughes were executives of Sustut Exploration, Inc. during the years 2007 and 2008, prior to the reverse merger on March 30, 2009. Concurrent with the reverser merger and name change to Optex Systems Holdings, Inc on March 30, 2009 Optex Systems Holdings adopted the fiscal year end of the accounting acquirer and changed the period end from December 31 to a fiscal year end of September. There were no earnings of either of these individuals subsequent to the reverse merger and adoption of the accounting acquirers’ fiscal period. All compensation expense shown for these individuals prior to the March 30, 2009 reorganization are depicted in calendar years ending December 31, 2008 and December 31, 2007.

7
Danny Schoening, Karen Hawkins and Stanley Hirschman were all executives of Optex Systems Holdings subsequent to the March 30, reorganization. Prior to the reorganization Danny Schoening and Karen Hawkins were executives of Optex Systems, Inc. (Texas) and Optex Systems, Inc. (Delaware) and Stanley Hirschman became an executive of Optex Systems, Inc. (Delaware) in September 2008. Both Optex Systems, Inc. (Texas) and Optex Systems, Inc. (Delaware) had previously been operating under an October through September fiscal year end and as such, compensation for these individuals is depicted in fiscal years beginning in October and ending in September for each of the years 2007 through 2009.

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

Employment Agreement

Optex Systems Holdings entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and shall continue through June 1, 2010. Thereafter, the term of the agreement shall be automatically extended for successive 18 month periods, unless Optex Systems Holdings or Schoening shall provide a written notice of termination at least ninety (90) days prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, Optex Systems Holdings shall pay to Schoening a base salary at the annual rate of $190,000. Schoening was paid a one time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted options to purchase 1,414,649 shares of common stock of Optex Systems Holdings at an exercise price of $0.15 per share at the time of the closing of the reorganization.

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

The employment agreement contains the following events of termination: (i) death of Mr. Schoening; (ii) termination by Optex Systems Holdings for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by Optex Systems Holdings and (iv) termination by Mr. Schoening for good reason (including breach by Optex Systems Holdings of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of Optex Systems Holdings or its successor changing ownership or a sale of all or substantially all of Optex Systems Holdings’ assets, without the surviving entity assuming the obligations under the agreement). For a termination by Optex Systems Holdings for cause or upon death of Mr. Schoening, then Mr. Schoening shall be paid salary and bonus earned through the date of termination. For a termination by Optex Systems Holdings without cause or by Mr. Schoening with good reason, then Mr. Schoening shall also be paid six months base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year following termination thereof.

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

Outstanding Equity Awards as of September 27, 2009

	Option Awards
			Equity Incentive Plan Awards
	Number of shares underlying unexercised options
	#	#		Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned	Price	Date	Footnotes

Danny Schoening	-	1,414,649	1,414,649	$0.15	3/29/2016	(1)

Karen Hawkins	-	250,000	250,000	$0.15	5/13/2016	(2)

(1)
Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger. Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years. As of September 27, 2009 none of the options had vested.

(2)
Options granted on May 14, 2009 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years. As of September 27, 2009 none of the options had vested.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 27, 2009.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 27, 2009.

		Fees			Non-Equity	Nonqualified
		Earned or	Stock	Option	Incentive Plan	Deferred	All Other
		Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation
Name		($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Ronald Richards	(1)	$100,000	-	-	-	-	-	$100,000
Stanley Hirschman	(2)	25,000	-	-	-	-	-	25,000
Merrick Okamoto	(3)	-	-	-	-	-	-	-

(1)
Director Fees paid monthly from December 2008 through September 2009. Ronald Richards is paid $2,500 monthly as an Independent Director, $2,500 monthly for serving as Chairman of the Audit Committee, and $5,000 monthly for serving as Chairman of the Board of Directors. Note that fees paid through March 29, 2009 were for service as a director of Optex Systems, Inc. (Delaware) and that the Director become a Director of Optex Systems Holdings on March 30, 2009.

(2)
Director Fees paid monthly from December 2008 through September 2009. Stanley Hirschman is paid $2,500 monthly as a Director. Note that fees paid through March 29, 2009 were for service as a director of Optex Systems, Inc. (Delaware) and that the Director become a Director of Optex Systems Holdings on March 30, 2009.

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

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On September 20, 2010, we had 139,444,940 shares of common stock, and 1,027 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of September 20, 2010, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of September 20, 2010 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Optex Systems Holdings’ corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class Common Stock	Name of Beneficial Owner	Number of Shares	Preferred Conversion (4)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Arland Holdings, Ltd. (1)	11,148,935		11,148,935	5.89%
	Sileas Corporation (2,3)	102,184,347	37,040,000	139,224,347	73.52%

Directors and Officers:	Stanley Hirschman (2)	102,184,347	37,040,000	139,224,347	73.52%
	Danny Schoening (5)(10)	102,665,328	37,040,000	139,698,460	73.62%
	Karen Hawkins (11)	62,500	-	-	0.00%
	Ronald Richards	-	-	-	-

	Merrick Okamoto(9)	1,950,000	-	1,950,000	1.40%

	Andrey Oks (6)	-	-	-	-

	Terry Hughes (7)	-	-	-	-

Directors and officers as a group (7 Individuals)		104,134,347	37,040,000	141,710,960	75.02%

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Preferred Stock
5% Holders	Sileas Corporation (2,3)	926	90.0%
	Alpha Capital Anstalt (8)	101	10.0%

1	Represents shares held by Arland Holdings, Ltd., which is located at 551 5th Avenue, Suite 1601, New York, NY 10176. Arie Rabinowitz has voting control over the shares held by Arland Holdings, Ltd.
2
Represents shares held by Sileas of which Stanley Hirschman, a Director/Officer Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening.

3
Sileas’ ownership interest in Optex Systems Holdings has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Optex Systems Holdings’ common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.

4
Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder. Sileas Corporation holds 90% or 926 of the preferred shares which are convertible into 37,040,000 common shares. Alpha Capital owns the remaining 10% or 101 preferred shares convertible into 4,040,000 common shares, representing less than 2.13% total beneficially ownership.

5
Represents shares held by Sileas of which Mr. Schoening, an Officer of Optex Systems Holdings, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.

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
8
Represents shares held by Alpha Capital Anstalt, which is located at Pradfant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackerman has voting control and investment power over the shares held by Alpha Capital Anstalt.

9
Represents 975,000 shares of Common Stock and 975,000 warrants held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC.  Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Okamoto, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.

10	Includes options to purchase 480,981 shares of our common stock which have vested and are currently exercisable.

11	Represents options to purchase 62,500 shares of our common stock which have vested and are currently exercisable.

Item 13  Certain Relationships and Related Transactions, and Director Independence

Relationship between Optex Systems, Inc. (Texas), Irvine Sensors Corporation and Longview and Alpha

Longview and Alpha were owed certain debt by Irvine Sensors Corporation including debt evidenced by (i) a December 29, 2006 Term Loan and Security Agreement executed by Irvine Sensors Corporation and Longview and Alpha, and (ii) a series of secured promissory notes purchased by them and issued to them on December 29, 2006, July 19, 2007 and November 28, 2007. As of August 24, 2008, the total amount due under all of the described notes was approximately $18.4 million. Optex Systems, Inc. (Texas), which was and is a wholly owned subsidiary of Irvine Sensors Corporation, was a guarantor of all of those notes, and pursuant to related security agreements Longview and Alpha had a validly perfected, fully enforceable security interest in all personal property of Optex Systems, Inc. (Texas). On September 19, 2008, pursuant to an Assignment and Stock/Note Issuance Agreement, Alpha and Longview transferred and assigned to Optex Systems, Inc. (Delaware) which assumed, $15 million of their respective interests and rights in the aforesaid notes and obligations to Optex Systems, Inc. (Delaware) in exchange for$9 million of equity and $6 million of debt.

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

Secured Promissory Notes and Common Shares Issued in connection with Purchase by Optex Systems, Inc. (Delaware)

In connection with the public sale of the Optex Systems, Inc. (Texas) assets to Optex Systems, Inc. (Delaware), Optex Systems, Inc. (Delaware) delivered to each of Longview and Alpha a Secured Promissory Note due September 19, 2011 in the principal amounts of $5,409,762 and $540,976, respectively. Each Note bears simple interest at the rate of 6% per annum, and the interest rate upon an event of default increases to 8% per annum. After 180 days from the issue date, the principal amount of the Notes and accrued and unpaid interest thereon may be converted into Optex Systems, Inc. (Delaware) common stock at a conversion price of $1.80 per share (pre-split and pre-reorganization price). The Notes may be redeemed prior to maturity at a price of 120% of the then outstanding principal amount plus all accrued and unpaid interest thereon. The obligations of Optex Systems, Inc. (Delaware) under the Notes are secured by a lien against all of the assets of Optex Systems, Inc. (Delaware) in favor of Longview and Alpha. In addition, Optex Systems, Inc. (Delaware) issued common stock to each of Longview and Alpha in the quantities of 45,081,350 and 4,918,650, respectively. On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holding, Ltd. On February 20, 2009, Longview sold its Note to Sileas (see below).

Acquisition by Sileas of Longview’s Interests in Optex Systems, Inc. (Delaware) on February 20, 2009

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

The purchase price for the acquisition was $13,524,405. Sileas issued a purchase money note to Longview for the full amount of the purchase price in exchange for 45,081,350 shares of common stock of Optex Systems Holdings (representing 90% of the outstanding shares) and transfer to Sileas of a note dated December 2, 2008, issued by Optex Systems Holdings to Longview in the principal amount of $5,409,762. No contingent consideration is due the seller in the transaction. The obligations of Sileas under the Note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas. On March 27, 2009, Sileas and Alpha (which owned the balance of the $6,000,000 of the notes) exchanged the $6,000,000 aggregate principal amount of notes, plus accrued and unpaid interest thereon, for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Sileas has no operations or business activities other than holding the stock and notes described above and has no revenues, and it holds no assets other than the stock and notes described above. The management of Sileas believes that the value of its common stock and preferred stock holdings in Optex Systems Holdings will increase over time. Sileas plans to repay Longview, no later than the maturity date, through some combination of a recapitalization of Sileas equity and debt and partial or full liquidation of its interests in Optex Systems Holdings. Sileas will be limited by the extent of the stock price of Optex Systems Holdings and limitations on ability to resell the stock it owns in Optex Systems Holdings.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview on February 20, 2009, Sileas, the new majority owner of Optex Systems, Inc. (Delaware), executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the principal amount of $13,524,405. The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum.  In the event that a Major Transaction occurs prior to the maturity date resulting in the Borrower receiving Net Consideration with a fair market value in excess of the principal and interest due under the terms of this Secured Note, then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the consideration. “Major Transaction” refers to a transaction whereby Optex Systems, Inc. (Delaware) would consolidate or merge into or sell or convey all or substantially all of its assets to a third party entity for more than nominal consideration, and “Net Consideration” refers to the fair market value of the consideration received in connection with a Major Transaction less all outstanding liabilities of Optex Systems, Inc. (Delaware).

Reorganization/Share Exchange

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of Optex Systems Holdings as follows:1  (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement, which also occurred on March 30, 2009, were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock. The per share price in the private placement was $0.15 per share of common stock, and the closing date was March 30, 2009. Optex Systems, Inc. (Delaware) remains a wholly-owned subsidiary of Optex Systems Holdings.

At the time of the reorganization, 25,000,000 shares owned by Andrey Oks, the former CEO of Optex Systems Holdings, were cancelled. Immediately prior to the closing, 17,449,991 shares of Optex Systems Holdings common stock were outstanding. The 17,449,991 shares derives from the 17,999,995 shares outstanding as of December 31, 2008 plus the 26,999,996 shares issued in conjunction with the 2.5:1 forward stock split authorized by the Sustut Board and shareholders and effected on February 27, 2009 less retirement of Andrey Oks’ 25,000,000 shares and cancellation of 3,800,000 shares previously issued to Newbridge Securities Corporation, shares plus issuance of 1,250,000 shares in payment for two investor relations agreements. The total outstanding common shares of Optex Systems Holdings subsequent to the closing of the reorganization is as follows:

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

Short Term Note Payable/Longview Fund -  On September 23, 2008 Optex Systems, Inc. (Texas) borrowed $146,709 from Longview and issued a promissory note dated September 23, 2008, to Longview in connection therewith. The September 23, 2008 Note bore interest at the rate of 10% per annum with interest accruing until the maturity date of the September 23, 2008 Note, which was originally set as November 7, 2008. On March 30, 2009 in conjunction with the reorganization and Private Placement, Longview purchased 3.25 units of the Private Placement using $146,250 of the amount due under the Note as consideration for the purchase. The outstanding balance related to the original note issue of $459 plus $11,101 of accrued interest was paid in September 2009.

On October 27, 2009, Optex Systems Holdings borrowed $250,000 from Longview on an unsecured basis pursuant to a promissory note, which originally expired on December 1, 2009, but was extended until July 15, 2010. The note bore interest at the rate of 10% per annum, and all accrued and unpaid interest was due upon maturity.

In exchange for the extension, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of restricted common stock with an exercise price of $0.15 per share and a term of three years.  On March 22, 2010, Optex Systems Holdings repaid $125,000 in principal plus $10,000 in accrued interest on the outstanding Longview note.  On June 4, 2010, Optex Systems Holdings paid off the remaining principal balance and all accrued and unpaid interest thereon.

1 Rule 409(b) states: “(b) The registrant shall include a statement either showing that unreasonable effort or expense would be involved or indicating the absence of any affiliation with the person within whose knowledge the information rests and stating the result of a request made to such person for the information.”

We made requests of counsel representing Sustut’s directors and officers to obtain additional information into the principles behind their determination that the securities of the registrant issued in the March 30, 2009 share exchange represented “fair market value” to acquire the business operations of Optex Systems, Inc. (Delaware), and they were not able to provide any information.  We confirm that we have no affiliation with Sustut’s former counsel, Anslow & Jacklin, who was our only source of information regarding the prior history of Sustut and that the result of our request was that they stated they had no information and were not able to obtain further information on this issue.

We have not been able to provide further background as to how the merger consideration was determined beyond the fact that it was determined by negotiation between Sustut and Optex Systems, Inc. (Delaware).  Thus, we have invoked Rule 409(b) which states: “(b) The registrant shall include a statement either showing that unreasonable effort or expense would be involved or indicating the absence of any affiliation with the person within whose knowledge the information rests and stating the result of a request made to such person for the information.”

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

PART IV

Item 15  Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)
This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.

(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on August 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on July 23, 2010
(10)	Incorporated by reference from our Amendment No. 6 to Registration Statement on Form S-1 filed on September 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Stanley Hirschman
Stanley Hirschman, Principal Executive Officer and Director

Date: October 25, 2010

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: October 25, 2010

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Director	October 25, 2010

/s/ Ronald Richards
Ronald Richards	Director	October 25, 2010

/s/ Stanley Hirschman
Stanley Hirschman	Principal Executive Officer and Director	October 25, 2010

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	October 25, 2010