Form 10-K
period 2010-10-03
Optex Systems Holdings Inc
filed 2010-12-27
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 000-22573

OPTEX SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-143215
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

1420 Presidential Drive
Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 644-0722

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
Yes ☐ No ☒

The aggregate market value of the 26,111,658  shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on March 29, 2010 was $2,297,826.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 13, 2010
Common Stock	139,444,940

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1  Description of Business

Background

Prior History - Sustut Exploration, Inc.

Sustut was a Delaware corporation formed on April 11, 2006 to search for available properties in North Central British Columbia. In May 2006, Sustut entered into an agreement, which was negotiated at arms-length with Richard Simpson, to acquire a 100% interest in the WILLOW claim purported to be located in the Omineca Mining Division, NTS map sheet 94D/10E. The property could have been acquired from Simpson by paying a total of $75,000 in two option payments with the last option payment being due on May 15, 2008; however, Sustut did not make the required payments and did not acquire title to those property rights.

The mineral claim, which was to be Sustut’s primary business, expired on May 15, 2008 leaving Sustut with no operating business of which to dispose.  Optex Systems Holdings does not believe it presently maintains any rights related to the Willowvale project and does not intend to pursue a mining or mineral business.  Optex Systems Holdings does not intend to make any payment to exercise any option or extend the term of the rights, if any continue to exist.

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc., a private Delaware corporation (“Optex Systems, Inc. (Delaware)”), exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of Optex Systems Holdings as follows:  (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 shares of Optex Systems Holdings common stock.   Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings, and the Optex Systems, Inc. (Delaware) shareholders are now shareholders of Optex Systems Holdings.  As a result of the reorganization, Sileas Corporation, a former shareholder of Optex Systems, Inc. (Delaware), beneficially owns approximately 73.52% of the issued and outstanding common stock of Optex Systems Holdings and Arland Holdings, Ltd., a former shareholder of Optex Systems, Inc. (Delaware) owns 5.89% of the issued and outstanding common stock of Optex Systems Holdings.  Furthermore, at the time of the reorganization, Andrey Oks resigned as the sole officer and director of Optex Systems Holdings.  Additionally, Stanley Hirschman, Ronald Richards and Merrick Okamoto were appointed as its directors, and Stanley Hirschman, Danny Schoening and Karen Hawkins were appointed as its President, COO and V.P. of Finance/Controller, respectively.

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

Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and then shipped.  Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material.  In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers.  If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier, and if successful, it would then renegotiate contractual deliverables (e.g., specifications, delivery, price).  As of December 13, 2010, approximately 14% of our material requirements are single-sourced across 11 suppliers representing approximately 12% of our active supplier base.  Single sourced component requirements span across all of our major product lines.  Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply with, various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material regulations affecting our U.S. government business are summarized in the table below.

Regulation	Summary

Federal Acquisition Regulation
The principal set of rules in the Federal Acquisition Regulation System. This system consists of sets of regulations issued by agencies of the federal government of the United States to govern what is called the "acquisition process," which is the process through which the government acquires goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. The FAR System regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that those activities involve government solicitations and contracts by reference.

International Traffic in Arms Regulations
United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List.  These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act
A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold, which was increased from $650,000 to  $700,000 on October 1, 2010.  It requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete.

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

 First Article Testing and Acceptance requirements consist of specific steps.  For example, the first article testing associated with  Howitzer-type product is comprehensive and time consuming.  The dimensions and material specifications of each piece of the assembly must be verified, and each product has in excess of 100 piece parts.  Once the individual piece parts are verified to be compliant to the specification, the assembly processes are documented and verified.  A sample of the production (typically three units) is verified to meet final performance specifications.  Once the units meet the final performance specification, they are then subjected to accelerated life testing, a series of tests which simulate the lifetime use of the product in the field.  This consists of exposing the units to thermal extremes, humidity, mechanical shock, vibration, and other physical exposure tests.  Once completed, the units undergo a final verification process to ensure that no damage has occurred as a result of the testing and that they continue to meet the performance specification.  All of the information and data is recorded into a final first article inspection and test report and submitted to the customer along with the test units for final approval.  First Article Acceptance and Testing is generally required on new contracts/product awards but may also be required on existing products or contracts where there has been a significant gap in production, or where the product has undergone significant manufacturing process, material, tooling, equipment or product configuration changes.

Optex Systems Holdings, Inc. is also subject to laws, regulations and executive orders restricting the use and dissemination of information deemed classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation.  In order to import or export items listed on the U.S. Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office.  The registration is valid for one year, and the registration fees are established based on the number of license applications submitted the previous year.  Optex Systems Holdings currently has an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately.  License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user.  The approval process for the license can vary from several weeks to six months or more.  The licenses Optex Systems Holdings currently uses are the DSP-5 (permanent export) and DSP-73 (temporary export).

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below.

DSP-5 Licenses	Issue Date	Expiration Date (48 months from date of issue)
050137740	01/05/2009	01/04/2013
050146207	03/13/2009	03/12/2013
050137823	01/05/2009	01/04/2013
050128943	11/24/2008	11/23/2012
050169739	06/04/2009	06/03/2013
050185923	08/28/2009	08/27/2013
050187735	03/19/2010	03/18/2014
050230854	03/30/2010	03/31/2014
050220671	10/01/2009	09/30/2013
050233257	06/10/2010	06/10/2014
050221743	04/01/2010	04/01/2014
050209709	02/23/2010	02/23/2014

DSP-73 Licenses	Issue Date	Expiration Date (48 months from date of issue)
730024737	02/16/2010	02/15/2014
730007737	08/13/2008	08/12/2012
730008340	09/26/2008	09/25/2012
730008736	11/18/2008	11/17/2012
730010051	02/27/2009	02/26/2013
730026913	06/15/2010	06/15/2014

Licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the International Traffic in Arms Regulations requirements.  If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Optex Systems Holdings’ contracts may also be governed by the Truth in Negotiation Act requirements where certain of our contracts or proposals exceed the $700,000 threshold and/or are deemed as sole source, or non competitive awards, covered under this act.  For these contracts,  Optex Systems Holdings must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation.  Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, Optex Systems Holdings could be subjected to a defective pricing claim adjustment with accrued interest.  Currently, Optex Systems Holdings does not have any pending defective pricing claim adjustments.   Additionally, as a result of this requirement, contract price negotiations may span from two to six months and will often result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments.  Currently, Optex Systems Holdings does not have any undefinitized contracts subject to further price negotiation.

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

The material terms of our five largest contracts are as follows:

						Progress		Remaining
	Customer		Contract Quantities		Total Award	Billable	Order Period	Value
Customer	PO/Contract	Contract Type	Min Qty	Max Qty	Value (4)	(1)	Expiration	(5)	Delivery Period
General Dynamics Land Systems	PCL860000 thru PCL860005 (Multiple Prime Contracts)	1 year blanket order with Fixed Qty Contract release which includes ability to increase or decrease quantity on each release up to 20% from PO release quantity.	N/A	N/A	$14,813,100	Yes	Expired	$405,376	Dec 2007 - Jan 2011 Contract Completed in October 2010.

Tank-automotive and Armaments Command - Rock Island	W52H09-05-D- 0260	5 Year Firm Fixed Price (3)	138	2,100	$9,762,286	Yes	30-Jun-10	$3,278,472	Oct 2007-May 2011

Tank-automotive and Armaments Command - Rock Island	W52H09-05-D- 0248	5 Year Firm Fixed Price (3)	138	1,250	$5,006,119	Yes	30-Jun-10	$827,123	Apr 2007- August 1710

Tank-automotive and Armaments Command - Rock Island (2)	W52H09-09-D-0128	3 Yr – Evaluated Pricing (3). Restricted Procurement between Optex Systems & Miller Holzwarth	250 each supplier	250 each supplier	$118,250	Yes	31-Dec-11	$0	Initial award deliverable Aug - Sept 2009. Additional awards not to exceed aggregate 2000 units per month total units.

General Dynamics Land Systems	40050551 (Multiple Prime Contracts)	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$6,330,336	Yes	N/A	$6,330,336	Jan 2011 - Feb 2013

 (1) Payment terms on shipments are net 30 days.

(2) As of October 3, 2010, Optex Systems had received only one of the four awarded delivery orders against this contract.  The maximum order value potential of the contract was originally estimated to be up to $22 million based on the U.S. government’s estimated maximum order quantity for each periscope type multiplied by the Optex Systems Holdings “not to exceed” price per unit for each of the solicited periscope assemblies.  As we did not receive three of the last four delivery orders, we are unable to determine the total quantities ordered by the government to date, and there is no assurance that we will obtain additional awards against the open contract.  As of December 8, 2010,  TACOM has transferred the procurement responsibility of all periscopes, except selected models, to another contracting agency.  We are currently evaluating the potential impact this transfer of responsibility may have on our ability to compete for future releases.  We plan to continue to compete for future delivery orders in the next year up to the original contract expiration in June 2011, although there is no guarantee that Optex will be awarded additional orders, and the total estimated contract quantities to be awarded in FY2011 are yet to be released by the new contracting agency.

(3) Indefinite Delivery/Indefinite Quantity type contract.

(4) “Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to Optex.  The total award value represents already awarded delivery order contracts.  Based on Optex's historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.

(5) The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of October 3, 2010.  Only these undelivered values of the contracts may be subject to the contract termination clause.  It has been the experience of Optex Systems that these clauses are rarely invoked.

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

Optex Systems Holdings delivers high volume products, under multi-year contracts, to large defense contractors and government customers.  We have a reputation for quality and credibility with our customers as a strategic supplier. We also anticipate the opportunity to integrate some of our night vision and optical sights products into commercial applications.

Specific product lines include:

•	Electronic sighting systems

•	Mechanical sighting systems

•	Laser protected glass periscopes

•	Laser protected plastic periscopes

•	Non-laser protected plastic periscopes

•	Howitzer sighting systems

•	Ship binoculars

•	Replacement optics (e.g. filters, mirrors)

Location and Facility

We are located in Richardson, TX in an approximately 49,000 square foot facility, and as of December 13, 2010, we had 89 full time equivalent employees.  We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.
•	The annual base rent rate is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $195,352.00 improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Market Opportunity – U.S. Military

Optex Systems Holdings believes the U.S. government’s commitment to military defense spending in the coming years will remain strong; however, in light of recent government uncertainties related to the congressional budget and current deficit spending, we cannot predict whether the historical trends in military spending will continue at the same pace as in prior years.  The chart below was derived from public government spending sources and depicts total U.S. military spending from 2001 through 2009, and estimated spending from 2010 through 2015.  It is difficult to directly tie this spending to any specific military vehicles; however, Optex Systems Holdings serves the U.S. armed forces and various state national guards.  The purpose of including this chart is to provide the reader with actual and forecasted trend data showing military spending by the government from 2001 through 2015.  The total military spending increased from $290.2 billion in 2001 to an estimated $692.0 billion in 2010 representing a total increase in military spending of 238.5% in the last 10 years.  However, given the forecast of reduced spending of the U.S. military in the coming years, Optex Systems Holdings continues to aggressively pursue international opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures.  We are currently bidding on several substantial government contracts to expand sales and production beyond the current production and backlog.  A good example of this activity is where Optex Systems Holdings is supporting General Dynamics Land Systems in their attempt to secure the production of the Israeli Merkava Namer Armored Personnel Carrier.  Is this opportunity, General Dynamics Land Systems is quoting the production of 386 vehicles which contain a “Periscope Kit” which could be supplied by Optex Systems Holdings.  This kit would contain seven periscopes and sixteen additional supporting part numbers.  Optex Systems Holdings will continue to pursue these international opportunities through direct sales (example General Dynamics Land Systems – Canada) and through existing customers (General Dynamics Land Systems – Israeli Merkava Namer Project).  We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth.

Source: Government Printing Office, U.S. Budget Historical Tables, FY 2011, Table 3.2 Outlays by function and subfunction, 1962-2015

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

Optex Systems Holdings believes that these are potential opportunities for it to pursue; however, it has not yet performed a full analysis of these product areas to validate whether they are appropriate for commercial pursuit by it.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (Tank-automotive and Armaments Command, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, and NorcaTec) and also as a supplier to foreign governments (Israel, Australia and NAMSA).  Although we do serve all three of these categories, for the period ended October  3, 2010, we derived approximately 91% of the gross business revenue from three customers, with 51% from General Dynamics Land Systems Divisions, 33% from Tank-automotive and Armaments Command and 7% from NorcaTec LLC with which we have approximately 80 discrete contracts for items that are utilized in vehicles, product lines and spare parts. Given the size of General Dynamics Land System Division and Tank-automotive and Armaments Command as well as the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

Marketing Plan

Potential  Entrants – Low Risk to Optex Systems Holdings. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and then submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers.

Industry Competitors – Medium Risk to Optex Systems Holdings.  Optex Systems Holdings tends to compete with two other companies in different spaces.  First, Optex Systems Holdings competes with Miller-Holzwarth for plastic periscope business.  These contracts are typically lower value products, but higher quantities.  Second, Optex Systems Holdings competes with Seiler Instruments for fire control products.  These contracts are higher value products, but lower quantities.  Given the expense of development and qualification testing, the barrier to entry is high for new competitors.  However, as the overall plastic periscope demand quantities have declined in the last twelve months, competition on the lower level periscope products has significantly increased as Optex Systems Holdings and Miller-Holzwarth have aggressively competed for market share amongst the existing customer base and quantities.

Buyers – Medium Risk to Optex Systems Holdings. In most cases the buyers (usually government agencies or defense contractors) have two fairly strong suppliers. It is in their best interest to keep at least two, and therefore, in some cases, the contracts are split between suppliers. In the case of larger contracts, the customer can request an open book policy on costs and expects a reasonable margin to have been applied.

Substitutes – Low Risk to Optex Systems Holdings. Optex Systems Holdings has both new vehicle contracts and replacement part contracts for the exact same product. The U.S. government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice through 2040. The Bradley vehicle has been in service for 28 years, the Abrams for 27 years. Therefore it appears that the systems are capable of a life of approximately 30 years. In February 2008, the U.S. Army signed a multi year third party contract for the delivery of improved Abrams and Bradleys. The contract is for up to 435 tanks and 540 Bradley vehicles. These are the only production tanks currently being procured by the government. This, in conjunction with the 30 year life span, supports their continued use through 2040. There are no replacement systems known to be proposed or funded at this time. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia. The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals.

Suppliers – Low to Medium Risk to Optex Systems Holdings. The suppliers of standard processes (e.g., casting, machining, plating) have very little power. Given the current state of the economy, they need to be very competitive to gain and /or maintain contracts. Those suppliers of products that use top secret clearance processes are slightly better off; however, there continues to be multiple avenues of supply and therefore only moderate power.

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

Those “new customers” listed (BAE and Norcatec) are producers of armored vehicles or spare parts suppliers. Optex Systems Holdings has provided them quotations for laser protected plastic periscopes and mechanical sighting systems. Both of these companies have previously purchased products from Optex Systems Holdings. “New Customers” listed (L3) are potential customers for night vision products.

Operations Plan

Our operations plan can be broken down into three distinct areas: material management, manufacturing space planning and efficiencies associated with economies of scale.

Materials Management –

The largest portion of our costs is materials. We have completed the following activities in order to demonstrate continuous improvement:

-	Successful completion of annual surveillance audit for ISO9001:2008 certificate, with no major nonconformance issues

-	Weekly cycle counts on inventory items

-	Weekly material review board meeting on non-moving piece parts

-	Kanban kitting on products with consistent ship weekly ship quantities

-	Daily cross functional floor meetings focused on delivery, yields and labor savings

-	Redesigned floor layout using tenant improvement funds

-	Daily review of yields and product velocity

-	Bill of material reviews prior to work order release

Future continuous improvement opportunities include installation and training of shop floor control module within the ERP system and organizational efficiencies of common procurement techniques among buyers.

Manufacturing Space Planning

We currently lease approximately 49,000 square feet of manufacturing space (see “Location and Facility”).  Our current facility is sufficient to meet our immediate production needs without excess capacity.  As our processes are primarily labor driven, we are easily able to adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs.  In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot.  As part of our lease agreement renewed January 4, 2010, Optex was able to negotiate additional leasehold improvements of $0.2 million paid by the landlord.  These funds were primarily expended on plant rearrangement allowing for a more streamlined approached to material movement and production within the organization.

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

Economies of Scale

Plant efficiencies at Optex Systems Holdings fluctuate as a function of program longevity, complexity and overall production volume.  Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume.  As our volume increases, our support labor, material and scrap costs decline as a function of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs are spread across a higher volume base.  On the contrary, as production volumes decline, our labor and material costs per unit of production generally increase.  Additional factors that contribute to economies of scale relate to the longevity of the program.  Long running, less complex programs (i.e: periscopes) do not experience as significant of a labor impact as production volumes change, as the workforce is generally less skilled and learning curves can be more easily be overcome as headcounts shift.  Our more complex Howitzer programs are more significantly impacted by volume changes as the workforce is highly skilled and the training is more complex.  Optex Systems Holdings continually monitors customer demand over a rolling twelve month window and adapts manpower and material needs accordingly to capitalize on any improvements for increased volume and minimize any negative impact as anticipated product quantities decline.

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

Competition

The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Our customers include military and government end users as well as prime contractors that purchase component parts or subassemblies, which they incorporate into their end products. Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time we consider our primary competitors to be Seiler Instruments, Miller-Holzwarth, Kent Periscopes, Selectron International Optronics.

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

Employees

Optex Systems Holdings had 89 full time equivalent employees as of December 13, 2010. Optex Systems Holdings uses a small temporary work force to handle peak loads.  To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

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

Approximately 95% of our contracts contain contract termination clauses for convenience.  In the event these clauses should be invoked by our customers, future revenues against these contracts could be affected; however, these clauses allow for a full recovery of any incurred contract cost plus a reasonable fee up through and as a result of the contract termination.  We are currently unaware of any pending terminations on our existing contracts.  In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date.  Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts.  Currently, none of our awarded contracts are subject to renegotiation.

We currently have an open indefinite delivery indefinite quantity fixed price contract with a contract price below current production costs.  We face risks related to potential new delivery orders against the fixes price contract which would result in additional losses upon contract award until the contract ordering period expires on June 30, 2011.

Currently, Optex Systems Holdings has one open indefinite quantity, indefinite delivery type contract expiring June 30, 2011.  This contract has the potential for additional awards that would result in incrementally higher contract losses should additional order quantities be awarded prior to the contract expiration date.  In September 2010, Optex Systems Holdings received an award against the contract resulting in immediate recognition of contract losses of $0.2 million for fiscal year 2010 related to fiscal 2011 delivery schedules.  The total awarded quantity against the contract to date is 506 units as compared to the original 2006 contract estimated order quantity of 745.  The total recognized program losses through October 3, 2010 are $1.6 million against the awarded quantity.  As of October 3, 2010, our loss reserve on the undelivered balance of the contract is $1.0 million.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings has realized the entire contract loss for the awarded quantity to date.  In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.  Currently, we have no indication that additional quantities will be ordered prior to contract expiration; however; it is reasonably possible that additional order quantities may be ordered and, if so, our corresponding losses on this contract would increase.  Absent an equitable contract adjustment and in the event that the entire remaining estimated order quantity was awarded to us at the current contract price prior to expiration, we would recognize additional losses of up to $0.4 million.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Operating Officer, and we do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise.   Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped.  Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material.  In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers.  If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer.  Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price).  As of December 13, 2010, approximately 14% of our total material requirements are single-sourced across 11 suppliers representing approximately 12% of our active supplier base.  Single-sourced component requirements span across all of our major product lines.  The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs.  We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost.  Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

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

Product Line	Supplier	Supply Item	Risk	Purchase Orders
Periscopes	TSP, Inc.	Window used on all glass & plastic periscopes	Proprietary coatings would take in excess of 6 months to identify and qualify an alternative source	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Spartec Polycast	Acrylic raw material used in plastic periscope assemblies	This material has quality characteristics which would take in excess of 6 months to identify and qualify an alternative source.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Howitzers	Danaher Controls	Counter Assembly for M137 & M187 Howitzer programs	Critical assembly would take in excess of 6 months to identify and qualify an alternative source. Currently, the only U.S. government approved supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other	SWS Trimac	Subcontracted Electron Beam Welding
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

We derive almost all of our revenue from three customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended October 3, 2010, we derived approximately 91% of the gross business revenue from three customers, with 51% from General Dynamics Land Systems Divisions, 33% from Tank-automotive and Armaments Command and 7% from NorcaTec LLC.  Procuring new customers and contracts may partially mitigate this risk.

In particular, a decision by either General Dynamics Land System Division or Tank-automotive and Armaments Command to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent 84% of our gross business revenue.  There can be no assurance that we could replace these customers on a timely basis or at all.

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

At some time in the future, we may decide to pursue acquisitions of other businesses in our industry.  In order to successfully acquire other businesses, we would be forced to spend significant resources in both acquisition and transactional costs, which could divert substantial resources in terms of both financial and personnel capital from our current operations.  Additionally, we might assume liabilities of the acquired business, and the repayment of those liabilities could have a material adverse impact on our cash flow.  Furthermore, when a new business is integrated into our ongoing business, it is possible that there would be a period of integration and adjustment required which could divert resources from ongoing business operations.

Our current revolving credit facility expires in March 2011, and we are not certain whether it will be renewed and if so, on what terms.

Our current revolving credit facility with Peninsula Business Bank funding expires on March 4, 2011.  We are not certain whether it will be renewed or on what terms if it is renewed.  We rely on this credit facility as a means of funding our day to day operations through financing based upon our receivables.  If we are unable to maintain this facility on reasonable terms or replace it, we may be unable to adequately fund our operations which could have a material adverse impact on our ability to operate our business.

Conversion of our Series A preferred stock could cause substantial dilution to our existing common stock holders, and certain other rights of the preferred stock holders present other risks to our existing common stock holders.

As of December 13, 2010, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

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

If resales of our stock by the selling shareholders listed in our original SB-2 were held to be in violation of the Securities Act of 1933, we could experience significant negative consequences.

We have attempted to determine whether the selling shareholders listed in our original Form SB-2, declared effective in May 2007, complied with the prospectus delivery requirements set forth in Section 5 of the Securities Act of 1933. If the prospectus delivery requirements were not met by the selling shareholders, then we could also be liable for violating Section 5. As current management was not appointed until 2009, we have to rely on third parties to obtain information from 2007. We have contacted prior company counsel for historical information, but they were unable to supply specific details, thus we still have insufficient information to form a definitive opinion regarding this matter. If a section 5 violation was found by a court or other legal body to have occurred, and the alleged violation was not barred by the statute of limitations of 5 years under Section 13 of the Securities Act of 1933, purchasers of the shares registered under the 2007 SB-2 could have a right of rescission or a claim for other damages, and the SEC could commence an enforcement action against us. Any of these actions could potentially have a material adverse effect on us and our stock price.

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

As a result of the reorganization, Sileas Corp., which is owned by Optex Systems Holdings’ three officers (one of whom is also one of Optex Systems Holdings’ three directors), beneficially owns, in the aggregate, 73.52% of Optex Systems Holdings’ outstanding common stock.  One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas.  The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

•	confirming or defeating the election of directors;

•	amending or preventing amendment of Optex Systems Holdings’ certificate of incorporation or bylaws;

•	effecting or preventing a reorganization, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

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

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. Additionally, we have yet fully determined the potential financial and compliance impact of the Dodd – Frank Wall Street Reform and Consumer Protection Act which was enacted in July 2010. As a public entity, Optex Systems Holdings expects these new rules and regulations to increase compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public entity, Optex Systems Holdings also expects that these new rules and regulations may make it more difficult and expensive for Optex Systems Holdings to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for Optex Systems Holdings to attract and retain qualified persons to serve as directors or as executive officers.

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

Our common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol OPXS.OB.  However, there is limited trading activity and not currently a liquid trading market.  There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained.  Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by Financial Industry Regulatory Authority, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to raise needed capital.  As a result, purchasers of Optex Systems Holdings’ common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Offers or availability for sale of a substantial number of shares of Optex Systems Holdings’ common stock may cause the price of Optex Systems Holdings’ common stock to decline or could affect Optex Systems Holdings’ ability to raise additional working capital.

There are currently 14,999,991 unrestricted shares of Optex Systems Holdings which were outstanding prior to the March 2009 reorganization.  Additionally, through a combination of the shares available under our pending registration statement when it becomes effective, and Rule 144, additional shares will become available.

Under  Rule 144(i)(2), Optex Systems Holdings’ stockholders can commence selling significant amounts of shares into the market one year after the filing of “Form 10” information with the SEC as long as the other requirements of Rule 144(i)(2) are met.  While affiliates would be subject to volume limitations under Rule 144(e), which is one percent of the shares outstanding as shown by our then most recent report or statement published, nonaffiliates would then be able to sell their stock without volume limitations.  If Optex Systems Holdings’ current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of Optex Systems Holdings’ common stock could decrease substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for Optex Systems Holdings to raise additional financing in the future through sale of securities at a time and price that Optex Systems Holdings deems acceptable.

The date on which current shareholders can sell a substantial amount of shares into the public market would be the earlier of the date on which the registration statement is effective and the one year anniversary of the date on which all Form 10 information is filed with the SEC (we have determined that September 28, 2009 is the date on which all Form 10 information was filed), which would then allow sales under Rule 144.  The amount of shares which would be available would be 11,784,177 shares (all of those being registered for resale under this prospectus, when it becomes effective) and 8,131,667 shares (under Rule 144, which are the remaining shares of common stock underlying warrants purchased in the private placement which took place just prior to the reorganization).  There are also 1,780,000 shares which were issued in transactions exempt from registration under Rule 144 since the date of the reorganization which became eligible for legend removal under Rule 144 on September 29, 2010.

The shares to become available either through a prospectus on Form S-1 upon effectiveness and under Rule 144 are set forth in the following table:

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

Item 2  Properties

We are located in Richardson, TX in approximately 49,000 square foot facility, and as of December 13, 2010, we had 89 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

☐	The lease term is extended until July 31, 2015.
☐	The annual base rent rate is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
☐	A $195,352.00 improvement allowance is included.
☐	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

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

Period	High	Low

First Quarter 2009	$0.50	$0.50

Second Quarter 2009	$0.50	$0.14

Third Quarter 2009	$0.45	$0.08

Fourth Quarter 2009	$0.50	$0.17

First Quarter 2010	$0.50	$0.09

Second Quarter 2010	$0.15	$0.08

Third Quarter 2010	$0.09	$0.04

Fourth Quarter 2010	$0.055	$0.02

On December 13, 2010, the sale price for our common stock as reported on the OTCBB was $0.02 per share.

Securities outstanding and holders of record

On December 13, 2010, there were approximately 86 record holders of our common stock and 139,444,940 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management's discussion and analysis reflects information known to management as of October 3, 2010. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 3, 2010, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

The proceeds were  used as follows:

Description	Offering
Additional Personnel	$150,000
Legal and Accounting Fees	$100,000
Investor Relations Fees	96,000
Working Capital	$528,529

Totals:	$874,529

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.  Less than 1% of today’s revenue is related to the resale of products substantially manufactured by others.  In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

The estimated total general and administrative expenses assuming Optex Systems, Inc. (Texas) was operated on a stand-alone basis during the 2008 fiscal year were:

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

Results of Operations

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

	Successor Qtr 1	Successor Qtr 2	Successor Qtr 3	Successor Qtr 4	Successor - Twelve months ended October 3, 2010	Predecessor - Qtr1 (September 29, 2008 through October 14, 2008)	Successor - Qtr1 (October 15, 2008 through December 27, 2008)	Successor Qtr2	Successor Qtr3	Successor Qtr4	Combined - Twelve months ended September 27, 2009

Net Loss Applicable to Common Shareholders - GAAP	$-	$(0.1)	$(0.3)	$(9.6)	$(10.0)	$(0.1)	$0.1	$(0.3)	$(0.3)	$0.4	$(0.2)
Add:
Interest Expense	-	-	-	0.1	0.1	-	0.1	0.1	-	-	0.2
Preferred Stock Dividend	0.1	0.1	0.1	0.1	0.4	-	-	-	-	0.2	0.2
Federal Income Taxes (Benefit)	-	(0.1)	(0.2)	-	(0.3)	-	0.2	0.1	0.1	(0.7)	(0.3)
Asset Impairment	-	-	-	8.0	8.0	-	-	-	-	-	-
Depreciation & Amortization	0.3	0.3	0.3	0.2	1.1	-	0.6	0.5	0.5	0.6	2.2
EBITDA - Non GAAP	$0.4	$0.2	$(0.1)	$(1.2)	$(0.7)	$(0.1)	$1.0	$0.4	$0.3	$0.5	$2.1

During the year ended October 3, 2010, we experienced significant reductions in forecasted sales volume due to changes in incremental funding commitments by federal agencies.  We are currently evaluating the impact that anticipated reductions in government defense spending budgets will have on Optex Systems Holdings in the next fiscal year.  The 2011 Congressional budget has been delayed by Congress and was not ratified as of December 23, 2010.  Until the Congressional budgets are approved, Optex Systems Holdings and its major customers are unable to provide updated volume expectations for the coming year.  As a result of new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business.  We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

Our EBITDA decreased by ($2.8) million in the year ending October 3, 2010 as compared to the year ending September 27, 2009.  The decline in EBITDA is primarily the result of decreased revenue and lower gross margins due to changes in product mix and higher production costs as revenue declines outpaced manufacturing cost reductions.  In the last quarter of 2010, we realized a reduction in revenue of roughly 21% over the average revenues in the prior three quarters, primarily in our higher product margin business.   Our overall revenue declined by 17%, or $4.7 million, in the year ended October 3, 2010 as compared to the prior year ended September 27, 2009.  We experienced a significant shift in revenue toward the less favorable Howitzer programs that exacerbated the losses on those programs as their share of the overhead pools increased, and as overall volume declined, our labor efficiencies were impacted across all product lines due to layoff/reorganization and lower economies of scale.  Further, in September 2010, Optex received an unanticipated order against a loss Howitzer program which resulted in an immediate, realized loss of $0.2 million.  As a business for which the major source of revenues is government contracts, we rely heavily on program cost estimates to determine our product margins.  These estimates are very sensitive to any significant changes in revenue, production volume and product mix.  Any increased cost over the estimates will be reflected in the year end annual physical inventory valuation.

We expect the next year to pose an even greater challenge.  We are entering fiscal 2011 with a historically higher percentage of loss contracts to total shippable backlog and a reduced visibility into the anticipated orders in other product groups to be booked in the coming year.  We continue to pursue cost reductions in our production and general and administrative areas to mitigate any further margin impacts and to improve overall product profitability.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.  Shifts in gross margin from period to period are primarily attributable to the differing product mix recognized as revenues during each respective period.  Certain periscope contracts were awarded January 2003, and due to significant material price increases subsequent to the contract award date, we experienced losses on these contracts.  During the period ending October 3, 2010, we recognized revenue of $1.2 million from these legacy periscope programs, with a remaining backlog of $0.  We expect our gross margins on periscopes to improve in the next fiscal year as the legacy loss and low margin programs have completed.  In addition, our Howitzer contracts awarded in August 2005 and September 2006 are experiencing losses as a result of unanticipated manufacturing costs due to design and technical data package issues impacting product manufacturability.  During the year ended October 3, 2010, we recognized revenue of $6.1 million on our Howitzer programs as compared to $2.6 million in the year ended September 27, 2009 with a remaining backlog of $5.0 million expected to ship in fiscal year 2011.  Contract loss reserves on these programs were $1.3 million as of October 3, 2010.

We are aggressively pursuing additional, potentially higher margin periscope business.  In May 2009, Optex Systems Holdings was awarded a multi-year Indefinite Delivery/Indefinite Quantity type contract accompanied by the first delivery order from U.S. Army Tank-armaments and Automotive Command.  In June 2009, we received an additional $3.4 million dollar award from General Dynamics Land Systems and in September 2009, we received an additional $1.9 million award to provide product beginning with delivery starting in 2011 at the completion of our current production contract  In July 2010, Optex received new orders totaling $4.5 million of which $2.5 consisted of an additional delivery order against our M137 Howitzer contract.

As of the date of this annual report, we have not yet been able to capitalize upon potential external growth opportunities.  However, as and when economic conditions become more favorable and opportunities may emerge, we plan to explore all opportunities to grow our operations through mergers and/or acquisitions. We have no acquisition agreements pending at this time and are not currently in discussions or negotiations with any third parties.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas), our amortizable intangible assets had increased significantly over prior years. The non cash amortization expense of intangible assets was $1 million in 2010 as compare to $2 million in 2009.  We reviewed the fair market value of our goodwill and intangible assets as of October 3, 2010 and based on significant reductions in anticipated government military spending, a reduction in customer order trends, and lower contract backlog, we determined that that goodwill was impaired.  The review was based on a projected cash flow analysis of our future operations.  The impairment loss for goodwill was $7.1 million and was charged to general and administrative costs and impairment for intangible assets was $0.9 million. The impairment loss was split between cost of goods sold and general and administrative costs in the amount of 0.1 million $0.8 million, respectively.  As of the year ended October 3, 2010, the total balance of unamortized intangible assets and goodwill was zero.

Backlog as of October 3, 2010 was $19.0 million as compared to a backlog of $26.5 million as of September 27, 2009, representing a decline of 28.3%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of October 3, 2010.

	2011				2012				2013
Program Backlog (millions)	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Total
Howitzer Programs	0.9	1.5	1.8	0.8	-	-	-	-	-	-	-	5.0
Periscope Programs	1.3	2.8	1.4	1.2	1.5	1.3	1.0	0.7	0.4	0.3	0.1	12.0
Sighting Systems	-	-	-	-	-	-	-	-	-	-	-	-
All Other	1.1	0.3	0.2	0.1	-	0.1	-	0.1	0.1	-	-	2.0
Total	3.3	4.6	3.4	2.1	1.5	1.4	1.0	0.8	0.5	0.3	0.1	19.0

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000 (changed from $650,000 effective October 1, 2010), which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 3, 2010, none of our outstanding backlog fell under this criterion.

Twelve month period ended October 3, 2010 compared to the twelve month period ended September 27, 2009

Revenues:
The table below details the revenue changes by product line for the year ended October 3, 2010 as compared to the year ended September 27, 2009.

Product Line	Year ended 10/03/2010 (Successor)	Year ended 9/27/2009 (Combined (1))	Change
Howitzer Programs	$6.1	$2.6	3.5
Periscope Programs	$11.8	$14.9	(3.1)
Sighting Systems	$.9	$4.7	(3.8)
All Other	$4.1	$5.4	(1.3)
Total	$22.9	$27.6	(4.7)

Percent decrease			(17.0)%

(1)
Includes Revenue of $0.9 million for Optex Systems Texas (Predecessor) period from September 29, 2008 through October 14, 2008 and $26.7 million for Optex Systems, Inc. (Successor) period October 15, 2008 through September 27, 2009.

Revenues decreased by $3.1 million, or 20.8%, on our periscope line during fiscal year 2010 as compared to fiscal year 2009.  During fiscal year 2009, periscope production from one of our major periscope contracts was accelerated to compensate for production delays that occurred during the last six months of fiscal year 2008.  The delay was the result of a manufacturing control test failure related to the environmental testing of one of the products.  Subsequent to the environmental control test failure, Optex Systems Holdings implemented a manufacturing process change to eliminate the potential for future failures and increased the production rate in the first six months of fiscal 2009 to compensate for the previous delay.  Based on our current backlog demand and a recent decline of new federal government orders deliverable in fiscal year 2011, we expect the periscope product line deliveries to decline by an additional 25% to 30% in fiscal year 2011 as compared to revenues in fiscal year 2010.  We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.  In order to preserve gross margins and mitigate the impact of the reduced periscope revenues in fiscal year 2011, we completed a reduction in force of approximately 24% as of June 24, 2010 and we are currently implementing additional measures to reduce costs for fiscal year 2011.

Revenues from the Howitzer programs increased $3.5 million, or 134.6%, over the prior year.  In 2009, we worked aggressively with the federal government to resolve technical field issues related to two of our Howitzer programs and completed the First Article Testing and Acceptance requirements on a third program, for which government acceptance approval was obtained on August 25, 2009.  These issues were resolved through our initiated engineering change proposals and customer changes to the statement of work, and contract schedules modified accordingly to implement the required changes.  With the successful implementation of these changes in place, and the additional delivery order of $2.5 million awarded in July 2010, we are in full scale production on these units and expect deliveries on these programs to continue at the higher production rates until the third quarter of fiscal 2011 when production rates will begin to wind down with anticipated completion during the fourth quarter of fiscal year 2011.

Sighting systems revenues decreased $3.8 million, or 80.9%, over the period ended September 27, 2009 as our U.S. government delivery order on back up sighting units was completed in the last nine months of fiscal 2009.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  We continue to ship sighting systems pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which, if successfully consummated, would yield deliveries in fiscal year 2011.

 Decreases in the other product line of $1.3 million, or 24.1%, for 2010 as compared to 2009 are primarily a result of decreased collimator assembly sales to the U.S. government and decreased sales in Big Eye Binoculars for a Navy contract that completed in June 2009, which are partially offset by increased revenues for miscellaneous subassemblies and spare parts.

Currently, we are experiencing losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.  In addition some of our older “legacy” periscope programs, which were completed in the third fiscal quarter of 2010, experienced losses due to significant material price increases since the initial five year contract award in 2004.  As of October 3, 2010, Optex Systems Holdings has reserved $1.3 million in contract loss reserves on these programs with a remaining backlog of $5 million expected to ship in fiscal year 2011.  During 2010 we realized additional losses of $1.1 million to cover increased estimated completion costs as a result of higher production labor and material scrap rates, combined with increased sharing of fixed manufacturing overhead due to the significant decline in volume across the other product lines.  Included in the total realized losses against the Howitzer programs for fiscal year 2010 is $0.8 million relating specifically to production issues encountered on one of our Howitzer product lines.  Optex has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex has realized the entire loss in fiscal year 2010.  In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

Cost of Goods Sold. During the period ended October 3, 2010, we recorded cost of goods sold of $22.0 million as opposed to $24.8  million during the period ended September 27, 2009 (Combined Predecessor and Successor), a decrease of $2.8 million or 11.3%. This decrease in cost of goods sold was primarily associated with decreased revenue on our periscope, sighting systems and other product lines from the prior year.  The gross margin during the period ending October 3, 2010 was 3.9% of revenues as compared to a gross margin of 10.1% for the period ending September 27, 2009 (Combined Predecessor and Successor).  The decrease in gross margin is primarily due to decreased revenues, a shift in product mix toward less profitable programs, increased contract losses on our Howitzer programs of ($1.1) million and year end physical inventory valuation losses totaling ($0.9) million across all product lines, partially offset by a decrease in intangible amortization and impairment allocable to cost of goods sold of $0.8 as compared to the prior year period.

G&A Expenses.  During the period ending October 3, 2010, we recorded operating expenses of $10.7 million as opposed to $2.9 million (Combined Predecessor and Successor) during the period ending September 27, 2009, an increase of $7.8 million or 269.0%.  The bulk of the increased general and administrative costs relates to non cash impairment of goodwill of $7.1 million and intangible assets of $0.9 million, partially offset by a reduction in amortized intangible assets of $0.1 million over the prior year.  Increases in salaries and expenses based on labor are primarily due to one extra payroll week in 2010, as the year included 53 weeks as compared to 52 weeks in fiscal year 2009, combined with increased executive compensation and increases to employee stock option compensation expense for 2010 as a result of a full years amortization compared to a partial year in 2009.  The increases were offset by reductions in other expenses including rent, legal expenses, and accounting fees.  We expect our operating expenses to decline significantly in the next fiscal year as a result of the completion of an investor relations contract, reductions in force, changes in employee benefits, changes in medical and general insurance carriers and lower rent and utility costs due to newly negotiated agreements in 2010.

Operating Income (Loss).  During the period ending October 3, 2010, we recorded an operating loss of ($9.9) million, as compared to an operating loss of $(0.13) (Combined Predecessor and Successor) million during the period ending September 27, 2009.  Operating loss is higher in 2010 as compared to 2009, due to lower revenues of $4.7 million, changes in product mix toward less profitable Howitzer programs, increased loss reserves on Howitzer programs of $1.1 million, physical inventory valuation adjustments $0.9 million for all programs, impairment of goodwill and intangible assets of $7.1 million and $0.9 million respectively, partially offset by decreased intangible asset amortization in fiscal 2010 as compared to fiscal 2009.

Net Income (Loss) applicable to common shareholders.  During the period ended October 3, 2010, we recorded a net loss of (10.0) million, as compared to a net loss of $(0.2) million (Combined Predecessor and Successor) for the period September 27, 2009.  In fiscal 2010, we recognized a tax benefit of $0.3 million as compared to $0.3 million in the same period of fiscal year 2009.  The tax benefit is primarily attributable the effect of temporary and permanent timing differences related to goodwill, intangible amortization and changes in reserve balances.  The goodwill and intangible amortization expense is amortized over 15 years for income tax purposes whereas the remaining unamortized balance of both goodwill and intangibles was written off prior to year end for book purposes.  Preferred dividends increased to $0.4 million from $.2 million in 2010 as compared to 2009.  The net increase of $0.2 million was due to two additional quarters of preferred dividends over the prior year as preferred stock was issued on the last day of the second fiscal quarter in 2009.

Liquidity and Capital Resources

On October 27, 2009, Optex Systems Holdings secured a short term note payable from the Longview Fund in the amount of $250,000 bearing interest at 10% per annum. On March 22, 2010, Optex Systems Holdings repaid $125,000 in principal plus $10,000 in accrued interest on the outstanding Longview note. The balance of principal and interest due on the note were satisfied on June 4, 2010.

On March 10, 2010, the Company entered into a revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, which provides up to $2,000,000 in financing against eligible receivables.  The material terms of the revolving credit facility are as follows:

☐	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16,000.

☐	Interest shall be paid monthly in arrears.

☐	The expiration date of the facility is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

☐
In connection with the entry into the facility by Peninsula Bank Business Funding, Optex Systems, Inc.(Delaware) paid Peninsula Bank Business Funding a facility fee of $20,000 and issued a warrant to Peninsula Bank Business Funding to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.

☐
The obligations of Optex Systems, Inc. (Delaware) to Peninsula Bank Business Funding are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Peninsula Bank Business Funding.

☐
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

☐
Pursuant to a guaranty executed by Optex Systems Holdings in favor of Peninsula Bank Business Funding, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. (Delaware) to Peninsula Bank Business Funding.

On August 3, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 of its agreement with the Company for the quarter ended June 27, 2010.  In addition, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 3, 2010 to $20,000, and for the fiscal quarter ending January 2, 2011 to $200,000.

On November 23, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010.  In addition, on November 29, 2010 Peninsula Bank Business Funding agreed to a second amendment for Sections 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending January 2, 2011 to $95,000.

As of October 3, 2010, the outstanding balance on the line of credit is $1,106,852, and on December 15, 2010, the latest practicable date, the balance was $675,838.  For the period ended October 3, 2010 the total interest expense was $37,148.

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, short term loans, notes from related parties, and the sale of equity securities. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for at least the next 12 months. However, based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase in the future. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources will be obtained from a variety of sources including, but not limited to, cash flow from operations and the issuance of our common stock and/or debt, including receivables funding through a commercial lender .

Period of September 27, 2009 through October 3, 2010

Cash and Cash Equivalents.  As of October 3, 2010, we had cash and cash equivalents of $1.0 million as compared to $0.9 million for the period ended September 27, 2009. We increased cash and cash equivalents by $0.1 million primarily from the revolving credit facility with Peninsula Bank Business Funding that was put in place on March 10, 2010.  As of October 3, 2010 our outstanding balance against the line of credit was $1.1 million.

Net Cash Used in Operating Activities.  Net cash used in operating activities during the period beginning September 27, 2009 and ending October 3, 2010 totaled $(0.9) million. The primary uses of cash during this period resulted from a significant reduction in accounts payable of ($1.8) million, increases in accounts receivable of ($0.6) million due to an increase in accounts receivable days outstanding from one of our major customers, combined with decreases of inventory of $2.3 million due lower material purchases required to support the lower production volume in the last quarter of 2010.  The effect of the current year net loss, combined with the non cash intangible amortization, asset impairment and deferred tax assets resulted in net cash used in operating activities in 2010 of ($0.8) million.

Net Cash Provided by Investing Activities.  Net cash used by investing activities during the period beginning September 27, 2009 and ending October 13, 2010 totaled $(0.1) million and consisted of fixed asset purchases during the period, primarily in leasehold improvements and equipment purchased in support of 2010 cost reduction initiatives.  These initiatives included reorganization of the plant facilities and equipment to improve manufacturing efficiencies, thereby reducing material movement and streamlining production cells.  In addition to the $0.1 million capital investment by Optex Systems, additional facilities improvements of $0.2 million were paid by the property owner as a condition of the lease renewal in January 2010.  All of the facilities improvements were completed in fiscal year 2010.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the period beginning September 27, 2009 and ending October 13, 2010 totaled $1.1 million and consisted of cash drawn down from  the revolving line of credit obtained in March 2010.  The revolving credit facility has allowed us the flexibility to more effectively manage the timing of incoming cash from our accounts receivable against our required cash outlay for operating activities.

Predecessor period of September 29, 2008 through October 14, 2008

Cash and Cash Equivalents. As of October 14, 2008, Optex Systems, Inc. (Texas), the predecessor company, had cash and cash equivalents of $0.3 million, an increase of $0.1 million from September 29, 2008. The slight increase in cash was primarily due to the timing of cash receipts on accounts receivable collections and supplier payments. The cash balance as of October 14, 2008 is included as cash received through Optex Systems, Inc. (Delaware) as of October 15, 2008.

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $0.1 million for the period of September 29, 2008 through October 14, 2008. Cash provided by operating activities was primarily due to the timing of purchases and accounts receivable collections during the 15 day period prior to the acquisition of Optex Systems Inc, (Texas), by Optex Systems Inc., (Delaware).  During this period, our net inventory increased by $(0.9) million to support substantially increased production rates across all of our product lines and our accounts receivable decreased $1.0 million due to timing of collections from one of our major customers in the second week of October 2008. Accounts payable and accrued expenses decreased by $0.2 million due to the timing of cash disbursements prior to the acquisition.

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

Successor period of October 15, 2008 through September 27, 2009

Cash and Cash Equivalents. As of September 27, 2009, we had cash and cash equivalents of $0.9 million. During the period of October 15, 2008 through September 27, 2009 we increased cash and cash equivalents by $0.6 million primarily attributable to the net proceeds received by us from the private sale of equity securities.  A portion of the net proceeds was used to acquire additional inventory in support of the higher revenue and production rates during the period and which are expected to continue through 2010.

Net Cash Used in Operating Activities. Net cash used in operating activities during the period beginning October 15, 2008 and ending September 27, 2009 totaled $(0.1) million. The primary uses of cash during this period resulted from increases of inventory and accounts receivable in support of higher production and shipping volumes, partially offset by increases in accounts payable due to higher purchases required to support the increased revenues.  In the period beginning October 15, 2008 and ending September 27, 2009, our net inventory increased by $2.5 million to support substantially increased production rates across all of our product lines.  A large portion of this buildup in inventories was progress billable and, as such, were billed to our customers as costs were incurred.   We expect similar cash flows from operations until later in fiscal year 2010 when our low margin legacy periscope programs are ending and will be replaced with newer programs carrying improved pricing and corresponding better margins.

Net Cash Provided by Investing Activities. In the period beginning October 15, 2008 and ending September 27, 2009, net cash provided by investing activities totaled $0.24 million and consisted of cash acquired during the Optex Systems, Inc. (Delaware)  acquisition as of October 14, 2009 of $0.25 million and cash used to purchase equipment of $(0.01) million during the period.

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

For the fiscal years ended October 3, 2010 and September 27, 2009, estimated loss reserves were $1,357,068 and $1,348,060, respectively.  During 2010, Optex Systems Holdings realized increases losses against the Howitzer programs of $1,139,659 of which $762,864 relates specifically to production issues encountered on one of our Howitzer product lines.  Contract losses attributable to program deliveries during the fiscal year 2010 were $1,130,651 for a net increase of $9,008 in the ending reserve balance.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzers culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010.  However, we believe there is a reasonable possibility that we will be able to recover a substantial amount of the incurred loss in fiscal year 2011 pending the outcome of the negotiations

Government Contracts: Virtually all of our contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.

Warranty Costs:  Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.  In the years ended October 3, 2010 and September 27, 2009, Optex Systems Holdings recognized income of $56,530, and $145,470, respectively, related to improvements in the warranty experience rate for warranties expiring in each of the respective years.  Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales.

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

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the interim period ending October 3, 2010.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

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

In March 2008, FASB issued FASB ASC 815-10 (Prior authoritative literature:  SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the fiscal year ended October 3, 2010.  The adoption of FASB ASC 815-10 did not have a material impact Optex Systems  Holdings’ financial position, results of operations, or cash flows.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying balance sheets of Optex Systems Holdings, Inc. (the Company) as of October 3, 2010 and September 27, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year ended October 3, 2010 and for the period October 15, 2008 through September 27, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of October 3, 2010 and September 27, 2009, and the results of its operations and its cash flows for the year ended October 3, 1020 and for the period October 15, 2008 through September 27, 2009in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optex Systems, Inc. (Texas)

Richardson, Texas

As successor by merger, effective October 1, 2009, of the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Optex Systems, Inc. (Texas) (the Company) for  the period September 29, 2008 through October 14, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of September 28, 2008, and the results of its operations and its cash flows of Optex Systems, Inc. (Texas) for the period September 29, 2008 through October 14, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 11, 2010

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Balance Sheets

	October 3, 2010	September 27, 2009

ASSETS

Current Assets
Cash	$1,030,203	$915,298
Accounts Receivable	2,375,283	1,802,429
Net Inventory	5,889,786	8,013,881
Prepaid Expenses	244,981	318,833
Total Current Assets	$9,540,253	$11,050,441

Property and Equipment
Property Plant and Equipment	$1,456,974	$1,341,271
Accumulated Depreciation	(1,160,677)	(1,094,526)

Total Property and Equipment	$296,297	$246,745

Other Assets
Deferred Tax Asset - Long Term (net)	993,496	711,177
Security Deposits	$20,684	$20,684
Intangibles	0	1,965,596
Goodwill	0	7,110,415

Total Other Assets	$1,014,180	$9,807,872

Total Assets	$10,850,730	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Balance Sheets - Continued

	October 3, 2010	September 27, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$763,440	$2,497,322
Accrued Expenses	573,930	671,045
Accrued Warranties	25,000	81,530
Accrued Contract Losses	1,357,068	1,348,060
Credit Facility	1,106,852	$-
Total Current Liabilities	$3,826,290	$4,597,957

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding)	$139,445	$139,445
Optex Systems Holdings, Inc. Preferred Stock ($.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	1	1
Additional Paid-in-capital	17,162,250	$16,643,388
Retained Earnings (Deficit)	$(10,277,256)	$(275,733)

Total Stockholders' Equity	$7,024,440	$16,507,101

Total Liabilities and Stockholders' Equity	$10,850,730	$21,105,058

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Operations

	Successor Twelve months ended October 3, 2010	Successor For the period October 15, 2008 through September 27, 2009	Predecessor For the period September 29, 2008 through October 14, 2008

Revenues	$22,902,277	$26,708,799	$871,938

Total Cost of Sales	22,033,736	24,073,449	739,868

Gross Margin	$868,541	$2,635,350	$132,070

General and Administrative
Total General and Administrative	$10,705,883	$2,839,422	$57,246

Operating Income (Loss)	$(9,837,342)	$(204,072)	$74,824

Other Expenses

Interest (Income) Expense - Net	89,338	170,078	9,492
Total Other	$89,338	$170,078	$9,492

Income (Loss) Before Taxes	$(9,926,680)	$(374,150)	$65,332

Current Income Taxes (Benefit)	(32,389)	426,514	-
Deferred Income Taxes (Benefit)	(282,319)	(711,177)	-

Net Income (Loss) After Taxes	$(9,611,972)	$(89,487)	$65,332

Less preferred stock dividend	$(389,551)	$(186,246)	$-

Net loss applicable to common shareholders	$(10,001,523)	$(275,733)	$65,332

Basic and diluted loss per share	$(0.07)	$(0.00)	$6.53

Weighted Average Common Shares Outstanding	139,444,940	126,290,753	10,000

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Cash Flows

	Successor Twelve months ended October 3, 2010	Successor For the period October 15, 2008 through September 27, 2009	Predecessor For the period September 29, 2008 through October 14, 2008

Cash flows from operating activities:
Net income (loss)	$(9,611,972)	$(89,487)	$65,332

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,103,732	2,161,486	9,691
(Gain) loss on impairment of intangible assets	8,038,431	-	-
Provision for allowance for inventory valuation	(129,152)	(146,266)	27,363
Noncash interest expense	19,707	159,780	9,500
Stock option compensation expense	97,311	39,528	-
(Increase) decrease in accounts receivable	(572,854)	(397,996)	1,049,802
(Increase) decrease in inventory (net of progress billed)	2,253,247	(2,483,686)	(863,566)
(Increase) decrease in other current assets	86,352	196,633	18,541
(Increase) decrease in deferred tax asset (net of valuation allowance)	(282,319)	(711,177)	-
Increase (decrease) in accounts payable and accrued expenses	(1,831,205)	733,453	(186,051)
Increase (decrease) in accrued warranty costs	(56,530)	(145,470)	-
Increase (decrease) in due to parent	-	-	1,428
Increase (decrease) in accrued estimated loss on contracts	9,008	541,479	(15,304)
Increase (decrease) in income taxes payable	-	-	-
Total adjustments	$8,735,728	$(52,236)	$51,404
Net cash (used)/provided by operating activities	$(876,244)	$(141,723)	$116,736

Cash flows from investing activities:
Cash received through Optex Texas acquisition	$-	$253,581	$-
Purchased of property and equipment	(115,703)	(13,824)	(13,338)
Net cash (used in) provided by investing activities	$(115,703)	$239,757	$(13,338)

Cash flows from financing activities:
Private placement net of stock issuance cost	-	1,024,529	-
Proceeds (to) from credit facility (net)	1,106,852	-	-
Proceeds from loans payable	250,000	(207,265)	(20,000)
Repayments on loans payable	(250,000)	-	-
Net cash (used In) provided by financing activities	$1,106,852	$817,264	$(20,000)

Net increase (decrease) in cash and cash equivalents	$114,905	$915,298	$83,398
Cash and cash equivalents at beginning of period	915,298	-	170,183
Cash and cash equivalents at end of period	$1,030,203	$915,298	$253,581

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statements of Cash Flows – continued

	Successor Twelve months ended October 3, 2010	Successor For the period October 15, 2008 through September 27, 2009	Predecessor For the period September 29, 2008 through October 14, 2008

Noncash Investing and Financing Activities:

Optex Delaware (Successor) Purchase of Optex Texas (Predecessor)
Cash Received	-	253,581	-
Accounts Receivable	-	1,404,434	-
Inventory	-	5,383,929	-
Intangibles	-	4,036,790	-
Other Assets	-	632,864	-
Accounts Payable	-	(1,953,833)	-
Other Liabilities	-	(1,868,180)	-
Debt	-	(6,000,000)	-
Goodwill	-	7,110,415	-
Issuance of Stock	$-	$9,000,000	$-

Conversion of Debt to Series A Preferred Stock
Additonal Paid in Capital (6,000,000 Debt Retirement plus Accrued Interest of $159,780)	$-	$6,159,780	$-

Issuance of Common shares in exchange for Investor Relations Services
Prepaid Expenses (1,030,000 shares issued at $0.001 par)	$-	$226,500	$-

Issuance of Warrants as Debt Issuance Cost
Additonal Paid in Capital (1,100,000 warrants)	$32,000	$-	$-

Supplemental cash flow information:
Cash Paid for Interest	$69,631	10,290	$-
Cash Paid for Taxes	$119,847	488,799	$-

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
(formerly known as Sustut Exploration, Inc.)
Consolidated Statement of Stockholders' Equity

	Common	Series A				Additional		Total
	Shares	Preferred	Common	Preferred	Treasury Stock	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Series A Stock	Optex Texas	Capital	Earnings	Equity
Predecessor Entity
Balance at September 28, 2008	10,000		$164,834		$(1,217,400)	$15,246,282	$(5,910,700)	$8,283,016

Net Income							65,332	65,332

Balance at October 14, 2008	10,000	—	$164,834	$—	$(1,217,400)	$15,246,282	$(5,845,368)	$8,348,348

Successor Entity
Balance at October 15, 2008	—	—	—	—	—	—	—	—

Issuance of Common Stock (1)	113,333,282	—	$113,333	$—	$—	$8,886,667	$—	$9,000,000

Cancellation of Investor Relations Stock	(700,000)		(700)			(104,300)		(105,000)

Investor Relations Common Stock Issued	480,000		480			143,520		144,000

Issuance of Common Stock	750,000		750			149,250		150,000

Conversion of 6,000,000 Debt and Interest to Series A preferred shares		1,027		1		6,159,780		6,159,781

Sustut Exploration Reorganization	17,449,991		17,450			170,050		187,500

Stock Option Compensation Expense		—	—	—	—	39,528	—	39,528

Private Placement Sale of Stock	8,131,667	—	8,132	—	—	1,012,647	—	1,020,779

Accumulated Dividends on Preferred Stock						186,246	(186,246)	—

Net Earnings (Loss) from continuing operations	—	—	—	—	—	—	(89,487)	(89,487)

Balance at September 27, 2009	139,444,940	1,027	$139,445	$1	$—	$16,643,388	$(275,733)	$16,507,101

Balance at September 27, 2009	139,444,940	1,027	$139,445	$1	$—	$16,643,388	$(275,733)	$16,507,101

Stock Option Compensation Expense		—	—	—	—	97,311	—	97,311

Warrants Issued	—	—	—	—	—	32,000	—	32,000

Accumulated Dividends on Preferred Stock						389,551	(389,551)	—

Net Earnings (Loss) from continuing operations	—	—	—	—	—	—	(9,611,972)	(9,611,972)

Balance at October 3, 2010	139,444,940	1,027	$139,445	$1	$—	$17,162,250	$(10,277,256)	$7,024,440

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of December 13, 2010, Optex Systems Holdings operated with 89 full-time equivalent employees.

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

The accompanying financial statements include the results of operations, changes in stockholders equity and statements of cash flows, for the periods from October 15, 2008 through September 27, 2009 and September 28, 2009 through October 3, 2010 and the balance sheets at October 3, 2010 and September 27, 2009 of Optex Systems, Inc. (Delaware), the accounting acquirer in the Sustut reorganization and the Successor in the October 14, 2008 Optex Systems, Inc. (Texas) asset purchase transaction.  The accompanying financial statements also include the  results of operations, changes in stockholders’ equity and cash flows for the period from September 29, 2008 through October 14, 2008 of Optex Systems, Inc. (Texas), Predecessor.

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

Fiscal Year:  Optex’s fiscal year ends on the Sunday nearest September 30.  Fiscal year 2009 ended on October 3, 2010 and included 53 weeks.  Fiscal year 2009 ended on September 27, 2009 and included 52 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 (Prior authoritative literature:  FASB No. 107, " Disclosures about Fair Value of Financial Instruments) ," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended October 3, 2010 and September 28, 2008. The carrying value of the balance sheet financial instruments included in Optex Systems, Inc. (Texas)’s consolidated financial statements approximated their fair values.

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

Optex revenues and accounts receivables for fiscal year ended October 3, 2010 are derived from sales to U.S. government agencies (39%), General Dynamics (51%) or other prime government contractors (10%).  Optex does not believe that this concentration results in undue credit risk because of the financial strength of the payees.

Accounts Receivable: Optex records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As the customer base is primarily U.S. government and government prime contractors, Optex has concluded that there is no need for an allowance for doubtful accounts for the years ended October 3, 2010 and September 27, 2009.  Optex charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In 2010, there was no bad debt expense associated with uncollectable accounts.  In 2009, Optex Systems Holdings recorded $35,297 in bad debt expense attributable to one customer that went out of business.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of October 3, 2010, and September 27, 2009 inventory included:

	As of October 3, 2010	As of September 27, 2009

Raw Materials	$4,343,168	$7,161,241
Work in Process	2,823,501	4,043,308
Finished Goods	366,110	245,056
Gross Inventory	$7,532,779	$11,449,605
Less:
Unliquidated Progress Payments	(1,217,319)	(2,880,898)
Inventory Reserves	(425,674)	(554,826)
Net Inventory	$5,889,786	$8,013,881

Optex Systems Holdings conducts an annual physical inventory in the fourth quarter of each fiscal year.  The accounting records are adjusted to reflect any changes in the physical inventory valuation as compared to the book carrying values based on the results of the physical inventory.  In 2010, Optex Systems recognized a loss of ($919,470) as compared to a net gain in the period ending September 27, 2009 of $166,179.  The inventory loss was primarily attributable to higher than expected manufacturing costs across both our Periscope and Howitzer production lines. The loss is a result of lower production volume in the second half of fiscal year 2010 which impacted material pricing, scrap, and labor efficiencies resulting in cost overruns for these products carried in inventory as compared to the estimates at completion.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.  In the years ended October 3, 2010 and September 27, 2009, Optex Systems Holdings, Inc. recognized income of $56,530, and $145,470, respectively, related to improvements in the warranty experience rate for warranties expiring in each of the respective years.  Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales.

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

Goodwill and Other Intangible Assets:   Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also notes 4 and 11). Optex Systems Holdings does not amortize goodwill, but tests it annually for impairment using a fair value approach during the fiscal fourth quarter and between annual testing periods, if circumstances warrant.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.  These impairment tests may result in impairment charges that could have a material adverse impact on our results of operations.  The goodwill of Optex Systems Holdings was reviewed as of October 3, 2010. The review indicated that goodwill was impaired, as determined based on the projected cash flows over the next three years.  The cash flow projections took into effect the expected net sales and corresponding expenses against those sales in the respective years.  The impairment loss for goodwill was $7,110,415.  The goodwill was written off as a component of general and administrative operating expenses during fiscal year 2010.

Optex amortizes the cost of other intangibles over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at October 3, 2010 related to the acquisition of Optex Systems, Inc. (Delaware) from Irvine Sensors as of October 14, 2008 and consisted of customer backlog, with initial useful lives ranging from one to five years. (See note 4 and 11). The identified amortizable intangible assets at September 28, 2008 related to the acquisition of Optex Systems, Inc. (Texas) by Irvine Sensors and consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See note 4 and 11).

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.  As of October 3, 2010, the intangible assets were reviewed in light of a reduction of expected delivery orders against contracted orders and higher than expected costs on those orders.  The review indicated that intangible assets were impaired, as determined based on a projected cash flow analysis of our future operations.  The cash flow projections took into effect the expected net sales from the customer backlog as of October 14, 2008 and the corresponding expenses against those sales in the respective years.  The impairment loss recorded in 2010 for intangible assets was $928,016 and was split between cost of goods sold and general and administrative costs in the amount of $150,534, and $777,482, respectively.  As of October 3, 2010, after impairment, the total balance of unamortized intangible assets and goodwill was zero.

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

For the fiscal years ended October 3, 2010 and September 27, 2009, estimated loss reserves were $1,357,068 and $1,348,060, respectively.  During 2010, Optex Systems Holdings realized increases losses against the Howitzer programs of $1,139,659 of which $762,864 relates specifically to production issues encountered on one of our Howitzer product lines.  Contract losses attributable to program deliveries during the fiscal year 2010 were $1,130,651 for a net increase of $9,008 in the ending reserve balance.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzers culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010.  However, we believe there is a reasonable possibility that we will be able to recover a substantial amount of the incurred loss in fiscal year 2011 pending the outcome of the negotiations.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $650,000 prior to October 1, 2010 and $700,000 subsequent to October 1, 2010.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 3, 2010 and September 27, 2009, Optex Systems had no booked orders that fell under this criteria.  Optex Systems Holdings’ experience has been that the historically negotiated price differentials have been immaterial and accordingly, it does not anticipate any significant downward adjustments on these booked orders.

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

If Optex Systems Holdings had recorded income applicable to common shareholders for the period September 27, 2009 through October 3, 2010 , weighted average number of common shares outstanding would have increased by 43,288,096 and for the period October 15, 2008 through September 27, 2009, weighted average number of common shares outstanding would have increased by 42,570,745, reflecting the addition of dilutive securities in the calculation of diluted earnings per share.

Note 3 - Recent Accounting Pronouncements

In June 2008, FASB issued FASB ASC 260-10-55 (Prior authoritative literature:  FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  FASB ASC 260-10-55 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share, and we will need to calculate basic earnings per share using the "two-class method." Restricted stock is currently included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FASB ASC 260-10-55 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions at the beginning of the fiscal year ending October 3, 2010.  Adoption of FASB ASC 260-10-55 did not have a material effect on Optex Systems  Holdings’ financial statements.

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

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ending October 3, 2010.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

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

In December 2007, FASB issued FASB ASC 805 (Prior authoritative literature:  SFAS No. 141(R), “Business Combinations”) and FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”) . These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. FASB ASC 805 and FASB ASC 810-10-65 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  As such, Optex Systems Holdings adopted these provisions at the beginning of the annual reporting period beginning September 28, 2009.  Adoption of FASB ASC 805 and FASB ASC 810-10-65 did not have a material effect on Optex Systems Holding’s financial statements.

In March 2008, FASB issued FASB ASC 815-10 (Prior authoritative literature:  SFAS No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, Optex Systems Holdings adopted these provisions at the beginning of the fiscal year ended October 3, 2010.  The adoption of FASB ASC 815-10 did not have a material impact Optex Systems  Holdings’ financial position, results of operations, or cash flows.

In May 2008, FASB issued FASB ASC 944 (Prior authoritative literature:  SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions at the beginning of the fiscal year ended October 3, 2010.  The adoption of FASB ASC 944 did not have a material impact Optex Systems  Holdings’ financial position, results of operations, or cash flows.

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

The expenses reflected by Optex Systems Holdings on its Statement of Operations were increased by $63,750 for fiscal year 2009 and $18,750 for 2010 (as a non-cash expense) as a result of the issuance of the 1,250,000 shares for Investor Relations Services by Sustut and subsequent return of 700,000 shares to Optex Systems Holdings and are carried on the Optex Systems Holdings’ Balance Sheet as a prepaid expense. The same Investor Relations agreements also called for an aggregate cash payment $36,000 for 2009. Therefore, the total pre-tax impact of the agreements for Investor Relations Services was $99,750 for fiscal 2009 including both the cash expense and the amortization of the prepaid expense which is carried on the Condensed Consolidated Balance Sheet of Optex Systems Holdings.

The accompanying unaudited pro forma financial information for the consolidated successor year ended September 27, 2009 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the fiscal year ended September 27, 2009 as if the acquisition of Optex Systems, Inc. (Texas) and the reorganization had occurred on the first day of the fiscal year.

Unaudited, Pro forma
Year Ended
September 27, 2009
Revenues	$27,580,737

Net Income (Loss) applicable to common shareholders	$(362,149)
Diluted earnings per share	$(0.00)

Weighted Average Shares Outstanding	139,045,625

The unaudited, pro forma information depicted above reflect the impacts of reduced interest expense, increased intangible amortization expenses, the elimination of corporate allocation costs from Irvine Sensors Corporation and the elimination of employee stock bonus compensation previously allocated from Irvine Sensors Corporation to reflect the costs of the ongoing entity.

Note 6 - Property and Equipment

A summary of property and equipment at October 3, 2010 and September 27, 2009 is as follows:

	Estimated Useful Life	Year Ended October 3, 2010	Year Ended September 27, 2009
Property and Equipment
Furniture and Equipment	3-5yrs	$175,859	$159,724
Machinery and Equipment	5 yrs	1,063,199	1,034,440
Leasehold Improvements	7 yrs	217,916	147,107
Less: Accumulated Depreciation		(1,160,677)	(1,094,526)
Net Property & Equipment		$296,297	$246,745

Depreciation Expense		$66,151	$99,984

Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2010 is $42,615 and $23,536, respectively.  Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2009 is $61,628 and $38,356 respectively, inclusive of $9,691 of depreciation for September 28 through October 14, 2008 Optex Systems, Inc. (Texas) predecessor.

Note 7 – Accrued Liabilities

The components of accrued liabilities for years ended October 3, 2010 and September 27, 2009 are summarized below:

	Year Ended October 3, 2010	Year Ended September 27, 2009

Customer Advance Payments	$-	$80,753
Deferred Rent Expense	115,914	27,860
Accrued Vacation	178,324	153,291
Property Taxes	18,057	17,532
Accrued Interest	207	-
Franchise Taxes	1,986	5,100
Operating Expenses	119,021	244,884
Payroll & Payroll Related	140,421	141,625
Total Accrued Expenses	$573,930	$671,045

Note 8 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015 several non-cancellable operating leases for office and manufacturing equipment.   Total expenses under facility lease agreements for the fiscal year ended October 3, 2010 was $256,755.  Total expenses for manufacturing and office equipment year ended 2010 was $30,946.  Total expenses under facility lease agreements for the fiscal year ended September 27, 2009 was $309,693 and total expenses for manufacturing and office equipment was $2,726.

At October 3, 2010, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space were as follows:

Operating
Leases
Fiscal Year
2011	$251,152
2012	236,112
2013	231,574
2014	241,748
2015	201,457

Total minimum lease payments	$1,162,043

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement is $133,898.  The value of the deferred rent expense will be amortized monthly at a rate of $1,998 per month over the life of the lease.  The total unamortized deferred rent as of October 3, 2010 was $115,914.  Commencing on August 1, 2010, the base rent payment is $19,128 per month.

Note 9 - Transactions with a Related Party

There are were no transactions with Related Parties during fiscal years 2010 or 2009 except as described below in Note 10 Debt Financing.

Note 10 - Debt Financing

Related Parties

Short Term Note Payable/Longview Fund -   On September 23, 2008, Optex Systems, Inc. (Delaware) borrowed $146,709 from Longview and issued a promissory note dated September 23, 2008, to Longview in connection therewith.  Pursuant to an to the promissory note, dated January 20, 2009, the maturity date was extended until March 31, 2009.  On March 30, 2009 in conjunction with the reorganization and private placement, Longview Fund purchased 3.25 units of the private placement using $146,250 of the outstanding note payable as consideration for the purchase. (See Note 5).  In the year ended 2009, Optex Systems paid $459 against the principal balance recorded interest expenses and paid $7,557 as a result of the interest accrued on the note prior to its conversion to common stock.

Short term note payable (Qioptic) - On November 20, 2008, Optex Systems, Inc. (Delaware) issued a promissory note to Qioptiq Limited in the amount of $117,780. The note originated as a trade payable as of September 28, 2008 in the amount of $227,265, and was paid in full, including accrued interest expense of $2,733, as of March 29, 2009.

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

The Agreement provides for a revolving line of credit of up to $2,000,000, based upon advances to be made against percentages of eligible receivables as set forth in the Agreement.  The material terms of the Agreement are as follows:

	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16,000.

	Interest shall be paid monthly in arrears.

	The expiration date of the Agreement is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.


In connection with the entry into the Agreement by the Lender, Optex Systems, Inc.(Delaware) paid the Lender a facility fee of $20,000 and issued a warrant to Lender to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.


The obligations of Optex Systems, Inc. (Delaware) to the Lender are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of the Lender.


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

	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Lender, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. (Delaware) to Lender.

During the three months ending June 27, 2010, Optex Systems Holdings realized negative EBITDA of ($78,986) as compared to a loan covenant requirement of $350,000 and as such did not meet the EBITDA covenant of the Loan Security Agreement for the third fiscal quarter of 2010. On August 3, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 of its agreement with the Company for the quarter ended June 27, 2010.  In addition, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 3, 2010 to $20,000, and for the fiscal quarter ending January 2, 2011 to $200,000.

During the three months ending October 3, 2010, Optex Systems Holdings realized negative EBITDA of ($1,223,139) as compared to a loan covenant requirement of $20,000 and as such did not meet the EBITDA covenant of the Loan Security Agreement for the fourth fiscal quarter of 2010.   On November 23, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010.  In addition, on November 29, 2010 Peninsula Bank Business Funding agreed to a second amendment for Sections 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending January 2, 2011 to $95,000.

As of October 3, 2010, the outstanding balance on the line of credit is $1,106,852.  For the period ended October 3, 2010, the total interest expense against the outstanding line of credit balance was $37,148.

Note 11  – Intangible Assets and Goodwill

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

The goodwill of Optex Systems Holdings, Inc. was reviewed as of October 3, 2010 and in light of a reduction of new and expected orders culminating in a lower backlog and reduced revenue forecasts.  The review indicated that goodwill was impaired, as determined based on a projected cash flow analysis of Optex Systems Holdings future operations  The impairment loss for goodwill was $7,110,415.  The goodwill was written off as a component of general and administrative operating expenses during fiscal year 2010.

The following table summarizes the estimate of the fair values of the intangible assets as of the asset transfer date:
Total
Contracted Backlog - Existing Orders	$2,763,567
Program Backlog - Forecasted Indefinite Delivery/Indefinite Quantity awards	1,273,222
Total Intangible Asset to be amortized	$4,036,789

The amortization of identifiable intangible assets associated with the Optex Systems Inc. (Texas) acquisition on October 14, 2008 expensed for fiscal years 2010 and 2009 was $1,037,581 and $2,071,193, respectively.  The expenses split between manufacturing cost of sales and general and administrative cost were $718,290 and $319,291, respectively, for 2010.  The expenses split between manufacturing cost of sales and general and administrative cost were $1,666,558 and $404,635, respectively, for 2009. The identifiable intangible assets and recorded goodwill are amortized over five years for book purposes and is deductible over 15 years for income tax purposes.

As of the year ended September 27, 2009, the total unamortized balance of intangible assets was $1,965,596.  The amortizable intangible assets were tested for impairment as of September 27, 2009 based on discounted cash flows and no impairment was required.  As of October 3, 2010 the intangible assets were reviewed in light of a reduction of expected delivery orders against contracted orders and higher than expected costs on those orders.  The review indicated that intangible assets were impaired, as determined based on a projected cash flow analysis of Optex System Holdings future operations.  The impairment loss recorded in 2010 for intangible assets was $928,016 and was split between cost of goods sold and general and administrative costs in the amount of $150,534, and $777,482 respectively.

As of the year ended October 3, 2010, after impairment, the total unamortized balance of intangible assets was zero.

Note 12-Stock Based Compensation

On March 26, 2009, the Board of Directors adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings.

Options granted under the 2009 Stock Option Plan vest as determined by the Board of Directors of Optex Systems Holdings or a committee set up to act as a compensation committee of the Board of Directors and terminate after the earliest of the following events: (i) expiration of the option as provided in the option agreement, (ii) 90 days following the date of termination of the employee, or (iii) ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. Optex Systems Holdings recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock is determined by the Board of Directors or a committee set up to act as a compensation committee, provided that with respect to incentive stock options, the option price per share will in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings’ stock, will have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

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

As of October 3, 2010, 776,981 of the awarded stock options had vested and 83,000 shares had been forfeited due to employee turnover. As of September 27, 2009, none of the awarded stock options had vested and 14,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $97,311 and $39,528 for the fiscal years ended October 3, 2010 and September 27, 2009, respectively  The impact of this expense was immaterial to the basic and diluted net loss per share for the fiscal years ended  October 3, 2010 and September 27, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the year ended October 3, 2010, estimated deferred tax assets related to option compensation costs were $33,085 and have been recorded for the tax effect of the financial statement expense.  For the year ended September 27, 2009 the estimated deferred tax assets related to option compensation costs were $13,440 and have been recorded for the tax effect of the financial statement expense.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 10/03/10	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	296,000	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	296,000	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	296,000	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	296,000	05/13/2016	05/14/2013
Total	2,681,649		2,598,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September 27, 2009	2,667,649	$0.21	5.14	560,206
Granted – 2010	—	$—	—	—
Forfeited – 2010	(69,000)	$—	—	—
Exercised – 2010	—	$—	—	—
Outstanding as of October 3, 2010	2,598,649	$—	4.13	—

Exercisable as of October 3, 2010	776,981	$—	—	$—

There were no new options granted or exercised during the year ended October 3, 2010.   The total intrinsic value of options forfeited during the year ended October 3, 2010 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan (See Note 9):

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2009	2,667,649	$0.14
Non-vested granted — year ended October 3, 2010	—	$0.00
Vested — year ended October 3, 2010	(776,981)	$0.12
Forfeited — year ended October 3, 2010	(69,000)	$0.15
Non-vested as of September 29, 2009	1,821,668	$0.15

The total share-based compensation expense of Optex Systems Holdings, Inc during fiscal years 2010 and 2009 attributable to the stock option grants was $97,311 and $39,528, respectively, and was charged as general and administrative compensation expense for each of the respective fiscal years.  As of October 3, 2010, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $226,979.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the year ended October 3, 2010 was $93,742.

For the fiscal year ended September, 27, 2009, Optex Systems Holdings issued 480,000 shares of common stock at a market value of $0.30 per share for a total $144,000 and paid $150,000 cash to a vendor in support of an investor relations agreement executed on June 29, 2009. Pursuant to the agreement, the shares are earned over the life of the contract at the rate of 40,000 shares per month through June 2010.    Optex Systems Holdings expensed $ 108,000 and $36,000 for shares earned during fiscal years 2010 and 2009, respectively and the unamortized balance of shares issued against the contract is zero as of October 3, 2010.

There were no stock options issued to Optex Systems Holdings employees or equity instruments issued to consultants and vendors in fiscal 2010.

Warrant Agreements:Optex Systems Holdings calculates the fair value of warrants issued with debt or preferred stock using the Black-Scholes-Merton valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants are allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method.

As of October 3, 2010, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 10/03/10	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Business Funding - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the period ended October 3, 2010, Optex Systems Holdings recorded a total of $19,500 in interest expense related to the outstanding warrants and has an unamortized interest balance of $12,500.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

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

On March 27, 2009, Sileas and Alpha exchanged their promissory notes in the total amount of $6,000,000 plus accrued and unpaid interest thereon into 1,027 shares of Series A preferred stock. On March 30, 2009, shares of Optex Systems, Inc. Series A preferred stock was exchanged on a 1:1 basis for Series A preferred stock of Optex Systems Holdings.  As of the years ended October 3, 2010 and September 27, 2009, Optex Systems has recorded $389,551 and $186,246 of dividends payable on Series A preferred shares, respectively.

Cancellation of Common Stock

On June 29, 2009 Optex cancelled an investor relations agreement resulting in the return of 700,000 shares of common stock previously issued by Sustut prior to the reverse Merger on March 30, 2009.  The shares were valued at $105,000, returned to Optex System Holdings, Inc., and then cancelled. (see also Note 12 on new investor relations shares issued).

During the year ended October 3, 2010 there were no new issues of common or preferred stock.

Note 14 - Income Taxes

The income tax provisions as of October 3, 2010 and September 27, 2009 include the following:

	2010	2009
Current income tax expense:
Federal	$(32,389)	$426,514
State	-	-
	$(32,389)	$426,514
Deferred income tax provision (benefit):
Federal	(3,372,724)	(711,177)
State	-	-
Change in valuation allowance	3,090,405	-
	$(282,316)	$(711,177)

Provision for (Benefit from) income taxes, net	$(314,705)	$(284,663)

The current income tax expense for period ending October 3, 2010 relates to changes in the actual income tax return filed in June 2010, for tax year ending September 27, 2009 as compared to the estimated taxes as of September 27, 2009.

The income tax provision for Optex Systems as of October 3, 2010 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2010	%	2009	%

Tax benefit at statutory federal rate	$(3,375,071)	34%	$(127,211)	34%
Change in valuation and other	3,060,366	(30.7)%	(157,452)	42%
	$(314,705)	3.3%	$(284,663)	76%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	As of October 3, 2010	As of September 27, 2009

Stock Options	$46,525	$13,440
Inventory Reserve	(84,339)	(40,427)
Unicap	40,051	54,494
Contract Loss Reserve	181,962	178,900
Fixed assets	(37,141)	(58,476)
Goodwill Amortization	2,256,372	-
Intangible Asset Amortization	1,189,509	612,707
Net Operating Losses	553,012
Other	(62,050)	(49,461)

Subtotal	$4,083,901	$711,177
Valuation allowance	(3,090,405)	-
Net deferred asset (liability)	$993,496	$711,177

Since Optex Systems, Inc. (Texas) was acquired in a transaction effected as an asset purchase, Optex Systems, Inc. (Delaware) would only be entitled to tax deductions generated after the date of the acquisition on October 14, 2008. Accordingly, no deferred tax assets have been recorded in the accompanying financial statements for net operating losses generated by Optex Systems, Inc. (Texas) prior to that date.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation  No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.  109”), Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax year ending in October 3, 2010 is open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

Cash paid for income taxes for the fiscal years ended October 3, 2010 and September 27, 2009 were $119,847 and $488,799, respectively.  As of October 3, 2010 Optex Systems Holdings other assets includes $214,521 of overpaid income taxes from estimated quarterly deposits.  We expect recovery of the overpaid tax amount in the next 12 months.

Note 15 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the both the fiscal years ended October 3, 2010, and September 27, 2009 was zero.

Note 16 — Subsequent Events

On November 23, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010.  In addition, on November 29, 2010 Peninsula Bank Business Funding agreed to a second amendment for Section 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending January 2, 2011 to $95,000.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 3, 2010, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 3, 2010, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 3, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 3, 2010.  We have thus concluded that our internal control over financial reporting was effective as of October 3, 2010.

PART III

Item 10  Directors, Executive Officers and Corporate Governance

MANAGEMENT

Our board of directors directs the management of the business and affairs of our company as provided in our certificate of incorporation, our by-laws and the General Corporation Law of Delaware. Members of our board of directors keep informed about our business through discussions with senior management, by reviewing analyses and reports sent to them, and by participating in board and committee meetings.

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our current officers and directors were appointed on March 30, 2009, the closing date of the reorganization.

The following table sets forth certain information with respect to the directors and executive officers of Optex Systems Holdings:

Name	Age	Position

Stanley A. Hirschman	64	President, Secretary, Treasurer & Director

Merrick D. Okamoto	50	Director

Ronald F. Richards	44	Chairman of the Board

Danny Schoening	46	Chief Operating Officer

Karen L. Hawkins	45	Vice President of Finance and Controller

Stanley A. Hirschman. Mr. Hirschman served as a Director and President of Optex Systems, Inc. (Delaware) since September 28, 2008 and assumed the same roles on behalf of Optex Systems Holdings on March 30, 2009, in which roles he is committed to providing Optex his management experience and provides direction and oversight of other executive officers and management. From 1997 to 2009, he was president of CPointe Associates, Inc., a Plano, Texas consulting group, and provided consulting services to small and medium sized companies. As of October 2009, in order to meet his responsibilities at Optex, he concluded his active role at CPointe. Additionally, since February 2009 he has been the majority beneficial owner of Sileas Corp (which has no active business), the majority shareholder of Optex Systems Holdings. During the past five years, Mr. Hirschman has also sat on the following Boards: Goldspring, Inc., Bravo Brands, 5G Wireless Communications, Axion Power International, Inc., SVI Media, Inc., Bronco Energy, Energy + Engine Technology, Dalrada Financial, Datascension, iWorld Projects & Systems, Inc. and South Texas Oil.  Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. He has also held executive positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, regularly participates in the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

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

Ronald F. Richards. Mr. Richards has served as a Director of Optex Systems, Inc. (Delaware) since October 2008 and has served as a Director of Optex Systems Holdings since March 30, 2009, as well as the Chairman of the Board of Optex Systems Holdings. Mr. Richards is the founder and Managing Director of Gray Wolf Partners, LLC, a strategic and financial advisory firm. From February 2007 to October 2008, he served as a Managing Director of Viking Asset Management, LLC where his responsibilities included: (i) sourcing, conducting due diligence, and structuring potential investment opportunities and (ii) working with portfolio companies to enhance shareholder value. He previously served as Chief Financial Officer and Senior Vice President, Business Development of Biopure Corporation, a publicly traded biotechnology company developing oxygen therapeutics and as a Managing Director, Corporate Finance of Wells Fargo Van Kasper. Mr. Richards has over 22 years of experience working with public and private companies in the areas of investment banking, corporate finance, law and accounting. He has structured and executed numerous public offerings and private placements raising a total of more than $660 million. He also co-authored PIPES: A CEO's Guide to Successful Private Placements in Public Equities. Mr. Richards holds JD, MBA and BA degrees from UCLA. He is a member of the State Bar of California and a retired Certified Public Accountant.

Danny Schoening. Mr. Schoening joined Optex Systems, Inc. (Texas) in January 2008. Upon the acquisition of the assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware), Mr. Schoening became the COO of Optex Systems, Inc. (Delaware) (as of September 28, 2008) and he commenced service with Optex Systems Holdings as its Chief Operating Officer as of the date of the reorganization, March 30, 2009. He has been instrumental in establishing the systems and infrastructure required to continue Optex System’s rapid growth. This activity was rewarded with Optex System’s recent ISO9001:2000 Certification. From February 2004 to January 2008, Danny was the Vice President of Operations for The Finisar Corporation AOC Division for 4 years where he led a team of up to 200 employees to produce vertical cavity lasers for the data communications industry at production rates of hundreds of thousands of units per week. Prior to Finisar, Danny was the Director of Operations for multiple divisions of Honeywell International. Serving the Automotive, Medical, Aerospace, and Consumer Commercial Markets. During this 17 year period, Danny was recognized with Honeywell’s Lund Award, their highest award for developing employee resources. Danny has a broad experience level in the following technologies: Mechanical Assembly Processes, Micro-Electronic Assembly Processes, Laser Manufacturing, Plastic Molding, Metal Machining, Plating, Thick Film Printing, Surface Mount Technology, Hall Effect Technology and MEMS based Pressure Devices. Danny received a Bachelors of Science in Manufacturing Engineering Technology from the University of Nebraska, an MBA from Southern Methodist University, and holds three U.S. patents.

Karen L. Hawkins. Ms. Hawkins has served Optex Systems Holdings as its Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins is a Certified Public Accountant since 1992 with over 22 years experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 14 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics – Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March , 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986.

Family Relationships

There are no family relationships among the officers and directors.

Presiding Director

Our Chairman, Ronald F. Richards, acts as the presiding director at meetings of our board of directors. In the event that Mr. Richards is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the chairmen of each of the committees of our board of directors.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors is working to adopt and implement many “best practices” in the area of corporate governance, including annual review of constitution of separate committees for the areas of audit and compensation, maintenance of a majority of independent directors, and written expectations of management and directors, among other things.  In 2010, all directors attended 75% of our meetings of the board of directors.

Code of Ethics

Our board of directors has adopted a Code of Ethics which has been distributed to all directors, and executive officers, and will be distributed to employees and will be given to new employees at the time of hire. The Financial Code of Ethics contains a number of provisions that apply principally to our Principal Executive Officer, Principal Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website (www.optexsys.com) under the section for corporate governance. We also intend to disclose any amendments or waivers of our Code on our website.

Board and Committee Meetings

We are incorporated under the laws of the State of Delaware. The interests of our stockholders are represented by the board of directors, which oversees our business and management.

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 4 meetings (including special meetings) and took action by unanimous written consent 1 time during our fiscal year ended October 3, 2010.

If the board of directors convenes a special meeting, the non-management directors meet in executive session if circumstances warrant.

Board Committees

At this time, the board of directors currently has an inactive Audit Committee which did not meet in fiscal year 2010, of which Ronald F. Richards is the sole member, and we do not have a formal charter at this time due to the size of the Committee but intend to adopt one at a future date.

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

Director Attendance at Annual Meetings of Stockholders

Directors are encouraged to attend annual meetings, although such attendance is not required.

Board Independence

Our board of directors has determined that one of our directors would meet the independence requirements of the American Stock Exchange, if such standards applied to the Company. In the judgment of the board of directors, Mr. Hirschman and Mr. Okamoto do not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Director Compensation

See table below under “Executive Compensation – Director Compensation.”

Item 11  Executive Compensation

Executive Compensation

The  board of directors administers our option compensation plan. Our Principal  Executive Officer and other members of management regularly discuss our compensation issues with the Board of Directors. Subject to Board review, modification and approval, Mr. Hirschman typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Board establishes all bonus and equity incentive awards for Mr. Hirschman in consultation with other members of the management team.

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

						Option	All Other
			Salary	Bonus	Stock	Awards ($)	Compensation	Total
Name and Principal Position	Year		($)	($)	Awards ($)	(5)	($) (8)	($)
Stanley A. Hirschman,	2010	(7)	$51,000	$	$-	$-	$16,650	$67,650
President (6)	2009	(4)	-	-	-	-	25,000	25,000
Danny Schoening,	2010		$196,574	$57,300	$-	$21,584	$15,524	$290,982
COO (6)	2009		182,932	11,000	-	10,588	-	204,520
	2008	(1,2)	122,646	10,300	7,500	-	-	140,446
Karen Hawkins, VP
Finance / Controller (6)	2010		$146,575	$7,450	$-	$14,854	$6,041	$174,920
	2009		133,647	7,271	-	5,516	-	146,434
	2008		132,473	300	-	-	-	132,773
Andrey Oks, CEO, CFO, Secretary,
Treasurer and Director	2008	(3)	-	-	10,000	-	-	10,000

1
The compensation depicted is not reflective of a full year’s compensation as Danny Schoening did not begin employment until the second quarter of fiscal year 2008. For Mr. Schoening, information is for service as an officer of Optex Texas and Optex Delaware. Given the fact that there has not been a change in fiscal year but rather adoption of the fiscal year of the accounting acquirer, there has been no adjustment made to treat the period since the change in fiscal year as a stub period, and all numbers presented are for complete fiscal years.

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

4	Mr. Hirschman’s compensation in 2009 consisted solely of Director’s Fees. He received no other compensation.
5
The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of  compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2009 and fiscal 2010, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions.  For the assumptions relating to these valuations, see note 12 to our fiscal 2009 audited financial statements. Andrey Oks was an  executive of Sustut Exploration, Inc. during 2008, prior to the reverse merger on March 30, 2009.  Concurrent with the reverser merger and name change to Optex Systems Holdings, Inc on March 30, 2009 Optex Systems Holdings adopted the fiscal year end of the accounting acquirer and changed the period end from December 31 to a fiscal year end of September.  There were no earnings of either of these individuals subsequent to the reverse merger and adoption of the accounting acquirer’s fiscal period.  All compensation expense shown for these individuals prior to the March 30, 2009 reorganization are depicted in the calendar year ending December 31, 2008.

6
Danny Schoening, Karen Hawkins and Stanley A. Hirschman were all executives of Optex Systems Holdings subsequent to the March 30, reorganization.  Prior to the reorganization Danny Schoening and Karen Hawkins were executives of Optex Systems, Inc (Texas) and Optex Systems, Inc (Delaware) and Stanley Hirschman became an executive of Optex Systems, Inc (Delaware) in September 2008.  Both Optex Systems, Inc. (Texas) and Optex Systems, Inc (Delaware) had previously been operating under an October through September fiscal year end and as such, compensation for these individuals is depicted in fiscal years beginning in October and ending in September for each of the years 2008 and 2009.

7
This includes director fees paid through January 2010 of $10,000, listed as “Other”.  Commencing February 1, 2010 Stanley Hirschman was paid a salary for which he received $51,000 in 2010, which is listed as “Salary”.

8	Other compensation includes employee and dependant medical insurance benefits offered as part of executive compensation.

Option Grants in Last Fiscal Year

There were no plan based awards made to our named executive officers during the fiscal year ended October 3, 2010.

Employment Agreement

Optex Systems Holdings entered into an employment agreement with Danny Schoening dated December 1, 2008.  The term of the agreement commenced as of December 1, 2008 and the initial term would have expired on June 1, 2010, but has automatically renewed through December 1, 2011. Thereafter, the term of the agreement shall be automatically extended for successive 18 month periods, unless Optex Systems Holdings shall provide a written notice of termination at least ninety (90) days, or the Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, Optex Systems Holdings paid to Schoening a base salary at the annual rate of $190,000, and his base salary for the first renewal term has continued at the same rate.  Schoening was paid a one-time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,414,649 options to purchase common stock of Optex Systems Holdings at an exercise price of $0.15 per share at the time of the closing of the reorganization.

On each subsequent renewal date of the commencement of employment, Schoening’s base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine. During the term of the agreement, Schoening shall be entitled to receive bonuses of up to 30% of his base salary per year at the discretion of Optex Systems  Holdings’ Board of Directors pursuant to performance objectives to be determined by the Board of Directors.  Any bonuses shall be payable in cash and shall be paid within ninety (90) days of any year anniversary of the date of the agreement. Upon closing of the reorganization, Optex Systems Holdings granted Schoening stock options equal to 1% of the issued and outstanding shares of Optex Systems Holdings immediately after giving effect to the reorganization, with 34% of the options having vested on March 30, 2010, and 33% of the options vesting on each of March 31, 2011 and March 31, 2012.

The employment agreement events of termination thereof:  (i) death of  Mr. Schoening; (ii) termination by Optex Systems Holdings for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by Optex Systems Holdings and (iv) termination by Mr. Schoening for good reason (including breach by Optex Systems Holdings of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of Optex Systems Holdings or its successor changing ownership or a sale of all or substantially all of Optex Systems  Holdings’ assets, without the surviving entity assuming the obligations under the agreement).  For a termination by Optex Systems Holdings for cause or upon death of Mr. Schoening, Mr. Schoening shall be paid salary and bonus earned through the date of termination.  For a termination by Optex Systems Holdings without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting.  The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

Optex Systems Holdings does not have any other employment agreements with its executive officers and directors.

Equity Compensation Plan Information

Optex Systems Holdings currently has an option compensation plan covering the issuance of options for the purchase of up to 6,000,000 shares.  The purpose of the Plan is to assist Optex Systems Holdings in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of Optex Systems Holdings and its subsidiaries, and directors and consultants of Optex Systems Holdings and its subsidiaries, to achieve long-term corporate objectives.  There are 6,000,000 shares of common stock reserved for issuance under this Plan.  As of October 3, 2010, Optex Systems Holdings had issued 2,681,649 share options under this Plan of which 776,981 shares had vested as of October 3, 2010.

Outstanding Equity Awards as of October 3, 2010

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	# Exercisable	# Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes

Danny Schoening	480,981	933,668	1,414,649	0.15	3/29/2016		(1)

Karen Hawkins	62,500	187,500	250,000	0.15	5/13/2016		(2)

(1)
Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger.  Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years.  As of October 3, 2010 480,981 of the options had vested.

(2)
Options granted on May 14, 2009 pursuant to employee stock option compensation plan.  Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years.  As of October 3, 2010 62,500 of the options had vested.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended October 3, 2010.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended October 3, 2010.

	Fees Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Ronald F. Richards (1)	$120,000	—	—	—	—	—	$120,000
Stanley A. Hirschman (2)	10,000	—	—	—	—	—	10,000
Merrick Okamoto (3)	—	—	—	—	—	—	—

(1)
Director Fees paid monthly from October 2009 through September 2010.  Mr. Richards is paid $2,500 monthly as an Independent Director, $2,500 monthly for serving as Chairman of the Audit Committee, and $5,000 monthly for serving as Chairman of the Board of Directors.

(2)
Director Fees paid monthly from October 2009 through January 2010.  Mr. Hirschman was paid $2,500 monthly as a Director.  Effective as of February 1, 2010,director fees to Mr. Hirschman were discontinued, and he was paid a direct salary from Optex Systems Holdings.

(3)	Mr. Okamoto serves as a non-independent director and does not earn directors fees.

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

With the exception of Mr. Hirschman,  our directors are compensated separately for service as members of our board of directors. As of February 1, 2010, Mr. Hirschman was paid a salary from Optex Systems Holdings as disclosed in the executive compensation table above.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended October 3, 2010.

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team other than the provision with respect to Mr. Schoening described above. No awards of equity incentives under our 2009 Stock Option Plan provide for immediate vesting upon a change in control. However, our Board of Directors has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards.  A “change in control” is generally defined as (1) the acquisition by any person of 66% or more of the combined voting power of our outstanding securities or (2) the occurrence of a transaction requiring stockholder approval and involving the sale of all or substantially all of our assets or the merger of us with or into another corporation.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On December 13, 2010, we had 139,444,940 shares of common stock, and 1,027 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of September 20, 2010, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

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

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class Common Stock	Name of Beneficial Owner	Number of Shares	Preferred Conversion (4)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Arland Holdings, Ltd. (1)	11,148,935		11,148,935	5.89%
	Sileas Corporation (2,3)	102,184,347	37,040,000	139,224,347	73.52%

Directors and Officers:	Stanley A. Hirschman (2)	102,184,347	37,040,000	139,224,347	73.52%
	Danny Schoening (5)(8)	102,665,328	37,040,000	139,698,460	73.62%
	Karen Hawkins (9)	62,500	-	-
	Ronald F. Richards	-	-	-	-

	Merrick Okamoto(7)	1,950,000	-	1,950,000	1.40%

Directors and officers as a group (5 Individuals)		104,134,347	37,040,000	141,710,960	75.02%

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Preferred Stock
5% Holders	Sileas Corporation (2,3)	926	90.0%
	Alpha Capital Anstalt (7)	101	10.0%

1	Represents shares held by Arland Holdings, Ltd., which is located at 551 5th Avenue, Suite 1601, New York, NY 10176. Arie Rabinowitz has voting control over the shares held by Arland Holdings, Ltd.
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

5
Represents 102,184,347 shares held by Sileas of which Mr. Schoening, an Officer of Optex Systems Holdings, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.

7
Represents shares held by Alpha Capital Anstalt, which is located at Pradfant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackerman has voting control and investment power over the shares held by Alpha Capital Anstalt.

8
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

8	Includes options to purchase 480,981 shares of our common stock which have vested and are currently exercisable.

9	Represents options to purchase 62,500 shares of our common stock which have vested and are currently exercisable.

Item 13  Certain Relationships and Related Transactions, and Director Independence

Relationship between Optex Systems, Inc. (Texas), Irvine Sensors Corporation and Longview and Alpha

Longview and Alpha were owed certain debt by Irvine Sensors Corporation including debt evidenced by (i) a December 29, 2006 Term Loan and Security Agreement executed by Irvine Sensors Corporation and Longview and Alpha, and (ii) a series of secured promissory notes purchased by them and issued to them on December 29, 2006, July 19, 2007 and November 28, 2007. As of August 24, 2008, the total amount due under all of the described notes was approximately $18.4 million. Optex Systems, Inc. (Texas), which was and is a wholly owned subsidiary of Irvine Sensors Corporation, was a guarantor of all of those notes, and pursuant to related security agreements Longview and Alpha had a validly perfected, fully enforceable security interest in all personal property of Optex Systems, Inc. (Texas). On September 19, 2008, pursuant to an Assignment and Stock/Note Issuance Agreement, Alpha and Longview transferred and assigned to Optex Systems, Inc. (Delaware) which assumed, $15 million of their respective interests and rights in the aforesaid notes and obligations to Optex Systems, Inc. (Delaware) in exchange for $9 million of equity and $6 million of debt.

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

At the time of the reorganization, 25,000,000  post split  shares owned by Andrey Oks, the former CEO of Optex Systems Holdings, were cancelled. Immediately prior to the closing, 17,449,991 shares of Optex Systems Holdings common stock were outstanding. The 17,449,991 shares from the 17,999,995 shares outstanding as of December 31, 2008 plus the 26,999,996 shares issued in conjunction with the 2.5:1 forward stock split authorized by the Sustut Board and shareholders and effected on February 27, 2009 less retirement of Andrey Oks’ 25,000,000 shares and cancellation of 3,800,000 shares previously issued to Newbridge Securities Corporation, shares plus issuance of 1,250,000 shares in payment for two investor relations agreements. The total outstanding common shares of Optex Systems Holdings subsequent to the closing of the reorganization is as follows:

Existing Sustut Shareholders	17,449,991

Optex Systems, Inc. (Delaware) shares exchanged	113,333,282
Optex Systems, Inc. (Delaware) Private Placement shares exchanged	8,131,667

Total Shares after reorganization	138,914,940

Cancellation of shares - American Capital Ventures	(700,000)
Private placement - June 29, 2009	750,000
Issuance of shares as consideration - ZA Consulting	480,000

Shares Outstanding on October 3, 2010	139,444,940

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for services rendered by EFP Rotenberg as successor by merger, effective October 1, 2009, of the registered public accounting firm Rotenberg & Co., LLP during fiscal years ended October 3, 2010 and September 27, 2009, respectively.

Fee Category	2010	2009
Audit Fees (1)	$113,281	$189,000

Audit-Related Fees-registration statement consents (2)	$28,988	$31,260

Tax Fees	$8,000	-

All Other Fees (3)	$5,063	-

(1) Audit Fees are fees for professional services performed by EFP Rotenberg LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended October 3, 2010 and September 27, 2009, respectively.
(2)  Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.
(3)  Fees paid in related to Sarbanes-Oxley training and compliance requirements.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

On October 8, 2009, Optex Systems Holdings, Inc. ("the Company") received notice that its current auditors, Rotenberg and Co., LLP, had resigned in connection with their merger with EFP Group, which was effective as of October 1, 2009.  The Company has engaged the new firm resulting from the merger, EFP Rotenberg, LLP, to continue as the Company's independent registered public accounting firm.  All of the partners and employees of Rotenberg and Co., LLP and EFP Group have joined the new firm, EFP Rotenberg, LLP.  EFP Rotenberg, LLP is currently registered with the PCAOB.

Rotenberg and Co. LLP was engaged by the Company on March 30, 2009 and has performed  reviews for the quarters ended March 29, 2009 and June 28, 2009.   Rotenberg and Co. LLP has not performed any audit services or rendered any audit report from the time of its engagement through the date of cessation of the client-auditor relationship on October 1, 2009.  There have been no disagreements with Rotenberg and Co. LLP or reportable events since the date of their engagement on March 30, 2009 through the cessation of the client-auditor relationship on October 1, 2009.

On October 17, 2009, with the approval of the Company’s Board of Directors, EFP Rotenberg, LLP was engaged as the Company's independent registered public accountant effective concurrent with the merger.   Prior to such engagement, during the two most recent fiscal years, the Company has not consulted with EFP Rotenberg, LLP on any matter.

The Company provided Rotenberg and Co., LLP with a copy of its Current Report on Form 8-K/A prior to its filing with the Securities and Exchange Commission (“SEC”) on October 19, 2009 and requested that Rotenberg and Co., LLP furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree, a copy of which is filed as Exhibit 16.1 therewith.

PART IV

Item 15  Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended October 3, 2010, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
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
Stanley A. Hirschman, Principal Executive Officer and Director

Date: December 27, 2010

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 27, 2010

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Director	December 27, 2010

/s/ Ronald F. Richards
Ronald F. Richards	Director	December 27, 2010

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Principal Executive Officer and Director	December 27, 2010

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 27, 2010