Form 10-Q/A
period 2009-03-29
Optex Systems Holdings Inc
filed 2011-01-13
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-Q

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

The company has evaluated subsequent events for the period March 30, 2009 through January 12, 2011, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 29, 2009, our disclosure controls and procedures were effective.

Changes in  Internal Control Over Financial Reporting

During the quarter ended March 29, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that our capital requirements will depend on many factors, including:

•	• our ability to fulfill backlog;

•	• our ability to procure additional production contracts;

•	• our ability to control costs;

•
•      the timing of payments and reimbursements from government and other contracts, including but not limited to changes in federal government military spending and the federal government procurement process;

•	• increased sales and marketing expenses;

•	• technological advancements and competitors’ response to our products;

•	• capital improvements to new and existing facilities;

•	• our relationships with customers and suppliers; and

•	• general economic conditions including the effects of future economic slowdowns, acts of war or terrorism and the current international conflicts.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: January 12, 2011	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: January 12, 2011	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer