Form 10-Q/A
period 2009-06-28
Optex Systems Holdings Inc
filed 2011-01-13
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-Q/A

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

Nine months Ended
June 28, 2009

Expected dividend yield	0%
Expected stock price volatility	27.8%
Risk-free interest rate (1)	2.8%-4.07%
Expected life of options	4.5 to 7 Years

(1)	2.8% for grant expected life less than 7 years
(2)	4.07% for grant expected life of 7 years.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 06/28/09	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2010
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2011
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2012
05/14/09	316,750	0.15	316,750	05/13/2016	05/14/2013
Total			2,681,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of June 29, 2008	-	$-	-	-
Granted – 2009	2,681,649	$0.09	5.38	$233,049
Forfeited – 2009	-	$-	-	-
Exercised – 2009	-	$-	-	-
Outstanding as of June 28, 2009	2,681,649	$0.09	5.38	$233,049

Exercisable as of June 28, 2009	0	$-	-	$-

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

Item 4T. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 28, 2009, our disclosure controls and procedures were effective.

Changes in  Internal Control Over Financial Reporting

During the quarter ended June 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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