Form 10-K/A
period 2010-10-03
Optex Systems Holdings Inc
filed 2011-02-03
CIK 1397016

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

This management's discussion and analysis reflects information known to management as of October 3, 2010 and as of the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 3, 2010, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of October 3, 2010 and September 27, 2009, and the results of its operations and its cash flows for the year ended October 3, 2010 and for the period October 15, 2008 through September 27, 2009in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Disclosure Controls and Procedures

As of October 3, 2010, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 3, 2010, our disclosure controls and procedures were effective.

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

PART IV

Item 15  Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010 (10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (10)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended October 3, 2010, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
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
(10)
Incorporated by reference from our Amendment No.11  to Registration Statement on Form S-1 filed on the date of filing of this Amendment No. 1 to Form 10-K and filed immediately preceding the filing of this Amendment No. 1 on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman, Principal Executive Officer and Director

Date: February 2, 2011

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: February 2, 2011

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Director	February 2, 2011

/s/ Ronald F. Richards
Ronald F. Richards	Director	February 2, 2011

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Principal Executive Officer and Director	February 2, 2011

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	February 2, 2011