Form 10-Q
period 2011-01-02
Optex Systems Holdings Inc
filed 2011-02-16
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	000-54144	33-143215
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2011: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q
For the period Ended January 2, 2011

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 2, 2011

BALANCE SHEETS AS OF JANUARY 2, 2011 (UNAUDITED) AND OCTOBER 3, 2010	F-1

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 2, 2011 AND THE THREE MONTHS ENDED DECEMBER 27, 2009 (UNAUDITED)	F-3

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 2, 2011 AND FOR THE THREE MONTHS ENDED DECEMBER 27, 2009 (UNAUDITED)	F-4

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.
Condensed Consolidated Balance Sheets

	(Thousands)
	(Unaudited) January 2, 2011	October 3, 2010

ASSETS

Current Assets
Cash	$1,103	$1,030
Accounts Receivable	2,038	2,375
Net Inventory	5,665	5,890
Prepaid Expenses	270	245

Total Current Assets	$9,076	$9,540

Property and Equipment
Property Plant and Equipment	$1,487	$1,457
Accumulated Depreciation	(1,179)	(1,161)

Total Property and Equipment	$308	$296

Other Assets
Deferred Tax Asset - Long Term	$964	$993
Security Deposits	21	21

Total Other Assets	$985	$1,014

Total Assets	$10,369	$10,850

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Balance Sheets – Continued

	(Thousands)
	(Unaudited) January 2, 2011	October 3, 2010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$605	$763
Accrued Expenses	820	574
Accrued Warranties	25	25
Accrued Contract Losses	1,102	1,357
Credit Facility	$717	$1,107
Total Current Liabilities	$3,269	$3,826

Total Liabilities	$3,269	$3,826

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding)	$139	$139
Optex Systems Holdings, Inc. Preferred Stock (.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	-	-
Additional Paid-in-capital	$17,289	$17,162
Retained Earnings (Deficit)	$(10,328)	$(10,277)
Total Stockholders' Equity	$7,100	$7,024
Total Liabilities and Stockholders' Equity	$10,369	$10,850

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)
	Three months ended January 2, 2011	Three months ended December 27, 2009

Revenues	$4,984	$5,915

Total Cost of Sales	4,321	5,160

Gross Margin	$663	$755

General and Administrative
General Expenses	560	609
Amortization of Intangible Assets	-	80
Total General and Administrative	$560	$689

Operating Income (Loss)	$103	$66

Other Expenses

Interest (Income) Expense - Net	23	3
Total Other	$23	$3

Income (Loss) Before Taxes	$80	$63

Deferred Income Taxes (Benefit)	29	(18)

Net Income (Loss) After Taxes	$51	$81

Less preferred stock dividend	$(101)	$(95)

Net loss applicable to common shareholders	$(50)	$(14)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	139,444,940	139,444,940

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Thousands)
	Three months ended January 2, 2011	Three months ended December 27, 2009

Cash flows from operating activities:
Net income (loss)	$51	$81

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	281
Provision for allowance for inventory valuation	-	(44)
Noncash interest expense	8	3
Stock option compensation expense	25	23
(Increase) decrease in accounts receivable	338	(312)
(Increase) decrease in inventory (net of progress billed)	224	(625)
(Increase) decrease in other current assets	(33)	39
(Increase) decrease in deferred tax asset (net of valuation allowance)	29	(18)
Increase (decrease) in accounts payable and accrued expenses	88	(19)
Increase (decrease) in accrued estimated loss on contracts	(255)	(120)
Total adjustments	$442	$(792)
Net cash (used)/provided by operating activities	$493	$(711)

Cash flows from investing activities:
Purchased of property and equipment	(30)	(3)
Net cash (used in) provided by investing activities	$(30)	$(3)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(390)	-
Proceeds from loans payable	-	250

Net cash (used In) provided by financing activities	$(390)	$250
Net increase (decrease) in cash and cash equivalents	$73	$(464)
Cash and cash equivalents at beginning of period	1,030	915
Cash and cash equivalents at end of period	$1,103	$451

Supplemental cash flow information:
Cash Paid for Interest	$16	-
Cash Paid for Taxes	$-	-

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc. ”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc.  was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. and Alpha Capital Anstalt formed Optex Systems, Inc.  , which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation (“Optex Systems, Inc. (Texas)”), and a wholly-owned subsidiary of Irvine Sensors Corporation, in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

In accordance with FASB ASC 805 Optex Systems, Inc.’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business.  FASB ASC 805 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. obtained the inputs and processes necessary for normal operations.

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Longview’s interest in Optex Systems, Inc. then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc.), in a private transaction .

Optex Systems, Inc. operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of a reverse merger transaction consummated pursuant to a reorganization agreement dated March 30, 2009, it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 73.5% of the issued and outstanding equity interests in Optex Systems Holdings.       The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of January 2, 2011, Optex Systems Holdings operated with 89 full-time equivalent employees.

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

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation:  The consolidated financial statements include the accounts of Optex Systems Holdings and its wholly-owned subsidiary, Optex Systems, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of January 2, 2011 and October 3, 2010, inventory included:

	(Thousands)
	As of January 2, 2011	As of October 3, 2010
	(unaudited)

Raw Materials	$3,984	$4,343
Work in Process	2,293	2,824
Finished Goods	138	366
Gross Inventory	$6,415	$7,533
Less:
Unliquidated Progress Payments	(324)	(1,217)
Inventory Reserves	(426)	(426)
Net Inventory	$5,665	$5,890

Stock-Based Compensation:  In December 2004, FASB issued FASB ASC 718.  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Income Tax/Deferred Tax:  FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes.  The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings.  The difference between the income tax expense and pretax accounting income is primarily attributable to $4 thousand of non deductible expenses representing permanent timing differences between book income and taxable income during the three months ending January 2, 2011.   The tax effect of this permanent timing difference is an increase in income tax expense of $1 thousand for the three months ended January 2, 2011.  There are no permanent timing differences resulting from goodwill amortization due to the full impairment of goodwill as of the fiscal year ending October 3, 2010.

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

The potentially dilutive securities that Optex Systems Holdings has outstanding are convertible preferred stock, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any convertible preferred dividends, and the denominator is increased to assume the conversion of the number of additional common shares. Optex Systems Holdings uses the Treasury Stock Method to compute the dilutive effect of stock options and warrants. Convertible preferred stocks, stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended January 2, 2011, 1,027 shares of Series A preferred stock, 2,597,649 stock options and 9,948,667 warrants were excluded as antidilutive. For the three months ended December 27, 2009, there were 2,665,649 stock options issued and outstanding that were included in the calculation as they were dilutive.

Reclassification:  Certain expenses reflected in the financial statements for the three months ended January 2, 2011 have been reclassified to conform with the current year presentation.  Prior to the three months ending January 2, 2011, financial statements had been presented in whole dollars.  Effective October 4, 2011 as of the beginning of the current fiscal year, all financials have been converted and presented to the nearest thousand.

Note 4 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.    Total expense under facility lease agreements as of the three months ended January 2, 2011 was $71 thousand, and total expense for manufacturing and office equipment was $9 thousand. Total expense under facility lease agreements for the three months ended December 27, 2009 was $77 thousand.  Total expense for manufacturing and office equipment for the three months ended December 27, 2009 was $8 thousand.

As of January 2, 2011, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases (Thousands)
Fiscal Year
2011	$188
2012	236
2013	232
2014	242
2015	201

Total minimum lease payments	$1,099

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement wais $134 thousand.  The value of the deferred rent expense will be amortized monthly at a rate of $2 thousand per month over the life of the lease.  The total unamortized deferred rent as of January 2, 2011 was $110 thousand.  Commencing on August 1, 2010, the base rent payment was $19 thousand per month.

Note 5 - Debt Financing

Short Term Note Payable/Longview Fund (Related Party) -    On October 27, 2009, Optex Systems Holdings borrowed $250 thousand from the Longview Fund, a related party, pursuant to a promissory note, with an original maturity date of December 1, 2009, which was extended to July 15, 2010 pursuant to an allonge dated January 5, 2010.  The note carried an interest rate of 10% per annum, and all accrued and unpaid interest thereon was due upon maturity.  The note required Optex Systems Holdings to make a prepayment equal to 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds to Optex Systems Holdings were at least $900 thousand, with any remaining unpaid balance due on July 15, 2010.  In exchange for the allonge, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of its restricted common stock with an exercise price of $0.15 per share and with a term of three years.  In conjunction with the Peninsula Bank financing (below) on March 22, 2010, Optex Systems Holdings paid to Longview a principal prepayment of $125 thousand and $10 thousand in accrued interest.  The remaining principal amount of the note of $125 thousand plus all accrued and unpaid interest thereon was paid in full on June 4, 2010.

Credit Facility - Peninsula Bank Business Funding

Effective March 4, 2010, Optex Systems, Inc. entered into a Loan and Security Agreement (“Agreement”) with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula (“Lender”).

The Agreement provides for a revolving line of credit of up to $2 million, based upon advances to be made against percentages of eligible receivables as set forth in the Agreement.  The material terms of the Agreement are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16 thousand.
•	Interest shall be paid monthly in arrears.
•	The expiration date of the Agreement is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.
•
In connection with the entry into the Agreement by the Lender, Optex Systems, Inc.   paid the Lender a facility fee of $20 thousand and issued a warrant to Lender to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.

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

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Lender, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Lender.

During the three months ending January 2, 2011, Optex Systems, Inc. realized EBITDA of $121 thousand as compared to a loan covenant requirement of $95 thousand, (pursuant to the revised requirement as set forth in the November 29, 2010 amendment to the applicable loan agreement), and as such did meet the EBITDA covenant of the Loan and Security Agreement for the first fiscal quarter of 2011.  As of January 2, 2011, the outstanding balance on the line of credit is $717 thousand.

Note 6-Stock Based Compensation

Option Agreements:

On March 26, 2009, the Board of Directors of Optex Systems Holdings adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to Optex Systems Holdings’ officers, directors, employees and independent contractors who provide services to Optex Systems Holdings.

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

The option price of each share of common stock is determined by the Board of Directors or compensation committee (when one is established), provided that with respect to incentive stock options, the option price per share will in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive stock option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings’ stock, will have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100.0 thousand first becoming exercisable in one calendar year.

On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 per share were granted to an officer of Optex Systems Holdings.  These options vest as follows: 34% after the first year, and 33% each after the second and third years.  These options have a seven year term from the date of issuance.  On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including options to purchase 250,000 shares to one executive officer.  These stock options vest 25% per year after each year of employment and have a seven year term from the date of issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 1,174,786 of the 1,267,000 shares will vest by the end of the end of the contract term.  As of January 2, 2011, 776,731 of the awarded stock options had vested and 84,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $25 thousand for the three months ended January 2, 2011, as compared to $23 thousand for the three months ended December 27, 2009.  The impact of these expenses is immaterial to the basic and diluted net loss per share for the three months ended January 2, 2011 and December 27, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of option exercise..  No tax deduction is allowed for incentive stock options. Accordingly, no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  The fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares on the grant date.  Further, the expected volatility was calculated using the historical volatility of a diversified index of companies in the defense, homeland security, and space industry in accordance with FASB ASC 718-10-S99-1 (Prior authoritative literature:  Question 6 of SAB Topic 14.D.1).  In making this determination and trying to find another comparable company, Optex Systems Holdings considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of Optex Systems Holdings, similar companies with sufficient historical data were not available.   Optex Systems Holdings utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as Optex Systems Holdings.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option grant. Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that the company does not presently have any intention of paying cash dividends on its common stock

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 1/02/11	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	295,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	295,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	295,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	295,750	05/13/2016	05/14/2013
Total	2,681,649		2,597,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of October 3, 2010	2,598,649	$-	4.13	$-
Granted – 2011	-	$-	-	-
Forfeited – 2011	(1,000)	$-	-	-
Exercised – 2011	-	$-	-	-
Outstanding as of January 2, 2011	2,597,649	$-	3.88	$-

Exercisable as of January 2, 2011	776,731	$-	2.78	$-

There were no new options granted or exercised during the three months ended January 2, 2011.  The total intrinsic value of options forfeited during the three months ended January 2, 2011 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.14
Non-vested granted — three months ended January 2, 2011	-	$0.00
Vested — three months ended January 2, 2011	-	$0.14
Forfeited — three months ended January 2, 2011	(750)	$0.14
Non-vested as of January 2, 2011	1,820,918	$0.14

As of January 2, 2011, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $202 thousand.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the three months ended January 2, 2011 was $0.

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

As of January 2, 2011, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 01/02/11	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Business Funding - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the three months ended January 2, 2011 Optex Systems Holdings recorded a total of $8 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of $5 thousand.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 7–Stockholders Equity

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

  As of the three months ended January 2, 2011, Optex Systems Holdings recorded $101 thousand of dividends payable on Series A preferred share.

Note 8– Reduction in Force

On April 1, 2010 and June 24, 2010, the Company reduced its workforce by approximately 9 and 15 full-time regular employees, respectively, who were solely or partially dedicated to our periscope production line and supporting functions.  The Company also eliminated 2 full-time contract labor employees during April 2010. These reductions in force were made in anticipation of decreased production quantities on our periscope lines in the next fiscal quarter and are intended to reduce the monthly cash burn while maintaining current profit margins on the remaining periscope business. No further reductions have been necessary.

Note 9 – Subsequent Events

On February 15, 2011, Peninsula Bank Business Funding agreed to a third amendment to its credit facility agreement with us to extend the maturity date to April 15, 2011.  The maximum amount of the revolving credit line was reduced to $1 million, section 2.3(a)(ii) was amended so that the minimum quarterly interest payment is $8.5 thousand, and the minimum EBITDA requirement was deleted in its entirety.  We are currently negotiating a full year agreement with Peninsula Bank Business Funding to take effect at the expiration of the current amendment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at January 2, 2011 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended October 3, 2010 and the quarter ended January 2, 2011, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc.”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. was acquired by Optex Systems Holdings in a share exchange transaction.  Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. and Alpha Capital Anstalt formed Optex Systems, Inc., which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation (“Optex Systems, Inc. (Texas)”), and a wholly-owned subsidiary of Irvine Sensors Corporation, in a transaction that was consummated via purchase at a public auction.  Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

In accordance with FASB ASC,805 Optex Systems, Inc.’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business.  FASB ASC 805 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. obtained the inputs and processes necessary for normal operations.

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Longview’s interest in Optex Systems, Inc. then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc.), in a private transaction .

Optex Systems, Inc. operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of a reverse merger transaction consummated pursuant to a reorganization agreement dated March 30, 2009, it became a wholly-owned subsidiary of Optex Systems Holdings.  Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 73.5% of the issued and outstanding equity interests in Optex Systems Holdings.   The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet.  As of January 2, 2011, Optex Systems Holdings operated with 89 full-time equivalent employees.

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

Results of Operations

During the second half of calendar 2010, we experienced reductions in forecasted sales volume due to changes in incremental funding commitments by federal agencies.    Approval of the 2011 Congressional budget for the fiscal year beginning on October 1, 2010 and ending September 30, 2011, has been delayed by Congress and current U.S. government spending is continuing based on a congressional stop gap which only provides appropriations at 2010 levels.  There is no indication if and when a 2011 Congressional Budget will be ratified by Congress.  Until the 2011 Congressional budget is approved, Optex and our major customers have been unable to provide updated volume expectations for the coming year.  The first presidential draft of the fiscal year 2012 budget is expected in mid February and should provide more guidance as to the future appropriation levels of Abrams tanks, Bradley fighting vehicles and Stryker wheeled vehicles, as well as other significant armored tank programs.  We continue to evaluate the impact of anticipated changes in government defense spending to Optex Systems Holdings as the information becomes available.  Due to new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business.  We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

The table below summarizes our quarterly and year to date operating results in terms of both a GAAP net income measure and a non GAAP EBITDA measure. We use EBITDA as an additional measure for evaluating the performance of our business as “net income” historically included the significant impact of noncash intangible amortization on our income performance. Consequently, in order to have a meaningful measure of our operating performance on a continuing basis, we need to evaluate an income measure which does not take into account this intangible amortization. We have summarized the quarterly revenue and margin below along with a reconciliation of the GAAP net loss to the non GAAP EBITDA calculation for comparative purposes below. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	Three months ending January 2, 2011	Three months ending December 27, 2009

Net Loss Applicable to Common Shareholders - GAAP	$(0.05)	$-
Add:
Interest Expense	0.02	-
Preferred Stock Dividend	0.10	0.10
Federal Income Taxes (Benefit)	0.03	-
Depreciation & Amortization	0.02	0.30
EBITDA - Non GAAP	$0.12	$0.40

Our EBITDA declined by $0.28 million in the three months ended January 2, 2011 as compared to the prior year performance for the same period.  The EBITDA reduction for the period was primarily attributable to the lower sales revenue of $0.7 million, lower product margins related to the mix of product lines shipped.  We continue to pursue cost efficiencies in our production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates.  Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period.  In fiscal year 2010, we completed existing contracts which were awarded in 2003 for legacy loss and low margin periscope orders.  In the three months ending January 2, 2011, our gross margins on the remaining periscopes business has increased 45% over the gross margins rates for these products in the same period of the prior year.  We expect our gross margins on these periscopes types to continue to improve in as new orders are booked and.additional cost reduction initiatives are implemented.

We are currently experiencing losses on all of our U.S government Howitzer programs awarded from in August 2005 through September 2010 as a result of unanticipated manufacturing costs due to design and technical data package issues impacting product manufacturability.  We entered fiscal 2011 with a historically higher percentage of loss Howitzer contracts, to total shippable backlog and a reduced visibility into the anticipated orders in other product groups to be booked in the current year.  Our current backlog on these loss programs as of January 2, 2011 is $3.8 million with contract loss reserves of $1.1 million.  We continue to pursue cost reductions in our production and general and administrative areas to mitigate any further margin impacts and to improve overall product profitability.  Optex Systems Holdings has requested an equitable adjustment on one of the howitzer loss programs due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010.  In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

We are aggressively pursuing additional, potentially higher margin periscope business,  New orders booked in the three months ending January 2, 2011 are $2.6 million consisting primarily of $2.3 foreign and domestic periscopes orders from several major defense contractors and foreign Howitzer units of $0.3 million.  In addition to periscopes, we are currently pursuing several major proposal efforts in Howitzers and sighting system programs.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas), Optex Systems, Inc.’s amortizable intangible assets increased significantly in 2009 over prior years. In fiscal year 2010, the amortization rate of intangible assets was $0.26 million per fiscal quarter.  We reviewed the fair market value of our goodwill and intangible assets as of October 3, 2010 and based on significant reductions in anticipated government military spending, a reduction in customer order trends, and lower contract backlog, we determined that that goodwill was impaired.  The review was based on a projected cash flow analysis of our future operations.  As of the year ended October 3, 2010, after impairment, the total balance of unamortized intangible assets and goodwill was zero, and as such there is no intangible asset amortization expense in the three months ending January 2, 2011.

Backlog as of January 2, 2011 was $16.6 million as compared to a backlog of $28.2 million as of December 27, 2009.  The following table depicts the current expected delivery by quarter of all contracts awarded as of January 2, 2011.

	2011			2012				2013
Program Backlog (millions)	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Total
Howitzers	1.2	2.0	0.9	-	-	-	-	-	-	-	4.1
Periscopes	2.5	2.4	1.4	1.5	1.3	1.0	0.7	0.4	0.3	0.1	11.6
Sighting Systems	-	-	-	-	-	-	-	-	-	-	-
All Other	0.4	0.1	0.1	-	0.1	-	0.1	-	-	-	0.9
Total	4.1	4.5	2.4	1.5	1.4	1.0	0.8	0.4	0.3	0.1	16.6

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of January 2, 2011, none of our outstanding backlog fell under this criterion.

Three Months Ended January 2, 2011  Compared to the Three Months Ended December 27, 2009
Revenues.  In the three months ended January 2, 2011, revenues decreased by 15.3% from the respective prior period in 2009:

Product Line	Three months ended 1/2/2011	Three months ended 12/27/2009	Change

Howitzer Programs	$1.6	$1.0	$0.6
Periscope Programs	2.9	3.1	(0.2)
Sighting Systems	-	0.5	(0.5)
All Other	0.5	1.3	(0.8)
Total	$5.0	$5.9	$(0.9)

Percent increase (decrease)			(-15.3)%

Revenues decreased by $0.2 million, or 6.5%, on our periscope line during the three months ended January 2, 2011 as compared to the three months ended December 27, 2009.  Based on our current backlog demand and a recent decline of new federal government orders deliverable in the remaining quarters of fiscal 2011, we expect the periscope product line deliveries to decline by 15-20% in the remaining three quarters of fiscal year 2011 as compared to revenues in the same period in 2010.  We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.  In order to preserve product margins and mitigate the impact of the reduced periscope revenues since the first half of fiscal 2010, we implemented a reduction in force of approximately 24% as of June 24, 2010.

Revenues from the Howitzer programs increased $0.6 million, or 60.0%, over the same three months in the prior year.  During the three months ending January 2, 2011, the contract deliveries increased across all of our Howitzer programs as compared to contract deliveries in the same quarter for the prior year.  We do not expect this trend to continue for the balance of fiscal year 2011 due to a shortage of specialized material required on one of our Howitzer production lines.  We are currently negotiating a new contract delivery schedules with our U.S. government customer, which we expect will shift approximately $1.4 million of current deliverable Howitzer backlog from quarters two through four of fiscal year 2011 into the first two fiscal quarters of 2012.  The total impact of the expected contract modification will result in an overall decline of 33.2% of Howitzer revenue for fiscal year 2011 over fiscal year 2010 levels.

Sighting systems revenues decreased $0.5 million, or 100%, over the same three months in the prior year, due to the completion of U.S. government delivery order on back up sighting units and General Dynamics commander weapon sighting systems in fiscal year 2010.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period for the U.S. government sighting systems does not expire until December 31, 2012.  We continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2011.

Decreases in the other product line of $0.8 million, or 61.6%, for the three months ending January 2, 2011 are primarily a result of decreased sales of big eye binoculars , mirror assemblies and TVS4 and PVS Objective assembly sales to multiple customers for contracts completed fiscal year 2010.

Currently, we are experiencing losses on our U.S government Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs.  As of January 2, 2011, Optex Systems Holdings has reserved $1.1 million in contract loss reserves on these programs with a remaining backlog of $3.8 million.  Pending negotiation of contract delivery schedule changes, we are expecting to ship $2.4 million of the existing loss contract backlog in fiscal year 2011, with the remaining $1.4 million expected to ship in the first two quarters of fiscal year 2012  Optex Systems Holdings has requested an equitable adjustment on one of the howitzer loss programs due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010.  In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

Cost of Goods Sold. During the three months ended January 2, 2011, we recorded cost of goods sold of $4.3 million as opposed to $5.2 million during the three months ended December 27, 2009, a decrease of $0.9 million or 17.3%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable three month period in the prior year, in addition to decreased intangible amortization in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 due to the write off of intangible assets associated with the Optex Systems, Inc. (Texas) acquisition as of the year ending October 3, 2010.  The gross margin during the three months ended January 2, 2011 was $0.7 million or 14.0% of revenues as compared to a gross margin of $0.7 million or 11.9% for the three months ended December 27, 2009.  The increase in gross margin percentage in the first fiscal quarter of 2011 as compared to the prior year is primarily due to the decrease in intangible amortization allocable to cost of goods sold of $0.2 million partially offset by lower gross margins on contract deliveries due to a shift in product mix towards Howitzer programs.

G&A Expenses. During the three months ended January 2, 2011, we recorded operating expenses of $0.6 million as opposed to $0.7 million, during the three months ended December 27, 2009, a decrease of $0.1 million or 14.3%.  Operating expenses decreased primarily due to the elimination of intangible amortization of $0.1 million attributable to the write off of intangible assets in the last quarter of fiscal year 2010,    We expect our operating expenses to continue to throughout the fiscal year as a result of the elimination of intangible amortization expense combined with other cost reduction initiatives implemented in the second half of fiscal year 2010.

Operating Income (Loss). During the three months ended January 2, 2011, we recorded operating income of $0.10 million, as compared to an operating income of $0.07 million during the three months ended December 27, 2009.  Our operating  income has increased slightly, despite the reduction in revenues primarily due to the elimination of intangible amortization expense combined with cost reduction initiatives implemented in 2010 to mitigate anticipated reduced volume.

Net Income (Loss) applicable to common shareholders.  During the three months ended January 2, 2011, we recorded a net loss applicable to common shareholders of $0.05 million, as compared to $0.01 million for the three months ended December 27, 2010, representing an increased loss of $0.04 million. In the first three months of fiscal 2010 we recognized a tax expense of $0.03 million as compared to a $0.02 tax benefit in the same period of fiscal year 2010.  The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances.  Interest expense increased by $0.02 million in the current quarter due to the line of credit instituted in March 2010.

Liquidity and Capital Resources

On March 10, 2010, the Company entered into a revolving credit facility with Peninsula Bank Business Funding, a division of the Private Bank of the Peninsula, which provides up to $2.0 million in financing against eligible receivables.  The revolving credit facility has allowed Optex the flexibility to more effectively manage the timing of incoming cash from our accounts receivable against our required cash outlay for operating activities.  The material terms of the revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16 thousand.
•	Interest shall be paid monthly in arrears.
•	The expiration date of the facility is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.
•
In connection with the entry into the facility by Peninsula Bank Business Funding, Optex Systems, Inc.   paid Peninsula Bank Business Funding a facility fee of $20 thousand and issued a warrant to Peninsula Bank Business Funding to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.

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

On August 3, 2010, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 2, 2010 to $20 thousand, and for the fiscal quarter ending January 2, 2011 to $200 thousand.

On November 23, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010.  In addition, on November 29, 2010 Peninsula Bank Business Funding agreed to a second amendment for Sections 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending January 2, 2011 to $95 thousand.
.
During the three months ending January 2, 2011, Optex Systems, Inc. realized EBITDA of $121 thousand as compared to a loan covenant requirement of $95 thousand, (pursuant to the revised requirement as set forth in the November 29, 2010 amendment to the applicable loan agreement), and as such did meet the EBITDA covenant of the Loan and Security Agreement for the first fiscal quarter of 2011  As of January 2, 2011, the outstanding balance on the line of credit is $717 thousand and on February 11, 2011, the latest practicable date, the balance was $436 thousand.

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

Cash Flows for the Period from October 4, 2010 through January 2, 2011

Cash and Cash Equivalents. As of January 2, 2011, we had cash and cash equivalents of $1.1 million. During the period from October 4, 2010 through January 2, 2011, we increased cash and cash equivalents by $0.07 million primarily through collections against outstanding accounts receivable combined with decreases in inventory purchases offset by reductions in the outstanding balance of our revolving credit facility.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from October 4, 2010 to January 2, 2011 totaled $0.5 million. The primary sources of cash during this period relate to collections of accounts receivable of $0.3 million combined with net profit of $0.05 million and increases in accounts payable and and non cash expenses of $0.15 million.

Net Cash (Used) by Investing Activities. In the three months ended January 2, 2011, net cash used by investing activities totaled $0.03 million and consisted of fixed asset purchases during the period.

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled $0.4 million during the three months ended January 2, 2011 due to the repayment of $0.4 million of the outstanding balance of  the revolving credit facility we entered into during the second quarter of the fiscal year.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition.  Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended October 3, 2010.

Recent Accounting Pronouncements

None.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended January 2, 2011, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of January 2, 2011, our disclosure controls and procedures were effective.

Changes in  Internal Control Over Financial Reporting

During the quarter ended January 2, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations.   Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower  release of orders will continue to have a material adverse impact on our results of operations.  Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs.  Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation.  In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations.  We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.  As of January 2, 2011, we had approximately $1.1 million of loss provision accrued for these fixed price contracts.

Approximately 95% of our contracts contain contract termination clauses for convenience.  In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination.  We are currently unaware of any pending terminations on our existing contracts.  In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date.  Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts.  Currently, none of our awarded contracts are subject to renegotiation.

We have sought to mitigate the adverse impact on our results of operations from U.S. military orders by seeking to obtain foreign military orders.  We are still engaged in this process and cannot yet determine if our efforts will result in securing sufficient additional orders to mitigate the adverse impact on our results of operations from the slower pace of U.S. military orders.

Conversion of our Series A preferred stock could cause substantial dilution to our existing common stock holders, and certain other rights of the preferred stock holders present other risks to our existing common stock holders.

As of January 2, 2011, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding.  The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock.  This would greatly dilute the holdings of our existing common stockholders.  In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders.  The total stated value of our preferred stock is $6,162,000, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common shareholders.  The liabilities on our balance sheet exceed the liquidation value of our assets; therefore, upon a liquidation, there would be no assets remaining for distribution to common shareholders.

The preferred shareholders also have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity and/or indebtedness, which is not ordinary course of trade indebtedness.  Therefore, the preferred shareholders can effectively prevent us from entering into a transaction which they feel is not in their best interests, even if the transaction might otherwise be in the best interests of Optex Systems Holdings and its common shareholders.

Item 6. Exhibits

Exhibit
No.	Description

10.29 Third Amendment to Loan and Security Agreement, between Optex and Peninsula Bank Business Funding, dated February 15, 2011

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 16, 2011	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 16, 2011	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer and Principal Accounting Officer