Form 10-Q
period 2011-04-03
Optex Systems Holdings Inc
filed 2011-05-18
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2011: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q

For the period Ended April 3, 2011

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 3, 2011

BALANCE SHEETS AS OF APRIL 3, 2011 (UNAUDITED) AND OCTOBER 3, 2010	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 3, 2011 AND THE THREE AND SIX MONTHS ENDED MARCH 28, 2010 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 3, 2011 AND FOR THE SIX MONTHS ENDED MARCH 28, 2010 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

Optex Systems Holdings, Inc.
Condensed Consolidated Balance Sheets

	(Thousands)
	April 3, 2011	October 3, 2010
ASSETS

Current Assets
Cash	$712	$1,030
Accounts Receivable	2,004	2,375
Federal Income Tax Receivable	376	-
Deferred Tax Asset - Short Term	-	376
Net Inventory	5,913	5,890
Prepaid Expenses	56	245
Total Current Assets	$9,061	$9,916

Property and Equipment
Property Plant and Equipment	$1,479	$1,457
Accumulated Depreciation	(1,194)	(1,161)

Total Property and Equipment	$285	$296

Other Assets
Deferred Tax Asset - Long Term	$597	$617
Security Deposits	21	21

Total Other Assets	$618	$638

Total Assets	$9,964	$10,850
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$912	$763
Accrued Expenses	752	574
Accrued Warranties	25	25
Accrued Contract Losses	732	1,357
Credit Facility	436	1,107
Total Current Liabilities	$2,857	$3,826

Total Liabilities	$2,857	$3,826

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 200,000,000 authorized, 139,444,940 shares issued and outstanding)	$139	$139
Optex Systems Holdings, Inc. Preferred Stock (0.001 par 5,000 authorized, 1027 series A preferred issued and outstanding)	-	-
Additional Paid-in-capital	17,415	17,162
Retained Earnings (Deficit)	(10,447)	(10,277)

Total Stockholders' Equity	$7,107	$7,024

Total Liabilities and Stockholders' Equity	$9,964	$10,850

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)

	Three months ended		Six months ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Revenues	$3,756	$6,318	$8,740	$12,233

Total Cost of Sales	3,164	5,587	7,485	10,747

Gross Margin	$592	$731	$1,255	$1,486

General and Administrative
General Expenses	589	664	1,149	1,272
Amortization of Intangible Assets	-	80	-	160
Total General and Administrative	$589	$744	$1,149	$1,432

Operating Income (Loss)	$3	$(13)	$106	$54

Other Expenses

Interest (Income) Expense - Net	30	35	53	39
Total Other	$30	$35	$53	$39

Income (Loss) Before Taxes	$(27)	$(48)	$53	$15

Deferred Income Taxes (Benefit)	(10)	(56)	20	(74)

Net Income (Loss) After Taxes	$(17)	$8	$33	$89

Less preferred stock dividend	$(102)	$(97)	$(203)	$(192)

Net loss applicable to common shareholders	$(119)	$(89)	$(170)	$(103)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	(Thousands)
	Six months ended
	April 3, 2011	March 28, 2010

Cash flows from operating activities:
Net income (loss)	$33	$89

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	553
Provision for allowance for inventory valuation	-	18
Noncash interest expense	19	4
Stock option compensation expense	50	47
(Increase) decrease in accounts receivable	371	(652)
(Increase) decrease in federal income tax receivable	(376)	-
(Increase) decrease in inventory (net of progress billed)	(23)	283
(Increase) decrease in prepaid expenses	177	7
(Increase) decrease in deferred tax asset (net of valuation allowance)	396	(74)
Increase (decrease) in accounts payable and accrued expenses	319	(936)
Increase (decrease) in accrued warranty costs	-	(57)
Increase (decrease) in accrued estimated loss on contracts	(625)	(268)
Increase (decrease) in income taxes payable	-	-
Total adjustments	$342	$(1,075)
Net cash (used)/provided by operating activities	$375	$(986)

Cash flows from investing activities:
Purchased of property and equipment	(22)	(6)
Net cash (used in) provided by investing activities	$(22)	$(6)

Cash flows from financing activities:
Proceeds from / Repayment (to) credit facility	(671)	849
Proceeds from loans payable	-	250
Repayments on loans payable	-	(125)

Net cash (used In) provided by financing activities	$(671)	$974

Net increase (decrease) in cash and cash equivalents	$(318)	$(18)
Cash and cash equivalents at beginning of period	1,030	915
Cash and cash equivalents at end of period	$712	$897

Noncash Investing and Financing Activities:

Issuance of Warrants as Debt Issuance Cost
Additonal Paid in Capital (1,100,000 warrants)	$-	$32

Supplemental cash flow information:
Cash Paid for Interest	$34	35

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of April 3, 2011, Optex Systems Holdings operated with 81 full-time equivalent employees.

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

In February 2009, Optex Systems Holdings' ISO certification status was upgraded from 9001:2000 to 9001:2008, bringing Optex Systems Holdings into compliance with the new ISO standards rewritten to align with ISO 14001.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of April 3, 2011 and October 3, 2010, inventory included:

	(Thousands)
	As of April 3, 2011	As of October 3, 2010
	(unaudited)

Raw Materials	$4,597	$4,343
Work in Process	2,103	2,824
Finished Goods	163	366
Gross Inventory	$6,863	$7,533
Less:
Unliquidated Progress Payments	(524)	(1,217)
Inventory Reserves	(426)	(426)
Net Inventory	$5,913	$5,890

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the income tax expense and pretax accounting income is primarily attributable to $5 thousand of non deductible expenses representing permanent timing differences between book income and taxable income during the six months ended April 3, 2011. The tax effect of this permanent timing difference is an increase in income tax expense of $2 thousand for the six months ended April 3, 2011. There are no permanent timing differences resulting from goodwill amortization due to the full impairment of goodwill as of the fiscal year ending October 3, 2010.

On March 1, 2011, Optex Systems Inc. filed an amendment to Form 1139 with the Internal Revenue Service  to claim a refund related to the net operating loss incurred for the fiscal year ended October 2, 2010. The total refund related to the net operating loss carry-back was $376 thousand.  The refund due has been recorded as of April 3, 2011 as  a federal income tax receivable, and payment was received from the Internal Revenue Service in April 2011

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The potentially dilutive securities that Optex Systems Holdings has outstanding are convertible preferred stock, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any convertible preferred dividends, and the denominator is increased to assume the conversion of the number of additional common shares. Optex Systems Holdings uses the Treasury Stock Method to compute the dilutive effect of stock options and warrants. Convertible preferred stock, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three and six months ended April 3, 2011, 1,027 shares of Series A preferred stock, 2,572,649 stock options and 9,948,667 warrants were excluded as anti-dilutive. For the three and six months ended March 28, 2010, there were 2,665,649 stock options and 9,948,667 warrants excluded as anti-dilutive.

Reclassification: Certain expenses reflected in the financial statements for the six months ended April 3, 2011 have been reclassified to conform with the current year presentation. Prior to the six months ending April 3, 2011, financial statements had been presented in whole dollars. Effective October 4, 2010 (the beginning of the current fiscal year), all financials have been converted and presented to the nearest thousand. The company reclassified $376 thousand of deferred tax asset – long term, to deferred tax asset – short term in the current asset section of the balance sheet, for the net operating loss carry back portion of the deferred tax asset that was applied to the prior year tax liabilities paid. The amount is also reflected as federal income tax receivable in the current asset section as of period ending April 2, 2011 and the refund was subsequently received in April 2011. This adjustment affected the balance sheet classification of current vs. noncurrent assets only and had no impact to the net loss for year ending October 3, 2010.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three and six months ended April 3, 2011 was $74 and $145 thousand, respectively, and total expense for manufacturing and office equipment was $11 and $20 thousand, respectively. Total expense under facility lease agreements for the three and six months ended March 28, 2010 was $65 and $142 thousand, respectively. Total expense for manufacturing and office equipment for the three and six months ended March 28, 2010 was $7 and $15 thousand, respectively.

As of April 3, 2011, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases (Thousands)
Fiscal Year
2011	$125
2012	236
2013	232
2014	242
2015	201

Total minimum lease payments	$1,036

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of the deferred rent expense will be amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of April 3, 2011 was $104 thousand. Commencing on August 1, 2010, the base rent payment was $19 thousand per month.

Note 4 - Debt Financing

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

On March 22, 2011, Peninsula Bank Business Funding and Optex Systems, Inc. (the “Company”), the wholly-owned subsidiary of Optex Systems Holdings, Inc., entered into a fourth amendment to the existing credit facility agreement between them to extend the maturity date to March 15, 2012. Section 1.1 was amended to: (i) define “Borrowing Base” as $175,000, (ii) delete the definition of “EBITDA”, and (iii) amend subsection (i) of the definition of “Eligible Accounts” so as to exclude any accounts for any account debtor (other than GDLS) which exceed 30% of all accounts and for GDLS to exclude those total obligations that exceed the lesser of 50% of all accounts or the aggregate sum of $500,000. Section 2.3(a)(ii) was amended so that the minimum semi annual interest payment is $20,000, and Section 6.8 was amended in its entirety so as to require the Company to maintain a zero balance on the credit facility for a period of at least 30 consecutive days during the period from March 15, 2011 to March 15, 2012.

As of April 3, 2011, the outstanding balance on the line of credit was $436 thousand.

Note 5-Stock Based Compensation

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

These stock options vest 25% per year after each year of employment and have a seven year term from the date of issuance. For shares granted as of May 14, 2009, Optex Systems Holdings currently anticipates an annualized employee turnover rate of approximately 5% per year during the next few years.  As a result, it anticipates that only 1,116,349 of the 1,267,000 stock options will vest by the end of the contract term.  As of April 3, 2011, 1,237,315 of the total awarded stock options had vested and 109,000 stock options had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $25 and $50 thousand for the three and six months ended April 3, 2011, respectively, as compared to $25 and $47 thousand for the three and six months ended March 28, 2010, respectively. The impact of these expenses is immaterial to the basic and diluted net loss per share for the three and six months ended April 3, 2011 and March 28, 2010.   A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of option exercise. No tax deduction is allowed for incentive stock options. Accordingly, no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model. The fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares on the grant date. The expected volatility was calculated using the historical volatility of a diversified index of companies in the defense, homeland security, and space industry in accordance with FASB ASC 718-10-S99-1. In making this determination and trying to identify comparable companies, Optex Systems Holdings considered the industry, stage of life cycle, size and financial leverage of such other entities. Based on the development stage of Optex Systems Holdings, similar companies with sufficient historical data were not available. Optex Systems Holdings utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as Optex Systems Holdings. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options. The expected life of options used was based on the contractual life of the option grant. Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that the company does not presently have any intention of paying cash dividends on its common stock

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 4/03/11	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	289,500	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	289,500	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	289,500	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	289,500	05/13/2016	05/14/2013
Total	2,681,649		2,572,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:
	Number	Weighted	Weighted
	of Shares	Average	Average
	Remaining	Intrinsic	Life	Aggregate
Subject to Exercise	Options	Price	(Years)	Value

Outstanding as of October 3, 2010	2,598,649	$-	4.13	$-
Granted – 2011	-	$-	-	-
Forfeited – 2011	(26,000)	$-	-	-
Exercised – 2011	-	$-	-	-
Outstanding as of April 3, 2011	2,572,649	$-	3.63	$-

Exercisable as of April 3, 2011	1,237,315	$-	2.89	$-

There were no new options granted or exercised during the three and six months ended April 3, 2011. The total intrinsic value of options forfeited during the three and six months ended April 3, 2011 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.14
Non-vested granted — Six Months ended April 3, 2011	-	$0.00
Vested — Six Months ended April 3, 2011	(466,834)	$0.14
Forfeited — Six Months ended April 3, 2011	(19,500)	$0.14
Non-vested as of April 3, 2011	1,335,334	$0.14

As of April 3, 2011, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $162 thousand. This cost is expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the six months ended April 3, 2011 was $0.

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

As of April 3, 2011, Optex Systems Holdings had the following warrants outstanding:

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

During the three and six months ended April 3, 2011 Optex Systems Holdings recorded a total of $5 and $13 thousand in interest expense, respectively, related to the outstanding warrants.  As of April 3, 2011 the interest expense on outstanding warrants was fully amortized. These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive. See Note 8 for a discussion of a temporary reduction in the warrant exercise price for certain of our warrants.

Note 6–Stockholders Equity
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

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Accumulated unpaid dividends accrue and cumulate dividends at the annual rate of 6%.  Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of the three and six months ended April 3, 2011, Optex Systems Holdings recorded preferred dividends payable of $102 and $203 thousand, respectively, and as of the three and six months ended March 28, 2010, Optex Systems Holdings recorded preferred dividends payable of $97 and $192 thousand of dividends, respectively.     As of April 3, 2011 there was a total of $779 thousand of dividends in arrears on the preferred shares.  The preferred shareholders have agreed to waive all existing and future dividends – see Note 8

Note 7– Reduction in Force

On April 1, 2010 and June 24, 2010, the Company reduced its workforce by approximately 9 and 15 full-time regular employees, respectively, who were solely or partially dedicated to its periscope production line and supporting functions. The Company also eliminated 2 full-time contract labor employees during April 2010. These reductions in force were made in anticipation of decreased production quantities on its periscope lines in the next fiscal quarter and are intended to reduce the monthly cash burn while maintaining current profit margins on the remaining periscope business. On March 7, 2011 the company reduced its workforce by 8 full time employees, as a result of the wind-down and completion of one of the Company’s major Howitzer contracts in March 2011.

Note 8 – Subsequent Events

On April 14, 2011, pursuant to a Written Consent in Lieu of a Meeting of Shareholders, Sileas Corporation, holder of approximately 73.3% of the Company’s Common Stock, approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 200,000,000 to 2,000,000,000. This Written Consent is the subject of a Schedule 14C Information Statement filed with the Securities and Exchange Commission on April 18, 2011.

On April 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our Common Stock at a fixed price (currently anticipated to be $0.01 per share), which will trigger the ratchet provision of the Series A preferred stock and reduce the conversion price to $.01 per share.  The S-1 also contemplates a reduction in the warrant exercise price to $.01 per share for the 2009 private placement investors and a waiver of all existing and future dividends from the Series A preferred shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at April 3, 2011 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended October 3, 2010 and the quarter ended April 3, 2011, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of April 3, 2011, Optex Systems Holdings operated with 81 full-time equivalent employees.

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

Results of Operations

During the second half of calendar 2010, we experienced reductions in forecasted sales volume due to changes in incremental funding commitments by federal agencies. Approval of the 2011 Congressional budget for the fiscal year beginning on October 1, 2010 and ending September 30, 2011, was obtained in mid-April, although current U.S. government spending continues to be based upon appropriations at 2010 levels. The first presidential draft of the fiscal year 2012 budget was released in mid February and does not show any material increases proposed in defense spending, so it is unlikely that there will be any increase or rebound as  to  the future appropriation levels of Abrams tanks, Bradley fighting vehicles and Stryker wheeled vehicles, as well as other significant armored tank programs. We will continue to evaluate the impact of changes in government defense spending to Optex Systems Holdings as the information becomes available, although based upon information currently available we do not anticipate any material changes. Due to new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business. We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

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

	Qtr 1 ending January 2, 2011	Qtr 2 ending April 3, 2011	Six months ending April 3, 2011	Qtr 1 ending December 27, 2009	Qtr 2 ending March 28, 2010	Six months ending March 28, 2010

Net Loss Applicable to Common Shareholders - GAAP	$(0.05)	$(0.12)	$(0.17)	$-	$(0.10)	$(0.10)
Add:			-			-
Interest Expense	0.02	0.03	0.05	-	-	-
Preferred Stock Dividend	0.10	0.10	0.20	0.10	0.10	0.20
Federal Income Taxes (Benefit)	0.03	(0.01)	0.02	-	(0.10)	(0.10)
Depreciation & Amortization	0.02	0.02	0.04	0.30	0.30	0.60
EBITDA - Non GAAP	$0.12	$0.02	$0.14	$0.40	$0.20	$0.60

Our EBITDA declined by $0.46 million for the six months ended April 3, 2011 as compared to the prior year performance for the same period. The EBITDA reduction for the period was primarily attributable to a 28.7%  or $3.5 million reduction in revenue over the prior year.  Optex was able to minimize the impact of lower revenues through cost improvements resulting in a 2.2% increase in the gross margin percentages, and a 9.7% reduction in general and administrative spending.  We continue to pursue cost efficiencies in the production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates. Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period. In fiscal year 2010, we completed existing contracts which were awarded in 2003 for legacy loss and low margin periscope orders. In the six months ending April 3, 2011, our gross margins on the remaining periscopes business has increased 19% over the gross margins rates for these products in the same period of the prior year. We expect our gross margins on these types of periscopes to continue to improve as new orders are booked and additional cost reduction initiatives are implemented.

We are currently experiencing losses on all of our U.S government Howitzer programs awarded from in August 2005 through September 2010 as a result of unanticipated manufacturing costs due to design and technical data package issues impacting product manufacturability. We entered fiscal 2011 with a historically higher percentage of loss Howitzer contracts, to total shippable backlog and a reduced visibility into the anticipated orders in other product groups to be booked in the current year. Our current backlog on these loss programs as of April 3, 2011 is $3.4 million with contract loss reserves of $0.7 million. We completed contract deliveries on one of our major Howitzer programs in March 2011, with the remaining two contracts expected to complete within the next 6-12 months, pending an expected contract delivery schedule change to one of the remaining programs.  We continue to pursue cost reductions in our production and general and administrative areas to mitigate any further margin impacts and to improve overall product profitability. Optex Systems Holdings has requested an equitable adjustment on one of the howitzer loss programs due to significant design issues impacting the manufacturability of the product.  We are currently in negotiations regarding the equitable adjustment and expect to have final resolution on the request within the next three to six months.  As there is no guarantee that the request will be granted in whole or in part, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010. In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

We are aggressively pursuing additional, potentially higher margin business in periscopes, sighting systems and howitzer programs.  In April 2011, Optex Systems hired a Vice President-Business Development with an effective start date of May 16, 2011.  Responsibilities of the position include the pursuit of new business opportunities through product development and customer growth within the current and future defense programs.  New orders booked in the six months ending April 3, 2011 were $3.5 million consisting primarily of $2.4 million in foreign and domestic periscopes orders from several major defense contractors combined with foreign Howitzer unit orders of $0.3 million and other product group orders of $0.8 million.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas), Optex Systems, Inc.’s amortizable intangible assets increased significantly in 2009 over prior years. In fiscal year 2010, the amortization rate of intangible assets was $0.26 million per fiscal quarter. We reviewed the fair market value of our goodwill and intangible assets as of October 3, 2010 and based on significant reductions in anticipated government military spending, a reduction in customer order trends, and lower contract backlog, we determined that that goodwill was impaired. The review was based on a projected cash flow analysis of our future operations. As of the year ended October 3, 2010, after impairment, the total balance of unamortized intangible assets and goodwill was zero, and as such there was no intangible asset amortization expense during the six months ending April 3, 2011.

As of April 3, 2011, backlog was $13.8 million as compared to a backlog of $22.5 million as of March 28, 2010. The following table depicts the current expected delivery by quarter of all contracts awarded as of April 3, 2011.

	2011		2012				2013
Program Backlog (millions)	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Total
Howitzers	2.6	0.8	-	-	-	-	-	-	-	3.4
Periscopes	2.1	1.7	2.0	1.7	1.2	0.4	0.1	0.1	0.1	9.4
Sighting Systems	0.1	-	0.1	-	-	-	-	-	-	0.2
All Other	0.3	0.2	-	0.1	0.1	-	0.1	-	-	0.8
Total	5.1	2.7	2.1	1.8	1.3	0.4	0.2	0.1	0.1	13.8

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

In the event a termination for convenience were to occur, Federal Acquisition Regulation clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably incurred up to and as a result of the terminated contract. In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from us. We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the company as defined by Federal Acquisition Regulation clause 52.249-8. In addition, the federal government may require us to transfer title and deliver to the federal government any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that we have specifically produced or acquired for the terminated portion of this contract. The federal government shall pay the contract price for completed supplies delivered and accepted, and we would negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000, which is the federal government simplified acquisition threshold. These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold. Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation. As of April 3, 2011, none of our outstanding backlog fell under this criterion.

Three Months Ended April 3, 2011 Compared to the Three Months Ended March 28, 2010
Revenues. In the three months ended April 3, 2011, revenues decreased by 39.7% from the respective prior period in 2010 as set forth in the table below (dollar amounts in thousands):

	(In Millions, except for percentages)
	Three Months ended		Percent
Product Line	April 3, 2011	March 28, 2010	Change

Howitzer Programs	$0.8	$1.6	$-0.8
Periscope Programs	2.6	3.2	(0.6)
Sighting Systems	-	0.3	(0.3)
All Other	0.4	1.2	(0.8)
Total	$3.8	$6.3	$(2.5)

Percent increase (decrease)			(-39.7)%

Revenues decreased by $0.6 million, or 18.8%, on our periscope line during the three months ended April 3, 2011 as compared to the three months ended March 28, 2010. Based on our current backlog demand and a recent decline of new federal government orders deliverable in the remaining quarters of fiscal 2011, we expect the periscope product line deliveries to decline by 20-25% in the remaining two quarters of fiscal year 2011 as compared to revenues in the same period in 2010. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders. In order to preserve product margins and mitigate the impact of the reduced periscope revenues since the first half of fiscal 2010, we have implemented several reductions in force during the last 12 months representing a total decline of approximately 24% of our total workforce.

Revenues from the Howitzer programs decreased $0.8 million, or 50.0%, over the same three months in the prior year.  In March 2011, we completed one of our major Howitzer programs.  In addition, we have stopped production on another Howitzer program due a delay in receiving specialty glass material to be provided by our customer.  We expect to resume production on this line in the next 30-45 days.  We are currently negotiating a new contract delivery schedules with our U.S. government customer, which we expect will shift approximately $1.6 million of current deliverable Howitzer backlog from quarters two through four of fiscal year 2011 into the first two fiscal quarters of 2012.  The total impact of the expected contract modification will result in an overall shift of 33.5% of Howitzer revenue between fiscal 2011 and 2012 periods.

Sighting systems revenues decreased $0.3 million, or 100%, over the same three months in the prior year, due to the completion of U.S. government back up sighting systems and General Dynamics commander weapon sighting systems in fiscal year 2010. We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period for the U.S. government sighting systems does not expire until December 31, 2012. We continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would result in fiscal year 2012 deliveries.

Decreases in the other product line of $0.8 million, or 66.7%, for the three months ending April 3, 2011 are primarily a result of decreased sales of big eye binoculars , mirror assemblies and TVS4 and PVS Objective assembly sales to multiple customers for contracts completed fiscal year 2010.

Currently, we are experiencing losses on our U.S government Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability. These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs. As of April 3, 2011, Optex Systems Holdings has reserved $0.7 million in contract loss reserves on these programs with a remaining backlog of $3.4 million. Pending negotiation of contract delivery schedule changes, we are expecting to ship $1.7 million of the existing loss contract backlog in fiscal year 2011, with the remaining $1.7 million expected to ship in the first two quarters of fiscal year 2012. Optex Systems Holdings has requested an equitable adjustment on one of the Howitzer loss programs due to significant design issues impacting the manufacturability of the product.  We are currently in negotiations regarding the equitable adjustment and expect to have final resolution on the request within the next three to six months.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010. In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

Cost of Goods Sold. During the three months ended April 3, 2011, we recorded cost of goods sold of $3.2 million as opposed to $5.6 million during the three months ended March 28, 2010, a decrease of $2.4 million or 42.9%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable three month period in the prior year, in addition to decreased intangible amortization in the three months ended April 3, 2011 as compared to the three months ended March 28, 2010, due to the write off of intangible assets associated with the Optex Systems, Inc. (Texas) acquisition during the year ending October 3, 2010. The gross margin during the three months ended April 3, 2011 was $0.6 million or 15.8% of revenues as compared to a gross margin of $0.7 million or 11.2% for the three months ended March 28, 2010. The increase in gross margin percentage in the first fiscal quarter of 2011 as compared to the prior year is primarily due to the elimination in intangible amortization allocable to cost of goods sold of $0.2 combined with increased gross margins as a result of cost reductions implemented over the last twelve months.

G&A Expenses. During the three months ended April 3, 2011, we recorded operating expenses of $0.6 million as opposed to $0.7 million, during the three months ended March 28, 2010, a decrease of $0.1 million or 14.3%. Operating expenses decreased primarily due to the elimination of intangible amortization of $0.1 million attributable to the write off of intangible assets in the last quarter of fiscal year 2010,  We expect our operating expenses to continue to decline throughout the fiscal year compared to the prior year, as a result of the elimination of intangible amortization expense combined with other cost reduction initiatives implemented in the last twelve months.

Operating Income (Loss). During the three months ended April 3, 2011, we recorded operating income of $0.0 million, as compared to an operating loss of $0.01 million during the three months ended March 28, 2010. Our operating income has increased slightly, despite the reduction in revenues primarily due to the elimination of intangible amortization expense combined with cost reduction initiatives implemented in the last twelve months to mitigate the decline in revenue and maintain our competitive position.

Net Income (Loss) applicable to common shareholders. During the three months ended April 3, 2011, we recorded a net loss applicable to common shareholders of $0.12 million, as compared to $0.09 million for the three months ended March 28, 2010, representing an increased loss of $0.03 million. In the first three months of fiscal 2010 we recognized a tax benefit of $0.01 million as compared to $0.05 in the same period of fiscal year 2010. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. Interest expense decreased by $0.01 million in the current quarter over the prior year quarter.

Six Months Ended April 3, 2011 Compared to the Six Months Ended March 28, 2010

Revenues. In the six months ended April 3, 2011, revenues decreased by 28.7% from the respective prior period in 2010:

	(In Millions, except for percentages)
	Six Months ended		Percent
Product Line	April 3, 2011	March 28, 2010	Change

Howitzer Programs	$2.4	$2.6	$-0.2
Periscope Programs	5.6	6.4	(0.8)
Sighting Systems	-	0.7	(0.7)
All Other	0.7	2.5	(1.8)
Total	$8.7	$12.2	$(3.5)

Percent increase (decrease)			(-28.7)%

Revenues decreased by $0.8 million, or 12.5%, on our periscope line during the six months ended April 3, 2011 as compared to the six months ended March 28, 2010. Based on our current backlog demand and a recent decline of new federal government orders deliverable in the remaining quarters of fiscal 2011, we expect the periscope product line deliveries to decline by 20-25% in the remaining two quarters of fiscal year 2011 as compared to revenues in the same period in 2010. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders. In order to preserve product margins and mitigate the impact of the reduced periscope revenues since the first half of fiscal 2010, we have implemented several reductions in force during the last 12 months representing a total decrease of approximately 24% of our total workforce.

Revenues from the Howitzer programs decreased by $0.2 million, or 7.7%, over the prior year period.  In March 2011, we completed one of our major Howitzer programs.  In addition, we have stopped production on another Howitzer program due a delay in receiving specialty glass material provided by our customer.  We expect to resume production on this line in the next 30-45 days.  We are currently negotiating new contract delivery schedules with our U.S. government customer, which we expect will shift approximately $1.6 million of current deliverable Howitzer backlog from quarters two through four of fiscal year 2011 into the first two fiscal quarters of 2012. The total impact of the expected contract modification will result in an overall shift of 33.5% of Howitzer revenue between fiscal 2011 and 2012 periods.

Sighting systems revenues decreased $0.7 million, or 100%, over the same six months in the prior year, due to the completion of U.S. government back up sighting systems and General Dynamics commander weapon sighting systems in fiscal year 2010. We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period for the U.S. government sighting systems does not expire until December 31, 2012. We continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2012.

Decreases in other product lines of $1.8 million, or 72.0%, for the six months ending April 3, 2011 are primarily a result of decreased sales of big eye binoculars , mirror assemblies and TVS4 and PVS Objective assembly sales to multiple customers associated with contracts completed in fiscal year 2010.

Currently, we are experiencing losses on our U.S government Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability. These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs. As of April 3, 2011, Optex Systems Holdings has reserved $0.7 million in contract loss reserves on these programs with a remaining backlog of $3.4 million. Pending negotiation of contract delivery schedule changes, we are expecting to ship $1.7 million of the existing loss contract backlog in fiscal year 2011, with the remaining $1.7 million expected to ship in the first two quarters of fiscal year 2012 Optex Systems Holdings has requested an equitable adjustment on one of the howitzer loss programs due to significant design issues impacting the manufacturability of the product.  We are currently in negotiations regarding the equitable adjustment and expect to have final resolution on the request within the next three to six months.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010. In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

Cost of Goods Sold. During the six months ended April 3, 2011, we recorded cost of goods sold of $7.5 million as opposed to $10.7 million during the six months ended March 28, 2010, a decrease of $3.2 million or 29.9%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable six month period in the prior year, in addition to decreased intangible amortization in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 due to the write off of intangible assets associated with the Optex Systems, Inc. (Texas) acquisition as of the year ending October 3, 2010. The gross margin during the six months ended April 3, 2011 was $1.3 million or 15.0% of revenues as compared to a gross margin of $1.5 million or 12.3% for the six months ended March 28, 2010. The increase in gross margin percentage in the first two fiscal quarters of 2011 as compared to the prior year is primarily due to the elimination in intangible amortization allocable to cost of goods sold of $0.4 million combined with increased gross margins as a result of cost reductions implemented in the last twelve months.

G&A Expenses. During the six months ended April 3, 2011, we recorded operating expenses of $1.1 million as opposed to $1.4 million, during the six months ended March 28, 2010, a decrease of $0.3 million or 21.5%. Operating expenses decreased primarily due to the elimination of intangible amortization of $0.2 million attributable to the write off of intangible assets in the last quarter of fiscal year 2010.  We expect our operating expenses to continue to decline throughout the fiscal year, as compared to the prior year, due to the elimination of intangible amortization expense combined with other cost reduction initiatives implemented in the last twelve months.

Operating Income (Loss). During the six months ended April 3, 2011, we recorded operating income of $0.10 million, as compared to operating income of $0.05 million during the six months ended March 28, 2010. Our operating income has increased by $0.05 million or 100%, despite the reduction in revenues.  The increased operating income is primarily due to the elimination of intangible amortization expense combined with cost reduction initiatives implemented in the last twelve months that mitigated the decline in revenue and helped to maintain our competitive position.

Net Income (Loss) applicable to common shareholders. During the six months ended April 3, 2011, we recorded a net loss applicable to common shareholders of $0.2 million, as compared to $0.1 million for the six months ended March 3, 2010, representing an increased loss of $0.1 million. In the first six months of fiscal 2011 we recognized a tax expense of $0.02 million as compared to a $0.08 million tax benefit in the same period of fiscal year 2010. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. Interest expense increased by $0.01 million in the first six months of fiscal year 2011 as compared to the prior year due to the line of credit instituted in March 2010.

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

On August 3, 2010, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 2, 2010 to $20 thousand, and for the fiscal quarter ending April 3, 2011 to $200 thousand.

On November 23, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010. In addition, on November 29, 2010 Peninsula Bank Business Funding agreed to a second amendment for Sections 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending April 3, 2011 to $95 thousand.

On March 22, 2011, Peninsula Bank Business Funding and Optex Systems, Inc. (the “Company”), the wholly-owned subsidiary of Optex Systems Holdings, Inc., entered into a fourth amendment (which superseded a third interim amendment) to the existing credit facility agreement between them to extend the maturity date to March 15, 2012. Section 1.1 was amended to: (i) define “Borrowing Base” as $175,000, (ii) delete the definition of “EBITDA”, and (iii) amend subsection (i) of the definition of “Eligible Accounts” so as to exclude any accounts for any account debtor (other than GDLS) which exceed 30% of all accounts and for GDLS to exclude those total obligations that exceed the lesser of 50% of all accounts or the aggregate sum of $500,000. Section 2.3(a)(ii) was amended so that the minimum semiannual interest payment is $20,000, and Section 6.8 was amended in its entirety so as to require the Company to maintain a zero balance on the credit facility for a period of at least 30 consecutive days during the period from March 15, 2011 to March 15, 2012.

As of April 3, 2011, the outstanding balance on the line of credit is $436 thousand and on May 15, 2011, the latest practicable date, the balance was $378 thousand.

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

We currently have a pending progress bill of $1.3 million of incurred contract cost against one of our current Howitzer programs. Our ability to utilize progress billing on this government contract has been temporarily suspended pending completion of a 2011 Defense Contract Audit Agency (DCAA) Accounting System Review. We are working with DCAA to support the ongoing review and expect completion and approval of the outstanding progress bill within the next 60 days. Any unanticipated delays in the completion of the review, or in approval of the outstanding progress bill could have a temporary adverse impact on our working capital during the next quarter. Pending a contract schedule change under current negotiation, we expect to begin shipments under the contract in June or July of 2011.

Cash Flows for the Period from October 4, 2010 through April 3, 2011

Cash and Cash Equivalents. As of April 3, 2011, we had cash and cash equivalents of $0.7 million. During the period from October 4, 2010 through April 3, 2011, we decreased cash and cash equivalents by $0.3 million primarily attributable to payments made against the our line of credit.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from October 4, 2010 to April 3, 2011 totaled $0.4 million. The primary sources of cash during this period relate to collections of accounts receivable of approximately $0.4 million.

Net Cash (Used) by Investing Activities. In the six months ended April 3, 2011, net cash used by investing activities totaled $0.02 million and consisted of fixed asset purchases during the period.

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled $0.7 million during the six months ended April 3, 2011 due to the repayment of $0.7 million of the outstanding balance of the revolving credit facility since October 3, 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended April 3, 2011, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of April 3, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 3, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of April 3, 2011, we had approximately $0.7 million of loss provision accrued for these fixed price contracts.

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

As of April 3, 2011, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding. The Series A preferred stock is convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock. This would greatly dilute the holdings of our existing common stockholders. In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 18, 2011	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 18, 2011	By:	/s/ Karen Hawkins
Karen Hawkins Principal Financial Officer and Principal Accounting Officer