Form 10-Q
period 2011-07-03
Optex Systems Holdings Inc
filed 2011-08-15
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	000-54114	90-0609531
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q

For the period ended July 3, 2011

INDEX

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 4.	Control and Procedures	14

PART II— OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	14
Item 6.	Exhibits	15

SIGNATURE		16

Item 1. Financial Information

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 3, 2011

BALANCE SHEETS AS OF JULY 3, 2011 (UNAUDITED) AND OCTOBER 3, 2010	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 3, 2011(UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 27, 2010 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 3, 2011 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JUNE 27, 2010 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

Optex Systems Holdings, Inc.
Condensed Consolidated Balance Sheets

	(Thousands)
	(Unaudited) July 3, 2011	October 3, 2010
ASSETS

Current Assets
Cash	$682	$1,030
Accounts Receivable	1,887	2,375
Deferred Tax Asset - Short Term	-	376
Net Inventory	6,143	5,890
Prepaid Expenses	50	245
Total Current Assets	$8,762	$9,916

Property and Equipment
Property Plant and Equipment	$1,482	$1,457
Accumulated Depreciation	(1,211)	(1,161)
Total Property and Equipment	$271	$296

Other Assets
Deferred Tax Asset - Long Term	$615	$617
Security Deposits	21	21
Total Other Assets	$636	$638

Total Assets	$9,669	$10,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$878	$763
Accrued Expenses	612	574
Accrued Warranties	25	25
Accrued Contract Losses	659	1,357
Credit Facility	400	1,107
Total Current Liabilities	$2,574	$3,826

Total Liabilities	$2,574	$3,826

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 200,000,000
authorized, 139,444,940 shares issued and outstanding)	$139	$139
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par
5,000 authorized, 1,027 series A preferred issued and
outstanding)	-	-
Additional Paid-in-capital	17,542	17,162
Retained Earnings (Deficit)	(10,586)	(10,277)

Total Stockholders' Equity	$7,095	$7,024

Total Liabilities and Stockholders' Equity	$9,669	$10,850

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)
	Three months ended		Nine months ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Revenues	$3,231	$5,905	$11,971	$18,139

Total Cost of Sales	2,681	5,498	10,166	16,245

Gross Margin	$550	$407	$1,805	$1,894

General and Administrative
General Expenses	592	679	1,741	1,952
Amortization of Intangible Assets	-	80	-	239
Total General and Administrative	$592	$759	$1,741	$2,191

Operating Income (Loss)	$(42)	$(352)	$64	$(297)

Other Expenses
Interest (Income) Expense - Net	10	27	64	66
Total Other	$10	$27	$64	$66

Income (Loss) Before Taxes	$(52)	$(379)	$-	$(363)

Deferred Income Taxes (Benefit)	(17)	(169)	2	(243)

Net Income (Loss) After Taxes	$(35)	$(210)	$(2)	$(120)

Less preferred stock dividend	$(104)	$(98)	$(307)	$(290)

Net loss applicable to common shareholders	$(139)	$(308)	$(309)	$(410)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	139,444,940	139,444,940	139,444,940	139,444,940

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Thousands)
	Nine months ended July 3, 2011	Nine months ended June27, 2010

Cash flows from operating activities:
Net income (loss)	$(2)	$(121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	826
Provision for allowance for inventory valuation	-	(107)
Noncash interest expense	22	16
Stock option compensation expense	73	72
(Increase) decrease in accounts receivable	488	(913)
(Increase) decrease in inventory (net of progress billed)	(253)	1,145
(Increase) decrease in other current assets	183	118
(Increase) decrease in deferred tax asset (net of valuation allowance)	378	(243)
Increase (decrease) in accounts payable and accrued expenses	143	(1,806)
Increase (decrease) in accrued warranty costs	-	(57)
Increase (decrease) in accrued estimated loss on contracts	(698)	(17)
Total adjustments	$386	$(966)
Net cash (used)/provided by operating activities	$384	$(1,087)

Cash flows from investing activities:
Purchase of property and equipment	(25)	(8)
Net cash (used in) provided by investing activities	$(25)	$(8)

Cash flows from financing activities:
Proceeds from/(Repayments to) credit facility (net)	(707)	959
Proceeds from loans payable	-	250
Repayments on loans payable	-	(250)
Net cash (used In) provided by financing activities	$(707)	$959

Net increase (decrease) in cash and cash equivalents	$(348)	$(133)
Cash and cash equivalents at beginning of period	1,030	915
Cash and cash equivalents at end of period	$682	$782

Noncash Investing and Financing Activities:

Issuance of Warrants as Debt Issuance Cost
Additonal Paid in Capital (1,100,000 warrants)	$-	$32

Supplemental cash flow information:
Cash Paid for Interest	$42	49
Cash Paid for Taxes	$-	120

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc. ”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. was acquired by Optex Systems Holdings in a share exchange transaction. Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration, Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

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

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Longview’s interest in Optex Systems, Inc. then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc.), in a private transaction.

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of July 3, 2011, Optex Systems Holdings operated with 79 full-time equivalent employees.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of July 3, 2011 and October 3, 2010, inventory included:

	(Thousands)
	As of July 3, 2011	As of October 3, 2010
	(unaudited)
Raw Materials	$4,089	$4,343
Work in Process	2,727	2,824
Finished Goods	412	366
Gross Inventory	$7,228	$7,533
Less:
Unliquidated Progress Payments	(659)	(1,217)
Inventory Reserves	(426)	(426)
Net Inventory	$6,143	$5,890

Stock-Based Compensation: FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the income tax expense and pretax accounting income is primarily attributable non-deductible expenses representing permanent timing differences between book income and taxable income during the nine months ended July 3, 2011.

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

For the three and nine months ended July 3, 2011, 1,027 shares of Series A preferred stock, 2,537,649 stock options and 9,948,667 warrants were excluded as anti-dilutive. For the three and nine months ended June 27, 2010,  1,027 shares of Series A preferred stock, 2,655,649 stock options and 9,948,667 warrants were excluded as anti-dilutive.

Reclassification: Certain expenses reflected in the financial statements for the nine months ended June 27, 2010 have been reclassified to conform with the current year presentation.  Effective October 4, 2010 (the beginning of the current fiscal year), all financials have been converted from whole dollars and presented to the nearest thousand.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three and nine months ended July 3, 2011 was $74 and $219 thousand, respectively, and total expense for manufacturing and office equipment was $6 and $26 thousand, respectively. Total expense under facility lease agreements for the three and nine months ended June 27, 2010 was $43 and $186 thousand, respectively. Total expense for manufacturing and office equipment for the three and nine months ended June 27, 2010 was $7 and $22 thousand, respectively.

As of July 3, 2011, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year
2011	$63
2012	236
2013	232
2014	242
2015	201

Total minimum lease payments	$974

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of the deferred rent expense will be amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of July 3, 2011 was $98 thousand. Commencing on August 1, 2010, the base rent payment was $19 thousand per month.

Note 4 - Debt Financing

Short Term Note Payable/Longview Fund (Related Party) - On October 27, 2009, Optex Systems Holdings borrowed $250 thousand from the Longview Fund, a related party, pursuant to a promissory note, with an original maturity date of December 1, 2009, which was extended to July 15, 2010 pursuant to an allonge dated January 5, 2010. The note carried an interest rate of 10% per annum, and all accrued and unpaid interest thereon was due upon maturity. The note required Optex Systems Holdings to make a prepayment equal to 50% of the then outstanding principal amount plus accrued and unpaid interest thereon upon the closing of a credit facility or other equity or debt financing from which the net proceeds to Optex Systems Holdings were at least $900 thousand, with any remaining unpaid balance due on July 15, 2010. In exchange for the allonge, Optex Systems Holdings granted Longview a warrant to purchase 100,000 shares of its restricted common stock with an exercise price of $0.15 per share and with a term of three years. The principal amount of the note of $125 thousand plus all accrued and unpaid interest thereon was paid in full on June 4, 2010.

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

The Agreement provides for a revolving line of credit of up to $2 million, based upon advances to be made against percentages of eligible receivables as set forth in the Agreement. The material terms of the Agreement are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16 thousand.

•	Interest shall be paid monthly in arrears.

•	The expiration date of the Agreement is March 4, 2011(since extended to March 15, 2012), at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

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

As of July 3, 2011, the outstanding balance on the line of credit was $400 thousand and Optex was in compliance with all the required loan covenants in its loan agreement with Peninsula.

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

On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including options to purchase 250,000 shares to one executive officer.  These stock options vest 25% per year after each year of employment and have a seven year term from the date of issuance. For shares granted as of May 14, 2009, Optex Systems Holdings currently anticipates an annualized employee turnover rate of approximately 5% per year during the next few years.  As a result, it anticipates that only 1,116,349 of the 1,267,000 stock options will be vested by the end of the contract term.

As of July 3, 2011, 1,509,315 of the total awarded stock options had vested and 144,000 stock options had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $23 and $73 thousand for the three and nine months ended July 3, 2011, respectively, as compared to $25 and $72 thousand for the three and nine months ended June 27, 2010, respectively. The impact of these expenses is immaterial to the basic and diluted net loss per share for the three and nine months ended July 3, 2011 and June 27, 2010.   A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of option exercise. No tax deduction is allowed for incentive stock options. Accordingly, no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model. The fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares on the grant date. The expected volatility was calculated using the historical volatility of a diversified index of companies in the defense, homeland security, and space industry in accordance with FASB ASC 718-10-S99-1. In making this determination and trying to identify comparable companies, Optex Systems Holdings considered the industry, stage of life cycle, size and financial leverage of such other entities. Based on the development stage of Optex Systems Holdings at the valuation date, similar companies with sufficient historical data were not available. Optex Systems Holdings utilized the three year volatility of the SPADE Defense Index, which is a diversified index of 58 companies in the same industry as Optex Systems Holdings. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options. The expected life of options used was based on the contractual life of the option grant. Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that the company does not presently have any intention of paying cash dividends on its common stock

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of Grant	Shares Granted	Exercise Price	Shares Outstanding As of 7/03/11	Expiration Date	Vesting Date
03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	280,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	280,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	280,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	280,750	05/13/2016	05/14/2013
Total	2,681,649		2,537,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

Subject to Exercise	Number of Shares Remaining Options	Weighted Average Intrinsic Price	Weighted Average Life (Years)	Aggregate Value

Outstanding as of October 3, 2010	2,598,649	$-	4.13	$-
Granted – 2011	-	$-	-	-
Forfeited – 2011	(61,000)	$-	-	-
Exercised – 2011	-	$-	-	-
Outstanding as of July 3, 2011	2,537,649	$-	3.38	$-

Exercisable as of July 3, 2011	1,509,315	$-	2.69	$-

There were no new options granted or exercised during the three and nine months ended July 3, 2011. The total intrinsic value of options forfeited during the three and nine months ended July 3, 2011 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted-Average Grant-Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.14
Non-vested granted — Nine Months ended July 3, 2011	-	$0.00
Vested — Nine Months ended July 3, 2011	(732,334)	$0.14
Forfeited — Nine Months ended July 3, 2011	(61,000)	$0.14
Non-vested as of July 3, 2011	1,028,334	$0.14

As of July 3, 2011, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $139 thousand. This cost is expected to be recognized on a straight line basis through May 13, 2013. The total fair value of options and shares vested during the nine months ended July 3, 2011 was $0.

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

As of July 3, 2011, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 07/03/11	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Business Funding - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the three and nine months ended July 3, 2011 Optex Systems Holdings recorded a total of $0 and $12 thousand in interest expense, respectively, related to the outstanding warrants.  As of July 3, 2011 the interest expense on outstanding warrants was fully amortized. These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 6 Stockholder’s Equity

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

As of the three and nine months ended July 3, 2011, Optex Systems Holdings recorded preferred dividends payable of $104 and $307 thousand, respectively, and as of the three and nine months ended June 27, 2010, Optex Systems Holdings recorded preferred dividends payable of $98 and $290 thousand of dividends, respectively.  As of July 3, 2011 there was a total of $884 thousand of dividends in arrears on the preferred shares.  The preferred shareholders have agreed to waive the past dividends in exchange for an increase in the stated value to $6,830.64, as well as waiving future dividends.

On April 14, 2011, pursuant to a Written Consent in Lieu of a Meeting of Shareholders, Sileas Corporation, holder of approximately 73.3% of the Company’s Common Stock, approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 200,000,000 to 2,000,000,000. This Written Consent is the subject of a Schedule 14C Information Statement filed with the Securities and Exchange Commission on April 18, 2011, which is currently pending.

On April 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share), which will trigger the ratchet provision of the Series A preferred stock and reduce the conversion price to $.01 per share.  The S-1 also contemplates a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors and a waiver of accrued dividends from the Series A preferred shareholders.  The Registration Statement on Form S-1 is currently in the review process with the Commission

Note 7– Reduction in Force

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

Note 8 – Subsequent Events

On July 25, 2011, the preferred shareholders agreed to waive all accrued dividends up to the date of the waiver and all future dividends which may accrue on or after the waiver upon the effectiveness of the Registration Statement filed on form S-1 and discussed in note 6.  In exchange for the waiver, the Company has agreed to a new stated value per share of the Series A Preferred Stock of $6,860.34 which shall be accepted as payment in full of dividends to date in the event the Registration Statement is not declared effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management's discussion and analysis reflects information known to management as at July 3, 2011 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended October 3, 2010 and the quarter ended July 3, 2011, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Longview’s interest in Optex Systems, Inc. then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc.), in a private transaction.

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of July 3, 2011, Optex Systems Holdings operated with 79 full-time equivalent employees.

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

Results of Operations

During the second half of calendar 2010, we experienced reductions in forecasted sales volume due to changes in incremental funding commitments by federal agencies. Approval of the 2011 Congressional budget for the fiscal year beginning on October 1, 2010 and ending September 30, 2011, was obtained in mid-April, although current U.S. government spending continues to be based upon appropriations at 2010 levels. The fiscal year 2012 budget shows approximately a five percent proposed general decrease in defense spending.  In light of the recently enacted federal legislation pertaining to the debt ceiling increase, deficit spending and further anticipated spending cuts, we believe that it is unlikely there will be any increase or rebound relating to the future appropriation levels of Abrams tanks, Bradley fighting vehicles and Stryker wheeled vehicles, as well as other significant armored tank programs. We will continue to evaluate the potential impact of changes in government defense spending to Optex Systems Holdings as the information becomes available, although based upon information currently available, we do not anticipate any material changes. Due to new periscope orders from non-traditional sources and the aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business. We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

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

	Three months ending January 2, 2011	Three months ending April 3, 2011	Three months ending July 3, 2011	Nine months ending July 3, 2011	Three months ending December 27, 2009	Three months ending March 28, 2010	Three months ending June 27, 2010	Nine months ending October 3, 2010
Net Loss Applicable to Common Shareholders - GAAP	$(0.05)	$(0.12)	$(0.13)	$(0.30)	$-	$(0.10)	$(0.30)	$(0.40)
Add:								-
Interest Expense	0.02	0.03	0.01	0.06	-	-	-	-
Preferred Stock Dividend	0.10	0.10	0.10	0.30	0.10	0.10	0.10	0.30
Federal Income Taxes (Benefit)	0.03	(0.01)	(0.02)	-	-	(0.10)	(0.20)	(0.30)
Depreciation & Amortization	0.02	0.02	0.01	0.05	0.30	0.30	0.30	0.90
EBITDA - Non GAAP	$0.12	$0.02	$(0.03)	$0.11	$0.40	$0.20	$(0.10)	$0.50

Our EBITDA declined from $0.5 million to $0.11 million, a decrease of $0.39 million, for the nine months ended July 3, 2011 as compared to the prior year performance for the same period. The EBITDA reduction for the period was primarily attributable to a 34.0% or $6.2 million reduction in revenue over the prior year.  Optex was able to minimize the impact of lower revenues through cost improvements resulting in a 4.6% increase in the gross margin percentage, and a 20.6% reduction in general and administrative costs.  We continue to pursue cost efficiencies in the production and general and administrative areas.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates. Shifts in gross margin from quarter to quarter are primarily attributable to the differing product mix recognized as revenues during each respective period. In fiscal year 2010, we completed existing contracts which were awarded in 2003 for legacy loss and low margin periscope orders. In the nine months ending July 3, 2011, our gross margins on the remaining periscopes business has increased 3.9% over the gross margins rates for these products in the same period of the prior year. We expect our gross margins on these types of periscopes to continue to improve as new orders are booked and additional cost reduction initiatives are implemented.

We are currently experiencing losses on all of our U.S government Howitzer programs awarded from in August 2005 through September 2010 as a result of unanticipated manufacturing costs due to design and technical data package issues impacting product manufacturability. We entered fiscal 2011 with a historically higher percentage of loss Howitzer contracts, to total shippable backlog and a reduced visibility into the anticipated orders in other product groups to be booked in the current year. Our current backlog on these loss programs as of July 3, 2011 is $2.9 million with contract loss reserves of $0.7 million. We completed contract deliveries on one of our major Howitzer programs in March 2011, with the remaining two contracts expected to complete by April 2012.  We continue to pursue cost reductions in our production and general and administrative areas to mitigate any further margin impacts and to improve overall product profitability. Optex Systems Holdings has requested an equitable adjustment on one of the Howitzer loss programs due to significant design issues impacting the manufacturability of the product.  We are currently in negotiations regarding the equitable adjustment and expect to have final resolution on the request within the next three months.  As there is no guarantee that the request will be granted in whole or in part, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010. In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

We are aggressively pursuing additional, potentially higher margin business in periscopes, sighting systems and Howitzer programs.  In April 2011, Optex Systems hired a Vice President-Business Development with an effective start date of May 16, 2011.  Responsibilities of the position include the pursuit of new business opportunities through product development and customer growth within the current and future defense programs.  New orders booked in the nine months ending July 3, 2011 were $6.4 million consisting primarily of $5.1 million in foreign and domestic periscopes orders from several major defense contractors combined with foreign Howitzer unit orders of $0.3 million and other product group orders of $1.0 million.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas), Optex Systems, Inc.’s amortizable intangible assets increased significantly in 2009 over prior years. In fiscal year 2010, the amortization rate of intangible assets was $0.26 million per fiscal quarter. We reviewed the fair market value of our goodwill and intangible assets as of October 3, 2010 and based on significant reductions in anticipated government military spending, a reduction in customer order trends, and lower contract backlog, we determined that that goodwill was impaired. The review was based on a projected cash flow analysis of our future operations. As of the year ended October 3, 2010, after impairment, the total balance of unamortized intangible assets and goodwill was zero, and as such there was no intangible asset amortization expense during the nine months ending July 3, 2011.

As of July 3, 2011, backlog was $13.5 million as compared to a backlog of $18.1 million as of June 27, 2010. The following table depicts the current expected delivery by quarter of all contracts awarded as of July 3, 2011.

	2011	2012				2013
Program Backlog (millions)	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Total
Howitzers	0.7	0.9	0.9	0.4	-	-	-	-	2.9
Periscopes	2.4	2.4	1.6	1.4	0.9	0.4	0.4	0.1	9.6
Sighting Systems	-	0.2	-	-	-	-	-	-	0.2
All Other	0.3	0.1	0.1	0.1	0.1	0.1	-	-	0.8
Total	3.4	3.6	2.6	19	1.0	0.5	0.4	0.1	13.5

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000, which is the federal government simplified acquisition threshold. These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold. Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation. As of July 3, 2011, none of our outstanding backlog fell under this criterion.

Three Months Ended July 3, 2011 Compared to the Three Months Ended June 27, 2010

Revenues. In the three months ended July 3, 2011, revenues decreased by 45.3% from the respective prior period in 2010 as set forth in the table below (dollar amounts in thousands):

	(Millions, except for percentages)
	Three Months ended
Product Line	July 3, 2011	June 27, 2010	Percent Change
Howitzer Programs	$0.5	$1.7	$(1.2)
Periscope Programs	2.5	2.9	(0.4)
Sighting Systems	-	0.2	(0.2)
All Other	0.2	1.1	(0.9)
Total	$3.2	$5.9	$(2.7)

Percent increase (decrease)			(-45.8)%

Revenues decreased by $0.4 million, or 13.8%, on our periscope line during the three months ended July 3, 2011 as compared to the three months ended June 27, 2010. Based on our current backlog demand in the remaining quarters of fiscal 2011, we expect the periscope product line deliveries to increase by 12-15% in the last quarters of fiscal year 2011 as compared to revenues in the same quarter in 2010. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.

Revenues from the Howitzer programs decreased $1.2 million, or 70.6%, over the same three months in the prior year.  In March 2011, we completed one of our major Howitzer programs.  In addition, we have stopped production on another Howitzer program due a delay in receiving specialty glass material to be provided by our customer.  We expect to resume production on this line by September 2011.  In July 2011, we completed negotiations for a new contract delivery schedule with our U.S. government customer, which resulted in a shift of $2.2 million of deliverable Howitzer backlog from fiscal year 2011 to the first three fiscal quarters of 2012.  The total impact of the contract modification resulted in an overall shift of 35.0% of Howitzer revenue between fiscal 2011 and 2012 periods.

Sighting systems revenues decreased $0.2 million, or 100%, over the same three months in the prior year, due to the completion of U.S. government orders for back up sighting systems and General Dynamics commander weapon sighting systems in fiscal year 2010. We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period for the U.S. government sighting systems does not expire until December 31, 2012. We continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would result in fiscal year 2012 deliveries.

Decreases in the other product lines of $0.9 million, or 81.8%, for the three months ending July 3, 2011 are primarily a result of decreased sales of big eye binoculars, mirror assemblies and TVS4 and PVS Objective assembly sales to multiple customers for contracts completed fiscal year 2010.

 In order to preserve product margins and mitigate the impact of the reduced revenues since fiscal 2010, we have implemented several reductions in force during the last 21 months since the beginning of fiscal year 2010, representing a total decline of approximately 26.2% of our total workforce.

Currently, we are experiencing losses on our U.S government Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability. These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs. As of July 3, 2011, Optex Systems Holdings had reserved $0.7 million in contract loss reserves on these programs with a remaining backlog of $2.9 million.  We are expecting to ship $0.7 million of the existing loss contract backlog in fiscal year 2011, with the remaining $2.2 million expected to ship in the first three quarters of fiscal year 2012. Optex Systems Holdings has requested an equitable adjustment on one of the Howitzer loss programs due to significant design issues impacting the manufacturability of the product.  We are currently in negotiations regarding the equitable adjustment and expect to have final resolution on the request within the next three months.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010. In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

Cost of Goods Sold. During the three months ended July 3, 2011, we recorded cost of goods sold of $2.7 million as opposed to $5.5 million during the three months ended June 27, 2010, a decrease of $2.8 million or 50.9%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable three month period in the prior year, in addition to decreased intangible amortization in the three months ended July 3, 2011 as compared to the three months ended June 27, 2010, due to the write off of intangible assets associated with the Optex Systems, Inc. (Texas) acquisition during the year ending October 3, 2010. The gross margin during the three months ended July 3, 2011 was $0.6 million or 18.8% of revenues as compared to a gross margin of $0.4 million or 6.8% for the three months ended June 27, 2010. The increase in gross margin percentage for the quarter as compared to the prior year is primarily due to the elimination in intangible amortization allocable to cost of goods sold of $0.2 combined with increased gross margins as a result of cost reductions implemented over the last twelve months.

G&A Expenses. During the three months ended July 3, 2011, we recorded operating expenses of $0.6 million as opposed to $0.8 million, during the three months ended June 27, 2010, a decrease of $0.2 million or 25.0%. Operating expenses decreased primarily due to the elimination of intangible amortization of $0.1 million attributable to the write-off of intangible assets in the last quarter of fiscal year 2010 combined with reduced spending in general insurance, legal expenses and investor relations over prior year levels.,  We expect our operating expenses to continue to decline throughout the fiscal year compared to the prior year, as a result of the elimination of intangible amortization expense combined with other cost reduction initiatives implemented in the last twelve months.

Operating Income (Loss). During the three months ended July 3, 2011, we recorded an operating loss of $0.04 million, as compared to an operating loss of $0.35 million during the three months ended June 27, 2010. Despite the reduction in revenues for the quarter, we have been able to improve on our prior year operating loss for the same period by $0.31 million due to improvements in gross margin and reduced general and administrative costs.

Net Income (Loss) applicable to common shareholders. During the three months ended July 3, 2011, we recorded a net loss applicable to common shareholders of $0.14 million, as compared to $0.31 million for the three months ended June 27, 2010, representing a decreased loss of $0.17 million. In the third three months of fiscal 2010 we recognized a tax benefit of $0.02 million as compared to $0.17 in the same period of fiscal year 2010. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and changes in reserve balances. Interest expense decreased by $0.17 million in the current year quarter as compared to the prior year quarter.

Nine months ended July 3, 2011 Compared to the nine months ended June 27, 2010

Revenues. In the nine months ended July 3, 2011, revenues decreased by 34.0% from the respective prior period in 2010:

	(Millions, except for percentages)
	Nine months ended
Product Line	July 3, 2011	June 27, 2010	Percent Change
Howitzer Programs	$2.8	$4.3	$(1.5)
Periscope Programs	8.1	9.3	(1.2)
Sighting Systems	0.1	0.9	(0.8)
All Other	1.0	3.6	(2.6)
Total	$12.0	$18.1	$(6.1)

Percent increase (decrease)			(33.7)%

Revenues decreased by $1.2 million, or 12.9%, on our periscope line during the nine months ended July 3, 2011 as compared to the nine months ended June 27, 2010. Based on our current backlog demand deliverable in the remaining quarter of fiscal 2011, we expect the periscope product line deliveries to decline by 12-15% in the remaining quarters of fiscal year 2011 as compared to revenues in the same period in 2010. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.

Revenues from the Howitzer programs decreased by $1.5 million, or 34.9%, over the prior year period.  In March 2011, we completed one of our major Howitzer programs.  In addition, we have stopped production on another Howitzer program due a delay in receiving specialty glass material to be provided by our customer.  We expect to resume production on this line by September 2011.  In July 2011, we completed negotiations for a new contract delivery schedule with our U.S. government customer, which resulted in a shift of $2.2 million of deliverable Howitzer backlog from fiscal year 2011 to the first three fiscal quarters of 2012.  The total impact of the contract modification resulted in an overall shift of 35.0% of Howitzer revenue between fiscal 2011 and 2012 periods.

Sighting systems revenues decreased $0.8 million, or 88.9%, over the same nine months in the prior year, due to the completion of orders for U.S. government back up sighting systems and General Dynamics commander weapon sighting systems in fiscal year 2010. We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period for the U.S. government sighting systems does not expire until December 31, 2012. We continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units, which if successfully consummated, would yield deliveries in fiscal year 2012.

Decreases in other product lines of $1.8 million, or 72.0%, for the nine months ending July 3, 2011 are primarily a result of decreased sales of big eye binoculars, mirror assemblies and TVS4 and PVS Objective assembly sales to multiple customers associated with contracts completed in fiscal year 2010.

In order to preserve product margins and mitigate the impact of the reduced revenues since fiscal 2010, we have implemented several reductions in force during the last 21 months since the beginning of fiscal year 2010, representing a total decline of approximately 26.2% of our total workforce.

Currently, we are experiencing losses on our U.S government Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability. These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the start up phase of the programs. As of July 3, 2011, Optex Systems Holdings has reserved $0.7 million in contract loss reserves on these programs with a remaining backlog of $2.9 million.  We are expecting to ship $0.7 million of the existing loss contract backlog in fiscal year 2011, with the remaining $2.2 million expected to ship in the first three quarters of fiscal year 2012. Optex Systems Holdings has requested an equitable adjustment on one of the Howitzer loss programs due to significant design issues impacting the manufacturability of the product.  We are currently in negotiations regarding the equitable adjustment and expect to have final resolution on the request within the next three months.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings recognized the entire estimated loss in fiscal year 2010. In the event we are unsuccessful in obtaining an equitable adjustment, future margins on these revenues are expected to be zero as these losses have been previously recognized to the extent identified.

Cost of Goods Sold. During the nine months ended July 3, 2011, we recorded cost of goods sold of $10.2 million as opposed to $16.2 million during the nine months ended June 27, 2010, a decrease of $6.0 million or 37.0%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable nine month period in the prior year, in addition to decreased intangible amortization in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 due to the write off of intangible assets associated with the Optex Systems, Inc. (Texas) acquisition as of the year ending October 3, 2010. The gross margin during the nine months ended July 3, 2011 was $1.8 million or 15.0% of revenues as compared to a gross margin of $1.9 million or 10.5% for the nine months ended June 27, 2010. The increase in gross margin percentage in the first three fiscal quarters of 2011 as compared to the prior year is primarily due to the elimination in intangible amortization allocable to cost of goods sold of $0.4 million combined with increased gross margins as a result of cost reductions implemented in the last twelve months.

G&A Expenses. During the nine months ended July 3, 2011, we recorded operating expenses of $1.7 million as opposed to $2.2 million, during the nine months ended June 27, 2010, a decrease of $0.5 million or 22.8%. Operating expenses decreased primarily due to the elimination of intangible amortization of $0.2 million attributable to the write off of intangible assets in the last quarter of fiscal year 2010 as well as several other cost reduction measures implemented in fiscal year 2011.  We expect our operating expenses to continue to decline throughout the fiscal year, as compared to the prior year, due to the elimination of intangible amortization expense combined with other cost reduction initiatives implemented in the last twelve months.

Operating Income (Loss). During the nine months ended July 3, 2011, we recorded operating income of $0.06 million, as compared to an operating loss of $0.30 million during the nine months ended June 27, 2010. Our operating loss has decreased by $0.24 million or 80%, despite the reduction in revenues.  The decreased operating loss is primarily due to the elimination of intangible amortization expense combined with cost reduction initiatives implemented in the last twelve months that mitigated the decline in revenue and helped to maintain our competitive position.

Net Income (Loss) applicable to common shareholders. During the nine months ended July 3, 2011, we recorded a net loss applicable to common shareholders of $0.3 million, as compared to $0.4 million for the nine months ended March 3, 2010, representing a decreased loss of $0.1 million. The decreased loss is primarily due to the decrease in operating loss, offset by the deferred tax benefit incurred in fiscal year 2010.

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

•
The expiration date of the facility was originally March 4, 2011 (since extended to March 15, 2012), at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

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

On August 3, 2010, Peninsula Bank Business Funding agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending October 2, 2010 to $20 thousand, and for the fiscal quarter ending July 3, 2011 to $200 thousand.

On November 23, 2010, Peninsula Bank Business Funding waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010. In addition, on November 29, 2010 Peninsula Bank Business Funding agreed to a second amendment for Sections 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending July 3, 2011 to $95 thousand.

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

As of July 3, 2011, the outstanding balance on the line of credit was $400 thousand and on August 15, 2011, the latest practicable date, the balance was $0.  The company intends to maintain the credit facility balance at zero during the period from August 4, 2011 through September 3, 2011 in satisfaction of the 30 consecutive days zero balance loan requirement included in section 6.8 of amendment 4 noted above.

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

Our ability to utilize progress billing on government contract was temporarily on hold since March 2011 pending completion of a 2011 Defense Contract Audit Agency (DCAA) Progress Billing Audit and Accounting System Review. Progress billing audits and accounting system reviews are conducted periodically by the government to ensure the Company’s systems meet the necessary requirements.  The progress billing audit was successfully completed in July 2011 and based upon the audit results, the contracting officer approved a pending progress payment of $1.3 million related to incurred contract cost through April 2011 on one of our Howitzer programs.  The progress bill payment was subsequently received by the Company on August 3, 2011.  Pending final completion of the Accounting Systems Review expected in August, we anticipate the submission and approval of an additional progress bill against the program for approximately $0.3 million in the next 30-60 days.

Cash Flows for the Period from October 4, 2010 through July 3, 2011

Cash and Cash Equivalents. As of July 3, 2011, we had cash and cash equivalents of $0.7 million. During the period from October 4, 2010 through July 3, 2011, we decreased cash and cash equivalents by $0.3 million primarily attributable to payments made against the open line of credit.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from October 4, 2010 to July 3, 2011 totaled $0.4 million. The primary sources of cash during this period relate to collections of accounts receivable of approximately $0.5 million.

Net Cash (Used) by Investing Activities. In the nine months ended July 3, 2011, net cash used by investing activities totaled $0.03 million and consisted of fixed asset purchases during the period.

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled $0.7 million during the nine months ended July 3, 2011 due to the repayment of $0.7 million of the outstanding balance of the revolving credit facility since October 3, 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 3, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 3, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of July 3, 2011, we had approximately $0.7 million of loss provision accrued for these fixed price contracts.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and Principal
Accounting Officer