Form 10-K
period 2011-10-02
Optex Systems Holdings Inc
filed 2011-12-27
CIK 1397016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2011

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
Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

The aggregate market value of the 26,111,658  shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on December 20, 2011 was $52,223.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December __20, 2011
Common Stock	139,444,940

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

Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier, and if successful, it would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 8, 2011, approximately 7% of our material requirements are single-sourced across 5 suppliers representing approximately 8% of our active supplier base. Single sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

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

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of December 20, 2011).

DSP-5 Licenses	Issue Date	Expiration Date (48 months from date of issue)
50128943	11/24/2008	11/23/2012
50137740	1/5/2009	1/4/2013
50146207	3/13/2009	3/12/2013
50137823	1/5/2009	1/4/2013
50169739	6/4/2009	6/3/2013
50184920	8/19/2009	8/18/2013
50185923	8/28/2009	8/27/2013
50187735	3/19/2010	3/18/2014
50230854	3/30/2010	3/29/2014
50187735	10/1/2009	9/30/2013
50220671	10/1/2009	9/30/2013
50221743	4/1/2010	3/31/2014
50209709	2/23/2010	2/22/2014
50233257	6/10/2010	6/9/2014
50269333	1/7/2011	1/6/2015
50274142	1/5/2011	1/4/2015
50275888	2/28/2011	2/27/2015
50284334	3/1/2011	2/28/2015
50290287	4/13/2011	4/12/2015
50290963	5/2/2011	5/1/2015
50302078	5/27/2011	5/26/2015
50303894	6/1/11	5/30/15
5029802	6/6/11	6/5/15
50310470	7/7/11	7/6/15
50309527	7/12/11	7/11/15
50313126	7/14/11	7/13/15
50314547	8/11/11	8/10/15
50324632	9/8/11	9/7/15
50323843	9/23/11	9/22/15

DSP-73 Licenses	Issue Date	Expiration Date (48 months from date of issue)
730007737	8/13/2008	8/12/2012
730008340	9/26/2008	9/25/2012
730008736	11/18/2008	11/17/2012
730010051	2/27/2009	2/26/2013
730024737	2/16/2010	2/15/2014
730026913	6/15/2010	6/15/2014
730030429	2/22/2011	2/21/2015
730031574	6/15/11	6/14/15
730033471	9/16/11	9/15/15
730033903	9/23/11	9/22/15

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

The material terms of our material contracts are as follows (updated as of  December 20, 2011):

						Progress
					Total	/Milestone	Order	Remaining
	Customer	Contract	Contract Quantities		Award	Billable	Period	Value	Delivery
Customer	PO/Contract	Type	Min Qty	Max Qty	Value (2)	(1)	Expiration	(3)	Period

General Dynamics Land Systems	40050551 (Multiple Prime Contracts)	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$6,330,336	Yes	N/A	$3,673,347	Jan 2011 - Feb 2013

DLA Land – Warren (4)	SPRDL1-12-C-0023	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$1,152,272	Yes	N/A	$1,152,272	Nov 2011 - Oct 2012

International Defense Contractor (5)	Subcontract PO 35334144	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$7,830,695	Yes	N/A	$7,830,695	Mid 2012 - Oct 2017

(1) Payment terms on shipments are net 30 days.
(2) “Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to
Optex. The total award value represents already awarded delivery order contracts. Based on Optex's historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3) The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of October 27, 2011. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been the experience of Optex Systems that these clauses are rarely invoked.
(4) Contract was awarded on October 24, 2011.
(5) Contract was awarded on October 24, 2011 but effective November 3, 2011 as the date on which approved for disclosure by contractor.  This contract provides for milestone billing, in part.

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

Specific product lines include:

•	Electronic sighting systems

•	Mechanical sighting systems

•	Laser protected glass periscopes

•	Laser protected plastic periscopes

•	Non-laser protected plastic periscopes

•	Howitzer sighting systems

•	M36 Thermal Day / Night Periscopes

•	Ship binoculars

•	Replacement optics (e.g. filters, mirrors)

Location and Facility

We are located in Richardson, TX in an approximately 49,000 square foot facility, and as of December 8, 2011, we had 76 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility. Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease. Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.
•	The annual base rent rate is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $0.2 million improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

 Market Opportunity – U.S. Military

Optex Systems Holdings believes the U.S. government’s commitment to military defense spending in the coming years will remain strong; however, in light of recent government uncertainties related to the congressional budget and current deficit spending, we cannot anticipate whether the historical trends in military spending will continue at the same pace as in prior years. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2001 through 2010. It is difficult to directly tie this spending to any specific military vehicles; (with the extraordinary exception of the Mine Resistant Ambush Protected $22 billion program funded in FY2007-2008); however, Optex Systems Holdings serves the U.S. armed forces and various state national guards. The purpose of including this chart is to provide the reader with actual trend data showing military spending by the government from 2001 through 2010. The total military spending increased from $290.2 billion in 2001 to $666.7 billion in 2010 representing a total increase in military spending of 229.8% in the last 10 years. However, unlike the trend previously depicted in this chart, we have experienced reduced spending in 2011 and given the forecast of reduced spending of the U.S. military in the coming years, Optex Systems Holdings continues to aggressively pursue international opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures. We are currently bidding on several substantial government contracts to expand sales and production beyond the current production and backlog. A good example of this activity is where Optex Systems Holdings is supporting General Dynamics Land Systems in their attempt to secure the production of the Israeli Namer Armored Personnel Carrier (Merkava APC). In this opportunity, General Dynamics Land Systems is quoting the production of 386 vehicles which contain a “Periscope Kit” which could be supplied by Optex Systems Holdings. This kit would contain seven periscopes and sixteen additional supporting part numbers. Optex Systems Holdings will continue to pursue these international opportunities through direct sales (example General Dynamics Land Systems – Canada) and through existing customers (General Dynamics Land Systems – Israeli Namer Project). We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth.

Source: Government Printing Office, U.S. Budget Historical Tables, FY 2011, Table 3.2 Outlays by function and subfunction, 1962-2015

The following factors are important to the U.S. military:

•	Reliability – failure can cost lives

•	Time delivery to schedule

•	System life cycle extension

•	Low cost/best value

•	Visual aids for successful execution of mission objectives

•	Mission critical products.

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

Optex Systems Holdings believes that these are potential opportunities for it to pursue; however, it has not yet performed a full analysis of these product areas to validate whether they are appropriate for commercial pursuit in light of current market conditions.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (TACOM Life Cycle Command, DLA (Defense Logistics Agency) Warren, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, and NorcaTec) and also as a supplier to foreign governments (Israel, Australia and NAMSA). Although we do serve all three of these categories, for the twelve months ended October 2, 2011, we derived approximately 95% of the gross business revenue from four customers, with 67% from General Dynamics Land Systems Divisions, 18% from TACOM, 6% from DLA, and 4% from BAE Systems with which we have approximately 51 discrete contracts for items that are utilized in vehicles, product lines and spare parts. Given the size of General Dynamics Land System Division, and Tank-automotive and Armaments Command, and DLA as well as the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Substitutes – Low Risk to Optex Systems Holdings. Optex Systems Holdings has both new vehicle contracts and replacement part contracts for the exact same product. The U.S. government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice through 2040. The Bradley vehicle has been in service for 28 years, the Abrams for 27 years. Therefore, it appears that the systems are capable of a life of approximately 30 years. In February 2008, the U.S. Army signed a multiyear third party contract for the delivery of improved Abrams and Bradleys. The contract is for up to 435 tanks and 540 Bradley vehicles. These are the only production tanks currently being procured by the government. This, in conjunction with the 30 year life span, supports their continued use through 2040. There are no replacement systems known to be proposed or funded at this time. The Abrams is the principal battle tank of the United States Army an3d Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia. The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals.

Suppliers – Low to Medium Risk to Optex Systems Holdings. Given the current state of the economy, the suppliers of standard processes (e.g., casting, machining and plating) need to be very competitive to gain and /or maintain contracts. Those suppliers of products that use top secret clearance processes are slightly better off; however, there continues to be multiple avenues of supply and therefore only moderate power.

The second model is a two by two matrix for products and customers.

This product/customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Name	Product Line
M137, M187, M119 Aiming Device	Howitzer Sighting Systems
Aiming Circle	Howitzer Sighting Systems
Periscopes	Laser Protected Plastic Periscopes
Collimators	Electronic Sighting Systems
Day/Night Thermal Vision	M36 Thermal Sighting Systems
Back Up Sights	Mechanical Sighting Systems
ICWS	Laser Protected Glass Periscopes

Operations Plan

Our operations plan can be broken down into three distinct areas: material management, manufacturing space planning and efficiencies associated with economies of scale.

Materials Management–

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

Manufacturing Space Planning

We currently lease approximately 49,000 square feet of manufacturing space (see “Location and Facility”). Our current facility is sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. As part of our lease agreement renewed January 4, 2010, Optex was able to negotiate additional leasehold improvements of $0.2 million paid by the landlord. These funds were primarily expended on plant rearrangement allowing for a more streamlined approached to material movement and production within the organization.

Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales perspective. These cost reductions can then be either brought directly to the bottom line or used for business investment.

This process is driven by the use of six sigma techniques and process standardization. Initial activities in this area have been the successful six sigma projects in several production areas which have led to improved output and customer approval on the aesthetics of the work environment. In addition to the 5S projects, we have used the define, measure, analyze, improve, control problem solving technique to identify bottlenecks within the process flow and improve product yields. These successful techniques can then be duplicated across the production floor and drive operational improvements.

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

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time, we consider our primary competitors to be Seiler Instruments, Miller-Holzwarth, Kent Periscopes, Senergy International and Optronics.

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

Employees

Optex Systems Holdings had 76 full time equivalent employees as of December 8, 2011. Optex Systems Holdings also uses a small temporary work force to handle peak loads. To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

Item 1A  Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this annual report, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we will face. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us, material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

Risks Related to our Business

We expect that we may need to raise additional capital in the future beyond any proceeds received from this offering; additional funds may not be available on terms that are acceptable to us, or at all.

We anticipate we may have to raise additional capital in the future to service our debt and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future equity or debt financings may be difficult to obtain. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

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

Current economic conditions may continue to cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance. Our ability to raise funds, upon which we are fully dependent to continue to expand our operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and economic recession.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of October 2, 2011, previous loss contracts have been shipped completed and there are no future losses anticipated on our current backlog, thus we had no loss provision accrued for these fixed price contracts.

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

We have sought to mitigate the adverse impact on our results of operations from U.S. military orders by seeking to obtain foreign military orders. We recently won our first successful bid in securing the $7.8 million five year contact with a foreign military contractor; however, since we have yet to begin delivery under this contract, we cannot yet determine if this contract win and our other efforts will mitigate the impact that the slower pace of U.S. military orders has had on our results from operations.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price). As of December 8, 2011, approximately 7% of our material requirements are single-sourced across 5 suppliers representing approximately 8% of our active supplier base.  Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs. We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for Optex Systems Holdings to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 8, 2011.

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

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery. Approximately 60% of our current (as of October 2, 2011) contract deliveries are covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from four customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended October 2, 2011, we derived approximately 95% of the gross business revenue from four customers, with 67% from General Dynamics Land Systems Divisions, 18% from TACOM, 6% from DLA, and 4% from BAE Systems.  Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by either General Dynamics Land System Division or Tank-automotive and Armaments Command or DLA/Warren to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent 95% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 51 discrete contracts with General Dynamics Land System Division, Tank-automotive and Armaments Command and DLA/Warren. If they choose to terminate these contracts, Optex Systems Holdings is entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

Due to the November 2011 award of the $7.8 million international defense customer contract, the risk profile of our customer base has increased; however, we have yet to deliver under this contract and cannot yet assess the total impact on diversification of our revenue base.

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

As of October 2, 2011, we had 139,444,940 shares of our common stock issued and outstanding, as well as 1,027 shares of our Series A preferred stock issued and outstanding. The Series A preferred stock is currently convertible into 41,080,000 shares of our common stock, and upon conversion, the Series A preferred stock would represent 21.7% of our outstanding common stock. Upon effectiveness of our pending Registration Statement on Form S-1, with the increase in the stated value of the Series A preferred stock to $6,860.34 and the decrease in the exercise price to $0.01 per share, the Series A preferred stock would be convertible into 704,556,918 shares of our common stock, which would represent 94.17% of our outstanding common stock assuming a full conversion of the Series A preferred stock into shares of our common stock.  This would greatly dilute the holdings of our existing common stockholders. In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The total stated value of our preferred stock is $7,045,569, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common shareholders. The liabilities on our balance sheet exceed the liquidation value of our assets; therefore, upon a liquidation, there would be no assets remaining for distribution to common shareholders.

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

 It is likely that the proposed reduction in the conversion price of our Series A preferred stock will have a material adverse effect upon the price at which shares of our Common Stock are quoted on the OTC Bulletin Board.

As a result of the post-offering (which offering will become effective upon the effectiveness of our currently pending Registration Statement on Form S-1) reduction in exercise price of our warrants to $0.01 per share for 30 days which triggers the resulting permanent decrease in the conversion price of our Series A preferred stock from $0.15 per share to $0.01 per share, the number of shares of common stock which can be received by our holders of Series A preferred stock before and after giving effect to the offering set forth in this prospectus is set forth in the below table. Note that given the high level of dilution to be experienced, it is likely that this will have a material adverse effect upon the price at which shares of our Common Stock are quoted on the OTC Bulletin Board.

Security	Pre-Offering Per Share Exercise/Conversion Price	Number of Shares	Post-Offering per Share Exercise/Conversion Price		Number of Shares	Percentage Dilution to Common Stockholders as a Result of Decrease in Exercise/Conversion Price
Warrants	$0.45	8,131,667	$0.01	(1)	8,131,667	0%
Series A preferred stock	$0.15	41,080,000	$0.01		704,556,918	94.17%
(1) The $0.01 warrant exercise price is a temporary reduction that will only be in effect for 30 days from the date of effectiveness of this registration statement.

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

As a result of the reorganization, Sileas Corp., which is owned by Optex Systems Holdings’ three officers (one of whom is also one of Optex Systems Holdings’ three directors), beneficially owns (before taking into account the additional dilution upon consummation of the transactions contemplated by this registration statement), in the aggregate, 73.52% of Optex Systems Holdings’ outstanding common stock. One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas. The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

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

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview Fund, L.P., representing 90% of Optex Systems, Inc. (Delaware), in a private transaction. The purchase price for the acquisition of Longview’s position was $13.5 million, and the consideration was paid in the form of a promissory note. The obligations of Sileas under the promissory note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas. The promissory note owned by Sileas is now due on February 20, 2014, due to a November 22, 2011 extension, which also caused an increase in the principal amount to $13.8 million from $13.5 million as the result of the addition of a $270 thousand extension fee.

As Sileas has no operations or business activities other than holding the purchased assets, Sileas is depending upon the value of its common stock and preferred stock holdings in Optex Systems Holdings to increase over time in order to pay its obligations under the promissory note. As of October 2, 2011, the market value of Optex Systems Holdings common stock owned by Sileas is $1,373,924 on an as converted basis. If the value of the holdings does not sufficiently increase, and Sileas is unable to meet its payment obligations, Longview could exercise its remedies with respect to its security interest and take control of the pledged stock, and thus there would be a change in control of Optex Systems Holdings, as Sileas is currently the majority owner of Optex Systems Holdings. There can be no guarantee that the investment objectives of Longview will be the same as those of Sileas or our other shareholders. In the event that control shifts to Longview from Sileas, Longview may vote its shares differently than Sileas would have voted under similar circumstances. Merrick Okamoto, a director of Optex Systems Holdings, is a control person of Viking Asset Management, which controls Longview Fund.

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

As we do not have an escrow or trust account with subscriptions for investors, if we file for or are forced into bankruptcy, investors will lose the entire investment.

Invested funds for this offering will not be placed in an escrow or trust account, and if we file for bankruptcy or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. As such, you will lose your investment and your funds will be used to pay creditors.

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

The date on which current shareholders can sell a substantial amount of shares into the public market would be the earlier of the date on which the registration statement is effective and the one year anniversary of the date on which all Form 10 information is filed with the SEC (we have determined that September 28, 2009 is the date on which all Form 10 information was filed), which would then allow sales under Rule 144. The amount of shares which would be available would be 25,000,000 shares (all of those being registered for resale under the currently pending S-1, when it becomes effective) and 8,131,667 shares (under Rule 144, which are the remaining shares of common stock underlying warrants purchased in the private placement which took place just prior to the reorganization). There are also 1,780,000 shares which were issued in transactions exempt from registration under Rule 144 since the date of the reorganization which became eligible for legend removal under Rule 144 on September 29, 2010.

The shares to become available either through a prospectus on Form S-1 upon effectiveness and under Rule 144 are set forth in the following table:

Prospectus	25,000,000
Shares from warrants issued in the reorganization	8,131,677
Shares issued since the reorganization, all with restrictive legends	1,780,000

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

Item 2  Properties

We are located in Richardson, TX in approximately 49,000 square foot facility, and as of December 8, 2011, we had 76 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.
•	The annual base rent rate is as follows: until 7/31/2010, $0.00 per square foot, from 8/1/2010 – 7/31/2013, $4.70 per square foot and from 8/1/2013 – 7/31/2015, $4.95 per square foot.
•	A $0.2 million improvement allowance is included.
•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Item 3  Legal Proceedings

None.

Item 4  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Period	High	Low

First Quarter 2010	$0.50	$0.09

Second Quarter 2010	$0.15	$0.08

Third Quarter 2010	$0.09	$0.04

Fourth Quarter 2010	$0.055	$0.02

First Quarter 2011	$0.025	$0.011

Second Quarter 2011	$0.02	$0.014

Third Quarter 2011	$0.02	$0.005

Fourth Quarter 2011	$0.019	$0.0055

On December 08, 2011, the sale price for our common stock as reported on the OTCBB was $0.007 per share.

Securities outstanding and holders of record

On December 08, 2011, there were approximately 79 record holders of our common stock and 139,444,940 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition and capital requirements.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc.  authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company, with the options to be issued within 60 days of December 9, 2011.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management's discussion and analysis reflects information known to management as of our fiscal year end, October 2, 2011, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 2, 2011, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete.  Optex has submitted an equitable adjustment request on the Aiming Circle Howitzer program due to significant design issues impacting the manufacturability of the product.  As of October 2, 2011, we have not yet received resolution from the contracting officer regarding the status of our request.

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

Results of Operations

The table below summarizes our quarterly and full year operating results for fiscal years ending October 2, 2011 and October 3, 2010, in terms of both a GAAP net income measure and a non-GAAP EBITDA measure.  We use EBITDA as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash intangible amortization on our income performance.  Consequently, in order to have a meaningful measure of our operating performance on a continuing basis, we need to also consider an income measure which does not take into account this intangible amortization.  We have summarized the quarterly revenue and margin below along with a reconciliation of the GAAP net loss to the non-GAAP EBITDA calculation for comparative purposes below.  We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	FY 2011	Qtr 1	Qtr 2	Qtr 3	Qtr 4	FY 2010

Net Loss Applicable to Common Shareholders – GAAP	$(0.05)	$(0.12)	$(0.13)	$0.48	$0.18	$-	$(0.10)	$(0.30)	$(9.60)	$(10.00)

Add:										-

Interest Expense	0.02	0.03	0.01	0.01	0.07	-	-	-	0.10	0.10

Preferred Stock Dividend	0.10	0.10	0.10	0.11	0.41	0.10	0.10	0.10	0.10	0.40

Federal Income Taxes (Benefit)	0.03	(0.01)	(0.02)	(0.59)	(0.59)	-	(0.10)	(0.20)	-	(0.30)

Asset Impairment	-	-	-	-	-	-	-	-	8.00	8.00

Depreciation & Amortization	0.02	0.02	0.01	0.02	0.07	0.30	0.30	0.30	0.20	1.10

EBITDA - Non GAAP	$0.12	$0.02	$(0.03)	$0.03	$0.14	$0.40	$0.20	$(0.10)	$(1.20)	$(0.70)

The potential ramifications of the circumstances surrounding the 2011 Congressional budget have resulted in yet more cuts in spending by the U.S. military, and we have had to explore other avenues of revenue. As a result of new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business, such as the new $7.8 million contract from a major international defense contractor which we announced on November 8, 2011. We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

Our EBITDA increased by $0.84 million in the year ending October 2, 2011 as compared to the year ending October 3, 2010 despite a significant decrease in revenue of 29.3%.  The increase in EBITDA is primarily the result of a shift in revenue to more profitable product lines from the prior year combined with the completion of the Howitzer loss programs during the year.  The prior year gross margin included substantial EAC and inventory loss adjustments related to these loss programs.  In fiscal year 2010, Optex had experienced a significant shift in revenue toward the less favorable Howitzer programs that exacerbated the losses on those programs as their share of the overhead pools increased, and as overall volume declined, our labor efficiencies were impacted across all product lines due to layoff/reorganization and lower economies of scale. Further, in September 2010, Optex received an unanticipated order against a loss Howitzer program which resulted in an immediate, realized loss of $0.2 million. During fiscal year 2011, Optex experienced improved labor efficiencies across the periscopes product line as the impact of the prior reductions in force and reorganization stabilized at the reduced volume level. As a business for which the major source of revenues is government contracts, we rely heavily on program cost estimates to determine our product margins. These estimates are very sensitive to any significant changes in revenue, production volume and product mix. We continued to pursue cost reductions in our production and general and administrative areas to mitigate any further margin impacts related to lower volume and to improve overall product profitability.

Product mix is dictated by customer contracted delivery dates and volume of each product to be delivered on such delivery dates. Shifts in gross margin from period to period are primarily attributable to the differing product mix recognized as revenues during each respective period.. In addition, the Howitzer contracts which were awarded in August 2005 and September 2006 experienced losses as a result of unanticipated manufacturing costs due to design and technical data package issues impacting product manufacturability. During the year ended October 2, 2011, we recognized revenue of $4.2 million on our Howitzer programs as compared to $6.1 million in the year ended October 3, 2010.  As of October 2, 2011 the remaining backlog for the last remaining Howitzer contract is $1.7 million scheduled to ship in fiscal year 2012. The remaining backlog relates to the final delivery order against the program at a slight gross margin, hence there are no expected future losses to be incurred on these deliveries.  Contract loss reserves on these programs were $1.3 million as of October 3, 2010, and $0 as of October 2, 2011.

We are aggressively pursuing additional, potentially higher margin periscope business. While the U.S. periscope market has declined since 2009, we have seen a 625% increase in new orders from a significant foreign military contractor from $0.6 million per year, to $3.8 million per year for fiscal years 2010 and 2011, and received additional orders of $1.5 million in the first 60 days of fiscal year 2012.

As a result of the October 14, 2008 acquisition of the assets of Optex Systems, Inc. (Texas), our amortizable intangible assets had increased significantly over prior years. The non cash amortization expense of intangible assets was $1 million in 2010.  We reviewed the fair market value of our goodwill and intangible assets as of October 3, 2010 and based on significant reductions in anticipated government military spending, a reduction in customer order trends, and lower contract backlog, we determined that that goodwill was impaired. The review was based on a projected cash flow analysis of our future operations. The impairment loss for goodwill was $7.1 million and was charged to general and administrative costs and impairment for intangible assets was $0.9 million. The impairment loss was split between cost of goods sold and general and administrative costs in the amount of $0.1 million and $0.8 million, respectively.  As of the year ended October 3, 2010, the total balance of unamortized intangible assets and goodwill was$0.

Backlog as of October 2, 2011 was $11.5 million as compared to a backlog of $19.0 million as of October 3, 2010, representing a decline of 39.5%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of October 2, 2011.

	2012				2013
Program Backlog (millions)	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Total
Howitzer Programs	0.7	1.0	-	-	-	-	-	1.7
Periscope Programs	2.1	2.6	2.3	1.1	0.3	0.4	0.1	8.9
Sighting Systems	0.2	-	-	-	-	-	-	0.2
All Other	0.2	0.1	0.1	0.1	0.1	0.1	0	0.7
Total	3.2	3.7	2.4	1.2	0.4	0.5	0.1	11.5

In the first 60 days of fiscal year 2012, Optex Systems Holdings received additional orders totaling $11.0 million consisting of a $7.8 million M36 contract deliverable over 5 years from a major international defense contractor which we announced on November 8, 2011, a $1.2 million award other product line award deliverable in 12 months from the Defense Logistics Agency for a Gunner's Head Assembly on the M1 Abrams Tank which we announced on October 26, 2011 and $2.0 million in additional orders from several customers primarily in support of our periscope product line which will be delivered in fiscal years 2012 and 2013.  As of November 27, 2011, Optex Systems Holdings’ backlog has increased to $21.5 million.

A majority of our contracts are prime or subcontracted directly with the Federal government and, as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation  clauses 52.249-2 “Termination for Convenience of the Government Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors.  It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties.  We are currently not aware of any pending terminations for convenience or for default on our existing contracts.

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000 (changed from $650,000 effective October 1, 2010), which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 2, 2011, none of our outstanding backlog fell under this criterion.

Twelve month period ended October 2, 2011 compared to the twelve month period ended October 3, 2010

Revenues:
The table below details the revenue changes by product line for the year ended October 2, 2011 as compared to the year ended October 3, 2010.

	Year ended	Year ended
Product Line	10/02/2011	10/03/2010	Change
Howitzer Programs	$4.2	$6.1	$(1.90)
Periscope Programs	10.7	11.8	(1.00)
Sighting Systems	0.2	0.9	(0.70)
All Other	1.1	4.1	(3.1)

Total	$16.2	$22.9	$(6.70)

Percent decrease			-29.30%

Total revenues decreased by $6.7 million or 29.3 % across all product groups primarily as a result of an overall decline in markets due to reduced government and prime contractor spending in support of tactical vehicles, components and supporting optical equipment.  In addition, funding on several programs has been suspended or delayed due to uncertainty in the U.S. military budgets and challenging economic conditions surrounding the recession and deficit spending.

Revenue declined by $1.0 million or 8.5% on our periscope line during fiscal year 2011 as compared to fiscal year 2010 primarily due to lower U.S. government spending.  Although the U.S. periscope revenue declined, we were able to offset approximately $2.2 million of the decline with an increase in periscope sales to a significant foreign military contractor.  Based on our current backlog demand, we expect fiscal year 2012 revenue to slightly increase or remain flat over the fiscal year 2011 level. We continue to quote and receive awards for additional periscopes from multiple customers and we are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders in the last year.

Revenues from the Howitzer programs decreased by $1.9 million, or 31.1%, over the prior year due to completion of two of our major Howitzer programs with no current follow on contract.  We expect the volume to decline significantly over the next twelve months as we wind down deliveries on the remaining $1.7 million backlog associated with the final delivery order during the first six months of fiscal year 2012.  Currently, we do not foresee any material, near term orders for additional Howitzer products, however we look forward to new orders  in the program as current military supplies diminish and require replacement.

Sighting systems revenues decreased $0.7 million, or 77.89%, during fiscal year 2011 over the prior fiscal year  as our U.S. government delivery order on back up sighting units was completed during fiscal 2010.  We currently do not have a follow-on delivery order for additional sighting units; however, the primary contract ordering period does not expire until December 31, 2012.  We continue to ship sighting systems pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.  We expect deliveries on sighting systems to increase significantly in fiscal year 2012 and beyond due to the recent award of a significant $7.8 million 5 year M36 contract booked in November 2011.  Fiscal year 2012 deliveries against the program are expected to be approximately $0.6 million, while full production for the contract is not expected to commence until the first quarter of fiscal year 2013 and will continue at a rate of approximately $1.5 million per year thereafter through contract completion.

 Decreases in the other product line of $3.1 million, or 75.61%, for 2011 as compared to 2010 are primarily a result of decreased sales of big eye binoculars, mirror assemblies and TVS4 and PVS Objective assembly sales to multiple customers associated with contracts completed in fiscal year 2010.  We expect revenues in fiscal year 2012 to increase by approximately 45% with the award of the Defense Logistics Agency Gunner's Head Assemblies of $1.2 million, deliverable in the next 12 months.

We experienced losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues have resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.  In addition some of our older “legacy” periscope programs, which were completed in the third fiscal quarter of 2010, experienced losses due to significant material price increases since the initial five year contract award in 2004.  As of October 2, 2011, all of the loss contracts have been shipped complete.  During 2010 we realized additional losses of $1.1 million to cover increased estimated completion costs as a result of higher production labor and material scrap rates, combined with increased sharing of fixed manufacturing overhead due to the significant decline in volume across the other product lines.  Included in the total realized losses against the Howitzer programs for fiscal year 2010 is $0.8 million related specifically to production issues encountered on one of our Howitzer product lines.  Optex has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex realized the entire loss in fiscal year 2010.  In the event we are unsuccessful in obtaining an equitable adjustment, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the programs.

Cost of Goods Sold. During the fiscal year ended October 2, 2011, we recorded cost of goods sold of $13.7 million as compared to $22.0 million during the fiscal year ended October 3, 2010, a decrease of $8.3 million or 37.7%. This decrease in cost of goods sold was primarily associated with decreased revenue across all of our product groups, combined with a change in revenue mix toward higher margin products.  The gross margin during the period ending October 2, 2011 was 15.4% of revenue as compared to a gross margin of 3.9% of revenue for the period ending October 3, 2010.  The increase in gross margin percentage is primarily due a shift in product mix toward more profitable programs and improved performance on our periscope lines in fiscal year 2011.  In addition, prior year cost of sales included higher contract EAC losses on Howitzer programs, combined with unfavorable year-end physical inventory valuation losses in all product lines. As the Howitzer loss programs completed during 2011 the shift of revenue has moved toward more profitable programs.  In addition, reductions in force and plant reorganization completed in the second half of 2010 contributed to more favorable performance on all product lines in 2011 as more efficient economies of scale were achieved.   We expect this trend to continue into fiscal year 2012 as there are no remaining loss contracts in our backlog and efficiencies have stabilized a the reduced production volumes.

G&A Expenses.  During the fiscal year ended October 2, 2011, we recorded operating expenses of $2.4 million as opposed to $10.7 million during the period ending October 3, 2010, a decrease of $8.3 million or 77.6%.  The decline in general and administrative costs related primarily to the write-off of $8 million in 2010 for impairment of goodwill and intangible assets combined with a decrease of $0.3 million of intangible asset amortization in 2011 following the write-off.  In addition, Optex realized significant cost reductions globally across almost all spending accounts in general and administrative, with the exception of salaries, travel and research and development.  The spending reductions were offset by approximately 0.3 million of increased spending with the addition of a Vice President of Business Development in mid 2011of $0.1 million, increased research and development costs of $0.1 million, and increased management incentives of $0.1 million, which were all necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets..We believe these investments in product development have contributed significantly to the new orders booked in the first 60 days of fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles moving forward.

Operating Income (Loss).  During the period ending October 2, 2011, we recorded operating income of $0.1 million, as compared to an operating loss of ($9.9) million during the period ending October 3, 2010.  Operating income is significantly higher in 2011 as compared to losses in 2010, due to higher gross margin on revenue due to changes in product mix and improved production efficiencies, combined with decreased general and administrative costs as related to the 2010 impairment and amortization of goodwill and intangible asset as discussed in the previous sections..

Net Income (Loss) applicable to common shareholders.  During the period ended October 2, 2011, we recorded a net income of  $0.2 million, as compared to a net loss of ($10.0) million for the period October 3, 2010.  In fiscal 2011, we recognized a tax benefit of $0.6 million as compared to $0.3 million in the same period of fiscal year 2010.  The tax benefit is primarily attributable to the effect of temporary and permanent timing differences related to goodwill, intangible amortization, net operating loss carry forwards, and changes in deferred tax asset reserve balances.  The goodwill and intangible amortization expense is amortized over 15 years for income tax purposes whereas the remaining unamortized balance of both goodwill and intangibles was written off prior to year end for book purposes.

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

On March 22, 2011, Peninsula Bank Business Funding (now known as Avid Bank) and the Company, entered into a fourth amendment to the existing credit facility agreement between them to extend the maturity date to March 15, 2012 (a prior third amendment entered into on February 15, 2011 was in all material respects superseded by the amendments made in the fourth amendment). Section 1.1 was amended (i) to define “Borrowing Base” as $175,000, (ii) to delete the definition of “EBITDA”, and (iii) to amend subsection (i) of the definition of “Eligible Accounts” so as to exclude any accounts for any account debtor (other than GDLS) which exceed 30% of all accounts and for GDLS to exclude those total obligations which exceed the lesser of 50% of all accounts or the aggregate sum of $500,000. Section 2.3(a)(ii) was amended so that the minimum semiannual interest payment is $20,000, and Section 6.8 was amended in its entirety so as to require the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during the period from March 15, 2011 and March 15, 2012.

As of October 2, 2011, the outstanding balance on the line of credit is $0.5 million, and on December 20, 2011, the latest practicable date, the balance was $0.3 million. For the period ended October 2, 2011 the total interest expense was $0.06 million.

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

Our ability to utilize progress billing on government contracts was temporarily on hold since March 2011 pending completion of a 2011 Defense Contract Audit Agency (DCAA) Progress Billing Audit and Accounting System Review. Progress billing audits and accounting system reviews are conducted periodically by the government to ensure the Company’s systems meet the necessary requirements. The progress billing audit was successfully completed in July 2011 and based upon the audit results, the contracting officer approved a pending progress payment of $1.3 million related to incurred contract cost through April 2011 on one of our Howitzer programs. The progress bill payment was subsequently received by the Company on August 3, 2011. The Accounting System Review was completed by DCAA without issue in September, 2011 and an additional $0.3 million of progress bills against the program for cost incurred through August 2011 was submitted in September.  Payment was received in early October.

In addition, Optex Systems Holdings has requested an equitable adjustment on another Howitzer program due to significant design issues that impacted the manufacturability of the product. As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The program was completed in fiscal year 2011.  However, we believe there is a reasonable possibility that we will be able to recover a substantial amount of the incurred loss in the next fiscal year, pending the outcome of the negotiations.  To the extent we are able to recover increased costs (losses) against the program; we expect the settlement would have a positive impact on working capital.

Period of October 3, 2010 through October 2, 2011

Cash and Cash Equivalents.  As of October 2, 2011, we had cash and cash equivalents of $1.5 million as compared to $1.0 million on October 3, 2010. We increased cash and cash equivalents by $0.5 million primarily due to collections on progress bills in August of $1.3 million offset by a reduction in the credit facility of $0.6 million and increased material purchases in support of the M137 Howitzer final delivery order quantities shipping in fiscal year 2012, net of the progress billed amounts..  As of October 2, 2011 our outstanding balance on the line of credit was $0.5 million.

Net Cash (Used by) Provided by Operating Activities.  Net cash provided by operating activities during the period beginning October 3, 2010 and ending October 2, 2011 totaled $1.1 million. The primary sources of cash during this period resulted from a significant decrease in inventory of $1.5 million due to lower production volume and the completion of several loss Howitzer contracts, increased reserve requirements for excess and obsolete inventories of $0.3 million primarily related to the completed Howitzer programs, combined with net income of $0.6 million. These increases were offset by the depletion of reserve balances related to the loss contracts of ($1.4) million.

Net Cash used in Investing Activities.  In the twelve months ended October 2, 2011, net cash used by investing activities totaled $0.03 million and consisted of fixed asset purchases during the period.

Net Cash Provided by Financing Activities.  Net cash used by financing activities totaled $0.6 million during the twelve months ended October 2, 2011 due to a payment of $0.6 million against the revolving credit facility..

Critical Accounting Policies

Stock-Based Compensation: In December 2004, FASB issued FASB ASC 718 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718  requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Optex Systems Holdings’ accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50, which establish the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

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

Revenue Recognition:  Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35:

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

For the fiscal years ended October 2, 2011 and October 3, 2010, estimated loss reserves were $0 and $1.4 million, respectively.  During 2010, Optex Systems Holdings realized increases losses against the Howitzer programs of $1.1 million of which $763 thousand relates specifically to production issues encountered on one of our Howitzer product lines.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzers culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010.  However, we believe there is a reasonable possibility that we will be able to recover a substantial amount of the incurred loss in fiscal year 2011 pending the outcome of the negotiations.  As of the end of fiscal year 2011, all shipments against the loss contracts had been completed, thus there is no carryforward of the loss reserves required for future periods.

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

Warranty Costs:  Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments.  In the year ending October 3, 2010, Optex Systems Holdings, Inc. recognized income $57 thousand, related to improvements in the warranty experience rate for warranties expiring in fiscal year 2010.  As of October 2, 2011 the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of October 2, 2011 for shipments occurring in the prior 15 months.

Recent Accounting Pronouncements.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying balance sheets of Optex Systems Holdings, Inc. (the Company) as of October 2, 2011 and October 3, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended October 2, 2011 and  October 3, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of October 2, 2011 and October 3, 2010, and the results of its operations and its cash flows for the year ended October 2, 2011 and October 3, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 27, 2011

Optex Systems Holdings, Inc.
Consolidated Balance Sheets

	(Thousands)
	October 2, 2011	October 3, 2010

ASSETS

Current Assets
Cash	$1,514	$1,030
Accounts Receivable	2,392	2,375
Deferred Tax Asset - Short Term	-	376
Net Inventory	4,088	5,890
Prepaid Expenses	17	245
Total Current Assets	$8,011	$9,916

Property and Equipment
Property Plant and Equipment	$1,488	$1,457
Accumulated Depreciation	(1,227)	(1,161)
Total Property and Equipment	$261	$296

Other Assets
Deferred Tax Asset - Long Term	$1,204	$617
Security Deposits	21	21
Total Other Assets	$1,225	$638

Total Assets	$9,497	$10,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$716	$763
Accrued Expenses	547	574
Accrued Warranties	25	25
Accrued Contract Losses	-	1,357
Credit Facility	507	1,107
Total Current Liabilities	$1,795	$3,826

Total Liabilities	$1,795	$3,826

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 139,444,940 shares issued and outstanding)	$139	$139
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,027 series A preferred issued and outstanding)	-	-
Additional Paid-in-capital	17,662	17,162
Retained Earnings (Deficit)	(10,099)	(10,277)

Total Stockholders' Equity	$7,702	$7,024

Total Liabilities and Stockholders' Equity	$9,497	$10,850

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Consolidated Statements of Operations

	(Thousands) Twelve months ended
	October 2, 2011	October 3, 2010

Revenues	$16,227	$22,902

Total Cost of Sales	13,741	22,033

Gross Margin	$2,486	$869

General and Administrative	2,408	10,706
Operating Income (Loss)	$78	$(9,837)

Other Expenses

Interest (Income) Expense - Net	74	89
Total Other	$74	$89

Income (Loss) Before Taxes	$4	$(9,926)

Current Income Taxes (Benefit)	-	(32)
Deferred Income Taxes (Benefit)	(587)	(282)

Net Income (Loss) After Taxes	$591	$(9,612)

Less preferred stock dividend	$(413)	$(390)

Net income (loss) applicable to common shareholders	$178	$(10,002)

Basic and diluted income (loss) per share	$0.00	$(0.07)

Weighted Average Common Shares Outstanding	139,444,940	139,444,940

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended October 2, 2011	Twelve months ended October 3, 2010

Cash flows from operating activities:
Net income (loss)	$591	$(9,612)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	1,104
(Gain) loss on impairment of intangible assets	-	8,038
Provision for allowance for inventory valuation	328	(129)
Noncash interest expense	28	20
Stock option compensation expense	87	97
(Increase) decrease in accounts receivable	(17)	(573)
(Increase) decrease in inventory (net of progress billed)	1,474	2,253
(Increase) decrease in other current assets	216	86
(Increase) decrease in deferred tax asset (net of valuation allowance)	(211)	(282)
Increase (decrease) in accounts payable and accrued expenses	(91)	(1,830)
Increase (decrease) in accrued warranty costs	-	(57)
Increase (decrease) in accrued estimated loss on contracts	(1,357)	9
Total adjustments	$523	$8,736
Net cash (used)/provided by operating activities	$1,114	$(876)

Cash flows from investing activities:
Purchased of property and equipment	(31)	(116)
Net cash (used in) provided by investing activities	$(31)	$(116)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(599)	1,107
Proceeds from loans payable	-	250
Repayments on loans payable	-	(250)
Net cash (used In) provided by financing activities	$(599)	$1,107

Net increase (decrease) in cash and cash equivalents	$484	$115
Cash and cash equivalents at beginning of period	1,030	915
Cash and cash equivalents at end of period	$1,514	$1,030

Noncash Investing and Financing Activities:

Issuance of Warrants as Debt Issuance Cost
Additonal paid in capital (1,100,000 warrants)	$-	$32

Supplemental cash flow information:
Cash paid for interest	$58	70
Cash paid (refund received) for taxes	$(376)	120

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Consolidated Statement of Stockholders' Equity

	(Thousands)
	Common	Series A			Additional		Total
	Shares	Preferred	Common	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Series A Stock	Capital	Earnings	Equity

Balance at September 27, 2009	139,444,940	1,027	$139	$1	$16,643	$(276)	$16,507
Stock Option Compensation Expense					97		97
Accumulated Dividends on Preferred Stock					390	(390)	-
Warrants Issued					32		32
Net Earnings (Loss) from continuing operations						(9,612)	(9,612)

Balance at October 3, 2010	139,444,940	1,027	$139	$1	$17,162	$(10,278)	$7,024

Stock Option Compensation Expense					87		87
Accumulated Dividends on Preferred Stock					413	(413)	-
Preferred Dividends Paid through increased share value					(884)		(884)
Increase of Preferred Share Stated Value					884	-	884
Net Earnings (Loss) from continuing operations						591	591
Balance at October 2, 2011	139,444,940	1,027	$139	$1	$17,662	$(10,100)	$7,702

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of October 2, 2011, Optex Systems Holdings operated with 76 full-time equivalent employees.

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

Fiscal Year:  Optex’s fiscal year ends on the Sunday nearest September 30.  Fiscal year 2011ended on October 2, 2011 and included 52 weeks.  Fiscal year 2010 ended on October 3, 2010 and included 53 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended October 2, 2011 and October 3, 2010. The carrying value of the balance sheet financial instruments included in Optex Systems, Inc. (Texas)’s consolidated financial statements approximated their fair values.

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

Optex revenues and accounts receivables for fiscal year ended October 2, 2011 are derived from sales to U.S. government agencies (24%), General Dynamics (67%) and other contractors (9%).  Optex does not believe that this concentration results in undue credit risk because of the financial strength of the payees.

Accounts Receivable: Optex records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As the customer base is primarily U.S. government and government prime contractors, Optex has concluded that there is no need for an allowance for doubtful accounts for the years ended October 2, 2011 and October 3, 2010.  Optex charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal years 2011 and 2010, there were no bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of October 2, 2011 and October 3, 2010 inventory included:

	(Thousands)
	As of October 2, 2011	As of October 3, 2010

Raw Materials	$3,917	$4,343
Work in Process	1,930	2,824
Finished Goods	176	366
Gross Inventory	$6,023	$7,533
Less:
Unliquidated Progress Payments	(1,181)	(1,217)
Inventory Reserves	(754)	(426)
Net Inventory	$4,088	$5,890

Optex Systems Holdings conducts an annual work in process inventory in the fourth quarter of each fiscal year and cycle counts raw material and finished goods on a monthly basis..  The accounting records are adjusted to reflect any changes in the physical inventory valuation as compared to the book carrying values based on the results of the physical inventory and cycle counts.  In 2011, Optex Systems recognized a gain of $123 thousand as compared to a net loss in the period ending October 3, 2010 of ($919) thousand.  The 2011 gain was primarily attributable to lower than expected manufacturing costs associated with completion of two of our Howitzer lines due to improvements in labor hour and material efficiencies.  The 2010 inventory loss was primarily attributable to higher than expected manufacturing costs across both our Periscope and Howitzer production lines attributable to lower production volume in the second half of fiscal year 2010,  impacting material pricing, scrap, and labor efficiencies resulting in cost overruns for these products carried in inventory as compared to the estimates at completion.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments.  In the year ending October 3, 2010, Optex Systems Holdings, Inc. recognized income $57 thousand, related to improvements in the warranty experience rate for warranties expiring in fiscal year 2010.  As of October 2, 2011 the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of October 2, 2011 for shipments occurring in the prior 15 months.

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

Goodwill and Other Intangible Assets:   Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition.  Optex Systems Holdings does not amortize goodwill, but tests it annually for impairment using a fair value approach during the fiscal fourth quarter and between annual testing periods, if circumstances warrant.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.  These impairment tests may result in impairment charges that could have a material adverse impact on our results of operations.  The goodwill of Optex Systems Holdings was reviewed as of October 3, 2010. The review indicated that goodwill was impaired, as determined based on the projected cash flows over the next three years.  The cash flow projections took into effect the expected net sales and corresponding expenses against those sales in the respective years.  The impairment loss for goodwill was $7 million.  The goodwill was written off as a component of general and administrative operating expenses during fiscal year 2010.  As of October 2, 2011 (as a result of the impairment in 2010), there was no remaining goodwill for testing or further impairment.

Optex amortizes the cost of other intangibles over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at the beginning of fiscal year 2010 related to the acquisition of Optex Systems, Inc. (Delaware) from Irvine Sensors as of October 14, 2008 and consisted of customer backlog, with initial useful lives ranging from one to five years

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.  As of October 3, 2010, the intangible assets were reviewed in light of a reduction of expected delivery orders against contracted orders and higher than expected costs on those orders.  The review indicated that intangible assets were impaired, as determined based on a projected cash flow analysis of our future operations.  The cash flow projections took into effect the expected net sales from the customer backlog as of October 14, 2008 and the corresponding expenses against those sales in the respective years.  The impairment loss recorded in 2010 for intangible assets was $928,016 and was split between cost of goods sold and general and administrative costs in the amount of $150,534, and $777,482, respectively.  As of October 3, 2010 and October 2, 2011, after impairment, the total balance of unamortized intangible assets and goodwill was zero.

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings adopted the provisions of FASB ASC 360-10, “ Accounting for the Impairment or Disposal of Long-lived Assets  .”  This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue Recognition:
Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35:

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events.  In such cases, Optex recognizes revenue based on the milestone method in accordance with FASB ASC 605-28 as applicable.  During the fiscal years 2011 and 2010 there were no existing contracts providing for milestone billing and no revenue recognized as a result of milestone events.

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
If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order.

For the fiscal years ended October 2, 2011 and October 3, 2010, estimated loss reserves were $0 and $1.3 million respectively.  During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on one of our Howitzer product lines.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzers culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010.  However, we believe there is a reasonable possibility that we will be able to recover a portion of the incurred loss in fiscal year 2012 pending the outcome of the request.  As of the end of fiscal year 2011, all shipments against the loss contracts had been completed, thus there is no carryforward of the loss reserves required for future periods.

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

In the event a termination for convenience were to occur, these Federal Acquisition Regulation  clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract.  In the event a termination for default were to occur, Optex Systems Holdings could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from Optex Systems Holdings.  Optex Systems Holdings would not be liable for any excess costs if the failure to perform the contract arises from causes beyond its control and without its fault or negligence as defined by Federal Acquisition Regulation clause 52.249-8.  In addition, the government may require Optex Systems Holdings to transfer title and deliver to the government any completed supplies, partially completed supplies and materials, parts, tools, dies, jigs, fixtures, plans, drawings, information, and contract rights that Optex Systems Holdings has specifically produced or acquired for the terminated portion of this contract.  The government shall pay contract price for completed supplies delivered and accepted, and Optex Systems Holdings and the government would negotiate an agreed upon amount of payment for manufacturing materials delivered and accepted and for the protection and preservation of the property. Failure to agree on an amount for manufacturing materials is subject to the Federal Acquisition Regulation Disputes clause 52.233-1.

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $650,000 prior to October 1, 2010 and $700,000 subsequent to October 1, 2010.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 2, 2011 and October 3, 2010, Optex Systems had no booked orders that fell under this criterion.  Optex Systems Holdings’ experience has been that the historically negotiated price differentials have been immaterial and accordingly, it does not anticipate any significant downward adjustments on these booked orders.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the income tax expense and pretax accounting income is primarily attributable non-deductible expenses representing permanent timing differences between book income and taxable income during the twelve months ended October 2, 2011 of $17 thousand, offset with a decrease in the valuation for deferred tax assets of ($604) thousand .

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

For the twelve months ended October 2, 2011, 1,027 shares of Series A preferred stock, 2,527,649 stock options and 9,948,667 warrants were excluded as anti-dilutive. For the twelve months ended October 3, 2010, 1,027 shares of Series A preferred stock, 2,598,649 stock options and 9,948,667 warrants were excluded as anti-dilutive.

Reclassification: Certain expenses reflected in the financial statements for the twelve months ended October 2, 2011 have been reclassified to conform with the current year presentation. Effective October 4, 2010 (the beginning of the current fiscal year), all financials have been converted from whole dollars and presented to the nearest thousand.

The balance sheet for the period ending October 3, 2010 includes $376 thousand of Deferred Tax Assets-Short Term that had previously been reported as Deferred Tax Assets – Long Term.  The reclassified amount relates to the fiscal year 2010 net operating loss carry-back filed on the U.S. federal tax return in February 2011 for the fiscal year 2009 tax year.  The tax amount was refunded in fiscal year 2011.

Note 3 - Recent Accounting Pronouncements

In June 2009, FASB issued ASC 105-10 which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ending October 2, 2011.  Adoption of FASB ASC 105-10 did not have a material effect on Optex Systems Holding’s financial statements.

Note 4 - Property and Equipment

A summary of property and equipment at October 2, 2011 and October 3, 2010 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended October 2, 2011	Year Ended October 3, 2010
Property and Equipment
Furniture and Equipment	3-5yrs	$185	$176
Machinery and Equipment	5 yrs	1066	1,063
Leasehold Improvements	7 yrs	237	218
Less: Accumulated Depreciation		(1,227)	(1,161)
Net Property & Equipment		$261	$296

Depreciation Expense		$66	$66

Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2011 is $36 thousand and $30 thousand, respectively.  Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2010 is $43 thousand and $23 thousand, respectively.

Note 5 – Accrued Liabilities

The components of accrued liabilities for the years ended October 2, 2011 and October 3, 2010 are summarized below:

	(Thousands)
	Year Ended October 2, 2011	Year Ended October 3, 2010

Deferred Rent Expense	$92	$116
Accrued Vacation	156	178
Property Taxes	2	18
Accrued Interest	16	-
Franchise Taxes	20	2
Operating Expenses	104	119
Payroll & Payroll Related	157	141
Total Accrued Expenses	$547	$574

Note 6 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015 several non-cancellable operating leases for office and manufacturing equipment.   Total expenses under facility lease agreements for the fiscal year ended October 2, 2011 was $292 thousand.  Total expenses for manufacturing and office equipment for the year ended October 2, 2011 was $33 thousand.  Total expenses under facility lease agreements for the fiscal year ended October 3, 2010 was $257 thousand and total expenses for manufacturing and office equipment was $31 thousand.

At October 2, 2011, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space were as follows:

Operating
Leases
(Thousands)
Fiscal Year
2012	$236
2013	232
2014	242
2015	201
2016	0
Total minimum lease payments	$911

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement is $134 thousand.  The value of the deferred rent expense will be amortized monthly at a rate of $2 thousand per month over the life of the lease.  The total unamortized deferred rent as of October 2, 2011 was $92 thousand.  Commencing on August 1, 2010, the base rent payment is $19 thousand per month.

Note 7 - Transactions with a Related Party

There are were no transactions with Related Parties during fiscal years 2011 or 2010 except as described below in Note 8 Debt Financing.

Note 8 - Debt Financing

Related Parties

Secured Promissory Note Issued in Connection with Purchase by Optex Systems, Inc. (Delaware)

In connection with the public sale of the Optex Systems, Inc. (Texas) assets to Optex Systems, Inc. (Delaware), Optex Systems, Inc. (Delaware) delivered to Longview and Alpha Secured Promissory Notes, due September 19, 2011, in the principal amounts of $5.4 million and $541 thousand, respectively. On February 20, 2009, Longview sold its Optex Systems, Inc. (Delaware) promissory note to Sileas, as described below. On March 27, 2009, Sileas and Alpha exchanged their Notes plus accrued and unpaid interest of $160  thousand for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Acquisition by Sileas on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware).  Currently, Sileas is the majority owner of Optex Systems Holdings.

Secured Promissory Note Due February 20, 2012/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings executed and delivered to Longview, a Secured Promissory Note originally due February 20, 2012 in the principal amount of $13.5 million. The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum. In the event Optex Systems Holdings sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a reorganization into Sileas or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand. In the event that such a major transaction occurs prior to the maturity date resulting in the Sileas receiving net consideration with a fair market value in excess of the principal and interest due under the terms of the secured note (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the Optex Consideration. The obligations of Sileas under the note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

On November 22, 2011  Sileas Corp and Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two year period ending on February 20, 2014.  In exchange for the extension, Sileas Corp agreed to pay Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note.  As a result of the agreement, the principal amount of the Note was increased $270 thousand to $13.8 million as of November 22, 2011.

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

Credit Facility – Avid Bank (formerly known as Peninsula Bank Business Funding)

On March 10, 2010, the Company entered into a revolving credit facility with Avid Bank, which provides up to $2 million in financing against eligible receivables. The material terms of the revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum quarterly interest payment of $16 thousand.

•	Interest shall be paid monthly in arrears.

•	The expiration date of the facility is March 4, 2011, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•
In connection with the entry into the facility by Avid Bank, Optex Systems, Inc.(Delaware) paid Avid Bank a facility fee of $20 thousand and issued a warrant to Avid Bank to purchase 1,000,000 shares of its common stock. The warrant bears an exercise price of $0.10 per share and expires on March 3, 2016.

•
The obligations of Optex Systems, Inc. (Delaware) to Avid Bank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avid Bank.

•
The facility contains affirmative and negative covenants that require Optex Systems, Inc. (Delaware) to maintain certain minimum cash and EBITDA levels on a quarterly basis and contains other customary covenants. The facility also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avid Bank’s commitment to make further advances may terminate, and Avid Bank would also be entitled to pursue other remedies against Optex Systems, Inc. (Delaware) and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avid Bank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. (Delaware) to Avid Bank.

On August 3, 2010, Avid Bank waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 of its agreement with the Company for the quarter ended June 27, 2010. In addition, Avid Bank agreed to amend Sections 6.8(c) and (d) of the aforesaid agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending January 2, 2011 to $200 thousand.

On November 23, 2010, Avid Bank waived the Company’s requirement to meet the EBITDA requirement set forth in Section 6.8 (c) of the August 3, 2010 amended Agreement for the fourth quarter ended October 3, 2010. In addition, on November 29, 2010 Avid Bank agreed to a second amendment for Sections 6.8 (d) of the Agreement to adjust the minimum EBITDA covenant for the fiscal quarter ending January 2, 2011 to $95 thousand.

On March 22, 2011, Avid Bank and the Company, entered into a fourth amendment to the existing credit facility agreement between them to extend the maturity date to March 15, 2012 (a prior third amendment entered into on February 15, 2011 was in all material respects superseded by the amendments made in the fourth amendment). Section 1.1 was amended (i) to define “Borrowing Base” as $175 thousand, (ii) to delete the definition of “EBITDA”, and (iii) to amend subsection (i) of the definition of “Eligible Accounts” so as to exclude any accounts for any account debtor (other than GDLS) which exceed 30% of all accounts and for GDLS to exclude those total obligations which exceed the lesser of 50% of all accounts or the aggregate sum of $500 thousand. Section 2.3(a)(ii) was amended so that the minimum semiannual interest payment is $20 thousand, and Section 6.8 was amended in its entirety so as to require the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during the period from March 15, 2011 and March 15, 2012.

As of October 2, 2011, the outstanding balance on the line of credit is $507 thousand.  For the period ended October 2, 2011, the total interest expense against the outstanding line of credit balance was $61 thousand.  Optex Systems Holdings satisfied the 30 consecutive zero balance on the revolving line of credit between August 4, 2011 and September 4, 2011.

Note 10-Stock Based Compensation

On March 26, 2009, the Board of Directors adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings.  See Note 14 - Subsequent Events for a discussion of the December 2011 amendment to the 2009 Stock Option Plan.

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

On March 30, 2009, 1,414,649 stock options with an exercise price of $0.15 were granted to an officer of Optex Systems Holdings which vest as follows: 34% after the first year, and 33% each after the second and third years.  These options carry a grant expiration date of seven years after issuance.  On May 14, 2009, 1,267,000 stock options were issued to other Optex Systems Holdings employees, including 250,000 shares to one officer.  These stock options vest 25% per year after each year of employment and carry a grant expiration date of seven years after issuance.  For shares granted as of May 14, 2009, Optex Systems Holdings anticipates an annualized employee turnover rate of 5% per year, and as such anticipates that only 1,113,000 of the 1,267,000 shares will vest as of the end of the contract term.

As of October 2, 2011, 1,504,315 of the awarded stock options had vested and 154,000 shares had been forfeited due to employee turnover. As of October 3, 2010, 776,981 of the awarded stock options had vested and 83,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $87 thousand and $97 thousand for the fiscal years ended October 2, 2011 and October 3, 2010, respectively  The impact of this expense was immaterial to the basic and diluted net loss per share for the fiscal years ended  October 2, 2011 and October 3, 2010.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the year ended October 2, 2011, estimated deferred tax assets related to option compensation costs were $30 thousand and have been recorded for the tax effect of the financial statement expense.  For the year ended October 3, 2010 the estimated deferred tax assets related to option compensation costs were $33 thousand and have been recorded for the tax effect of the financial statement expense.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 10/02/11	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2013
Total	2,681,649		2,527,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of September 30, 2009	2,667,649	0.21	5.14	560,206
Granted – 2010	—	—		—
Forfeited – 2010	(69,000)	—		—
Exercised – 2010	—	—		—
Outstanding as of October 3, 2010	2,598,649	$-	4.13	-
Granted – 2011	—	$—	—	—
Forfeited – 2011	(71,000)	$—	—	—
Exercised – 2011	—	$—	—	—
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—

Exercisable as of October 3, 2010	776,981	—		—

Exercisable as of October 2, 2011	1,504,315	$—	—	$—

There were no new options granted or exercised during the year ended October 2, 2011.   The total intrinsic value of options forfeited during the year ended October 2, 2011 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan.:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 30, 2009	2,667,649	$0.14
Non-vested granted — year ended October 2, 2011	—	$0.00
Vested — year ended October 3, 2010	(776,981)	$0.12
Forfeited — year ended October 3, 2010	(69,000)	$0.15
Non-vested as of October 3, 2010	1,821,668	$0.15
Non-vested granted — year ended October 2, 2011	—	$0.00
Vested — year ended October 2, 2011	(727,334)	$0.12
Forfeited — year ended October 2, 2011	(71,000)	$0.15
Non-vested as of October 2, 2011	1,023,334	$0.15

The total share-based compensation expense of Optex Systems Holdings, Inc during fiscal years 2011 and 2010 attributable to the stock option grants was $87 thousand and $97 thousand, respectively, and was charged as general and administrative compensation expense for each of the respective fiscal years.  As of October 2, 2011, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $125 thousand.  These costs are expected to be recognized on a straight line basis from March 30, 2009 through May 13, 2013. The total fair value of options and shares vested during the year ended October 2, 2011 was $179 thousand.

There were no stock options issued to Optex Systems Holdings employees or equity instruments issued to consultants and vendors in fiscal years 2010 and 2011.  See subsequent events.

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

As of October 2, 2011, Optex Systems Holdings had the following warrants outstanding:

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

During the periods ended October 2, 2011 and October 3, 2010, Optex Systems Holdings recorded a total of $19.5 thousand and $12.5 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of zero as of October 2, 2011.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 11  –  Stockholders Equity

Common stock:

During the years ended October 2, 2011 and October 3, 2010 there were no new issues of common or preferred stock.

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

On April 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share), which will trigger the ratchet provision of the Series A preferred stock and reduce the conversion price to $.01 per share. The S-1 also contemplates a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors and a waiver of accrued dividends from the Series A preferred shareholders. The Registration Statement on Form S-1 is currently in the review process with the Commission

Series A preferred stock
Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,000; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share.

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

As of July 3, 2011, the preferred shareholders agreed to waive the past dividends in arrears through July 3, 2011 of $884 thousand in exchange for an increase in the stated value to $6,830.64.  According to the agreement, future dividends related to the preferred shares were also to be waived pending approval of the S1- filing .  As of the year ended October 2, 2011 Optex Systems Holdings has recorded $106 thousand of dividends payable on Series A preferred shares pending approval of the S1 filing.

Note 12 - Income Taxes

The income tax provisions as of October 2, 2011 and October 3, 2010 include the following:

	2011	2010
Current income tax expense:
Federal	$-	$(33)
State		-
	$-	$(33)
Deferred income tax provision (benefit):
Federal	18	(3,373)
State		-
Change in valuation allowance	(605)	3,091
	$(587)	$(282)

Provision for (Benefit from) income taxes, net	$(587)	$(315)

The current income tax expense for period ending October 3, 2010 relates to changes in the actual income tax return filed in June 2010, for tax year ending September 30, 2009 as compared to the estimated taxes as of September 30, 2009.

The income tax provision for Optex Systems as of October 2, 2011 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2011	%	2010	%

Tax benefit at statutory federal rate	$1	34%	$(3,375)	34%
Change in valuation and other	(588)	(14,647)%	3,060	(30.7)%
	$(587)	(14,613)%	$(315)	3.3%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	Deferred Tax Asset - Long Term
	As of October 2, 2011	As of October 3, 2010

Stock Options	$76	$47
Inventory Reserve	27	(84)
Unicap	28	40
Contract Loss Reserve	(280)	182
Fixed assets	(16)	(37)
Goodwill Amortization	2,095	2,256
Intangible Asset Amortization	1,098	1,189
Net Operating Losses	722	177
Other	(60)	(62)
Subtotal	$3,690	$3,708
Valuation allowance	(2,486)	(3,091)
Net deferred asset (liability)-long term	$1,204	$617

As of October 2, 2011, the Company has a net operating loss of approximately $2,122,000 as compared to a net loss carryforwards of $520,000 available as of October 3, 2010.

As the result of the assessment of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in October 2, 2011, October 3, 2010 and September 27, 2009 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

The cash refund for income taxes for the fiscal years ended October 2, 2011 was $376 thousand and the cash paid for income taxes for the fiscal year ended October 3, 2010 was $120 thousand..  As of October 3, 2010 Optex Systems Holdings other assets included $214,521 of overpaid income taxes from estimated quarterly deposits which was refunded in fiscal year 2011.

Note 13 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the both the fiscal years ended October 2, 2011, and October 3, 2010 was zero.

Note 14 — Subsequent Events

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, Optex Systems Holdings, Inc Board of Directors authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company, with the options to be issued within 60 days of December 9, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 2, 2011, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 2, 2011, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 2, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 2, 2011.  We have thus concluded that our internal control over financial reporting was effective as of October 2, 2011.

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

Our Company is led by Stanley A. Hirschman, who has served as President since 2009 and by Ronald F. Richards who has served as Chairman of our Board since 2009. Our board of directors consists of three directors. The board has an inactive audit committee, as further discussed below, and has no other committees due to its small size.

Our board leadership structure is used by other smaller public companies in the Unites States, and we believe that this leadership structure is effective for us. We believe that having a separate President (principal executive officer) and Chairman is the correct form of leadership for Optex Systems Holdings. We believe that due to our small size bifurcating the leadership role provides for a second point of view and oversight rather than consolidating the role in one individual, who is also tasked with the day to day affairs of Optex Systems Holdings. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management.

We do not currently consider diversity in identifying nominees for director. Due to our small size, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our current officers and directors were appointed on March 30, 2009, the closing date of the reorganization.

The following table sets forth certain information with respect to the directors and executive officers of Optex Systems Holdings:

Name	Age	Position

Stanley A. Hirschman	65	President, Secretary, Treasurer & Director

Merrick D. Okamoto	50	Director

Ronald F. Richards	45	Chairman of the Board

Danny Schoening	46	Chief Operating Officer

Karen L. Hawkins	46	Vice President of Finance and Controller

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

Merrick D. Okamoto. Mr. Okamoto served as a Director of Optex Systems, Inc. (Delaware) since October 2008 and has served as a Director of Optex Systems Holdings since March 30, 2009. In 2001, Mr. Okamoto co-founded Viking Asset Management, LLC and is the President and a Managing Member. Viking Asset Management is the investment advisor to Longview Fund, LP and Longview Fund International, Ltd. Limited partners in Viking’s family of funds are comprised of institutions, private banks, family offices and high net worth individuals from around the world. Mr. Okamoto has completed financings for hundreds of public and private companies across a broad array of industries and sectors. In 1998, Mr. Okamoto co-founded and was the President of TradePortal.com, Inc. TradePortal.com, Inc. is a software development company and its wholly owned subsidiary, TradePortal Securities, Inc., a direct access execution brokerage firm. Mr. Okamoto was instrumental in developing the proprietary Trade Matrix™ software platform. In 2000, TradePortal.com, Inc. sold a minority stake to Thomson Reuters (TRI:NYSE), a US $12 billion revenue company. In 1995, he founded First Stage Capital, Inc. which specializes in consulting to public and private companies. From 1983 to 1994, he was employed in the securities industry with Shearson Lehman Brothers, Prudential Securities and Paine Webber. Mr. Okamoto is widely recognized as an advanced trader specializing in short-term trading and has more than 25 years of extensive experience in technical market analysis techniques and has been a frequent speaker at national trading venues. From 1987 to 1990, he created and hosted the television program, The Income Report in Los Angeles. He has also appeared on CNN and The MacNeil-Lehrer Report.

Ronald F. Richards. Mr. Richards has served as a Director of Optex Systems, Inc. (Delaware) since October 2008 and has served as a Director of Optex Systems Holdings since March 30, 2009, as well as the Chairman of the Board of Optex Systems Holdings. Mr. Richards is Managing Director and Head of Strategic Business Advisory Services for Merriman Capital, Inc., a full-service investment banking firm focused on high growth companies.  He is also the founder and Managing Director of Gray Wolf Partners, LLC, a strategic and financial advisory firm. From February 2007 to October 2008, he served as a Managing Director of Viking Asset Management, LLC where his responsibilities included: (i) sourcing, conducting due diligence, and structuring potential investment opportunities and (ii) working with portfolio companies to enhance shareholder value. He previously served as Chief Financial Officer and Senior Vice President, Business Development of Biopure Corporation, a publicly traded biotechnology company developing oxygen therapeutics and as a Managing Director, Corporate Finance of Wells Fargo Van Kasper from 1994 to 2001. Mr. Richards has over 23 years of experience working with public and private companies in the areas of investment banking, corporate finance, law and accounting. He has structured and executed numerous public offerings and private placements raising a total of more than $660 million. He also co-authored PIPES: A CEO's Guide to Successful Private Placements in Public Equities.  Mr. Richards holds JD, MBA and BA degrees from UCLA. He is a member of the State Bar of California and a retired Certified Public Accountant.

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

Karen L. Hawkins. Ms. Hawkins has served Optex Systems Holdings as its Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins is a Certified Public Accountant since 1992 with over 24 years experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 16 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics – Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March , 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 2 meetings (including special meetings) and took action by unanimous written consent 1 time during our fiscal year ended October 2, 2011.

If the board of directors convenes a special meeting, the non-management directors meet in executive session if circumstances warrant.

Board Committees

At this time, the board of directors currently has an inactive audit committee which did not meet in fiscal year 2011, of which Ronald F. Richards is the sole member, and we do not have a formal charter at this time due to the size of the Committee but intend to adopt one at a future date.

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

Name and					Option	All Other
Principal		Salary	Bonus	Stock	Awards ($)	Compensation	Total
Position	Year	($)	($)	Awards ($)	(2)	($) (1,4)	($)
Stanley A. Hirschman,	2011	$84,836	$225	$-	$-	$-	$85,061
President	2010 (3)	51,000		-	-	16,650	67,650
	2009 (1)	-	-	-	-	25,000	25,000

Danny Schoening,	2011	$210,184	$300	$0	$21,177	$ _-	$231,661
COO	2010	196,574	57,300	-	21,584	15,524	290,982
	2009	182,932	11,000	-	10,588	-	204,520

Karen Hawkins, VP	2011	$149,294	$7,694	$-	$12,991	$-	$169,979
Finance / Controller	2010	146,575	7,450	-	14,854	6,041	174,920
	2009	133,647	7,271	-	5,516	-	146,434

1	Mr. Hirschman’s compensation in 2009 consisted solely of Director’s Fees. He received no additional compensation.

2
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

3
This includes director fees paid through January 2010 of $10,000, listed as “Other”. Commencing February 1, 2010 Stanley Hirschman was paid a salary for which he received $51,000 in 2010, which is listed as “Salary”.

4	Other compensation in 2010 includes employee and dependant medical insurance benefits offered as part of executive compensation. This benefit was discontinued in at the beginning of 2011.

Option Grants in Last Fiscal Year

There were no plan based awards made to our named executive officers during the fiscal year ended October 2, 2011.

Employment Agreement

Optex Systems Holdings entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term would have expired on December 1, 2011, but has automatically renewed through May 1, 2013. The term of the agreement shall be automatically extended for successive 18 month periods, unless Optex Systems Holdings shall provide a written notice of termination at least ninety (90) days, or the Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, Optex Systems Holdings paid to Schoening a base salary at the annual rate of $190,000, and his base salary for the first renewal term has continued at the same rate. On December 9, 2011, the Board of Directors of Optex Systems Holdings authorized a six percent increase in Schoening’s base salary effective January 1, 2012.  Schoening was paid a one-time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,414,649 options to purchase common stock of Optex Systems Holdings at an exercise price of $0.15 per share at the time of the closing of the reorganization.

On each subsequent renewal date of the commencement of employment, Schoening’s base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine. During the term of the agreement, Schoening shall be entitled to receive bonuses of up to 30% of his base salary per year at the discretion of Optex Systems Holdings’ Board of Directors pursuant to performance objectives to be determined by the Board of Directors. Any bonuses shall be payable in cash and shall be paid within ninety (90) days of any year anniversary of the date of the agreement. Upon closing of the reorganization, Optex Systems Holdings granted Schoening stock options equal to 1% of the issued and outstanding shares of Optex Systems Holdings immediately after giving effect to the reorganization, with 34% of the options having vested on March 30, 2010, and 33% of the options having vested on March 31, 2011 and 33% of the options vesting on March 31, 2012.

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

Equity Compensation Plan Information

Optex Systems Holdings currently has an option compensation plan covering the issuance of options for the purchase of up to 50,000,000 shares, which was increased from 6,000,000 shares. The purpose of the Plan is to assist Optex Systems Holdings in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of Optex Systems Holdings and its subsidiaries, and directors and consultants of Optex Systems Holdings and its subsidiaries, to achieve long-term corporate objectives. There are 50,000,000 shares of common stock reserved for issuance under this Plan. As of October 2, 2011, Optex Systems Holdings had issued 2,681,649 share options under this Plan of which 1,504,315 shares had vested as of October 2, 2011.  These options represent potential future cash proceeds to our company of $379,147. The outstanding options include 1,504,315 options that are currently vested and exercisable, and no additional options that will become vested and exercisable within 60 days, and represent potential future cash proceeds to our company of $225,647. The remaining options will vest and become exercisable over the next two years. The following table provides summary information on our outstanding options.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
2009 Employee & officer plan options	1,504,315	$0.15	$225,647	1,023,334	$.015	$153,500
Directors plan options	—	—	—	—	—	—
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	1,504,315	$0.15	$225,647	1,023,334	$.015	$153,500

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards as of October 2, 2011

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	# Exercisable	# Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes

Danny Schoening	947,815	466,834	1,414,649	0.15	3/29/2016	(1)

Karen Hawkins	125,000	125,000	250,000	0.15	5/13/2016	(2)

(1)
Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger. Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years. As of October 3, 2010 480,981 of the options had vested.

(2)
Options granted on May 14, 2009 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years. As of October 2, 2011 62,500 and 125,000 of the options had vested, respectively.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended October 2, 2011.

Director Compensation
The following table provides information regarding compensation paid to directors for services rendered during the year ended October 2, 2011.

Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Ronald F. Richards (1)	$120,000	—	—	—	—	—	$120,000
Stanley A. Hirschman (2)	—	—	—	—	—	—	—
Merrick Okamoto (3)	—	—	—	—	—	—	—

(1)
Director Fees paid monthly from October 2010 through September 2011. Mr. Richards is paid $2,500 monthly as an Independent Director, $2,500 monthly for serving as Chairman of the Audit Committee, and $5,000 monthly for serving as Chairman of the Board of Directors.

(2)	Effective as of February 1, 2010, director fees to Mr. Hirschman were discontinued. Mr. Hirschman was paid a direct salary from Optex Systems Holdings for all of 2011.
(3)	Mr. Okamoto serves as a non-independent director and did not earn directors fees in fiscal year 2011.

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

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended October 2, 2011.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On December 8, 2011, we had 139,444,940 shares of common stock, and 1,027 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 8, 2011, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of August 29, 2011 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Optex Systems Holdings’ corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class	Name of Beneficial Owner	Number of Shares	Preferred Conversion (4)	Combined Ownership	Percentage of Outstanding Shares	Preferred Conversion (10)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Arland Holdings, Ltd. (1)	11,148,935	4,619,296	15,768,231	5.69%	69,289,434	85,057,665	9.96%
	Sileas Corporation (2,3)	102,184,347	42,351,166	144,535,513	73.82%	635,267,484	737,451,831	86.36%

Directors and Officers:	Stanley Hirschman (2)	102,184,347	42,351,166	144,535,513	73.82%	508,213,987	610,398,334	71.48%
	Danny Schoening (5)(8)	103,118,628	42,351,166	145,469,794	74.30%	508,213,987	611,332,615	71.59%
	Karen Hawkins (9)	125,000	-	125,000	0.06%	0	125,000	0.01%
	Ronald Richards	-	-	-	-	-	-	-
	Merrick Okamoto (7)	1,950,000	-	1,950,000	1.0%	-	1,950,000.00	0.23%

Directors and officers as a group (5 Individuals)		104,134,347	42,351,166	146,485,513	74.82%	635,267,484	739,401,831	86.59%

1	Represents shares held by Arland Holdings, Ltd., which is located at 551 5th Avenue, Suite 1601, New York, NY 10176. Arie Rabinowitz has voting control over the shares held by Arland Holdings, Ltd.
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

7
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

8	Includes options to purchase 934,281 shares of our common stock which have vested and are currently exercisable.
9	Represents options to purchase 125,000 shares of our common stock which have vested and are currently exercisable.
10
Shows effect if all preferred shares were converted at $.01 if the conversion price is lowered pursuant to the ratchet provision in the Series A preferred stock certificate of designation if the offering covered by this registration statement is commenced.

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

Short Term Note Payable/Longview Fund-On September 23, 2008 Optex Systems, Inc. (Texas) borrowed $146,709 from Longview and issued a promissory note dated September 23, 2008, to Longview in connection therewith. The September 23, 2008 Note bore interest at the rate of 10% per annum with interest accruing until the maturity date of the September 23, 2008 Note, which was originally set as November 7, 2008. On March 30, 2009 in conjunction with the reorganization and Private Placement, Longview purchased 3.25 units of the Private Placement using $146,250 of the amount due under the Note as consideration for the purchase. The outstanding balance related to the original note issue of $459 plus $11,101 of accrued interest was paid in September 2009.

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
We made requests of counsel representing Sustut’s directors and officers to obtain additional information into the principles behind their determination that the securities of the registrant issued in the March 30, 2009 share exchange represented “fair market value” to acquire the business operations of Optex Systems, Inc. (Delaware), and they were not able to provide any information. We confirm that we have no affiliation with Sustut’s former counsel, Anslow & Jacklin, who was our only source of information regarding the prior history of Sustut and that the result of our request was that they stated they had no information and were not able to obtain further information. on this issue.

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for services rendered by EFP Rotenberg during fiscal years ended October 2, 2011 and October 3, 2010, respectively.

Fee Category	2011	2010
Audit Fees (1)	$112,073	$113,281

Audit-Related Fees-registration statement consents (2)	$12,500	$28,988

Tax Fees	$10,600	8,000

All Other Fees (3)	$0	5,063

(1) Audit Fees are fees for professional services performed by EFP Rotenberg LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended October 2, 2011and October 3, 2010, respectively.
(2)  Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.
(3)  Fees paid in related to Sarbanes-Oxley training and compliance requirements.

PART IV

Item 15 Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated July 27, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010 (10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (11)

10.30	Second Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (12)

10.31	Waiver of Series A preferred shareholders (14)

10.32	Form of Subscription Agreement (15)

10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011 (16)

10.34	Agreement with an internationally recognized defense contracting firm, dated as of November 3, 2011*

10.35	Amendment to 2009 Stock Option Plan

14.1	Code of Ethics (3)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS
XBRL Instance Document

101.SCH
XBRL Taxonomy Extension Schema Document

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document

101.CAL
XBRL Taxonomy Calculation Linkbase Document

101.LAB
XBRL Taxonomy Label Linkbase Document

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document

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

(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on August 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on July 23, 2010
(10)	Incorporated by reference from our Amendment No. 11 to Registration Statement on Form S-1 filed on February 2, 2011.
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Incorporated by reference from our Form S-1 filed on April 14, 2011
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
* Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman, Principal Executive Officer and Director

Date: December 27, 2011

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 27, 2011

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Director	December 27, 2011

/s/ Ronald F. Richards
Ronald F. Richards	Director	December 27, 2011

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Principal Executive Officer and Director	December 27, 2011

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 27, 2011