Form 10-Q
period 2012-01-01
Optex Systems Holdings Inc
filed 2012-02-15
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2012: 139,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended January 1, 2012

2

Item 1. Financial Information

Item 1. Financial Information

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 1, 2012

BALANCE SHEETS AS OF JANUARY 1, 2012 (UNAUDITED) AND OCTOBER 2, 2011	F-1

STATEMENTS OF OPERATIONS FOR THE THREE ENDED JANUARY 1, 2012(UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 2, 2011 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 1, 2012 (UNAUDITED) AND FOR THE THREE MONTHS ENDED JANUARY 2, 2011 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

3

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands)
	January 1, 2012 (Unaudited)	October 2, 2011

ASSETS

Current Assets
Cash	$1,299	$1,514
Accounts Receivable	2,010	2,392
Net Inventory	4,222	4,088
Prepaid Expenses	46	17
Total Current Assets	$7,577	$8,011
Property and Equipment
Property Plant and Equipment	$1,488	$1,488
Accumulated Depreciation	(1,340)	(1,227)
Total Property and Equipment	$148	$261
Other Assets
Deferred Tax Asset - Long Term	$1,140	$1,204
Security Deposits	21	21
Total Other Assets	$1,161	$1,225
Total Assets	$8,886	$9,497
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$573	$716
Accrued Expenses	419	547
Accrued Warranties	25	25
Credit Facility	188	507
Total Current Liabilities	$1,205	$1,795
Total Liabilities	$1,205	$1,795
Stockholders’ Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 139,444,940 shares issued and outstanding)	$139	$139
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,027 series A preferred issued and outstanding)	-	-
Additional Paid-in-capital	17,797	17,662
Retained Earnings (Deficit)	(10,255)	(10,099)
Total Stockholders’ Equity	$7,681	$7,702
Total Liabilities and Stockholders’ Equity	$8,886	$9,497

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)
	Three months ended
	January 1, 2012	January 2, 2011

Revenues	$4,270	$4,984
Total Cost of Sales	3,568	4,321
Gross Margin	$702	$663
General and Administrative	676	560
Operating Income (Loss)	$26	$103
Other Expenses
Interest (Income) Expense - Net	10	23
Total Other	$10	$23
Income (Loss) Before Taxes	$16	$80
Deferred Income Taxes (Benefit)	65	29
Net Income (Loss) After Taxes	$(49)	$51
Less preferred stock dividend	$(107)	$(101)
Net income (loss) applicable to common shareholders	$(156)	$(50)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding	139,444,940	139,444,940

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Thousands)
	Three months ended January 1, 2012	Three months ended January 2, 2011

Cash flows from operating activities:
Net income (loss)	$(49)	$51
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	18
Noncash interest expense	5	8
Stock option compensation expense	28	25
(Increase) decrease in accounts receivable	382	338
(Increase) decrease in inventory (net of progress billed)	(134)	224
(Increase) decrease in prepaid expenses	(29)	(33)
(Increase) decrease in deferred tax asset (net of valuation allowance)	65	29
Increase (decrease) in accounts payable and accrued expenses	(277)	88
Increase (decrease) in accrued estimated loss on contracts	-	(255)
Total adjustments	$153	$442
Net cash (used)/provided by operating activities	$104	$493
Cash flows from investing activities:
Purchased of property and equipment	-	(30)
Net cash (used in) provided by investing activities	$-	$(30)
Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(319)	(390)
Net cash (used In) provided by financing activities	$(319)	$(390)
Net increase (decrease) in cash and cash equivalents	$(215)	$73
Cash and cash equivalents at beginning of period	1,514	1,030
Cash and cash equivalents at end of period	$1,299	$1,103
Supplemental cash flow information:
Cash paid for interest	$5	16

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc. “), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. was acquired by Optex Systems Holdings in a share exchange transaction. Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration, Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of January 1, 2012, Optex Systems Holdings operated with 76 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, primarily for Department of Defense and foreign military applications. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of January 1, 2012 and October 2, 2011, inventory included:

	(Thousands)
	As of January 1, 2012	As of October 2, 2011
	(unaudited)
Raw Materials	$2,746	$3,917
Work in Process	1,767	1,930
Finished Goods	409	176
Gross Inventory	$4,922	$6,023
Less:
Unliquidated Progress Payments	(14)	(1,181)
Inventory Reserves	(754)	(754)
Net Inventory	$4,154	$4,088

Revenue Recognition:Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35:

The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable.On October 24, 2011, Optex Systems Inc. was awarded a $7.8 million dollar contract which provided for milestone invoices up to a total of $3.7 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non substantive milestone payments are reported as a liability on the balance sheet as Customer Advance Deposits.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability
Start of Work Meeting System Functional Review Production Start of Work	Nov-11	$34.4	$552.9
Delivery of Two Prototypes	Nov-11	63.7	61.8
Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Nov-11	25.0	1,032.4
Placement of Long Lead Material (LLM)	Nov-11	25.0	100.4
Delivery of Two Engineering Development Units	Dec-11	55.0	100.0
Critical Design Review PRM #2 (Meeting)	Jan-12	25.0	150.0
Delivery of One Production Ready Unit	Feb-12	68.2	100.0
PRM #3 (Meeting)	Mar-12	69.3	570.0
Delivery of Two Final Production Ready Units	Jun-12	128.0	575.0
Total Milestones		$493.6	$3,242.5

In the three months ending January 1, 2012, Optex recognized $123 thousandof revenue as a result of achieving substantive milestone events. During the three months ending January 2, 2011, there were no existing contracts providing for milestone billing, and no revenue was recognized as a result of milestone events.

Customer Advance Deposits:Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non substantive milestone payments or other cash in advance payment terms. As of January 1, 2012 Optex Systems, Inc. had invoiced $1.6 million in customer advance deposits related to non substantive milestone billings during November and December 2011. As the amounts were unpaid as of January 1, 2012, they are not reflected in the customer advance deposits.The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. As of October 2, 2011, there were no milestone or advance payment agreements; thus the customer advance deposit balance was zero.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended January 1, 2012.

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

For the three months ended January 1, 2012, 1,027 shares of Series A preferred stock, 48,597,649 stock options and 9,948,667 warrants were excluded as anti-dilutive. For the three months ended January 2, 2011,  1,027 shares of Series A preferred stock, 2,697,649 stock options and 9,948,667 warrants were excluded as anti-dilutive.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three months ended January 1, 2012 was $73 thousand, and total expense for manufacturing and office equipment was $4 thousand. Total expense under facility lease agreements for the three months ended January 2, 2011 was $71 thousand. Total expense for manufacturing and office equipment for the three months ended January 2, 2011 was $9 thousand.

As of January 1, 2012, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year
2012	$175
2013	232
2014	242
2015	201

Total minimum lease payments	$850

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of the deferred rent expense will be amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of January 1, 2012 was $86 thousand. Commencing on August 1, 2010, the base rent payment was $19 thousand per month.

Note 4 - Debt Financing

Credit Facility – Avidbank

On March 22, 2011, the Company amended their revolving credit facility with Avidbank, which provides up to $1 million in financing against eligible receivables. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 8.5% and the then in effect prime rate plus 3.5% and subject to a minimum semiannual interest payment of $20 thousand

•	Interest shall be paid monthly in arrears.

•	The expiration date of the facility is March 15, 2012, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. toAvidbank.

⁬	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during the period from March 15, 2011 and March 15, 2012.

As of January 1, 2012, the outstanding balance on the line of credit is $188 thousand.  For the period ended January 1, 2012, the total interest expense against the outstanding line of credit balance was $10 thousand.  Optex Systems Holdings satisfied the 30 consecutive zero balance on the revolving line of credit between August 4, 2011 and September 4, 2011.

Note 5-Stock Based Compensation

On March 26, 2009, the Board of Directors adopted the 2009 Stock Option Plan providing for the issuance of up to 6,000,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings

Options granted under the 2009 Stock Option Plan vest as determined by the Board of Directors of Optex Systems Holdings or a committee set up to act as a compensation committee of the Board of Directors and terminate after the earliest of the following events: (i) expiration of the option as provided in the option agreement, (ii) 90 days following the date of termination of the employee, or (iii) ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. Optex Systems Holdings recognizes compensation expense ratably over the requisite service period.

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

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, Optex Systems Holdings Board of Directors authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of Optex Systems Holdings, with the options to be issued within 60 days of December 9, 2011.For shares granted as of December 9, 2011, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 42,716,864 of the 46,070,000 shares will vest as of the end of the contract term.

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

As of January 1, 2012, 1,504,315 of the awarded stock options had vested and 154,000 shares had been forfeited due to employee turnover. As of January 2, 2011, 776,731 of the awarded stock options had vested and 84,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $28 thousand and $25 thousand for the quarters ended January 1, 2012 and January 2, 2011, respectively.  The impact of this expense was immaterial to the basic and diluted net loss per share for the quarters ended January 1, 2012 and January 2, 2011, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the quarters ended January 1, 2012 andJanuary 2, 2011, the estimated deferred tax assets related to option compensation costs were $9 thousand each of the respective quarters. These tax effects have been recorded in the financial statement expenses.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

The company records it’s stock based compensation expense in accordance with ASC 718-10, “Compensation – Stock Compensation”. In estimating the value of stock options issued, management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  For options issued on December 9, 2011, the fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of December 9, 2011  Further, Optex used an expected volatility of 364.2% which was calculated using the historical Optex Systems Holdings stock prices over the prior 12 month trading period. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. As our assumptions are based on historical information, judgment is required to determine if historical trends are fair indicators of future outcomes.

The risk-free interest ratesused of 1.5% to 2.2% were determined based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options of 4.5 to 7 years depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option grant.  Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that Optex Systems Holdings does not presently have any intention of paying cash dividends on its common stock

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 01/01/12	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2015
Total	48,751,649		48,597,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of October 3, 2010	2,598,649	$-	4.13	-
Granted – 2011	—	$—	—	—
Forfeited – 2011	(71,000)	$—	—	—
Exercised – 2011	—	$—	—	—
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$—	5.94	—
Forfeited – 2012	—	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of January 1, 2012	48,597,649	$—	5.80	—

Exercisable as of October 2, 2011	1,504,315	—		—

Exercisable as of January 1, 2012	1,504,315	$—	—	$—

There were 46,070,000 new options granted and zero options exercised during quarter ended January 1, 2012.   The total intrinsic value of options granted during the quarter ended January 1, 2012was $0.

 The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.15
Non-vested granted — year ended October 2, 2011	—	$0.00
Vested — year ended October 2, 2011	(727,334)	$0.12
Forfeited — year ended October 2, 2011	(71,000)	$0.15
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — three months ended January 1, 2012	46,070,000	$0.01
Vested — three months ended January 1, 2012	—	$—
Forfeited — three months ended January 1, 2012	—	$—
Non-vested as of January 1, 2012	47,093,334	$0.01

As of October 2, 2011, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $397 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018.

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

As of January 1, 2012, Optex Systems Holdings had the following warrants outstanding:

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

During the periods ended January 1, 2012 and January 2, 2011, Optex Systems Holdings recorded a total of $0 thousand and $8 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of zero as of January 1, 2012.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 6 Stockholder’s Equity

Common stock:

During the quarters ended January 1, 2012 and January 2, 2011 there were no new issues of common or preferred stock.

On June 22, 2011, our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 2 billion. This amendment was the subject of a Definitive Information Statement on Scheduled 14C which was filed with the SEC on September 23, 2011 and filed with the Secretary of State of the State of Delaware on November 23, 2011.

On April 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share), which will trigger the ratchet provision of the Series A preferred stock and reduce the conversion price to $0.01 per share. The S-1 also contemplates a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors and a waiver of accrued dividends from the Series A preferred shareholders. The Registration Statement on Form S-1 is currently in the review process with the Commission.

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

As of the three months ended January 1, 2012 and January 2, 2011, Optex Systems Holdings recorded preferred dividends payable of $107 and $101 thousand, respectively. As of July 3, 2011, the preferred shareholders agreed to waive the past dividends in arrears through July 3, 2011 of $884 thousand in exchange for an increase in the stated value to $6,830.64.  According to the agreement, future dividends related to the preferred shares were also to be waived pending approval of the S1- filing.As of January 1, 2012 there was a total of$ 213 thousand of dividends in arrears on Series A preferred shares pending approval of the S-1 filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at January 1, 2012 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended October 2, 2011 and the quarter ended January 1, 2012, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Many of our contracts are prime or subcontracted directly with the Federal government and, as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation  clauses 52.249-2 “Termination for Convenience of the Government Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors.  It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties.  We are currently not aware of any pending terminations for convenience or for default on our existing contracts.

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

Many of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery. In addition, Optex has a significant contract that allows for milestone payments in advance of delivery, based on achieving significant milestone events in accordance with the contract schedule. To the extent our contracts allow for progress or milestonepayments, we intend to utilize these benefits, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete.  Optex has submitted an equitable adjustment request on the Aiming Circle Howitzer program due to significant design issues impacting the manufacturability of the product.  Discussions with the contracting agency are ongoing; however, as of January 1, 2012, we have not yet received resolution from the contracting officer regarding the status of our request.

Results of Operations

Backlog as of January 1, 2012 was $19.5 million as compared to a backlog of $16.6 million as of January 2, 2011, representing an increase of 17.5%.  The following table depicts the current expected delivery by of all contracts awarded as of January 1, 2012.

Product Line	Qtr 2	Qtr 3	Qtr 4	2012	2013	2014	2015	2016	2017	Total
Howitzer	0.7	0	0	0.7	0	0	0	0	0	0.7
Periscopes	2.5	2.8	2.1	7.4	1.6	0.1	0	0	0	9.1
Sighting Systems	0.3	0.2	0.1	0.6	1.6	1.6	1.4	1.4	1.2	7.8
Other	0.1	0.2	1.3	1.6	0.1	0.1	0.1	0	0	1.9
Total	3.6	3.2	3.5	10.3	3.3	1.8	1.5	1.4	1.2	19.5

In the first fiscal quarter of 2012, Optex Systems Holdings received $12.3 million in new orders consisting of a $7.8 million M36 contract deliverable over 5 years from a major international defense contractor, a $1.2 million other product line award from the Defense Logistics Agency for a Gunner's Head Assembly on the M1 Abrams Tank deliverable in fiscal year 2012, and $3.3 million in additional orders from several customers primarily in support of our periscope and other product line which will be delivered in fiscal years 2012 and 2013. The $7.8 million M36 contract provides for milestone billings in the current fiscal year of $3.7 million of which approximately $3.2 million relates to customer advance deposits for future year deliverables.

Three Months Ended January 1, 2012 Compared to the Three Months Ended January 2, 2011

Revenues. In the three months ended January 1, 2012, revenues decreased by (14.0)% from the respective prior period in 2011 as set forth in the table below (dollar amounts in millions):

	(Millions, except for percentages)
	Three Months ended
Product Line	January 1, 2012	January 2, 2011	Change
Howitzer Programs	$1.0	1.6	(0.6)
Periscope Programs	2.8	2.9	(0.1)
Sighting Systems	0.3	-	0.3
All Other	0.2	0.5	(0.3)
Total	$4.3	5.0	(0.7)

Percent increase (decrease)			(14.0)%

Revenues decreased by $(0.1) million, or (3.4%), on our periscope line during the three months ended January 1, 2012 as compared to the three months ended January 2, 2011. Based on our current backlog demand and projected orders for the remaining three quarters of fiscal 2012, we expect the periscope product line revenues to approximatethe revenues in the same quarters in 2011. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.

Revenues from the Howitzer programs decreased $(0.6) million, or (37.5%), over the same three months in the prior year.  The decline in revenue is primarily due to completion of two of our Howitzer programs in FY2011 with no current follow-on contracts. We expect the volume decline to continue as we ship the $0.7 million contract balance of the remaining Howitzer contract in the next quarter.

Sighting systems revenues increased $0.3 million, or 100%, over the same three months in the prior year, due to milestone invoices related to prototype development of M36 Day/Night vision units to a foreign customer, and M36 refurbishments and repair revenues to domestic customer, combined with the shipment of spare of back up sights to a domestic customer in the first quarter of fiscal year 2012. We expect deliveries on sighting systems to increase significantly throughout fiscal year 2012 and beyond due to the recent award of a significant $7.8 million 5 year M36 contract booked in November 2011. Fiscal year 2012 deliveries against the program are expected to be approximately $0.6 million,while full production for the contract is not expected to commence until the first quarter of fiscal year 2013 and will continue at a rate of approximately $1.5 million per year thereafter through contract completion.In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Decreases in the other product lines of $(0.3) million, or (60.0%), for the three months ending January 1, 2012 compared to the prior year period are due to lower orders and production quantities from GDLS on collimator muzzle reference system assemblies as our current contracts for these units are winding down.We expect overall revenues for the other product lines to increase by approximately 45% in fiscal year 2012 as compared to fiscal year 2011, primarily in the fourth fiscal quarter due to the award of the Defense Logistics Agency Gunner's Head Assemblies of $1.2 million due later in the year.

We experienced losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.   Included in the total realized losses against these programs is $0.8 million related specifically to one of the contracts for which Optex has requested an equitable adjustment due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex realized the entire loss in fiscal year 2010 and as of October 2, 2011,all of the loss Howitzer contracts were complete. Optex has been engaged in ongoing conversations with the contracting agency regarding the equitable adjustment claim and expects resolution sometime in the current fiscal year. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Cost of Goods Sold. During the three months ended January 1, 2012, we recorded cost of goods sold of $3.6 million as opposed to $4.3 million during the three months ended January 2, 2011, a decrease of $0.7 million or 16.3%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable three month period in the prior year, in addition to changes in revenue mix to more profitable product lines. The gross margin during the three months ended January 1, 2012 was $0.7 million or 16.3% of revenues as compared to a gross margin of $0.7 million or 14.0% for the three months ended January 2, 2011. The increase in gross margin percentage for the quarter as compared to the prior year is primarily due toa shift in product mix toward more profitable programs and completion of the Howitzer loss programs in 2011.

G&A Expenses. During the three months ended January 1, 2012, we recorded operating expenses of $0.7 million as opposed to $0.6 million, during the three months ended January 2, 2011, an increase of $0.1 million or 16.7%. Operating expenses increasedover prior year levels primarily due to increased sales and marketing expenses due to the direct hire of aVice President of Business Development $0.03 million, securing an advertising/public relations agreement $0.02 million, increased travel and exposition expenses $0.02 million, research and development costs $0.02 million and legal costs associated with patent research and filing fees, which were necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets. We expect the increased general and administrative costs to continue throughout fiscal year 2012 with an overall increase of approximately 20% over the prior year level. We believe these investments in product development have contributed significantly to the new orders booked in the first quarter of fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles moving forward.

Operating Income (Loss). During the three months ended January 1, 2012, we recorded operating income of $0.03 million, as compared to operating income of $0.1 million during the three months ended January 2, 2011. The decline in operating income of $0.07 million is primarily due to increased spending in general and administrative costs in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the three months ended January 1, 2012, we recorded a net loss applicable to common shareholders of $(0.16) million, as compared to $(0.05) million for the three months ended January 2, 2011, representing anincreased loss of $(0.11) million. In the first three months of fiscal 2012, we recognized deferred tax expenses $0.07 million as compared to $0.03 in the same period of fiscal year 2011. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and goodwill.Interest expense decreased by $0.01 million in the current quarter as compared to the prior year quarter.

Liquidity and Capital Resources

Cash Flows for the Period from October 2, 2011 through January 1, 2012

Cash and Cash Equivalents. As of January 1, 2012, we had cash and cash equivalents of $1.3 million. During the period from October 3, 2011 through January 1, 2012, we decreased cash and cash equivalents by $0.2 million primarily attributable to payments made against the open line of credit.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from October 3, 2011 to January 1, 2012 totaled $0.1 million. The primary sources of cash during this period relate to decreases in accounts receivable of $0.4 million offset by increased accounts payable and accrued expenses of ($0.3) million. .

Net Cash (Used) by Investing Activities. In the three months ended January 1, 2012, there was no cash used by investing activities.

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled $0.3 million during the three months ended January 1, 2012 due to the repayment of $0.3 million of the outstanding balance of the revolving credit facility since October 2, 2011.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended October 2, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of January 1, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

Our historical operations depend on government contracts and subcontracts. We face risks related to contracting with the federal and foreign governments, including budget issues and fixed price contracts.

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by government agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in government budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. and foreign military. Since we depend on orders for equipment for the U.S. and foreign military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of January 1, 2012, there were no loss contracts or associated loss provisions accrued for fixed price contracts.

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

Item 6. Exhibits

Exhibit
No.	Description

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 15, 2012	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 15, 2012	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and Principal
Accounting Officer

