Form 10-K/A
period 2011-10-02
Optex Systems Holdings Inc
filed 2012-03-27
CIK 1397016

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

Yes☐ No ☒

The aggregate market value of the 26,111,658  shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on December 20, 2011 was $52,223.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 26, 2012
Common Stock	139,444,940

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE: This Amendment No. 1 to Form 10-K is filed to attach a revised redacted version of Exhibit 10.34 originally attached to the Form 10-K for the fiscal year ended October 2, 2011, in connection with the issuer’s ongoing application for confidential treatment of certain terms of Exhibit 10.34.