Form 10-Q
period 2012-04-01
Optex Systems Holdings Inc
filed 2012-05-15
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2012: 144,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended April 1, 2012

INDEX

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 4.	Control and Procedures	9
		10
PART II— OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 1A	Risk Factors	9
Item 4	Mine Safety Disclosures	12
Item 6.	Exhibits	12

SIGNATURE		12

2

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 1, 2012

BALANCE SHEETS AS OF APRIL 1, 2012 (UNAUDITED) AND OCTOBER 2, 2011	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 2012 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED APRIL 3, 2011 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 1, 2012 (UNAUDITED) AND FOR THE SIX MONTHS ENDED APRIL 3, 2011 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

3

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands)
	April 1, 2012 (Unaudited)	October 2, 2011

ASSETS

Current Assets
Cash	$3,351	$1,514
Accounts Receivable	1,986	2,392
Net Inventory	4,146	4,088
Prepaid Expenses	47	17

Total Current Assets	$9,530	$8,011

Property and Equipment
Property Plant and Equipment	$1,523	$1,488
Accumulated Depreciation	(1,352)	(1,227)

Total Property and Equipment	$171	$261

Other Assets
Deferred Tax Asset - Long Term	$1,087	$1,204
Security Deposits	21	21
Intangibles	50	-

Total Other Assets	$1,158	$1,225

Total Assets	$10,859	$9,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$938	$716
Accrued Expenses	546	547
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	400	-
Credit Facility	-	507

Total Current Liabilities	$1,909	$1,795

Other Liabilities
Customer Advance Deposits - Long Term	1,247	-

Total Other Liabilities	$1,247	$-

Total Liabilities	$3,156	$1,795

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 144,444,940 and 139,444,940 shares issued and outstanding, respectively)	$144	$139
Optex Systems Holdings, Inc. Preferred Stock (par $0.001, 5,000 authorized, 1,027 series A preferred issued and outstanding)	-	-
Additional Paid-in-capital	17,670	17,662
Retained Earnings (Deficit)	(10,111)	(10,099)

Total Stockholders' Equity	$7,703	$7,702

Total Liabilities and Stockholders' Equity	$10,859	$9,497

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)
	Three months ended		Six months ended
	April 1, 2012 (Unaudited)	April 3, 2011 (Unaudited)	April 1, 2012 (Unaudited)	April 3, 2011 (Unaudited)

Revenues	$3,863	$3,756	$8,133	$8,740

Total Cost of Sales	3,227	3,164	6,795	7,485

Gross Margin	$636	$592	$1,338	$1,255

General and Administrative	645	589	1,321	1,149

Operating Income (Loss)	$(9)	$3	$17	$106

Other Expenses

Interest (Income) Expense - Net	7	30	17	53
Total Other	$7	$30	$17	$53

Income (Loss) Before Taxes	$(16)	$(27)	$-	$53

Deferred Income Taxes (Benefit)	53	(10)	118	20

Net Income (Loss) After Taxes	$(69)	$(17)	$(118)	$33

Less preferred stock dividend waived (accrued)	$213	$(102)	$106	$(203)

Net income (loss) applicable to common shareholders	$144	$(119)	$(12)	$(170)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	141,203,181	139,444,940	140,324,060	139,444,940

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Thousands)
	Six months ended
	April 1, 2012 (Unaudited)	April 3, 2011 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(118)	$33

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	34
(Increase) decrease of intangible assets	(50)	-
Noncash interest expense (income)	(1)	19
Stock option compensation expense	69	50
(Increase) decrease in accounts receivable	406	371
(Increase) decrease in federal income tax receivable	-	(376)
(Increase) decrease in inventory (net of progress billed)	(58)	(23)
(Increase) decrease in prepaid expenses	(30)	177
(Increase) decrease in deferred tax asset (net of valuation allowance)	118	396
Increase (decrease) in accounts payable and accrued expenses	221	319
Increase (decrease) in customer advance deposits	1,647	-
Increase (decrease) in accrued estimated loss on contracts	-	(625)
Total adjustments	$2,447	$342
Net cash (used)/provided by operating activities	$2,329	$375

Cash flows from investing activities:
Purchases of property and equipment	(35)	(22)
Net cash (used in) provided by investing activities	$(35)	$(22)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(507)	(671)
Proceeds from issuance of common stock	50	-
Net cash (used In) provided by financing activities	$(457)	$(671)

Net increase (decrease) in cash and cash equivalents	$1,837	$(318)
Cash and cash equivalents at beginning of period	1,514	1,030
Cash and cash equivalents at end of period	$3,351	$712

Supplemental cash flow information:
Cash paid for interest	$19	34

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of April 1, 2012, Optex Systems Holdings operated with 73 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, primarily for Department of Defense and foreign military applications. Its products are installed on a variety of U.S. and foreign military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors.

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

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Optex Systems Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended October 2, 2011 and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of April 1, 2012 and October 2, 2011, inventory included:

	(Thousands)
	As of April 1, 2012 (unaudited)	As of October 2, 2011

Raw Materials	$3,160	$3,917
Work in Process	1,440	1,930
Finished Goods	654	176
Gross Inventory	$5,254	$6,023
Less:
Unliquidated Progress Payments	(354)	(1,181)
Inventory Reserves	(754)	(754)
Net Inventory	$4,146	$4,088

Revenue Recognition: Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems Inc. was awarded a $7.8 million dollar contract with General Dynamics Land Systems - Canada which provides for milestone invoices up to a total of $3.9 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

The following table depicts the current contract milestone schedule as of April 1, 2012.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Nov-11	$34.4	$552.9

Delivery of Two Prototypes	Nov-11	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Nov-11	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Apr-12	25.0	150.0

Placement of Long Lead Material (LLM)	May-12	25.0	100.4

Delivery of Two Engineering Development Units	May-12	55.0	100.0

Delivery of One Production Ready Unit	May-12	68.2	125.6

PRM #3 (Meeting)	May-12	69.3	570.0

Delivery of Two Final Production Ready Units	Jun-12	258.6	575.0

Total Milestones		$624.2	$3,268.1

In the three and six months ending April 1, 2012, Optex recognized $123 thousand of revenue as a result of achieving substantive milestone events. During the three and six months ending April 3, 2011, there were no existing contracts providing for milestone billing, and no revenue was recognized as a result of milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of April 1, 2012, Optex Systems, Inc. had collected $1.6 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $400 thousand related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.2 million related long term customer advance deposits for deliveries occurring after March 2013. As of October 2, 2011, there were no milestone or advance payment agreements; thus the customer advance deposit balance was $0.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three and six months ended April 1, 2012.

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

For the three and six months ended April 1, 2012, 1,027 shares of Series A preferred stock, 48,597,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and six months ended April 3, 2011,  1,027 shares of Series A preferred stock, 2,572,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three and six months ended April 1, 2012 was $68 thousand and $140 thousand, respectively, and total expense for manufacturing and office equipment was $3 thousand and $7 thousand, respectively. Total expense under facility lease agreements as of the three and six months ended April 3, 2011 was $74 and $145 thousand, respectively, and total expense for manufacturing and office equipment was $11 and $20 thousand, respectively.

As of April 1, 2012, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year
2012	$117
2013	232
2014	242
2015	201

Total minimum lease payments	$792

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of this deferred rent expense is amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of April 1, 2012 was $80 thousand as compared to $104 thousand as of April 3, 2011. Commencing on August 1, 2010, the base rent payment is $19 thousand per month.

Note 4 – Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, in accordance with ASC 730, “Research and Development”. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. The patent costs are amortized over the expected useful life of 7 years for book purposes and over 15 years for income tax purposes.  As of the April 1, 2012, the total unamortized balance of intangible assets was $50 thousand.

The unamortized balance of intangible assets will be amortized to general and administrative expenses over the next 5 years as follows:

Fiscal Year	Patent Costs (Thousands)
2012	$4
2013	7
2014	7
2015	7
2016	7
Total	$32

In the periods ending April 1, 2012 and April 3, 2011, respectively, there was $0 amortization expense associated with the intangible assets.

Note 5 - Debt Financing

Credit Facility – Avidbank

On March 22, 2011, Optex Systems Holdings, Inc. amended its revolving credit facility with Avidbank, which provided up to $1 million in financing against eligible receivables. The line expired on March 15, 2012 and as of April 1, 2012, the outstanding balance on the line of credit was $0.  For the three months and six months ended April 1, 2012, the total interest expense against the outstanding line of credit balance was $7 thousand and $17 thousand, respectively. For the three months and six months ended April 3, 2011, the total interest expense against the outstanding line of credit balance was $30 thousand and $53 thousand, respectively.

On April 16, 2012, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is April 15, 2014. See Note 8 – Subsequent Events for a further discussion of this credit facility amendment.

Note 6-Stock Based Compensation

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

As of April 1, 2012, 1,971,149 of awarded stock options had vested and 154,000 shares had been forfeited due to employee turnover. As of April 3, 2011, 1,237,315 of the awarded stock options had vested and 109,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $42 and $69 thousand for the three and six months ended April 1, 2012, respectively, as opposed to $25 and $50 thousand for the three and six months ended April 3, 2011, respectively.  The impact of this expense was immaterial to the basic and diluted net loss per share for the quarters ended April 1, 2012 and April 3, 2011, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three and six months ended April 1, 2012, the estimated deferred tax assets related to option compensation costs were $14 thousand and $23 thousand, respectively. For the three and six months ended April 3, 2011, the estimated deferred tax assets related to option compensation costs were $9 thousand and $17 thousand, respectively. These tax effects have been recorded in the financial statement expenses.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

The company records its stock based compensation expense in accordance with ASC 718-10, “Compensation – Stock Compensation”. In estimating the value of stock options issued, management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  For options issued on December 9, 2011, the fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of December 9, 2011  Further, Optex used an expected volatility of 364.2% which was calculated using the historical Optex Systems Holdings stock prices over the prior 12 month trading period. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. As our assumptions are based on historical information, judgment is required to determine if historical trends are fair indicators of future outcomes.

The risk-free interest rates used of 1.5% to 2.2% were determined based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options of 4.5 to 7 years depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option grant.  Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that Optex Systems Holdings does not presently have any intention of paying cash dividends on its common stock

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 04/01/12	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	278,250	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,517,500	12/08/2018	12/08/2015
Total	48,751,649		48,597,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 3, 2010	2,598,649	$-	4.13	-
Granted – 2011	—	$—	—	—
Forfeited – 2011	(71,000)	$—	—	—
Exercised – 2011	—	$—	—	—
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	—	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of April 1, 2012	48,597,649	$—	5.05	—

Exercisable as of April 1, 2012	1,971,149	$—	—	$—

There were zero and 46,070,000 new options granted in the three and six months ended April 1, 2012, respectively and zero options exercised during the three and six months ended April 1, 2012.   The total intrinsic value of options granted during the six months ended April 1, 2012 is $138 thousand.

 The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.15
Non-vested granted — year ended October 2, 2011	—	$0.00
Vested — year ended October 2, 2011	(727,334)	$0.12
Forfeited — year ended October 2, 2011	(71,000)	$0.15
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — six months ended April 1, 2012	46,070,000	$0.01
Vested — six months ended April 1, 2012	(466,834)	$—
Forfeited — six months ended April 1, 2012	—	$—
Non-vested as of April 1, 2012	46,626,500	$0.01

As of April 1, 2012, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $355 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018.

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

As of April 1, 2012, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 4/01/12	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Business Funding - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the three and six months ended April 1, 2012, Optex Systems Holdings recorded no interest expense related to the outstanding warrants. During the three and six months ended April 3, 2011, Optex Systems Holdings recorded a total of $5 thousand and $13 thousand in interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of October 2, 2011.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 7 Stockholder’s Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Registrant at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. The Common Stock was purchased by Alpha in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued will bear the appropriate restrictive legend. There were no other issues of common or preferred stock during the three and six months ended April 1, 2012. During the three and six months ended April 3, 2011 there were no new issues of common or preferred stock.

On June 22, 2011, our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 2 billion. This amendment was the subject of a Definitive Information Statement on Scheduled 14C which was filed with the SEC on September 23, 2011 and filed with the Secretary of State of the State of Delaware on November 23, 2011.

On April 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share). The S-1 also contemplates a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors and a waiver of accrued dividends from the Series A preferred shareholders. The Registration Statement on Form S-1 is currently in the review process with the Commission.

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,830.64; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share. The dividends were subsequently waived and the price per share was reset to $0.01 on February 21, 2012 as discussed below.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of July 3, 2011, the preferred shareholders agreed to waive the past dividends in arrears through July 3, 2011 of $884 thousand in exchange for an increase in the stated value to $6,830.64. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Registrant’s Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Registrant’s Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three and six months ended April 1, 2012, Optex Systems Holdings reversed previously recorded preferred dividends payable of ($213) thousand and ($106) thousand, respectively. As of the three and six months ended April 3, 2011, Optex Systems Holdings recorded preferred dividends payable of $102 thousand and $203 thousand, respectively. As of April 1, 2012 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

Note 8 Subsequent Events

On April 16, 2012, the Company amended its revolving credit facility with Avidbank, which provides up to $1 million in financing against eligible receivables for up to two years. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 3.5%. The additional minimum interest payment requirement has been eliminated.

●	Interest shall be paid monthly in arrears.

●	The loan period is from April 15th through April 14th of the following year, beginning with the period of April 15, 2012 through April 14, 2013 and a revolving maturing date of April 14, 2014, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

●	A renewal fee of $10,000 is due on the 15th day of April each year beginning with April 15, 2012.

●	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

●	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during each loan period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at April 1, 2012 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended October 2, 2011 and the quarter ended April 1, 2012, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, a reorganization was consummated pursuant to which the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock for shares of common stock of Optex Systems Holdings as follows:  (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock, and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock.  Optex Systems, Inc. (Delaware) remained a wholly-owned subsidiary of Optex Systems Holdings.

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

Many of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery. In addition, Optex has a significant contract that allows for milestone payments in advance of delivery, based on achieving significant milestone events in accordance with the contract schedule. To the extent our contracts allow for progress or milestone payments, we intend to utilize these benefits, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete.  Optex has submitted an equitable adjustment request on the Aiming Circle Howitzer program due to significant design issues impacting the manufacturability of the product.  Discussions with the contracting agency are ongoing; however, as of April 1, 2012, we have not yet received resolution from the contracting officer regarding the status of our request.

Results of Operations

Backlog as of April 1, 2012, was $18.0 million as compared to a backlog of $13.8 million as of April 3, 2011, representing an increase of 30.4%.  The following table depicts the current expected delivery by of all contracts awarded as of April 1, 2012.

Product Line	Qtr 3	Qtr 4	2012	2013	2014	2015	2016	2017	Total
Howitzer	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Periscopes	2.7	2.4	5.1	2.1	0.3	0.1	0.0	0.0	7.6
Sighting Systems	0.5	0.2	0.7	1.7	1.6	1.4	1.4	1.2	8.0
Other	0.3	1.6	1.9	0.3	0.1	0.1	0.0	0.0	2.4
Total	3.5	4.2	7.7	4.1	2.0	1.6	1.4	1.2	18.0

In the first two fiscal quarters of 2012, Optex Systems Holdings received $14.7 million in new orders consisting of a $8.0 million M36 contract deliverable over 5 years from General Dynamics Land Systems - Canada, a $1.2 million other product line award from the Defense Logistics Agency for a Gunner's Head Assembly on the M1 Abrams Tank deliverable in fiscal year 2012, and $5.5 million in additional orders from several customers primarily in support of our periscope and other product line which will be delivered in fiscal years 2012 through 2015. The $8.0 million M36 contract provides for milestone billings in the current fiscal year of $3.9 million of which approximately $3.3 million relates to customer advance deposits for future year deliverables.

Three Months Ended April 1, 2012 Compared to the Three Months Ended April 3, 2011

Revenues. In the three months ended April 1, 2012, revenues increased by 2.6% from the respective prior period in 2011 as set forth in the table below (dollar amounts in millions):

	Three months ended
Product Line	April 1, 2012	April 3, 2011	Variance	% Chg
Howitzer	0.7	0.8	(0.1)	-12.5%
Periscopes	3.0	2.6	0.4	15.4%
Other	0.2	0.4	(0.2)	-50.0%
Total	3.9	3.8	0.1	2.6%

Revenues increased by $0.4 million, or 15.4%, on our periscope line during the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The primary reason for the increase is due to higher production quantities of glass periscope ICWS orders. The increase in glass periscopes is partially offset by an overall decline in plastic periscope shipments as compared to the prior year period.

Revenues from the Howitzer programs decreased $(0.1) million, or 12.5%, over the same three months in the prior year.  The decline in revenue is primarily due to completion of two of our Howitzer programs in FY2011 and completion of our one remaining Howitzer program in March 2012 with no current follow-on contracts.

Decreases in the other product lines of $(0.2) million, or 50.0%, for the three months ending April 1, 2012 compared to the prior year period are due to lower orders and production quantities from GDLS on collimator muzzle reference system assemblies as our current contracts for these units are winding down. The prior year period also included a short onetime order for big eye binocular assemblies.

Cost of Goods Sold. During the three months ended April 1, 2012 and April 3, 2011,we recorded cost of goods sold of $3.2. The gross margin during the three months ended April 1, 2012 was $0.64 million or 16.4% of revenues as compared to a gross margin of $0.59 million or 15.5% for the three months ended April 3, 2011. The increase in gross margin percentage for the quarter as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer loss programs in 2011.

G&A Expenses. During the three months ended April 1, 2012, we recorded operating expenses of $0.65 million as opposed to $0.59 million, during the three months ended April 3, 2011, an increase of $0.06 million or 10.2%. Operating expenses increased over prior year levels primarily due to increased sales and marketing expenses associated with the direct hire of a Vice President of Business Development ($0.04 million) and securing an advertising/public relations agreement ($0.02 million). The additional costs were necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets. We expect the increased general and administrative costs to continue throughout fiscal year 2012 with an overall increase of approximately 20% over the prior year level. We believe these investments in product development have contributed significantly to the new orders booked in the first quarter of fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles.

Operating Income (Loss). During the three months ended April 1, 2012, we recorded an operating loss of ($0.01) million, as compared to operating income of $0.0 million during the three months ended April 3, 2011. The decline in operating income of ($0.01) million is primarily due to increased spending in general and administrative costs in the current year over prior year levels partially offset by a higher gross margin.

Net Income (Loss) applicable to common shareholders. During the three months ended April 1, 2012, we recorded a net income applicable to common shareholders of $0.14 million, as compared to a loss of $(0.12) million for the three months ended April 3, 2011, representing an decreased loss of $0.26 million. The primary reason for the decreased loss relates to the waiver of accrued dividends on preferred stock of $0.21 million in February 2012. In the three months ended April 1, 2012, we recognized deferred tax benefit $0.05 million as compared to a deferred tax expense of ($0.01) in the same period of fiscal year 2011. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and goodwill. Interest expense decreased by $0.02 million in the current quarter as compared to the prior year quarter.

Six Months Ended April 1, 2012 Compared to the Six Months Ended April 3, 2011

Revenues. In the six months ended April 1, 2012, revenues decreased by (6.9)% from the respective prior period in 2011 as set forth in the table below (dollar amounts in millions):

	Six months ended
Product Line	April 1, 2012	April 3, 2011	Variance	% Chg
Howitzer	1.7	2.4	(0.7)	-29.2%
Periscopes	5.8	5.6	0.2	3.6%
Sighting Systems	0.3	-	0.3	100.0%
Other	0.3	0.7	(0.4)	-57.1%
Total	8.1	8.7	(0.6)	-6.9%

Revenues increased by $0.2 million, or 3.6%, on our periscope line during the six months ended April 1, 2012 as compared to the six months ended April 3, 2011. The primary increases are due to higher production levels on our glass periscope business partially offset by lower revenues on our plastic periscope lines. Based on our current backlog demand and projected orders for the remaining two quarters of fiscal 2012, we expect the periscope product line revenues to approximate the revenues in the same quarters in 2011. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.

Revenues from the Howitzer programs decreased $(0.7) million, or 29.2%, over the same six months in the prior year.  The decline in revenue is primarily due to completion of two of our Howitzer programs in FY2011 and the completion of the one remaining Howitzer program in March 2012 with no current follow-on contracts. We do not expect any additional Howitzer revenues during the last six months of fiscal 2012 as the contracts are complete.

Sighting systems revenues increased $0.3 million, or 100%, over the same six months in the prior year, due to milestone invoices related to prototype development of M36 Day/Night vision units for a foreign customer, and M36 refurbishments and repair revenues for a domestic customer, combined with the shipment of spare of back up sights to a domestic customer in the first quarter of fiscal year 2012. We expect deliveries on sighting systems to increase significantly throughout fiscal year 2012 and beyond due to the recent award of a significant $8.0 million, 5 year M36 contract booked in November 2011. Fiscal year 2012 deliveries against the program are expected to be approximately $0.7 million, while full production for the contract is not expected to commence until the first quarter of fiscal year 2013 and will continue at a rate of approximately $1.5 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Decreases in the other product lines of $(0.4) million, or 57.1%, for the six months ending April 1, 2012 compared to the prior year period are due to lower orders and production quantities from GDLS on collimator muzzle reference system assemblies as our current contracts for these units are winding down. We expect overall revenues for the other product lines to increase by approximately 73% in fiscal year 2012 as compared to fiscal year 2011, primarily in the fourth fiscal quarter due to the award of the Defense Logistics Agency Gunner's Head Assemblies of $1.2 million due later in the year.

We experienced losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.   Included in the total realized losses against these programs is $0.8 million related specifically to one of the contracts for which Optex Systems Holdings has requested an equitable adjustment due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings realized the entire loss in fiscal year 2010 and as of October 2, 2011, all of the loss Howitzer contracts were complete. Optex Systems Holdings has been engaged in ongoing conversations with the contracting agency regarding the equitable adjustment claim and expects resolution sometime in the current fiscal year. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Cost of Goods Sold. During the six months ended April 1, 2012, we recorded cost of goods sold of $6.8 million as opposed to $7.5 million during the six months ended April 3, 2011, a decrease of $0.7 million or 9.3%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable six month period in the prior year, in addition to changes in revenue mix to more profitable product lines. The gross margin during the six months ended April 1, 2012 was $1.3 million or 16.1% of revenues as compared to a gross margin of $1.3 million or 14.9% for the six months ended April 3, 2011. The increase in gross margin percentage for the year as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer loss programs in 2011 and 2012.

G&A Expenses. During the six months ended April 1, 2012, we recorded operating expenses of $1.3 million as opposed to $1.1 million, during the six months ended April 3, 2011, an increase of $0.2 million or 18.2%. Operating expenses increased over prior year levels primarily due to increased sales and marketing expenses associated with the direct hire of a Vice President of Business Development ($0.07 million), securing an advertising/public relations agreement ($0.05 million), increased management and employee incentive costs ($0.06 million), increased travel and exposition expenses ($0.02 million) and research and development costs ($0.02 million). The additional costs were necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets. We expect the increased general and administrative costs to continue throughout fiscal year 2012 with an overall increase of approximately 20% over the prior year level. We believe these investments in product development have contributed significantly to the new orders booked in the first six months of fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles moving forward.

Operating Income (Loss). During the six months ended April 1, 2012, we recorded operating income of $0.02 million, as compared to operating income of $0.11 million during the six months ended April 3, 2011. The decline in operating income of $0.9 million is primarily due to lower revenues and increased spending in general and administrative costs in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the six months ended April 1, 2012, we recorded a net loss applicable to common shareholders of $(0.01) million, as compared to $(0.17) million for the six months ended April 3, 2011, representing a decreased loss of $0.16 million. The primary reason for the decreased loss relates to the waiver of accrued dividends on preferred stock of $0.21 million in February 2012. In the first six months of fiscal 2012, we recognized deferred tax benefit of $0.12 million as compared to $0.02 in the same period of fiscal year 2011. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and goodwill. Interest expense decreased by $0.03 million in the current year as compared to the prior year year.

Liquidity and Capital Resources

Cash Flows for the Period from October 2, 2011 through April 1, 2012

Cash and Cash Equivalents. As of April 1, 2012, we had cash and cash equivalents of $3.4 million. During the period from October 3, 2011 through April 1, 2012, we increased cash and cash equivalents by $1.8 million primarily attributable to collections of milestone payments made against M36 Day/Night vision contract during the six months ending April 1, 2012.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from October 3, 2011 to April 1, 2012 totaled $2.3 million. The primary sources of cash during this period were a $1.6 million increase in customer advance deposits associated with the M36 milestone billings and decreases in accounts receivable of $0.4 million and increases in accounts payable and accrued expenses of $0.2 million.

Net Cash (Used) by Investing Activities. In the six months ended April 1, 2012, cash used by investing activities for the purchase of property and equipment was $0.03 million as compared to $0.02 million in the prior year period.

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled ($0.45) million during the six months ended April 1, 2012 primarily due to the payment of ($0.5) million against the line of credit offset by $0.05 million collected for the sale of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of April 1, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 1, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against the Company.

Item 1A. Risk Factors

There have been no material changes in risk factors since the form 10Q filed for the quarter ended January 1, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description

10.35 Amendment to the Credit Facility with Avidbank

31.1 and 31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and Principal
Accounting Officer

