Form 10-Q
period 2012-07-01
Optex Systems Holdings Inc
filed 2012-08-15
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2012: 144,444,940 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended July 1, 2012

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 1, 2012

BALANCE SHEETS AS OF JULY 1, 2012 (UNAUDITED) AND OCTOBER 2, 2011	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 1, 2012 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JULY 3, 2011 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 1, 2012 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JULY 3, 2011 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands)

	July 1, 2012 (Unaudited)	October 2, 2011

ASSETS

Current Assets
Cash	$2,302	$1,514
Accounts Receivable	2,067	2,392
Net Inventory	5,024	4,088
Prepaid Expenses	37	17

Total Current Assets	$9,430	$8,011

Property and Equipment
Property Plant and Equipment	$1,573	$1,488
Accumulated Depreciation	(1,372)	(1,227)

Total Property and Equipment	$201	$261

Other Assets
Deferred Tax Asset - Long Term	$1,069	$1,204
Prepaid Royalties - Long Term	208	-
Security Deposits	21	21

Total Other Assets	$1,298	$1,225

Total Assets	$10,929	$9,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$882	$716
Accrued Expenses	644	547
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	600	-
Credit Facility	-	507

Total Current Liabilities	$2,151	$1,795

Other Liabilities
Customer Advance Deposits - Long Term	1,172	-

Total Other Liabilities	$1,172	$-

Total Liabilities	$3,323	$1,795

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 144,444,940 and 139,444,940 shares issued and outstanding, respectively)	$144	$139
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,027 series A preferred issued and outstanding)	-	-
Additional Paid-in-capital	17,711	17,662
Retained Earnings (Deficit)	(10,249)	(10,099)

Total Stockholders' Equity	$7,606	$7,702

Total Liabilities and Stockholders' Equity	$10,929	$9,497

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)
	Three months ended		Nine months ended

	July 1, 2012 (Unaudited)	July 3, 2011 (Unaudited)	July 1, 2012 (Unaudited)	July 3, 2011 (Unaudited)

Revenues	$3,476	$3,231	$11,608	$11,971

Total Cost of Sales	2,807	2,681	9,602	10,166

Gross Margin	$669	$550	$2,006	$1,805

General and Administrative	787	592	2,108	1,741

Operating Income (Loss)	$(118)	$(42)	$(102)	$64

Other Expenses

Interest (Income) Expense - Net	2	10	19	64
Total Other	$2	$10	$19	$64

Income (Loss) Before Taxes	$(120)	$(52)	$(121)	$-

Deferred Income Taxes (Benefit)	17	(17)	135	2

Net Income (Loss) After Taxes	$(137)	$(35)	$(256)	$(2)

Less preferred stock dividend (accrued) waived	$-	$(104)	$106	$(307)

Net income (loss) applicable to common shareholders	$(137)	$(139)	$(150)	$(309)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	144,444,939	139,444,940	141,697,686	139,444,940

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Thousands)

	Nine months ended July 1, 2012 (Unaudited)	Nine months ended July 3, 2011 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(256)	$(2)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	50
Provision for allowance for inventory valuation	73	-
Noncash interest expense (income)	(16)	22
Stock option compensation expense	111	73
(Increase) decrease in accounts receivable	325	488
(Increase) decrease in inventory (net of progress billed)	(1,008)	(253)
(Increase) decrease in prepaid expenses	(20)	183
(Increase) decrease in deferred tax asset (net of valuation allowance)	135	378
Increase (decrease) in accounts payable and accrued expenses	277	143
Increase (decrease) in customer advance deposits	1,772	-
Increase (decrease) in accrued estimated loss on contracts	-	(698)
Total adjustments	$1,794	$386
Net cash (used)/provided by operating activities	$1,538	$384

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	(208)	-
Purchased of property and equipment	(85)	(25)
Net cash (used in) provided by investing activities	$(293)	$(25)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(507)	(707)
Proceeds from issuance of common stock	50	-

Net cash (used In) provided by financing activities	$(457)	$(707)

Net increase (decrease) in cash and cash equivalents	$788	$(348)
Cash and cash equivalents at beginning of period	1,514	1,030
Cash and cash equivalents at end of period	$2,302	$682

Supplemental cash flow information:
Cash paid for interest	$35	42

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of July 1, 2012, Optex Systems Holdings operated with 64 full-time equivalent employees.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of July 1, 2012 and October 2, 2011, inventory included:

	(Thousands)
	As of July 1, 2012 (unaudited)	As of October 2, 2011

Raw Materials	$3,829	$3,917
Work in Process	1,678	1,930
Finished Goods	774	176
Gross Inventory	$6,281	$6,023
Less:
Unliquidated Progress Payments	(431)	(1,181)
Inventory Reserves	(826)	(754)
Net Inventory	$5,024	$4,088

Revenue Recognition: Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35.

The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems Inc. was awarded an $8.0 million dollar contract with General Dynamics Land Systems - Canada which provides for milestone invoices up to a total of $3.9 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

The following table depicts the current contract milestone schedule as of July 1, 2012.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Nov-11	$34.4	$552.9

Delivery of Two Prototypes	Nov-11	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Nov-11	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Apr-12	25.0	150.0

Placement of Long Lead Material (LLM)	Jul-12	25.0	100.4

Delivery of Two Engineering Development Units	May-12	55.0	100.0

Delivery of One Production Ready Unit	May-12	68.2	125.6

PRM #3 (Meeting)	May-12	84.2	570.0

Delivery of Two Final Production Ready Units	Jul-12	275.2	575.0

Total Milestones		$655.7	$3,268.1

In the three and nine months ending July 1, 2012, Optex recognized $233 thousand and $356 thousand of revenue, respectively, as a result of achieving substantive milestone events. During the three and nine months ending July 3, 2011, there were no existing contracts providing for milestone billing, and no revenue was recognized as a result of milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of July 1, 2012, Optex Systems, Inc. had collected $1.8 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $600 thousand related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.2 million related to long term customer advance deposits for deliveries occurring after June 2013. As of October 2, 2011, there were no milestone or advance payment agreements; thus the customer advance deposit balance was $0.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three and nine months ended July 1, 2012.

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

For the three and nine months ended July 1, 2012, 1,027 shares of Series A preferred stock, 48,488,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and nine months ended July 3, 2011,  1,027 shares of Series A preferred stock, 2,537,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three and nine months ended July 1, 2012 was $73 thousand and $213 thousand, respectively, and total expense for manufacturing and office equipment was $3 and $10 thousand, respectively. Total expense under facility lease agreements as of the three and nine months ended July 3, 2011 was $74 and $219 thousand, respectively, and total expense for manufacturing and office equipment was $6 and $26 thousand, respectively.

As of July 1, 2012, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year
2012	$59
2013	232
2014	242
2015	201

Total minimum lease payments	$734

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of this deferred rent expense is amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of July 1, 2012 was $74 thousand as compared to $98 thousand as of July 3, 2011. Commencing on August 1, 2010, the base rent payment is $19 thousand per month.

Note 4 – Prepaid Royalties-

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. We expect the patent license to allow for development of future products in our digital line of periscopes. We anticipate orders and deliveries on the new periscope product line to begin in 2013 for an estimated commercial life of 7 years. As of July 1, 2012, the unamortized balance of the patent license is $208 thousand. Amortized royalty expenses for the three and nine months ending July 1, 2012 and July 3, 2011 were zero. We expect to begin amortizing the associated royalty expenses on a straight line basis starting in FY2013.

Note 5 - Debt Financing

Credit Facility – Avidbank

On March 22, 2011, Optex Systems Holdings, Inc. amended its revolving credit facility with Avidbank, which provided up to $1 million in financing against eligible receivables. The line expired on March 15, 2012 and as of July 1, 2012, the outstanding balance on the line of credit was $0.  For the three months and nine months ended July 1, 2012, the total interest expense against the outstanding line of credit balance was $2 thousand and $19 thousand, respectively. For the three months and nine months ended July 3, 2011, the total interest expense against the outstanding line of credit balance was $10 thousand and $64 thousand, respectively.

In April 2012, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is July 15, 2014. The facility provides up to $1 million in financing against eligible receivables for up to two years. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 3.5%. The additional minimum interest payment requirement has been eliminated.

●	Interest shall be paid monthly in arrears.

●	The loan period is from July 15th through July 14th of the following year, beginning with the period of July 15, 2012 through July 14, 2013 and a revolving maturing date of July 14, 2014, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

●	A renewal fee of $10,000 is due on the 15th day of April each year beginning with April 15, 2012.

●	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

●	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during each loan period.

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

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, Optex Systems Holdings Board of Directors authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of Optex Systems Holdings, with the options to be issued within 60 days of December 9, 2011. For shares granted as of December 9, 2011, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 42,716,864 of the 46,070,000 shares will vest as of the end of the contract term.

As of July 1, 2012, 2,242,649 of awarded stock options had vested and 263,000 shares had been forfeited due to employee turnover. As of July 3, 2011, 1,509,315 of the awarded stock options had vested and 144,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $42 and $111 thousand for the three and nine months ended July 1, 2012, respectively, as opposed to $23 and $73 thousand for the three and nine months ended July 3, 2011, respectively.  The impact of this expense was immaterial to the basic and diluted net loss per share for the quarters ended July 1, 2012 and July 3, 2011, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three and nine months ended July 1, 2012, the estimated deferred tax assets related to option compensation costs were $14 thousand and $38 thousand, respectively. For the three and nine months ended July 3, 2011, the estimated deferred tax assets related to option compensation costs were $8 thousand and $25 thousand, respectively. These tax effects have been recorded in the financial statement expenses.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Optex Systems Holdings records its stock based compensation expense in accordance with ASC 718-10, “Compensation – Stock Compensation”. In estimating the value of stock options issued, management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  For options issued on December 9, 2011, the fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of December 9, 2011.  Further, Optex used an expected volatility of 364.2% which was calculated using the historical Optex Systems Holdings stock prices over the prior 12 month trading period. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. As our assumptions are based on historical information, judgment is required to determine if historical trends are fair indicators of future outcomes.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 07/01/12	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	276,000	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	276,000	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	276,000	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	276,000	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,492,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,492,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,492,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,492,500	12/08/2018	12/08/2015
Total	48,751,649		48,488,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 3, 2010	2,598,649	$—	4.13	—
Granted – 2011	—	$—	—	—
Forfeited – 2011	(71,000)	$—	—	—
Exercised – 2011	—	$—	—	—
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	(109,000)	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of July 1, 2012	48,488,649	$—	4.81	—

Exercisable as of July 1, 2012	2,242,649	$—	2.2	$—

There were zero and 46,070,000 new options granted in the three and nine months ended July 1, 2012, respectively and zero options exercised during the three and nine months ended July 1, 2012.   The total intrinsic value of options granted during the nine months ended July 1, 2012 is $368 thousand.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.15
Non-vested granted — year ended October 2, 2011	—	$0.00
Vested — year ended October 2, 2011	(727,334)	$0.12
Forfeited — year ended October 2, 2011	(71,000)	$0.15
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — nine months ended July 1, 2012	46,070,000	$0.01
Vested — nine months ended July 1, 2012	(738,334)	$—
Forfeited — nine months ended July 1, 2012	(109,000)	$—
Non-vested as of July 1, 2012	46,246,000	$0.01

As of July 1, 2012, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $313 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018.

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

As of July 1, 2012, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 7/01/12	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	8,131,667	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Peninsula Bank Business Funding - Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		9,948,667

During the three and nine months ended July 1, 2012, Optex Systems Holdings recorded no interest expense related to the outstanding warrants. During the three and nine months ended July 3, 2011, Optex Systems Holdings recorded a total of $0 thousand and $12 thousand in interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of October 2, 2011.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 7 Stockholder’s Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Registrant at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. The Common Stock was purchased by Alpha in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued will bear the appropriate restrictive legend. There were no other issues of common or preferred stock during the three and nine months ended July 1, 2012. During the three and nine months ended July 3, 2011 there were no new issues of common or preferred stock.

On June 22, 2011, our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 2 billion. This amendment was the subject of a Definitive Information Statement on Scheduled 14C which was filed with the SEC on September 23, 2011 and filed with the Secretary of State of the State of Delaware on November 23, 2011.

On July 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share). The S-1 also contemplates a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors for 30 days from the date of effectiveness of this registration statement, and a waiver of accrued dividends from the Series A preferred shareholders. This Registration Statement was declared effective on July 19, 2012, and the 30 day reduction in warrant exercise price to $.01 commenced on that date.

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

As of July 3, 2011, the preferred shareholders agreed to waive the past dividends in arrears through July 3, 2011 of $884 thousand in exchange for an increase in the stated value to $6,830.64. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Registrant’s Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Registrant’s Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended July 1, 2012 there were no recorded preferred dividends payable and as of the nine months ended July 1, 2012, Optex Systems Holdings reversed previously recorded preferred dividends payable of ($106) thousand. As of the three and nine months ended July 3, 2011, Optex Systems Holdings recorded preferred dividends payable of $104 thousand and $307 thousand, respectively. As of July 1, 2012 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

Note 8 Subsequent Events

There are no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at July 1, 2012 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended October 2, 2011 and the quarter ended July 1, 2012, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete.  Optex has submitted an equitable adjustment request on the Aiming Circle Howitzer program due to significant design issues impacting the manufacturability of the product.  As of July 1, 2012, the equitable adjustment request is under appeal with the Armed Services Board of Contracts Appeal (ASBCA).

Results of Operations

Backlog as of July 1, 2012, was $16.9 million as compared to a backlog of $13.5 million as of July 3, 2011, representing an increase of 30.4%.  The following table depicts the current expected delivery by of all contracts awarded as of July 1, 2012 in millions of dollars.

Product Line	Q4 - 2012	2013	2014	2015	2016	2017	Total
Howitzer	0.1	0.0	0.0	0.0	0.0	0.0	0.1
Periscopes	1.9	4.3	0.3	0.0	0.0	0.0	6.5
Sighting Systems	0.5	1.8	1.6	1.4	1.4	1.2	7.9
Other	1.7	0.6	0.1	0.0	0.0	0.0	2.4
Total	4.2	6.7	2.0	1.4	1.4	1.2	16.9

In the first three fiscal quarters of 2012, Optex Systems Holdings received $17.0 million in new orders consisting of a $8.0 million M36 contract deliverable over 5 years from General Dynamics Land Systems - Canada, a $1.2 million other product line award from the Defense Logistics Agency for a Gunner's Head Assembly on the M1 Abrams Tank deliverable in fiscal year 2012, and $7.8 million in additional orders from several customers primarily in support of our periscope and other product line which will be delivered in fiscal years 2012 through 2014. The $8.0 million M36 contract provides for milestone billings in the current fiscal year of $3.9 million of which approximately $3.3 million relates to customer advance deposits for future year deliverables.

On July 30, 2012, Miller-Holzwarth Inc, Optex System’s Holdings primary competitor on plastic periscopes, closed its business and told employees not to return to work. We are currently working with our customers to determine any impact the closure of our primary periscope competitor may have on future Optex business. Information related to the closure of Miller-Holzwarth can be obtained from Salem News, based in Salem, Ohio.

Three Months Ended July 1, 2012 Compared to the Three Months Ended July 3, 2011

Revenues. In the three months ended July 1, 2012, revenues increased by $0.3 million or 9.4% from the respective prior period in 2011 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	July 1, 2012	July 3, 2011	Variance	% Chg
Howitzer	-	0.5	(0.5)	(100.0)
Periscopes	3.0	2.5	0.5	20.0
Sighting Systems	0.3	-	0.3	100.0
Other	0.2	0.2	-	0.0
Total	3.5	3.2	0.3	9.4

Revenues increased by $0.5 million, or 20.0%, on our periscope line during the three months ended July 1, 2012 as compared to the three months ended July 3, 2011. The primary reason for the increase is due to higher production quantities of glass periscope ICWS orders. The increase in glass periscopes is partially offset by an overall decline in plastic periscope shipments as compared to the prior year period.

Revenues from the Howitzer programs decreased $(0.5) million, or 100.0%, over the same three months in the prior year.  The decline in revenue is primarily due to completion of two of our Howitzer programs in FY2011 and completion of our one remaining Howitzer program in March 2012 with no current follow-on contracts.

Sighting systems revenues increased $0.3 million, or 100%, over the same three months in the prior year, due to milestone invoices related to prototype and non recurring engineering development of M36 Day/Night vision units for a foreign customer, and M36 refurbishments and repair revenues for a domestic customer, combined with the shipment of spares for back up sights to a domestic customer. We expect deliveries on sighting systems to continue to increase significantly in the fourth quarter of fiscal year 2012 and beyond due to the recent award of a significant $8.0 million, 5 year M36 contract booked in November 2011. Fiscal year 2012 deliveries against the program are expected to be approximately $0.7 million, while full production for the contract is not expected to commence until the first quarter of fiscal year 2013 and will continue at a rate of approximately $1.5 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines were consistent with revenues in the prior year period.

Cost of Goods Sold. During the three months ended July 1, 2012 and July 3, 2011,we recorded cost of goods sold of $2.8 and $2.7 million, respectively. The gross margin during the three months ended July 1, 2012 was $0.67 million or 19.1% of revenues as compared to a gross margin of $0.55 million or 17.2% for the three months ended July 3, 2011. The increase in gross margin percentage for the quarter as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer loss programs in 2011.

G&A Expenses. During the three months ended July 1, 2012, we recorded operating expenses of $0.79 million as opposed to $0.59 million, during the three months ended July 3, 2011, an increase of $0.20 million or 25.3%. Operating expenses increased over prior year levels primarily due to increased sales and marketing expenses associated with the direct hire of a Vice President of Business Development ($0.04 million), increased advertising and public relations costs ($0.04 million),incurred legal expenses related to settlement of a patent infringement threat, declaratory judgment filing and a covenant not to sue ($0.09 million), increased management and employee incentive costs ($0.06 million) which includes stock options, management bonus’s and the implementation of an employee 401K match program, offset by other spending reductions ($.03) million). The additional costs were necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets. We expect the increased general and administrative costs, exclusive of legal costs, to continue throughout fiscal year 2012 with an overall increase of approximately 21% over the prior year level. We believe these investments in product development have contributed significantly to the new orders booked in the first quarter of fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles.

Operating Income (Loss). During the three months ended July 1, 2012, we recorded an operating loss of ($0.12) million, as compared to operating loss of ($0.04) million during the three months ended July 3, 2011. The increased operating loss of ($0.08) million is primarily due to increased spending in general and administrative costs in the current year over prior year levels partially offset by a higher gross margin.

Net Income (Loss) applicable to common shareholders. During the three months ended July 1, 2012 and July 3, 2011, we recorded a net loss applicable to common shareholders of ($0.14) million during both periods. During the current period, operating income decreased by ($0.08 million) and federal income taxes expenses increased by ($0.03) million as compared to the prior year period, however these increases were offset by the elimination of preferred stock dividends related to a waiver executed in February 2012 ($0.1 million) and a reduction of interest expenses ($0.01 million) over the prior year period.. In the three months ended July 1, 2012, we recognized tax expense of $0.17 million as compared to a deferred tax benefit of ($0.17) in the same period of fiscal year 2011. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and goodwill.

Nine Months Ended July 1, 2012 Compared to the Nine Months Ended July 3, 2011

Revenues. In the nine months ended July 1, 2012, revenues decreased by ($0.4) million or (3.3)% from the respective prior period in 2011 as set forth in the table below:

	Nine months ended
	(Millions)
Product Line	July 1, 2012	July 3, 2011	Variance	% Chg
Howitzer	$1.7	$2.8	$(1.1)	(39.3)
Periscopes	8.8	8.1	0.7	8.6
Sighting Systems	0.6	0.1	0.5	500.0
Other	0.5	1.0	(0.5)	(50.0)
Total	$11.6	$12.0	$(0.4)	(3.3)

Revenues increased by $0.7 million, or 8.6%, on our periscope line during the nine months ended July 1, 2012 as compared to the nine months ended July 3, 2011. The primary increases are due to higher production levels on our glass periscope business partially offset by lower revenues on our plastic periscope lines. Based on our current backlog demand and projected orders for the remaining quarter of fiscal 2012, we expect the periscope product line revenue to decrease by 9% in the fourth fiscal quarter, as compared to the prior year quarter, for an overall 4% increase in annual revenue by 2012 fiscal year end. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by drawing business away from our competitors; however, we cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset the downturn caused by the decline in new federal government orders.

Revenues from the Howitzer programs decreased $(1.1) million, or 39.3%, over the same nine months in the prior year.  The decline in revenue is primarily due to completion of two of our Howitzer programs in FY2011 and the completion of the one remaining Howitzer program in March 2012 with no current follow-on contracts. We do not expect any additional Howitzer revenues during the last nine months of fiscal 2012 as the contracts are complete.

Sighting systems revenues increased $0.5 million, or 500%, over the same nine months in the prior year, due to milestone invoices related to prototype development of M36 Day/Night vision units for a foreign customer, and M36 refurbishments and repair revenues for a domestic customer, combined with the shipment of spares for back up sights to domestic customers in the first 9 months of fiscal year 2012. We expect deliveries on sighting systems to increase significantly into the last quarter of fiscal year 2012 and beyond due to the recent award of a significant $8.0 million, 5 year M36 contract booked in November 2011. Fiscal year 2012 deliveries against the program are expected to be approximately $0.7 million, while full production for the contract is not expected to commence until the first quarter of fiscal year 2013 and will continue at a rate of approximately $1.5 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Decreases in the other product lines of $(0.5) million, or 50%, for the nine months ending July 1, 2012 compared to the prior year period are due to lower orders and production quantities from GDLS on collimator muzzle reference system assemblies as our current contracts for these units are winding down. We expect overall revenues for the other product lines to increase by approximately 78% in fiscal year 2012 as compared to fiscal year 2011, primarily in the fourth fiscal quarter due to the award of the Defense Logistics Agency Gunner's Head Assemblies of $1.2 million due later in the year.

We experienced losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.   Included in the total realized losses against these programs is $0.8 million related specifically to one of the contracts for which Optex Systems Holdings has requested an equitable adjustment due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings realized the entire loss in fiscal year 2010 and as of October 2, 2011, all of the loss Howitzer contracts were complete. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). While we remain optimistic that Optex has a justifiable claim, we cannot predict the outcome of the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Cost of Goods Sold. During the nine months ended July 1, 2012, we recorded cost of goods sold of $9.6 million as opposed to $10.2 million during the nine months ended July 3, 2011, a decrease of $0.6 million or 6.3%. This decrease in cost of goods sold was primarily associated with a 3.3%decreased revenues from the comparable nine month period in the prior year, in addition to changes in revenue mix to more profitable product lines. The gross margin during the nine months ended July 1, 2012 was $2.0 million or 17.2% of revenues as compared to a gross margin of $1.8 million or 15.0% for the nine months ended July 3, 2011. The increase in gross margin percentage for the year as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer loss programs in 2011 and 2012.

G&A Expenses. During the nine months ended July 1, 2012, we recorded operating expenses of $2.1 million as opposed to $1.7 million, during the nine months ended July 3, 2011, an increase of $0.4 million or 19.0%. Operating expenses increased over prior year levels primarily due to increased sales and marketing expenses associated with the direct hire of a Vice President of Business Development ($0.14 million), increased advertising and public relations costs ($0.09 million),incurred legal expenses related to settlement of a patent infringement threat, declaratory judgment filing and a covenant not to sue ($0.09 million), increased management and employee incentive costs ($0.12 million) which includes stock options, management bonus’s and the implementation of an employee 401K match program, . increased travel and exposition expenses ($0.03 million), offset by other spending reductions ($0.07 million). The additional costs were necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets. We expect the increased general and administrative costs, exclusive of legal costs, to continue throughout fiscal year 2012 with an overall increase of approximately 21% over the prior year level. We believe these investments in product development have contributed significantly to the new orders booked in the first nine months of fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles moving forward.

Operating Income (Loss). During the nine months ended July 1, 2012, we recorded an operating loss of ($0.10) million, as compared to an operating income of $0.06 million during the nine months ended July 3, 2011. The increased operating loss of ($0.16) million is primarily due to increased spending in general and administrative costs in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the nine months ended July 1, 2012, we recorded a net loss applicable to common shareholders of ($0.15) million, as compared to ($0.31) million for the nine months ended July 3, 2011, representing a decreased loss of $0.16 million. The primary reason for the decreased loss relate to lower operating profit offset by the waiver of accrued dividends on preferred stock in February 2012. In the nine months ending July 1, 2012 we recorded a favorable adjustment in preferred dividends of $0.11 million as compared to a dividend expense of $0.31 in the nine months ending July 3, 2011. In the first nine months of fiscal 2012, we recognized a tax expense of $0.13 million as compared to a tax expense of $0.0 million in the same period of fiscal year 2011. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and goodwill. Interest expense decreased by $0.05 million in the current year as compared to the prior year period.

Liquidity and Capital Resources

Cash Flows for the Period from October 2, 2011 through July 1, 2012

Cash and Cash Equivalents. As of July 1, 2012, we had cash and cash equivalents of $2.3 million. During the period from October 3, 2011 through July 1, 2012, we increased cash and cash equivalents by $0.8 million primarily attributable to collections of milestone payments made against M36 Day/Night vision contract $1.8 million offset by increased inventory in support of the M36 and periscope programs of $1.0 million during the nine months ending July 1, 2012.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from October 3, 2011 to July 1, 2012 totaled $1.5 million. The primary sources of cash during this period were a $1.8 million increase in customer advance deposits associated with the M36 milestone billings offset with increased inventory of ($1.0) million, and decreases in accounts receivable of $0.3 million and increases in accounts payable and accrued expenses of $0.3 million and other of $0.1 million.

Net Cash (Used) by Investing Activities. In the nine months ended July 1, 2012, cash used by investing activities for the purchase of property and equipment was $0.08 million as compared to $0.02 million in the prior year period and net cash used for prepaid royalties related to the purchase of a patent license total $0.2 million as compared to $0.0 million in the prior year period..

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled ($0.45) million during the nine months ended July 1, 2012 primarily due to the payment of ($0.5) million against the line of credit offset by $0.05 million collected for the sale of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 1, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 1, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and Principal
Accounting Officer

