Form 10-K
period 2012-09-30
Optex Systems Holdings Inc
filed 2012-12-19
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 000-22573

OPTEX SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-143215
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

1420 Presidential Drive
Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 764-5700

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

Yes ☐ No ☒

The aggregate market value of the 31,513,325 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTC Markets on April 2, 2012 was $315,133.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 17, 2012
Common Stock	152,346,607

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

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc., a private Delaware corporation (“Optex Systems, Inc. (Delaware)”), exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of Optex Systems Holdings as follows: (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 shares of Optex Systems Holdings common stock. Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings, and the Optex Systems, Inc. (Delaware) shareholders are now shareholders of Optex Systems Holdings. As a result of the reorganization, Sileas Corporation, a former shareholder of Optex Systems, Inc. (Delaware), beneficially owns approximately 84.95% of the issued and outstanding common stock of Optex Systems Holdings and Alpha Capital Anstalt, a former shareholder of Optex Systems, Inc. (Delaware) owns 8.56% of the issued and outstanding common stock of Optex Systems Holdings. Furthermore, at the time of the reorganization, Andrey Oks resigned as the sole officer and director of Optex Systems Holdings. Additionally, Stanley Hirschman, Ronald Richards and Merrick Okamoto were appointed as its directors, and Stanley Hirschman, Danny Schoening and Karen Hawkins were appointed as its President, COO and V.P. of Finance/Controller, respectively.

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

Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier, and if successful, it would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 7, 2012, approximately 34% of our material requirements are single-sourced across 6 suppliers representing approximately 6% of our active supplier base.  Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

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

Optex Systems Holdings, Inc. is also subject to laws, regulations and executive orders restricting the use and dissemination of information deemed classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation. In order to import or export items listed on the U.S. Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office. The registration is valid for one year, and the registration fees are established based on the number of license applications submitted the previous year. Optex Systems Holdings currently has an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately. License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user. The approval process for the license can vary from several weeks to six months or more. The licenses Optex Systems Holdings currently uses are the DSP-5 (permanent export), DSP-6 (license revisions) and DSP-73 (temporary export).

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of December 7, 2012).

DSP - 5 Licenses	Issue Date	Expiration Date (48 months of issue)
50137740	1/5/2009	1/5/2013
50146207	3/13/2009	3/13/2013
50137823	1/5/2009	1/5/2013
50169739	6/4/2009	6/4/2013
50184920	8/19/2009	8/19/2013
50185923	8/28/2009	8/28/2013
50187735	3/19/2010	3/19/2014
50230854	3/30/2010	3/30/2014
50187735	10/1/2009	10/1/2013
50220671	10/1/2009	10/1/2013
50221743	4/1/2010	4/1/2014
50209709	2/23/2010	2/23/2014
50233257	6/10/2010	6/10/2014
50269333	1/7/2011	1/7/2015
50274142	1/5/2011	1/5/2015
50275888	2/28/2011	2/28/2015
50284334	3/1/2011	3/1/2015
50290287	4/13/2011	4/13/2015
50290963	5/2/2011	5/2/2015
50302078	5/27/2011	5/27/2015

(DSP-6)60023740/50302078	6/22/2011	6/22/2015
50303894	6/1/2011	6/1/2015
(DSP-6)60026734/50303894	12/1/2011	12/1/2015
50298020	6/6/2011	6/6/2015
50310470	7/7/2011	7/7/2015
50309527	7/12/2011	7/12/2015
50313126	7/14/2011	7/14/2015
50314547	8/11/2011	8/11/2015
50324632	9/8/2011	9/8/2015
50323843	9/23/2011	9/23/2015
50343236	12/7/2011	12/7/2015
50343846	12/5/2011	12/5/2015
50343382	12/21/2011	12/21/2015
50343483	12/28/2011	12/28/2015
50355614	2/1/2012	2/1/2016
50355650	1/31/2012	1/31/2016
50346638	2/13/2012	2/13/2016
50362079	2/29/2012	2/29/2016
50362307	3/19/2012	3/19/2016
50362221	3/19/2012	3/19/2016
50360195	3/23/2012	3/23/2016
(TA-0018-12B) 50374118	4/18/2012	4/18/2016
50381011	5/24/2012	5/24/2016
50382421	5/31/2012	5/31/2016
50386018	7/12/2012	7/12/2016
50397890	8/8/2012	8/8/2016
50398181	8/10/2012	8/10/2016
50398178	8/10/2012	8/10/2016
50402338	8/29/2012	8/29/2016
50403055	9/6/2012	9/6/2016
50399603	9/18/2012	9/18/2016

DSP - 73 Licenses	Date Issued	Expiration Date (48 months of issue)
730010051	2/27/2009	2/27/2013
730024737	2/16/2010	2/16/2014
730026913	6/15/2010	6/15/2014
730030429	2/22/2011	2/22/2015
730031574	6/15/2011	6/15/2015
730033471	9/16/2011	9/16/2015
730033903	9/23/2011	9/23/2015
730038566	6/26/2012	6/26/2016
730038918	8/13/2012	8/13/2016

Licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the International Traffic in Arms Regulations requirements. If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Optex Systems Holdings’ contracts may also be governed by the Truth in Negotiation Act requirements where certain of our contracts or proposals exceed the $700,000 threshold and/or are deemed as sole source, or non competitive awards, covered under this act. For these contracts, Optex Systems Holdings must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation. Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, Optex Systems Holdings could be subjected to a defective pricing claim adjustment with accrued interest. Currently, Optex Systems Holdings does not have any pending defective pricing claim adjustments. Additionally, as a result of this requirement, contract price negotiations may span from two to six months and can result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments. Currently, Optex Systems Holdings does not have any undefinitized contracts subject to further price negotiation.

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

The material terms of our material contracts are as follows (updated as of December 7, 2012):

					Total	Progress /Milestone	Order	Remaining
	Customer	Contract	Contract Quantities		Award	Billable	Period	Value	Delivery
Customer	PO/Contract	Type	Min Qty	Max Qty	Value (2)	(1)	Expiration	(3)	Period

General Dynamics Land Systems	40156697/W56HZV-06-G-0006	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$1,148,591	Yes	N/A	$1,148,591	Jan 2013 - Sep 2014

DLA Land – Warren (4)	SPRDL1-12-C-0023	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$1,131,936	No	N/A	$1,131,936	Nov 2011 - Jun 2013

GDLS - Canada (5)	Subcontract PO 35334144	Firm Fixed Price and Fixed Quantity Purchase Order	N/A	N/A	$8,018,364	Yes	N/A	$7,362,609	Mid 2012 - Oct 2017

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

(3) The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of September 30, 2012. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been the experience of Optex Systems that these clauses are rarely invoked.

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

Products

Optex Systems Holdings’ products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley, and Stryker families of fighting vehicles, as well as light armored (LAV) and armored security (ASV) vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings delivers its products both directly to the federal government and to prime contractors.

Optex Systems Holdings delivers high volume products, under multi-year contracts, to large defense contractors and government customers. Increased emphasis in the past twelve months has been on new opportunities to promote and deliver Optex products in foreign military sales, where U.S.-manufactured, combat and wheeled vehicles, are supplied (and upgraded) in cooperation with the U.S. Department of Defense. We have a reputation for quality and credibility with our customers as a strategic supplier. We also anticipate the opportunity to integrate some of our night vision and optical sights products into commercial applications.

Specific product lines include:

•	Electronic sighting systems

•	Mechanical sighting systems

•	Laser protected glass periscopes

•	Laser protected plastic periscopes

•	Non-laser protected plastic periscopes

•	Howitzer sighting systems

•	M36 Thermal Day / Night Periscopes
•	M17 Day / Thermal Periscopes

•	Ship binoculars

•	Replacement optics (e.g. filters, mirrors)

Location and Facility

We are located in Richardson, TX in an approximately 49,000 square foot facility, and as of December 7, 2012, we had 74 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility. Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease. Under the terms of the amendment:

•	The lease term is extended until July 31, 2015.

•	The annual base rent rate is as follows: until 7/31/2010, $0.00 per square foot; from 8/1/2010 – 7/31/2013, $4.70 per square foot; and from 8/1/2013 – 7/31/2015, $4.95 per square foot.

•	A $0.2 million improvement allowance is included.

•	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

Market Opportunity – U.S. Military

Optex Systems Holdings believes the U.S. government’s commitment to military defense spending in the coming years will remain strong; however, in light of recent government uncertainties related to the congressional budget and current deficit spending, we cannot anticipate whether the historical trends in military spending will continue at the same pace as in prior years. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2001 through 2011 and forecasted spending through 2017. It is difficult to directly tie this spending to any specific military vehicles; (with the extraordinary exception of the Mine Resistant Ambush Protected $22 billion program funded in FY2007-2008); however, Optex Systems Holdings serves the U.S. armed forces, active duty and reserves, plus various state national guards. The purpose of including this chart is to provide the reader with actual trend data showing military spending by the government from 2001 through 2011. The total military spending increased from $290.2 billion in 2001 to $678.1 billion in 2011 representing a total increase in military spending of 233.7% in the last 11 years. However, unlike the trend previously depicted in this chart, we have experienced reduced spending in 2012 and given anticipated reductions in spending by the U.S. military in the coming years, Optex Systems Holdings continues to aggressively pursue international opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures. We are now bidding on several substantial government contracts to expand sales and production beyond the current production and backlog. For example, Optex Systems Holdings is supporting General Dynamics Land Systems in their efforts related to the production of the Israeli Namer Armored Personnel Carrier (aka Merkava APC). In this opportunity, General Dynamics Land Systems is contracting for the production of 386 vehicles which contain a “Periscope Kit” which could be supplied by Optex Systems Holdings. This kit would contain seven periscopes and sixteen additional supporting part numbers. Optex Systems Holdings will continue to pursue international opportunities through direct sales (e.g., General Dynamics Land Systems – Canada) and through existing customers (e.g., General Dynamics Land Systems – Israeli Namer Project). We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth, both domestically and internationally.

U.S. Military Spending
(In billions of dollars)
800
700
600
500
400
300
200
100
0
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012 Est
2013 Est
2014 Est
2015 Est
2016 Est
2017 Est

 Source: Government Printing Office, U.S. Budget Historical Tables, FY 2011, Table 3.2 Outlays by function and subfunction, 1962-2017

The following factors are important to the U.S. military:

•	Reliability – failure can cost lives

•	Time delivery to schedule

•	System life cycle extension

•	Low cost/best value

•	Visual aids for successful execution of mission objectives

•	Mission critical products specifically related to soldier safety.

Optex Systems Holdings focuses on delivering products that satisfy these factors and believes it is well positioned to continue to service U.S. and foreign military needs.

Market Opportunity – Commercial

Optex Systems Holdings’ products are currently sold to military and related government markets. We believe there may be opportunities to commercialize various products we presently manufacture to address other markets. Our initial focus will be directed in three product areas.

•	Big Eye Binoculars – While the military application we produce is based on mature military designs, Optex Systems Holdings owns all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities.

•	Night Vision Sight – Optex Systems Holdings has manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

•	Infrared Imaging Equipment – Optex Systems Holdings manufactures and assembles infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product and has recently added a low-cost, uncooled, thin film, thermal imager through its partnership with Bridge Semiconductor (Pittsburgh, PA). This combined equipment and technology has potential applications with the border patrol, police and governmental or commercial security agencies.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (TACOM Life Cycle Command, DLA (Defense Logistics Agency) Warren, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, and NorcaTec) and also as a supplier to foreign governments (Israel, Australia and NAMSA). Although we do serve all three of these categories, for the twelve months ended September 30, 2012, we derived approximately 97% of our gross business revenue from three customers:,83% from General Dynamics Land Systems Divisions, 10% from the U.S. Government (primarily DLA), and 4% from BAE Systems (with which we have approximately 80 discrete contracts for items that are utilized in vehicles, product lines and spare parts). Given the size of General Dynamics Land System Division, DLA and BAE as well as the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

 Marketing Plan

Potential Entrants – Low Risk to Optex Systems Holdings. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and then submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases, the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers.

Historically, Optex Systems Holdings competed with two other companies in different spaces. First, Optex Systems Holdings previously competed with Miller-Holzwarth in the plastic periscope business. In July 2012, Miller-Holzwarth, Inc. ceased operations apparently as a result of an inability to meet its financial obligations combined with a decline in defense market conditions. Second, Optex Systems Holdings currently competes with Seiler Instruments for fire control products. These contracts are higher value products, but lower quantities. Given the expense of development and qualification testing, the barrier to entry is high for new competitors. Currently, the business is in receivership and the ultimate business and contract disposition is yet to be determined. However, overall plastic periscope demand quantities have declined in the last twelve months, while competition on the lower level periscope products has significantly increased as Optex Systems Holdings and a few new foreign contractors have aggressively competed for market share amongst the existing customer base and quantities.

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

Substitutes – Low Risk to Optex Systems Holdings. Optex Systems Holdings has both new vehicle contracts and replacement part contracts for the exact same product. The U.S. government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice through 2040. The Bradley vehicle has been in service for 28 years, the Abrams for 27 years. . In February 2008, the U.S. Army signed a multiyear third party contract for the delivery of improved Abrams and Bradleys. The contract is for up to 435 tanks and 540 Bradley vehicles. These are the only production tanks currently in production by the government. This, in conjunction with the 30 year life span, supports their continued use through 2040. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia. The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals. There is a new Ground Combat Vehicle in development that will ultimately supplement or replace the Bradley vehicles. The U.S. Army is waiting to receive prototype vehicles from different bidders to begin testing. The U.S. Army intends to replace about 40 percent of the Bradleys in its heavy combat brigades with new Ground Combat Vehicles and has an initial acquisition goal of 1,874 vehicles with the production of the vehicle anticipated to start in 2018.

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

The second model is a two by two matrix for products and customers.

This product/customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Name	Product Line
M137, M187, M119 Aiming Device	Howitzer Sighting Systems
Aiming Circle	Howitzer Sighting Systems
Periscopes	Laser Protected Plastic Periscopes
Collimators	Electronic Sighting Systems
Day/Night Thermal Vision	M36 or M17 Thermal Sighting Systems and Viewers
Back Up Sights	Mechanical Sighting Systems
ICWS	Laser Protected Glass Periscopes

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

Manufacturing Space Planning

We currently lease approximately 49,000 square feet of manufacturing space (see “Location and Facility”). Our current facility is sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. As part of our lease agreement renewed January 4, 2010, Optex Systems Holdings was able to negotiate additional leasehold improvements of $0.2 million paid by the landlord. These funds were primarily expended on plant rearrangement allowing for a more streamlined approached to material movement and production within the organization.

Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales basis. These cost reductions can then be either passed through directly to the bottom line or used for business investment.

Our manufacturing process is driven by the use of six sigma techniques and process standardization. Initial activities in this area have been the successful six sigma projects in several production areas which have led to improved output and customer approval on the aesthetics of the work environment. In addition, we use many tools including 5S programs, six sigma processes, and define, measure, analyze, improve, control (DMAIC) problem solving techniques to identify bottlenecks within the process flow, reduce cost and improve product yields. Successful results can then be replicated across the production floor and drive operational improvements.

Economies of Scale

Plant efficiencies at Optex Systems Holdings fluctuate as a function of program longevity, complexity and overall production volume. Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume. As our volume increases, our support labor, material and scrap costs decline as a percentage of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs and they are spread across a higher volume base. On the contrary, as production volumes decline, our labor and material costs per unit of production generally increase. Additional factors that contribute to economies of scale relate to the longevity of the program. Long running, less complex programs (e.g., periscopes) do not experience as significant of an impact on labor costs as production volumes change, as the associated workforce is generally less skilled and can be ramped quickly as headcounts shift. Our more complex Howitzer programs are more significantly impacted by volume changes as they require a more highly-skilled workforce and ramp time is longer as the training is more complex. Optex Systems Holdings continually monitors customer demand over a rolling twelve month window and in order to anticipate any changes in necessary manpower and material which allows us to capitalize on any benefits associated with increased volume and minimize any negative impact associated with potential declines in product quantities.

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products. While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We do not possess any patents; however, we have applied for a patent on our DDAN Technology in the US and in foreign countries. We cannot guarantee that these patent applications will ever transpire into an awarded patent.  The claims were based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space.  Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed.

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

In May 2012, Optex Systems purchased a perpetual, non-exclusive license, with a single up front license fee of $200 thousand to use Patent 7,880,792 “Optical and Infrared Periscope with Display Monitor” owned by Synergy International Optronics, LLC. We believe the purchase of the license agreement may have extended/expanded our market potential into one of the vehicles with the highest numbers in the world. Use of the patent assists Optex Systems in the development of additional product lines for M17 Day/Night and potentially a M17 Day/Night/Thermal.  This product line continues to be prototyped and demonstrated specifically for the M113 Armored Vehicle Market.

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

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time, we consider our primary competitors to be Seiler Instruments, Kent Periscopes and Synergy International Optronics, LLC.

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

Employees

Optex Systems Holdings had 72 full time equivalent employees as of September 30, 2012. Optex Systems Holdings also uses a small temporary work force to handle peak loads. To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 30, 2012, previous loss contracts have been shipped completed and there are no future losses anticipated on our current backlog, thus we had no loss provision accrued for these fixed price contracts.

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

We have sought to mitigate the adverse impact on our results of operations from U.S. military orders by seeking to obtain foreign military orders. Last year, we won a significant bid in securing an $8.0 million five year contact with a foreign military contractor; however, we are still in development under this contract and we do not expect this contract win and our other efforts to completely mitigate the negative impact that the slower pace of U.S. military orders has had on our results from operations.

There is further uncertainty which arises from the impending “fiscal cliff” which may be imminent at the federal government level.

Military spending may be negatively impacted by the Budget Control Act of 2011 (the "Budget Act"), which was passed in August 2011. The Budget Act calls for a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period that are split between defense and non-defense programs are currently scheduled to be triggered beginning in January 2013. These cuts will automatically go into effect if Congress is not able to work out a plan on or before December 31, 2012 (the so-called “Fiscal Cliff”). We are unable to predict the impact such cuts, if enacted, would have on funding for the U.S. military programs which we support (sequestration). However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have employment agreements with our key personnel, other than our Chief Operating Officer. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Operating Officer (which currently expires on May 1, 2013 and will automatically renew until December 1, 2014 unless written notice of nonrenewal is provided by either party no later than February 1, 2013), and we do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price). As of December 7, 2012, approximately 34% of our material requirements are single-sourced across 6 suppliers representing approximately 6% of our active supplier base.  Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs. We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for Optex Systems Holdings to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 7, 2012.

Product Line	Supplier	Supply Item	Risk	Purchase Orders
Periscopes	TSP, Inc.	AR-coated polycarbonate windows used on all glass & plastic periscopes	Proprietary process would take in excess of 6 months to identify and qualify another supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Spartec Polycast	Acrylic raw material used in plastic periscope assemblies	Alternative source would take in excess of 6 months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	CastWell	Assorted aluminum castings used in the plastic periscope assemblies	Alternative source would take in excess of 6 months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

M36 DDAN	Raytheon Systems EO Innovations	Digital camera system for M36 digital day/night sight	Alternative source would take in excess of 6 months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

M36 DDAN	L3 Comm Corp-Warrior Sys Div-Electron Tube Op	Image intensifier tubes for M36 digital day/night sight	Alternative source would take in excess of 6 months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

M36 DDAN	Jayco mmi, Inc.	User-interface keypad for M36 DDAN	Alternative source would take in excess of 6 months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery. Approximately 83% of our current (as of September 30, 2012) contract deliveries are covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from four customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended September 30, 2012, we derived approximately 97% of our gross business revenue from three customers: 83% from General Dynamics Land Systems Divisions, 10% from the U.S. Government (primarily DLA/Warren), and 4% from BAE Systems.  Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by either General Dynamics Land System Division or DLA/Warren to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent 93% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 80 discrete contracts with General Dynamics Land System Division and the U.S. Government (primarily DLA/Warren), and other prime contractors. If they choose to terminate these contracts, Optex Systems Holdings is entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

Due to the November 2011 award of the $8.0 million international defense customer contract, combined with the completion of our M137 Howitzer program in 2012, the risk profile of our customer base has increased as a result of the shift of approximately 13-14% of our revenues from the U.S. Government to General Dynamics.

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

Recently, we applied for a patent on our DDAN Technology in the both the United States and in foreign countries.  We cannot guarantee that these patent applications will ever result in actual patents being awarded.  The claims were based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space.  Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed..

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

As of December 18, 2012, we had 152,346,607 shares of our common stock issued and outstanding. The outstanding shares of Series A preferred stock are currently convertible into 702,057,010 shares of our common stock, which represents 80.88% of our outstanding common stock assuming a full conversion of the Series A preferred stock into shares of our common stock.  This would greatly dilute the holdings of our existing common stockholders. In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The total stated value of our preferred stock is $7,020,569, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common shareholders. The liabilities on our balance sheet exceed the liquidation value of our assets; therefore, upon a liquidation, there would be no assets remaining for distribution to common shareholders.

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

As a result of the reorganization, Sileas Corp., which is owned by Optex Systems Holdings’ three officers (one of whom is also one of Optex Systems Holdings’ three directors), beneficially owns in the aggregate, 85.1% of Optex Systems Holdings’ outstanding common stock. One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas. The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

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

If Sileas is unable to meet its obligations under the purchase money note to the party from which it purchased its stock holdings in Optex Systems Holdings, there could be a change in control of Optex Systems Holdings.

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview Fund, L.P., representing 90% of Optex Systems, Inc. (Delaware), in a private transaction. The purchase price for the acquisition of Longview’s position was $13.5 million, and the consideration was paid in the form of a promissory note. The obligations of Sileas under the promissory note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas. The promissory note owned by Sileas is now due on February 20, 2014, due to a November 22, 2011 extension, which also caused an increase in the principal amount to $13.8 million from $13.5 million as the result of a $270 thousand extension fee.

Approximately 84.95% of the beneficial ownership of Optex Systems Holdings’ common stock has been pledged to secure a $13.5 million promissory note owed by Sileas Corp. to Longview Fund.  As of September 30, 2012, the market value of Optex Systems Holdings common stock owned by Sileas is $7,374,518, on an “as converted” basis. If the value of the holdings does not sufficiently increase, and Sileas is unable to meet its payment obligations, Longview could exercise its remedies with respect to its security interest and take control of the pledged stock, and thus there would be a change in control of Optex Systems Holdings, as Sileas is currently the majority owner of Optex Systems Holdings. There can be no guarantee that the investment objectives of Longview will be the same as those of Sileas or our other shareholders. In the event that control shifts to Longview from Sileas, Longview may vote its shares differently than Sileas would have voted under similar circumstances. Merrick Okamoto, a director of Optex Systems Holdings, is a control person of Viking Asset Management, which controls the Longview Fund. Given the fact that Longview Fund is currently undergoing liquidation, there is no assurance that the maturity date of the promissory note will be further extended past the current extended maturity of February 2014.  Sileas has no operations and does not anticipate being able to pay off the promissory note at in February 2014, thus it is likely that the notes will be in default and the notes will be satisfied through the lenders' enforcement of their remedies with respect to the collateralized stock.  This would cause a change of control in the issuer.  As the disposition of the Longview Fund is now in transition, it is not possible to determine who would ultimately control the shares and such person’s or entity’s interests might not be aligned with those of the rest of Optex Systems Holding’s shareholders.

We did not give separate notice by mailing to then current shareholders of Sustut of the written consent by Andrey Oks as the majority shareholder of the reorganization.

Section 228(e) of the Delaware General Corporation Law requires "[p]rompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.” Prior management of Sustut did not give notice to the other then existing shareholders of Sustut of the written consent of Andrey Oks in lieu of a meeting of stockholders approving the reorganization on March 26, 2009 in compliance with Section 228(e). On April 3, 2009, current management filed a Form 8-K which detailed the transaction although it did not specifically mention approval of the transaction by Andrey Oks as the majority shareholder of Sustut. Potential ramifications of this lack of compliance with Section 228(e) could include possible inquiry or litigation from then existing shareholders of Sustut for failure of being made aware of the consent. To the knowledge of current management of Optex Systems Holdings, there have been no claims or inquiries made and/or any litigation filed by then current shareholders of Sustut for failure to receive notice under Section 228(e) of the Delaware General Corporation Law.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Our common stock is currently approved for quotation on the OTC Markets OTCQB trading under the symbol OPXS. However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the OTC markets, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to raise needed capital. As a result, purchasers of Optex Systems Holdings’ common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

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

Item 2  Properties

We are located in Richardson, TX in approximately 49,000 square foot facility, and as of December 7, 2012, we had 74 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility.  Effective as of January 4, 2010, Optex Systems Holdings, Inc. renewed its Richardson, TX lease.  Under the terms of the amendment:

·	The lease term is extended until July 31, 2015.
·	The annual base rent rate is as follows: until 7/31/2010, $0.00 per square foot; from 8/1/2010 – 7/31/2013, $4.70 per square foot; and from 8/1/2013 – 7/31/2015, $4.95 per square foot.

·	A $0.2 million improvement allowance is included.
·	For the first two years of the extended term, the landlord has granted the option to take over additional space at similar terms as in the amendment.

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

The following table shows the range of high and low prices for our common stock as reported by the OTC Bulletin Board or OTC Markets for each quarter since the first fiscal quarter of 2011. All prices through the date of the reorganization are as reported on Sustut’s periodic filings, as adjusted for the 2.5:1 forward split of Sustut's common stock authorized on February 27, 2009. All prices since the reorganization are derived from market information as to OTCBB/OTC Markets prices as reported through the AOL Finance look up system. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low

First Quarter 2011	$0.025	$0.011

Second Quarter 2011	$0.02	$0.014

Third Quarter 2011	$0.02	$0.005

Fourth Quarter 2011	$0.019	$0.0055

First Quarter 2012	$0.01	$0.0011

Second Quarter 2012	$0.02	$0.0025

Third Quarter 2012	$0.02	$0.005

Fourth Quarter 2012	$0.04	$0.0065

On December 11, 2012, the sale price for our common stock as reported on the OTC Markets was $0.01 per share.

Securities outstanding and holders of record

On December 7, 2012, there were approximately 80 record holders of our common stock and 152,346,607 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition and capital requirements.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc.  authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company, with the options to be issued within 60 days of December 9, 2011. As of December 18, 2012, 100,000 of these options had forfeited due to terminations, and 11,492,500 had vested. There were no additional options granted subsequent to December 9, 2011.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management's discussion and analysis reflects information known to management as of our fiscal year end, September 30, 2012, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 30, 2012, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete. Optex has submitted an equitable adjustment request on the Aiming Circle Howitzer program due to significant design issues impacting the manufacturability of the product. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals. While we remain optimistic that Optex has a justifiable claim, we cannot predict whether the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

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

Results of Operations

Backlog as of September 30, 2012 was $19.0 million as compared to a backlog of $11.5 million as of October 2, 2011, representing an increase of 65.2%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 30, 2012.

Product Line	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total - 2013	2014	2015	2016	2017	Total
Howitzer	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Periscopes	2.8	3.0	0.9	0.8	7.5	1.2	0.0	0.0	0.0	8.7
Sighting Systems	0.6	0.5	0.6	0.4	2.1	1.6	1.4	1.4	1.3	7.8
Other	0.5	0.7	0.8	0.2	2.2	0.3	0.0	0.0	0.0	2.5
Total	3.9	4.2	2.3	1.4	11.8	3.1	1.4	1.4	1.3	19.0

During 2012, Optex Systems Holdings received orders totaling $21.8 million consisting of a $8.0 million M36 contract deliverable over 5 years from General Dynamics Land Systems - Canada, a $1.2 million other product line award deliverable in May and June 2013 from the Defense Logistics Agency for a Gunner's Head Assembly on the M1 Abrams Tank, and $12.6 million in additional orders from several customers primarily in support of our periscope product line which will be delivered in fiscal years 2013 and 2014.

We are aggressively pursuing additional periscope business. While the U.S. periscope market has experienced an overall declined since 2009, Optex has mitigated a significant portion of the reduced U.S. military orders through increased market share in both foreign and domestic defense contractor markets. In July 2012, Optex System’s primary competitor in plastic periscopes (Miller-Holzwarth) shut down its manufacturing plant and is currently in receivership due to what we believe to be reduced U.S. military orders combined with unmet financial obligations. While we cannot project the ultimate disposition of the Miller-Holzwarth business assets, contracts and customer base until the receivership is completed, we have already experienced significant increases in our plastic periscope orders from new customers since their shutdown ensued.

In addition, there continues to be uncertainty in future U.S. military spending over the next 10 years pending Congressional resolution of the sequestration cuts to defense spending currently slated to begin in fiscal year 2013. The potential ramifications of the circumstances surrounding the 2012 Congressional budget sequestration have resulted in yet more uncertainty and potential cuts in spending by the U.S. military, and we have had to explore other avenues of revenue. As a result of new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we expect to mitigate some of the current decreased U.S. government requirements with other new business, such as the new $8.0 million contract for M36 Digital Day and Night vision (DDAN) and are exploring new opportunities in M17 day thermal periscopes as well as thermal camera’s for commercial applications. We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 30, 2012, none of our outstanding backlog fell under this criterion.

Twelve month period ended September 30, 2012 compared to the twelve month period ended October 2, 2011

Revenues:

The table below details the revenue changes by product line for the year ended September 30, 2012 as compared to the year ended October 2, 2011.

	Years ended
	(Millions)
Product Line	Sep 30, 2012	Oct 2, 2011	Variance	% Chg
Howitzer	1.7	4.2	(2.5)	(59.5)
Periscopes	10.8	10.7	0.1	0.9
Sighting Systems	1.0	0.2	0.8	400.0
Other	0.8	1.1	(0.3)	(27.3)
Total	14.3	16.2	(1.9)	(11.7)

Total revenues decreased by $1.9 million or 11.7 % across all product groups primarily as a result of an overall decline in markets due to reduced government and prime contractor spending in support of tactical vehicles, components and supporting optical equipment.  In addition, funding on several programs has been suspended or delayed due to uncertainty in the U.S. military budgets and challenging economic conditions surrounding the recession, deficit spending and pending sequestration.

Revenue increased by $0.1 million or 0.9% on our periscope line during fiscal year 2012 as compared to fiscal year. Although the U.S. periscope revenue has been declining since 2009, we have been able to offset fiscal year 2012 declines with a larger market share with foreign customers and domestic defense contractors. Based on our current backlog demand, we expect fiscal year 2013 revenue to decline slightly or approximate the fiscal year 2012 level. We are currently developing new day and night vision periscopes which we hope to market to both domestic and foreign customers. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by picking up business from our prior competitor, Miller-Holzwarth,that has ceased business operations and is currently in bankruptcy proceedings. We cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset any additional reductions that could result from the 2013 budget sequestration defense cuts.

Revenues from the Howitzer programs decreased by $2.5 million, or 59.5%, over the prior year. The decline in revenue is primarily due to completion of two of our Howitzer programs in FY2011 and the completion of the one remaining Howitzer program in March 2012 with no current follow-on contracts. Currently, we do not foresee any material, near term orders for additional Howitzer product; however, we anticipate possible new orders in the program as current military supplies diminish and require replacement in the longer term.

Sighting systems revenues increased $0.8 million, or 400.0%, during fiscal year 2012 over the prior fiscal year due to $0.1 million in new revenues for commander weapon sighting systems and additional backup sights and $0.7 million of development revenue earned on the M36 Digital Day and Night vision program. Full production against the M36 Digital Day and Night (DDAN) program begins in fiscal year 2013, with total deliveries expected to be approximately $1.6 million. We expect revenues to continue at a rate of approximately $1.5 million per year thereafter through contract completion in 2017. We continue to ship additional sighting systems pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems, M36 thermal sighting units and M36 DDAN vision products.

Decreases in the other product line of $0.3 million, or 27.3%, for 2012 as compared to 2011 are primarily a result of lower orders and production quantities from GDLS on collimator muzzle reference system assemblies as our current contracts for these units are winding down. We expect revenues in fiscal year 2013 to increase by approximately $1.2 million with the award of the Defense Logistics Agency Gunner's Head Assemblies deliverable in May and June 2013. We had originally anticipated that these units would ship in September, 2012, however, as a result of material changes; we have negotiated a new delivery schedule with the customer to accommodate the increased material lead time.

Cost of Goods Sold. During the fiscal year ended September 30, 2012, we recorded cost of goods sold of $11.8 million as compared to $13.7 million during the fiscal year ended October 2, 2011, a decrease of $1.9 million or 13.9%. The gross margin during the period ending September 30, 2012 was 16.8% of revenue as compared to a gross margin of 15.4% of revenue for the period ending October 2, 2011. The decreased cost of sales and increase in gross margin percentage for the year as compared to the prior year is primarily due the overall reduction in revenue of $1.9 million offset by a shift in product mix toward more profitable programs, completion of the Howitzer loss programs in 2011, efficiency improvements and other cost reductions. Thus, despite the $1.9 million or $11.7% decline in revenue from the prior year, Optex has preserved gross margins at $2.4 million, with only a $0.1 million decline. We continued to pursue cost reductions in our production and general and administrative areas to mitigate any further margin impacts related to lower volume and to improve overall product profitability.

G&A Expenses.  During the fiscal year ended September 30, 2012, we recorded operating expenses of $2.7 million as opposed to $2.4 million during the period ending October 2, 2011, an increase of $0.3 million or 12.5%. Operating expenses increased over prior year levels primarily due to increased sales and marketing expenses associated with the direct hire of a Vice President of Business Development ($0.16 million), increased advertising and public relations costs ($0.12 million),incurred legal expenses related to settlement of a patent infringement threat, declaratory judgment filing and a covenant not to sue ($0.09 million), increased travel and exposition expenses ($0.06 million), offset by reductions in R&D spending ($0.1 million) and other spending reductions ($0.03 million). The additional costs were necessary to facilitate new product and customer growth into day and night thermal vision (M36) markets. We expect the current spending level of general and administrative costs to continue at approximately $2.7 million for fiscal year 2013 in line with the 2012 spending. We believe these investments in marketing and product development have contributed significantly to the $21.8 million new orders booked during fiscal year 2012 and expect these changes to increase our overall footprint in the optical vision market for tactical vehicles moving forward.

Operating Income (Loss).  During the period ending September 30, 2012, we recorded an operating loss of ($0.3) million, as compared to a net operating income of $0.1 million during the period ending October 2, 2011.  The change in operating income (loss) of ($0.4) million is primarily due to lower revenue offset with higher gross margins ($0.1) and higher general and administrative spending of ($0.3) million.

Net Income (Loss) applicable to common shareholders.  During the period ended September 30, 2012, we recorded a net loss of ($0.26) million, as compared to a net income of $0.18 million for the period October 2, 2011. The change in operating loss of ($0.44) million is primarily attributable to lower operating profit of $0.38 million and increased deferred tax expenses of $0.64 million, offset by a $0.52 million change in accrued dividends on preferred stock and a decrease in interest expense of $0.06 million. In the fiscal year ending September 30, 2012, we recorded a favorable adjustment in preferred dividends of $0.11 million (related to the February 2012 waiver) as compared to a dividend expense of $0.41 in the prior year. In the fiscal year 2012, we recognized a tax expense of $0.05 million as compared to a tax benefit of $0.59 million in the same period of fiscal year 2011. The change in taxes is primarily due to the effect of temporary and permanent timing differences related to intangible amortization and goodwill. Interest expense decreased by $0.05 million in the current year as compared to the prior year period due to the payoff of the outstanding line of credit in March 2012.

In fiscal 2012, we recognized a tax expense of $0.05 million as compared to  a benefit of ($0.6) million in the same period of fiscal year 2011.  The tax expense (benefit) is primarily attributable to the effect of temporary and permanent timing differences related to goodwill, intangible amortization, net operating loss carry forwards, and changes in deferred tax asset reserve balances.  The goodwill and intangible amortization expense is amortized over 15 years for income tax purposes whereas the remaining unamortized balance of both goodwill and intangibles was written off prior to year end for book purposes.

Liquidity and Capital Resources

On March 22, 2011, Optex Systems Holdings, Inc. amended its revolving credit facility with Avidbank, which provided up to $1 million in financing against eligible receivables. The line expired on March 15, 2012. Subsequently, in April 2012, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is July 15, 2014. The facility provides up to $1 million in financing against eligible receivables for up to two years. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 3.5%. The additional minimum interest payment requirement has been eliminated.

●	Interest shall be paid monthly in arrears.

●	The loan period is from July 15th through July 14th of the following year, beginning with the period of July 15, 2012 through July 14, 2013 and a revolving loan maturity date of July 14, 2014, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.
●	A renewal fee of $10,000 is due on the 15th day of April each year beginning with April 15, 2012.

●	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

●	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during each loan period.

As of September 30, 2012, the outstanding balance on the line of credit was $0.  For the years ended September 30, 2012 and October 2, 2011, the total interest expense against the outstanding line of credit balance was $19 thousand and $61 thousand, respectively.

We have historically met our liquidity requirements from a variety of sources, including government and customer funding through contract progress bills, milestone invoices, short term loans, notes from related parties, and the sale of equity securities. Based upon our current working capital position and potential for expanded business revenues, we believe that our working capital is sufficient to fund our current operations for at least the next 12 months. However, based on our strategy and the anticipated growth in our business, we believe that our liquidity needs may increase in the future. The amount of such increase will depend on many factors, including the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business. If our liquidity needs do increase, we believe additional capital resources will be obtained from a variety of sources including, but not limited to, cash flow from operations and the issuance of our common stock and/or debt, including receivables funding through a commercial lender .

Several of our major programs representing 47% of our total backlog orders provide for either progress payments or milestone invoicing. As of September 30, 2012 we are actively invoicing against two programs, M36 Digital Day and Night vision and glass periscopes. The milestone and progress bills allow us to recover the costs incurred against these programs as the costs are incurred in advance of the actual contract delivery.

In addition, Optex Systems Holdings has requested an equitable adjustment on a previously completed Howitzer program due to significant design issues that impacted the manufacturability of the product. As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). While we remain optimistic that Optex has a justifiable claim, we cannot predict the outcome of the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program. ..  To the extent we are able to recover increased costs (losses) against the program; we expect the settlement would have a positive impact on working capital.

Period of October 2, 2011 through September 30, 2012

Cash and Cash Equivalents.  As of September 30, 2012, we had cash and cash equivalents of $1.7 million as compared to $1.5 million on October 2, 2011. We increased cash and cash equivalents by $0.2 million primarily due to collections on milestone invoices of $2.7 million offset by purchases of $2.0 million in supporting inventory and finished goods and a reduction in the credit facility of $$0.5 million. As of September 30, 2012 our outstanding balance on the line of credit was $0 million.

Net Cash (Used by) Provided by Operating Activities.  Net cash provided by operating activities during the period beginning October 2, 2011 and ending September 30, 2012 totaled 0.8 million. The primary sources of cash during this period were milestone invoices on the M36 Digital Day and Night Vision program of $2.7 million decreases (collections against) accounts receivable of $0.5 million, and increased accounts payable of $0.6 million offset with increased inventory, net of reserve balances of $3.0 million.

Net Cash (Used) by Investing Activities.  In the twelve months ended September 30, 2012, cash used by investing activities for the purchase of property and equipment was $0.1 million as compared to $0.03 million in the prior year and net cash used for prepaid royalties related to the purchase of a patent license total $0.2 million as compared to $0.0 million in the prior year.

Net Cash (Used) by Financing Activities. Net cash used by financing activities totaled ($0.4) million during the twelve months ended September 30, primarily due to the payment of ($0.5) million against the line of credit offset by $0.05 million collected for the sale of common stock and $0.05 million collected for the exercise of warrants into common stock.

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

The following table depicts the current contract milestone schedule as of September 30, 2012.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4
Total Completed Milestones		$655.7	$3,142.5

Delivery of Two Final Production Ready Units	Dec-12	_-	125.6

Total Contract Milestones		$655.7	$3,268.1

In year ending September 30, 2012, Optex recognized $656 thousand of revenue as a result of achieving substantive milestone events and collected $2,720 thousand in customer deposits for completed milestones. As of September 30, 2012 there was $449 thousand of unpaid/invoiced customer deposits for completed milestone events. During the fiscal year 2011 there were no existing contracts providing for milestone billing and no revenue recognized as a result of milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 30, 2012, Optex Systems, Inc. had collected $2.7 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $0.8 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.9 million related long term customer advance deposits for deliveries occurring after March 2013. As of October 2, 2011, there were no milestone or advance payment agreements; thus the customer advance deposit balance was $0.

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

As of the end of fiscal year 2011, all shipments against the loss contracts had been completed, thus there is no carryforward of the loss reserves required for future periods and the estimated loss reserves for the fiscal years ended September 30, 2012 and October 2, 2011 were $0.

Government Contracts: Many of our contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 30, 2012 and October 2, 2011, the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

Recent Accounting Pronouncements.

In April 2011, FASB issued ASC 820 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which describe and clarify many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. FASB ASC 820 is effective for financial statements of public entities that are issued for fiscal years and interim periods beginning after December 15, 2011. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ending April 1, 2012.  Adoption of FASB ASC 820 did not have a material effect on Optex Systems Holding’s financial statements.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. (the Company) as of September 30, 2012 and October 2, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2012 and October 2, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of September 30, 2012 and October 2, 2011, and the results of its operations and its cash flows for the years ended September 30, 2012 and October 2, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York

December 19, 2012

Optex Systems Holdings, Inc.

 Consolidated Balance Sheets

	(Thousands)
	September 30, 2012	October 2, 2011

ASSETS

Current Assets
Cash	$1,653	$1,514
Accounts Receivable	1,843	2,392
Net Inventory	7,094	4,088
Prepaid Expenses	28	17

Total Current Assets	$10,618	$8,011

Property and Equipment
Property Plant and Equipment	$1,584	$1,488
Accumulated Depreciation	(1,392)	(1,227)

Total Property and Equipment	$192	$261

Other Assets
Deferred Tax Asset - Long Term	$1,157	$1,204
Prepaid Royalties - Long Term	210	-
Security Deposits	21	21

Total Other Assets	$1,388	$1,225

Total Assets	$12,198	$9,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,109	$716
Accrued Expenses	754	547
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	776	-
Credit Facility	-	507

Total Current Liabilities	$2,664	$1,795

Other Liabilities
Customer Advance Deposits - Long Term	1,944	-

Total Other Liabilities	$1,944	$-

Total Liabilities	$4,608	$1,795

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 152,346,607 and 139,444,940 shares issued and outstanding, respectively)	$152	$139
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,023 and 1,027 series A preferred issued and outstanding, respectively)	-	-
Additional Paid-in-capital	17,799	17,662
Retained Earnings (Deficit)	(10,361)	(10,099)

Total Stockholders' Equity	$7,590	$7,702

Total Liabilities and Stockholders' Equity	$12,198	$9,497

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands)
	Twelve months ended
	September 30, 2012	October 2, 2011

Revenues	$14,254	$16,227

Total Cost of Sales	11,849	13,741

Gross Margin	$2,405	$2,486

General and Administrative	2,706	2,408

Operating Income (Loss)	$(301)	$78

Other Expenses

Interest (Income) Expense - Net	19	74
Total Other	$19	$74

Income (Loss) Before Taxes	$(320)	$4

Deferred Income Taxes (Benefit)	48	(587)

Net Income (Loss) After Taxes	$(368)	$591

Less preferred stock dividend (accrued) waived	$106	$(413)

Net income (loss) applicable to common shareholders	$(262)	$178

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	143,496,377	139,444,940

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended September 30, 2012	Twelve months ended October 2, 2011

Cash flows from operating activities:
Net income (loss)	$(368)	$591

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	66
Provision for allowance for inventory valuation	328	328
Noncash interest expense (income)	(16)	28
Stock option compensation expense	152	87
(Increase) decrease in accounts receivable	549	(17)
(Increase) decrease in inventory (net of progress billed)	(3,334)	1,474
(Increase) decrease in prepaid expenses	(11)	216
(Increase) decrease in deferred tax asset (net of valuation allowance)	48	(211)
Increase (decrease) in accounts payable and accrued expenses	613	(91)
Increase (decrease) in customer advance deposits	2,720	-
Increase (decrease) in accrued estimated loss on contracts	2	(1,357)
Total adjustments	$1,216	$523
Net cash (used)/provided by operating activities	$848	$1,114

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	(210)	-
Purchased of property and equipment	(96)	(31)
Net cash (used in) provided by investing activities	$(306)	$(31)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(507)	(599)
Proceeds from issuance of common stock	50	-
Proceeds from warrant exercise	54	-

Net cash (used In) provided by financing activities	$(403)	$(599)

Net increase (decrease) in cash and cash equivalents	$139	$484
Cash and cash equivalents at beginning of period	1,514	1,030
Cash and cash equivalents at end of period	$1,653	$1,514

Supplemental cash flow information:
Cash paid for interest	$35	58
Cash paid (refund received) for taxes	$-	(376)

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders' Equity

			(Thousands)
	Common	Series A			Additional		Total
	Shares	Preferred	Common	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 3, 2010	139,444,940	1,027	$139	$1	$17,162	$(10,278)	$7,024
Stock Option Compensation Expense					87		87
Accumulated Dividends on Preferred Stock					413	(413)	-
Preferred Dividends Paid through increased share value					(884)		(884)
Increase of Preferred Share Stated Value					884	-	884
Net Earnings (Loss) from continuing operations						591	591

Balance at October 2, 2011	139,444,940	1,027	$139	$1	$17,662	$(10,100)	$7,702

Balance at October 2, 2011	139,444,940	1,027	$139	$1	17,662	(10,100)	7,702
Stock Option Compensation Expense					152		152
Accumulated Dividends on Preferred Stock					(106)	106	-
Sales of Common Stock	5,000,000		5		45		50
Conversion of Preferred Stock	2,500,000	(4)	3	(1)	(3)		(1)
Exercise of Warrants	5,401,667	-	5		49		54
Net Earnings (Loss) from continuing operations						(367)	(367)

Balance at September 30, 2012	152,346,607	1,023	$152	$-	$17,799	$(10,361)	$7,590

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

In accordance with FASB ASC 805, Optex Systems, Inc.’s purchase of substantially all of the assets and assumption of certain liabilities represented the acquisition of a business. FASB ASC 805 outlines the guidance in determining whether a “business” has been acquired in a transaction. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Optex Systems, Inc. obtained the inputs and processes necessary for normal operations.

On February 20, 2009, Sileas Corporation, a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview's equity and debt interest in Optex Systems, Inc. (Longview’s interest in Optex Systems, Inc. then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc.), in a private transaction.

Optex Systems, Inc. operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of a reverse merger transaction consummated pursuant to a reorganization agreement dated March 30, 2009, it became a wholly-owned subsidiary of Optex Systems Holdings. Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 85.0% of the issued and outstanding equity interests in Optex Systems Holdings. The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of September 30, 2012, Optex Systems Holdings operated with 72 full-time equivalent employees.

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

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation:  The consolidated financial statements include the accounts of Optex Systems Holdings and its wholly-owned subsidiary, Optex Systems, Inc..  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Segment Reporting: Management has determined that Optex Systems Holdings is organized, managed and internally reported as one business segment. Segments are determined based on differences in products, internal reporting and how operational decisions are made.

Fiscal Year:  Optex’s fiscal year ends on the Sunday nearest September 30.  Fiscal year 2012 ended on September 30, 2012 and included 52 weeks.  Fiscal year 2011 ended on October 2, 2011 and included 52 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended September 30, 2012 and October 2, 2011. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:  For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Concentration of Credit Risk: Optex Systems Holdings’ cash and cash equivalents are on deposit with banks. Only a portion of the cash and cash equivalents would be covered by deposit insurance and the uninsured balances are substantially greater than the insured amounts. Although cash and cash equivalent balances exceed insured deposit amounts, management does not anticipate non-performance by the banks.

Optex Systems Holdings’revenues and accounts receivables for fiscal year ended September 30, 2012 are derived from sales to U.S. government agencies (10%), General Dynamics (83%) and other contractors (7%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the payees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings has concluded that there is no need for an allowance for doubtful accounts for the years ended September 30, 2012 and October 2, 2011.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal years 2012 and 2011, there were no bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of September 30, 2012 and October 2, 2011 inventory included:

	(Thousands)
	As of September 30, 2012	As of October 2, 2011

Raw Materials	$5,749	$3,917
Work in Process	1,890	1,930
Finished Goods	599	176
Gross Inventory	$8,238	$6,023
Less:
Unliquidated Progress Payments	(62)	(1,181)
Inventory Reserves	(1,082)	(754)
Net Inventory	$7,094	$4,088

Optex Systems Holdings conducts an annual work in process inventory in the fourth quarter of each fiscal year and cycle counts raw material and finished goods on a monthly basis.  The accounting records are adjusted to reflect any changes in the physical inventory valuation as compared to the book carrying values based on the results of the physical inventory and cycle counts.  In 2012, Optex Systems Holdings recognized a net gain of $166 as compared to a net gain in the period ending October 2, 2011 of $123 thousand.  The 2012 gain was primarily attributable to favorable spending in manufacturing overhead resulting in lower cost of sales as compared to estimated rates. The 2011 gain was primarily attributable to lower than expected manufacturing costs associated with completion of two of our Howitzer lines due to improvements in labor hour and material efficiencies. Inventory reserves for excess and obsolete inventory increased by $328 over prior year reserve balances due to completion of our final Howitzer line with no anticipated follow on contracts in the horizon.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 30, 2012 and October 2, 2011, the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems, Inc. was awarded an $8.0 million dollar contract with General Dynamics Land Systems - Canada that provides for milestone invoices up to a total of $3.9 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

The following table depicts the current contract milestone schedule as of September 30, 2012.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4
Total Completed Milestones		$655.7	$3,142.5

Delivery of Two Final Production Ready Units	Dec-12	_-	125.6

Total Contract Milestones		$655.7	$3,268.1

In year ending September 30, 2012, Optex recognized $656 thousand of revenue as a result of achieving substantive milestone events and collected $2,720 thousand in customer deposits for completed milestones. As of September 30, 2012 there was $449 thousand of unpaid/invoiced customer deposits for completed milestone events. During the fiscal year 2011 there were no existing contracts providing for milestone billing and no revenue recognized as a result of milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 30, 2012, Optex Systems, Inc. had collected $2.7 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $0.8 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.9 million related long term customer advance deposits for deliveries occurring after March 2013. As of October 2, 2011, there were no milestone or advance payment agreements; thus the customer advance deposit balance was $0.

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

As of the end of fiscal year 2011, all shipments against the loss contracts had been completed, thus there is no carryforward of the loss reserves required for future periods and the estimated loss reserves for the fiscal years ended September 30, 2012 and October 2, 2011 were $0.

Government Contracts:  Many of Optex Systems Holdings’ contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation (Federal Acquisition Regulation) Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on prime military contracts and are generally, “flowed down” to Optex Systems Holdings as subcontractors on other military business.  It has been Optex Systems Holdings’ experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties.  Optex Systems Holdings is not currently aware of any pending terminations for convenience or default on its existing contracts.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $700,000.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 30, 2012 and October 2, 2011, Optex Systems had no booked orders that fell under this criterion.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the income tax expense and pretax accounting income is primarily attributable non-deductible expenses representing permanent timing differences between book income and taxable income during the twelve months ended September 30, 2012 of ($4) thousand, offset with a increase in the valuation for deferred tax assets of ($153) thousand .

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

For the twelve months ended September 30, 2012, 1,023 shares of Series A preferred stock, 48,477,649 stock options and 4,547,000 warrants were excluded as anti-dilutive. For the twelve months ended October 2, 2011, 1,027 shares of Series A preferred stock, 2,527,649 stock options and 9,948,667 warrants were excluded as anti-dilutive.

Note 3 - Recent Accounting Pronouncements

In April 2011, FASB issued ASC 820 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which describe and clarify many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. FASB ASC 820 is effective for financial statements of public entities that are issued for fiscal years and interim periods beginning after December 15, 2011. As such, Optex Systems Holdings adopted these provisions at the beginning of the interim period ending April 1, 2012.  Adoption of FASB ASC 820 did not have a material effect on Optex Systems Holding’s financial statements.

Note 4 - Property and Equipment

A summary of property and equipment at September 30, 2012 and October 2, 2011 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 30, 2012	Year Ended October 2, 2011
Property and Equipment
Furniture and Equipment	3-5yrs	$253	$185
Machinery and Equipment	5 yrs	1,077	1,066
Leasehold Improvements	7 yrs	254	237
Less: Accumulated Depreciation		(1,392)	(1,227)
Net Property & Equipment		$192	$261

Depreciation Expense		$165	$66

Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2012 is $106 thousand and $59 thousand, respectively and included $101 thousand of additional depreciation expense related to changes in net book values and estimated remaining lives.  Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2011 is $36 thousand and $30 thousand, respectively.

Note 5 – Accrued Liabilities

The components of accrued liabilities for the years ended September 30, 2012 and October 2, 2011 are summarized below:

	(Thousands)
	Year Ended September 30, 2012	Year Ended October 2, 2011

Deferred Rent Expense	$68	$92
Accrued Vacation	174	156
Property Taxes	27	2
Accrued Interest	-	16
Franchise Taxes	7	20
Operating Expenses	339	104
Payroll & Payroll Related	139	157
Total Accrued Expenses	$754	$547

Note 6 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015. There are several non-cancellable operating leases for office and manufacturing equipment.   Total expenses under facility lease agreements for the fiscal year ended September 30, 2012 was $285 thousand.  Total expenses for manufacturing and office equipment for the year ended September 30, 2012 was $13 thousand.  Total expenses under facility lease agreements for the fiscal year ended October 2, 2011 was $292 thousand and total expenses for manufacturing and office equipment was $33 thousand.

At September 30, 2012, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space were as follows:

Operating Leases (Thousands)
Fiscal Year
2013	232
2014	242
2015	201

Total minimum lease payments	$675

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement is $134 thousand.  The value of the deferred rent expense will be amortized monthly at a rate of $2 thousand per month over the life of the lease.  The total unamortized deferred rent as of September 30, 2012 was $68 thousand.  Commencing on August 1, 2010, the base rent payment is $19 thousand per month and will increase to $20 thousand per month on August 1, 2013 through the end of the lease on July 30, 2015.

Note 7 - Transactions with a Related Party

There were no transactions with Related Parties during fiscal years 2012 or 2011 except as described below in Note 8 Debt Financing.

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

Secured Promissory Note Due February 20, 2014/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings, executed and delivered to Longview, a Secured Promissory Note originally due February 20, 2012 in the principal amount of $13.5 million. The Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum. In the event Optex Systems Holdings sells or conveys all or substantially all its assets to a third party entity for more than nominal consideration, other than a reorganization into Sileas or reincorporation in another jurisdiction, then this Note shall be immediately due and owing without demand. In the event that such a major transaction occurs prior to the maturity date resulting in Sileas receiving net consideration with a fair market value in excess of the principal and interest due under the terms of the secured note (the “Optex Consideration”), then in addition to paying the principal and interest due, Sileas shall also pay an amount equal to 90% of the Optex Consideration. The obligations of Sileas under the note are secured by a security interest in Optex Systems Holdings’ common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas.

On November 22, 2011  Sileas Corp and Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two year period ending on February 20, 2014.  In exchange for the extension, Sileas Corp agreed to pay Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note.  As a result of the agreement, the principal amount of the Note was increased by $270 thousand to $13.8 million as of November 22, 2011.

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

Credit Facility – Avidbank (formerly known as Peninsula Bank Business Funding)

On March 22, 2011, Optex Systems Holdings, Inc. amended its revolving credit facility with Avidbank, which provided up to $1 million in financing against eligible receivables. The line expired on March 15, 2012. Subsequently, in April 2012, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is July 15, 2014. The facility provides up to $1 million in financing against eligible receivables for up to two years. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 3.5%. The additional minimum interest payment requirement has been eliminated.

●	Interest shall be paid monthly in arrears.

●	The loan period is from July 15th through July 14th of the following year, beginning with the period of July 15, 2012 through July 14, 2013 and a revolving loan maturity date of July 14, 2014, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.
●	A renewal fee of $10,000 is due on the 15th day of April each year beginning with April 15, 2012.

●	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

●	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during each loan period.

As of September 30, 2012, the outstanding balance on the line of credit was $0.  For the years ended September 30, 2012 and October 2, 2011, the total interest expense against the outstanding line of credit balance was $19 thousand and $61 thousand, respectively.

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

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, Optex Systems Holdings Board of Directors authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options in the aggregate to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of Optex Systems Holdings, with the options to be issued within 60 days of December 9, 2011. For shares granted as of December 9, 2011, Optex Systems Holdings anticipates an annualized employee turnover rate of 3% per year, and as such anticipates that only 42,716,864 of the 46,070,000 shares will vest as of the end of the contract term.

As of September 30, 2012, 2,241,899 of the awarded stock options had vested and 274,000 shares had been forfeited due to employee turnover. As of October 2, 2011, 1,504,315 of the awarded stock options had vested and 154,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $152 thousand and $87 thousand for the fiscal years ended September 30, 2012 and October 2, 2011, respectively and was charged as general and administrative compensation expense for each of the respective fiscal years. The impact of this expense was immaterial to the basic and diluted net loss per share for the fiscal years ended September 30, 2012 and October 2, 2011.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the year ended September 30, 2012, estimated deferred tax assets related to option compensation costs were $52 thousand and have been recorded for the tax effect of the financial statement expense.  For the year ended October 2, 2011 the estimated deferred tax assets related to option compensation costs were $30 thousand and have been recorded for the tax effect of the financial statement expense.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 09/30/12	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2015
Total	48,751,649		48,477,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 3, 2010	2,598,649	$-	4.13	-
Granted – 2011	—	$—	—	—
Forfeited – 2011	(71,000)	$—	—	—
Exercised – 2011	—	$—	—	—
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	(120,000)	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—

Exercisable as of October 2, 2011	1,504,315	$—	2.69	$—

Exercisable as of September 30, 2012	2,241,899	$—	1.95	$—

There were 46,070,000 new options granted and zero options exercised during the year ended September 30, 2012. The total intrinsic value of options granted or forfeited during the year ended September 30, 2012 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 3, 2010	1,821,668	$0.15
Non-vested granted — year ended October 2, 2011	—	$0.00
Vested — year ended October 2, 2011	(727,334)	$0.12
Forfeited — year ended October 2, 2011	(71,000)	$0.15
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — year ended September 30, 2012	46,070,000	$0.01
Vested — year ended September 30, 2012	(737,584)	$.12
Forfeited — year ended September 30, 2012	(120,000)	$.01
Non-vested as of September 30, 2012	46,235,750	$0.01

As of September 30, 2012, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $271 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018. The total fair value of options and shares vested during the year ended September 30, 2012 was $70 thousand.

There were no equity instruments issued to consultants and vendors in fiscal years 2011 and 2012.

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

On July 19, 2012, Optex Systems Holdings, Inc. offered certain holders of the Company’s outstanding warrants, a 30 day temporary reduction in the warrant exercise price to $0.01 per share. The warrants consisted of 8,131,667 warrants of the Company, with an original exercise price of $0.45 per share, issued by the Company in a private placement transaction in March 2009. The temporary reduction in the warrant exercise price to $0.01 per share was determined by the Company in order to provide the holders of the warrants with an incentive to exercise the warrants. During the 30 day temporary reduction, 5,401,667 warrants were exercised for total proceeds of $54 thousand. The offer period expired on August 18, 2012.

As of September 30, 2012, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 9/30/12	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	2,730,000	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		4,547,000

During the periods ended September 30, 2012 and October 2, 2011, Optex Systems Holdings recorded a total of $0 and $19.5 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of zero as of September 30, 2012.  These warrants are not included in the computation of weighted average of shares as it would be anti-dilutive.

Note 11  –  Stockholders Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Registrant at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860.34 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend.

On June 22, 2011, our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 2 billion. This amendment was the subject of a Definitive Information Statement on Scheduled 14C which was filed with the SEC on September 23, 2011 and filed with the Secretary of State of the State of Delaware on November 23, 2011.

On July 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share). The S-1 also contemplates a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors for 30 days from the date of effectiveness of this registration statement, and a waiver of accrued dividends from the Series A preferred shareholders. This Registration Statement was declared effective on July 19, 2012, and the 30 day reduction in warrant exercise price to $.01 commenced on that date. During the 30 day temporary reduction, 5,401,667 warrants were exercised for total proceeds of $54 thousand. The offer period expired on August 18, 2012. See Note 10, “Warrant Agreements”.

There were no other issues of common or preferred stock during the year ended September 30, 2012. During the year ended October 2, 2011, there were no new issues of common or preferred stock.

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

As of July 3, 2011, the preferred shareholders agreed to waive the past dividends in arrears through July 3, 2011 of $884 thousand in exchange for an increase in the stated value to $6,860.34. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Registrant’s Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Registrant’s Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended September 30, 2012 there were no recorded preferred dividends payable and as of the nine months ended September 30, 2012, Optex Systems Holdings reversed previously recorded preferred dividends payable of ($106) thousand. As of the three and nine months ended July 3, 2011, Optex Systems Holdings recorded preferred dividends payable of $104 thousand and $307 thousand, respectively. As of September 30, 2012 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares into 2,500,000 shares of common stock.

Note 12 - Income Taxes

The income tax provisions as of September 30, 2012 and October 2, 2011 include the following:

	(Thousands)
	2012	2011
Current income tax expense:
Federal	$-	$-
State
	$-	$-
Deferred income tax provision (benefit):
Federal	(105)	18
State
Change in valuation allowance	153	(605)

Provision for (Benefit from) income taxes, net	$48	$(587)

The income tax provision for Optex Systems as of September 30, 2012 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2012	%		2011	%

Tax provision (benefit) at statutory federal rate	$(109)	(34%	)	$1	34%
Change in valuation and other	157	49%		(588)	(14,647)%
Provision for (Benefit from) income taxes, net	$48	15%		$(587)	(14,613)%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset - Long Term
	As of September 30, 2012	As of October 2, 2011

Stock Options	$128	$76
Inventory Reserve	139	27
Unicap	47	28
Contract Loss Reserve	(279)	(280)
Fixed assets	26	(16)
Goodwill Amortization	1,934	2,095
Intangible Asset Amortization	1,007	1,098
Net Operating Losses	848	722
Other	(54)	(60)
Subtotal	$3,796	$3,690
Valuation allowance	(2,639)	(2,486)
Net deferred asset (liability)-long term	$1,157	$1,204

As of September 30, 2012, the Company has a net operating loss of approximately $2,494 thousand as compared to a net loss carryforwards of $2,122 thousand available as of October 2, 2011.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in September 30, 2012, October 2, 2011 and October 3, 2010 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

There were no income taxes paid the fiscal year ended September 30, 2012, and the cash refund for income taxes during the fiscal year ended October 2, 2011 was $376 thousand.

Note 13 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal year ending September 30, 2012, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. For fiscal year ending October 2, 2011 there was no company match offered. The Company’s contribution expense for the fiscal years ended September 30, 2012 and October 2, 2011 $56 thousand and zero, respectively.

Note 14 — Subsequent Events

On October 29, 2012 Optex received an additional $449 thousand in customer deposits related to milestone events completed in September, 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 30, 2012.  We have thus concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that having a separate President (principal executive officer) and Chairman is the correct form of leadership for Optex Systems Holdings. We believe that due to our small size bifurcating the leadership role provides for a second point of view and oversight rather than consolidating the role in one individual, who is also tasked with the day to day affairs of Optex Systems Holdings. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management.

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

The following table sets forth certain information with respect to the directors and executive officers of Optex Systems Holdings:

Name	Age	Position

Stanley A. Hirschman	66	President, Secretary, Treasurer & Director

Merrick D. Okamoto	51	Director

Ronald F. Richards	46	Chairman of the Board

Danny Schoening	47	Chief Operating Officer

Karen L. Hawkins	47	Vice President of Finance and Controller

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

Karen L. Hawkins. Ms. Hawkins has served Optex Systems Holdings as its Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins became a Certified Public Accountant in 1992 and has over 25 years experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 18 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics – Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March , 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 3 meetings (including special meetings) and took action by unanimous written consent 3 time during our fiscal year ended September 30, 2012.

If the board of directors convenes a special meeting, the non-management directors meet in executive session if circumstances warrant.

Board Committees

At this time, the board of directors currently has an inactive audit committee which did not meet in fiscal year 2012, of which Ronald F. Richards is the sole member, and we do not have a formal charter at this time due to the size of the Committee but intend to adopt one at a future date.

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

Name and						Option	All Other
Principal			Salary	Bonus	Stock	Awards ($)	Compensation	Total
Position	Year		($)	($)	Awards ($)	(1)	($) (3)	($)
Stanley A. Hirschman,	2012		$90,001	$	$-	$6,579	$-	$96,580
President	2011		84,836	225	-	-	-	85,061
	2010	(2)	51,000		-	-	16,650	67,650

Danny Schoening,	2012		$232,076	$48,092	$-	$23,514	$-	$303,682
COO	2011		210,184	300	-	21,177	-	231,661
	2010		196,574	57,300	-	21,584	15,524	290,982

Karen Hawkins, VP	2012		$160,609	$34,212	$-	$20,602	$-	$215,423
Finance / Controller	2011		149,294	7,694	-	12,991	-	169,979
	2010		146,575	7,450	-	14,854	6,041	174,920

1	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2010 through fiscal 2012, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 12 to our fiscal 2012 audited financial statements.

2	This includes director fees paid through January 2010 of $10,000, listed as “Other”. Commencing February 1, 2010 Stanley Hirschman was paid a salary for which he received $51,000 in 2010, which is listed as “Salary”.

3	Other compensation in 2010 includes employee and dependant medical insurance benefits offered as part of executive compensation. This benefit was discontinued in at the beginning of 2011.

Option Grants in Last Fiscal Year

	Fiscal Year 2012 Grants of Plan-Based Awards

	Name	Grant Date (1)	All Other Option Awards: No of Securities Underlying Options	Equity Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)

	Danny Schoening	12/9/2011	10,000,000	$ 0.01	$ 69,844
	Karen Hawkins	12/9/2011	5,000,000	$ 0.01	$ 34,922
	Stan Hirschman	12/9/2011	5,000,000	$ 0.01	$ 34,922
	Merrick Okamoto	12/9/2011	5,000,000	$ 0.01	$ 34,922
	Ron Richards	12/9/2011	5,000,000	$ 0.01	$ 34,922

(1)	On December 9, 2011 Officers and Directors were awarded options pursuant to the equity compensation plan detailed below. The options vest over four years on the anniversary date at 25% per year respectively and expire on December 8, 2018.
(2)	Amounts represent the total grand date fair value of stock options granted in fiscal year 2012 under FASB ASC 718 (Prior authoritative liturature: SFAS No. 123R). The assumptions used by us with respect to the valuation of options are set forth in Note 12 to our fiscal 2009 audited financial statements.

On December 9, 2011, Optex Systems Holdings Board of Directors authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options in the aggregate to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers, at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of Optex Systems Holdings, with the options to be issued within 60 days of December 9, 2011.

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

The employment agreement events of termination consist of: (i) death of Mr. Schoening; (ii) termination by Optex Systems Holdings for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by Optex Systems Holdings and (iv) termination by Mr. Schoening for good reason (including breach by Optex Systems Holdings of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of Optex Systems Holdings or its successor changing ownership or a sale of all or substantially all of Optex Systems Holdings’ assets, without the surviving entity assuming the obligations under the agreement). For a termination by Optex Systems Holdings for cause or upon death of Mr. Schoening, Mr. Schoening shall be paid salary and bonus earned through the date of termination. For a termination by Optex Systems Holdings without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

Optex Systems Holdings does not have any other employment agreements with its executive officers and directors.

Equity Compensation Plan Information

Optex Systems Holdings currently has an option compensation plan covering the issuance of options for the purchase of up to 50,000,000 shares, which was increased from 6,000,000 shares. The purpose of the Plan is to assist Optex Systems Holdings in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of Optex Systems Holdings and its subsidiaries, and directors and consultants of Optex Systems Holdings and its subsidiaries, to achieve long-term corporate objectives. There are 50,000,000 shares of common stock reserved for issuance under this Plan. As of September 30, 2012, Optex Systems Holdings had issued 48,751,649 share options under this Plan of which 274,000 shares had forfeited and 2,241,899 shares had vested as of September 30, 2012.  These options represent potential future cash proceeds to our company of $336,285. The outstanding options include 2,241,899 options that are currently vested and exercisable, and 11,490,000 additional options that will become vested and exercisable within 60 days, and represent potential future cash proceeds to our company of $114,900. The remaining options will vest and become exercisable over the next three years. The following table provides summary information on our outstanding options as of December 9, 2012.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2009 Employee & officer plan options	2,241,899	$0.15	$336,285	275,750	$0.15	$41,363
FY2012 Employee & officer plan options	8,990,000	$0.01	$89,900	26,970,000	$0.01	$269,700
FY2012 Directors plan options	2,500,000	0.01	25,000	7,500,000	0.01	75,000
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	13,731,899	$.033	$451,185	34,745,750	$.011	$386,063

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards as of September 30, 2012

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	# Exercisable	# Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes

Danny Schoening	1,414,649	-	1,414,649	0.15	3/29/2016	(1)
		10,000,000	10,000,000	0.01	12/8/2018	(3)

Karen Hawkins	187,500	62,500	250,000	0.15	5/13/2016	(2)
		5,000,000	5,000,000	0.01	12/8/2018	(3)

Stan Hirschman		5,000,000	5,000,000	0.01	12/8/2018	(3)

(1)	Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger. Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years. As of September 30, 2012 1,414,649 of the options had vested.

(2)	Options granted on May 14, 2009 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years. As of September 30, 2012 187,500 of the options had vested.
(3)

Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of September 30, 2012 none of the options had vested. 25% of the total granted options will vest and become exercisable on December 9, 2012.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 30, 2012.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 30, 2012.

Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)(3)	($)	Earnings ($)	($)	Total ($)
Ronald F. Richards (1)	$90,000	—	6,579	—	—	—	$96,579
Stanley A. Hirschman	—	—		—	—	—	—
Merrick Okamoto (2)	30,000	—	6,579	—	—	—	36,579

(1)	Director Fees paid monthly from October 2011 through September 2012. Mr. Richards is paid $2,500 monthly as an Independent Director, $2,500 monthly for serving as Chairman of the Audit Committee, and $2,500 monthly for serving as Chairman of the Board of Directors.

(2)	Director Fees paid monthly from October 2011 through September 2012. Mr. Okamoto is paid $2,500 monthly as an Independent Director.

(3)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2012, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 12 to our fiscal 2012 audited financial statements. Stanley A. Hirschman option awards have been separately reported as Executive Compensation on the summary compensation table.

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

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 30, 2012.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 7 2012, we had 152,346,607 shares of common stock, and 1,023 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 7, 2012, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of December 7, 2012 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Optex Systems Holdings’ corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class	Name of Beneficial Owner	Number of Shares			Percentage of Outstanding Shares
			Preferred Conversion (4)	Combined Ownership

5% Holders	Alpha Capital (1)	7,500,000	66,789,526	74,289,526	8.56%
	Sileas Corporation (2,3)	102,184,347	635,267,484	737,451,831	84.95%

Directors and
Officers:	Stanley Hirschman (2)	103,434,347	635,267,484	738,701,831	85.10%
	Danny Schoening (5)(7)(9)	106,098,996	635,267,484	741,366,480	85.41%
	Karen Hawkins (8)(9)	1,437,500	-	1,437,500	0.17%
	Ronald Richards (9)	1,250,000	-	1,250,000	0.14%
	Merrick Okamoto (6)(9)	3,200,000	-	3,200,000	0.37%

Directors and officers as a group (5 Individuals)		113,236,496	635,267,484	748,503,980	86.23%

1	Represents shares held by Alpha Capital Anstalt, which is located at Pradafant 7, 9490 Furstentums, Vaduz
2	Represents shares held by Sileas of which Stanley Hirschman, a Director/Officer Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening.
3	Sileas’ ownership interest in Optex Systems Holdings has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Optex Systems Holdings’ common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.
4	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder. Sileas Corporation holds 90% or 926 of the preferred shares which are convertible into 635,267,484 common shares. Alpha Capital Anstalt owns the remaining 10% or 97 preferred shares convertible into 66,789,526 common shares.
5	Represents 102,184,347 shares held by Sileas of which Mr. Schoening, an Officer of Optex Systems Holdings, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.
6	Represents1,950,000 shares of Common Stock held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Okamoto, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.
7	Includes options to purchase 1,414,649 shares of our common stock which have vested and are currently exercisable.
8	Represents options to purchase 187,500 shares of our common stock which have vested and are currently exercisable.
9	Represents options to purchase 1,250,000 shares of our common stock which have vested and are currently exercisable

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

Given the fact that Longview Fund is currently undergoing liquidation, there is no assurance that the maturity date of the promissory note will be further extended past the current extended maturity of February 2014.  Sileas has no operations and does not anticipate being able to pay off the promissory note at in February 2014, thus it is likely that the notes will be in default and the notes will be satisfied through the lenders' enforcement of their remedies with respect to the collateralized stock.  This would cause a change of control in the issuer.  As the disposition of the Longview Fund is now in transition, it is not possible to determine who would ultimately control the shares and such person’s or entity’s interests might not be aligned with those of the rest of Optex Systems Holding’s shareholders.

Secured Promissory Note Due February 20, 2014/Longview Fund, LP

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

Alpha Capital Anstalt Stock Purchase

On February 22, 2012, Alpha Capital Anstalt bought 5,000,000 shares of Optex Systems Holdings restricted common stock at a purchase price of $0.01 per share for a total purchase price of $50,000.

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

At the time of the reorganization, 25,000,000 shares owned by Andrey Oks, the former CEO of Optex Systems Holdings, were cancelled. Immediately prior to the closing, 17,449,991 shares of Optex Systems Holdings common stock were outstanding. The 17,449,991 shares derives from the 17,999,995 shares outstanding as of December 31, 2008 plus the 26,999,996 shares issued in conjunction with the 2.5:1 forward stock split authorized by the Sustut Board and shareholders and effected on February 27, 2009 less retirement of Andrey Oks’ 25,000,000 shares and cancellation of 3,800,000 shares previously issued to Newbridge Securities Corporation, shares plus issuance of 1,250,000 shares in payment for two investor relations agreements. The total outstanding common shares of Optex Systems Holdings subsequent to the closing of the reorganization is as follows (1):

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for services rendered by EFP Rotenberg during fiscal years ended September 30, 2012 and October 2, 2011, respectively.

Fee Category	2012	2011
Audit Fees (1)	$98,500	$112,073

Audit-Related Fees-registration statement consents (2)	$25,400	$12,500

Tax Fees	$8,250	10,600

All Other Fees (3)	$0	0

(1) Audit Fees are fees for professional services performed by EFP Rotenberg LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 30, 2012 and October 2, 2011, respectively.

(2)  Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement. Includes $8,250 overpayment to be applied to 2013 audit fees.

(3)  Fees paid in related to Sarbanes-Oxley training and compliance requirements.

PART IV

Item 15 Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

5.1	Opinion as to Legality of the Shares

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (11)

10.30	Second Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (12)

10.31	Waiver of Series A preferred shareholders (14)

10.32	Form of Subscription Agreement (15)

10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011 (16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011 (19)

10.35	Amendment to 2009 Stock Option Plan (17)

10.36	Amendment to the Articles of Incorporation (18)

10.37	Amendment to Credit Facility with Avidbank (20)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

23.1	Consent of EFP Rotenberg, LLP

23.2	Consent of Jolie Kahn, Esq. (included in Exhibit 5.1)

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on July 23, 2010
(10)	Incorporated by reference from our Amendment No. 10 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17) (18)	Incorporated by reference from our Form 10-K filed on December 27, 2011 Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19) (20)

Incorporated by reference from our Form 10-K/A for the year ended October 2, 2011, filed on March 27, 2012

Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Stanley A. Hirschman
Stanley A. Hirschman, Principal Executive Officer and Director

Date: December 19, 2012

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 19, 2012

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Director	December 19, 2012

/s/ Ronald F. Richards
Ronald F. Richards	Director	December 19, 2012

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Principal Executive Officer and Director	December 19, 2012

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 19, 2012

