Form 10-Q
period 2012-12-30
Optex Systems Holdings Inc
filed 2013-02-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

Registrant’s telephone number, including area code: (972) 764-5700

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2013: 152,346,607 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 30, 2012

INDEX

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Control and Procedures

PART II— OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 4	Mine Safety Disclosures
Item 6.	Exhibits

SIGNATURE

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 30, 2012

BALANCE SHEETS AS OF DECEMBER 30, 2012 (UNAUDITED) AND SEPTEMBER 30, 2012	F-1

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 30, 2012 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 1, 2012 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 30, 2012 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands)
	December 30, 2012 (Unaudited)	September 30, 2012

ASSETS

Current Assets
Cash	$1,413	$1,653
Accounts Receivable	1,939	1,843
Net Inventory	7,773	7,094
Prepaid Expenses	76	28

Total Current Assets	$11,201	$10,618

Property and Equipment
Property Plant and Equipment	$1,613	$1,584
Accumulated Depreciation	(1,410)	(1,392)

Total Property and Equipment	$203	$192

Other Assets
Deferred Tax Asset - Long Term	$1,134	$1,157
Prepaid Royalties - Long Term	203	210
Security Deposits	21	21

Total Other Assets	$1,358	$1,388

Total Assets	$12,762	$12,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,027	$1,109
Accrued Expenses	935	754
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	1,092	776

Total Current Liabilities	$3,079	$2,664

Other Liabilities
Customer Advance Deposits - Long Term	2,025	1,944

Total Other Liabilities	$2,025	$1,944

Total Liabilities	$5,104	$4,608

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 152,346,607 and 152,346,607 shares issued and outstanding, respectively)	$152	$152
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,023 and 1,027 series A preferred issued and outstanding, respectively)	-	-
Additional Paid-in-capital	17,826	17,799
Retained Earnings (Deficit)	(10,320)	(10,361)

Total Stockholders' Equity	$7,658	$7,590

Total Liabilities and Stockholders' Equity	$12,762	$12,198

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	(Thousands)
	Three months ended
	December 30, 2012	January 1, 2012

Revenues	$3,850	$4,270

Total Cost of Sales	3,152	3,568

Gross Margin	$698	$702

General and Administrative	635	676

Operating Income (Loss)	$63	$26

Other Expenses

Interest Expense - Net	-	10
Total Other	$-	$10

Income Before Taxes	$63	$16

Deferred Income Taxes (Benefit)	22	65

Net Income (Loss) After Taxes	$41	$(49)

Less preferred stock dividend (accrued) waived	$-	$(107)

Net income (loss) applicable to common shareholders	$41	$(156)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted Average Common Shares Outstanding	152,346,607	139,444,940

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Thousands)

	Three months ended
	December 30, 2012	January 1, 2012

Cash flows from operating activities:
Net income (loss)	$41	$(49)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	113
Noncash interest expense (income)	-	5
Stock option compensation expense	27	28
(Increase) decrease in accounts receivable	(96)	382
(Increase) decrease in inventory (net of progress billed)	(679)	(134)
(Increase) decrease in prepaid expenses	(48)	(29)
(Increase) decrease in deferred tax asset (net of valuation allowance)	23	65
Increase (decrease) in accounts payable and accrued expenses	101	(277)
Increase (decrease) in customer advance deposits	397	-
Increase (decrease) in accrued estimated loss on contracts	(2)	-
Total adjustments	$(259)	$153
Net cash (used)/provided by operating activities	$(218)	$104

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	7	-
Purchased of property and equipment	(29)	-
Net cash (used in) provided by investing activities	$(22)	$-

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	-	(319)

Net cash (used In) provided by financing activities	$-	$(319)

Net increase (decrease) in cash and cash equivalents	$(240)	$(215)
Cash and cash equivalents at beginning of period	1,653	1,514
Cash and cash equivalents at end of period	$1,413	$1,299

Supplemental cash flow information:
Cash paid for interest	$-	5

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of December 30, 2012, Optex Systems Holdings operated with 72 full-time equivalent employees.

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

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Optex Systems Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 30, 2012 and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of December 30, 2012 and September 30, 2012, inventory included:

	(Thousands)
	As of December 30, 2012	As of September 30, 2012

Raw Materials	$6,004	$5,749
Work in Process	2,735	1,890
Finished Goods	116	599
Gross Inventory	$8,855	$8,238
Less:
Unliquidated Progress Payments	-	(62)
Inventory Reserves	(1,082)	(1,082)
Net Inventory	$7,773	$7,094

Revenue Recognition: Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35.

The units-of-delivery method recognizes, as revenue, the contract price of units of a basic production product delivered during a period and, as the cost of earned revenue, the costs allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications.

Optex Systems Holdings contracts are fixed price production type contracts whereby a defined order quantity is delivered to the customer during a continuous or sequential production process tailored to the buyer’s specifications (build to print).  Optex Systems Holdings’ deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from three to thirty-six months.

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems Inc. was awarded an $8.0 million dollar contract with General Dynamics Land Systems - Canada which provides for milestone invoices up to a total of $3.9 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems Holdings recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

The following table depicts the current contract milestone schedule as of December 30, 2012.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	9.7	125.6
Total Contract Milestones		$665.4	$3,268.1

Less: Liquidated Deposits (shipments)			(25.1)
Less: Unpaid Milestones Invoices			(125.6)

Total Customer Deposits			$3,117.4

In the three months ending December 30, 2012 and January 1, 2012, Optex recognized $10 thousand and $123 thousand of revenue, respectively, as a result of achieving substantive milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of December 30, 2012, Optex Systems, Inc. had collected $3.1 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.1 million is related to short term customer advance deposits for deliveries to occur within the next twelve months and $2.0 million is related to long term customer advance deposits for deliveries occurring after December 2013. As of September 30, 2012, the customer advance deposit balance was $2.7 million.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended December 30, 2012.

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

For the three months ended December 30, 2012, 1,023 shares of Series A preferred stock, 48,477,649 stock options and 4,547,000 warrants were included in the dilutive earnings per share calculation. For the three months ended January 1, 2012, 1,027 shares of Series A preferred stock, 48,597,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three months ended December 30, 2012 and January 1, 2012 was $74 thousand and $73 thousand, respectively, and total expense for manufacturing and office equipment was $4 thousand for each quarter ending December 30, 2012 and January 1, 2012.

As of December 30, 2012, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year

2013	$174
2014	242
2015	201

Total minimum lease payments	$617

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of this deferred rent expense is amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of December 30, 2012 was $64 thousand as compared to $68 thousand as of September 30, 2012. Commencing on August 1, 2010, the base rent payment is $19 thousand per month and will increase to $20 thousand per month on August 1, 2013.

Note 4 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. We expect the patent license to allow for development of future products in our digital line of periscopes. We anticipate orders and deliveries on the new periscope product line to begin in 2013 for an estimated commercial life of 7 years. As of December 30, 2012, the unamortized balance of the patent license is $203 thousand. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three months ending December 30, 2012 was $7 thousand and the amortized royalty expense for the three months ending January 1, 2012 was zero.

Note 5 - Debt Financing

Credit Facility – Avidbank

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

As of December 30, 2012, the outstanding balance on the line of credit was zero. For the three months ended December 30, 2012, the total interest expense against the outstanding line of credit balance was zero. For the three months ended January 1, 2012, the total interest expense against the outstanding line of credit balance was $10 thousand.

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

As of December 30, 2012, 13,731,899 of awarded stock options had vested and 274,000 shares had been forfeited due to employee turnover. As of January 1, 2012, 1,504,315 of the awarded stock options had vested and 154,000 shares had been forfeited due to employee turnover.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $27 thousand for the three months ended December 30, 2012, as opposed to $28 thousand for the three months ended January 1, 2012.  The impact of this expense was immaterial to the basic and diluted net loss per share for the quarters ended December 30, 2012 and January 1, 2012, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three months ended December 30, 2012, the estimated deferred tax assets related to option compensation costs was $9 thousand and for the three months ended January 1, 2012, the estimated deferred tax assets related to option compensation costs was $9 thousand. These tax effects have been recorded in the financial statement expenses.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Optex Systems Holdings records its stock based compensation expense in accordance with ASC 718-10, “Compensation – Stock Compensation”. In estimating the value of stock options issued, management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  For options issued on December 9, 2011, the fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of December 9, 2011.  Further, Optex Systems Holdings used an expected volatility of 364.2% which was calculated using the historical Optex Systems Holdings stock prices over the prior 12 month trading period. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. As our assumptions are based on historical information, judgment is required to determine if historical trends are fair indicators of future outcomes.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/30/12	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,490,000	12/08/2018	12/08/2015
Total	48,751,649		48,477,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	(120,000)	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	—	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of December 30, 2012	48,477,649	$—	4.31	—

Exercisable as of September 30, 2012	2,241,899	$—	1.95	$—

Exercisable as of December 30, 2012	2,241,899	$—	3.16	$—

There were zero new options granted in the three months ended December 30, 2012, and zero options exercised during the three months ended December 30, 2012.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — year ended September 30, 2012	46,070,000	$0.01
Vested — year ended September 30, 2012	(737,584)	$.12
Forfeited — year ended September 30, 2012	(120,000)	$.01
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — three months ended December 30, 2012	—	$—
Vested — three months ended December 30, 2012	(11,490,000)	$0.01
Forfeited — three months ended December 30, 2012	—	$—
Non-vested as of December 30, 2012	34,745,750	$0.01

As of December 30, 2012, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $246 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018. The total fair value of options and shares vested during the three months ended December 30, 2012 was $80 thousand.

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

As of December 30, 2012, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 12/30/12	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	2,730,000	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	100,000	1/4/2013	3 years
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		4,547,000

During the three months ended December 30, 2012 and the three months ended January 1, 2012, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 30, 2012.

Note 7 Stockholder’s Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Optex Systems Holdings at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860.34 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. There were no issues of common or preferred stock during the three months ended December 30, 2012. During the three months ended January 1, 2012 there were no new issues of common or preferred stock.

On June 22, 2011, our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 2 billion. This amendment was the subject of a Definitive Information Statement on Scheduled 14C which was filed with the SEC on September 23, 2011 and filed with the Secretary of State of the State of Delaware on November 23, 2011.

On July 14, 2011 Optex filed a Registration Statement on Form S-1 which provides for the sale of up to 25,000,000 shares of our common stock at a fixed price (currently anticipated to be $0.01 per share). The S-1 also contemplated a reduction in the warrant exercise price to $0.01 per share for the 2009 private placement investors for 30 days from the date of effectiveness of this registration statement, and a waiver of accrued dividends from the Series A preferred shareholders. This Registration Statement was declared effective on July 19, 2012, and the 30 day reduction in warrant exercise price to $.01 commenced on that date. During the 30 day temporary reduction, 5,401,667 warrants were exercised for total proceeds of $54 thousand. The offer period expired on August 18, 2012.

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

As of January 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through January 1, 2012 of $884 thousand in exchange for an increase in the stated value to $6,830.64. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’s Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’s Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended December 30, 2012 there were no recorded preferred dividends payable and as of the three months ended January 1, 2012, Optex Systems Holdings had recorded preferred dividends payable of $107 thousand.. As of September 30, 2012 and December 30, 2012 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

Note 8 Subsequent Events

On December 31, 2012, Ronald F. Richards resigned as a Director and Chairman of the Board of Optex Systems Holdings in order to pursue other business interests.

On January 3, 2013, at a Special Meeting of the Board of Directors of Optex Systems Holdings, Merrick Okamoto was elected Chairman of the Board.

The Board acknowledged Mr. Richards’ service Optex Systems Holdings and, in recognition, the Board unanimously voted to allow the balance of his unvested options to purchase 5,000,000 shares of Optex Systems Holdings common stock to vest immediately as of December 31, 2012 with the termination date of such options set at December 31, 2014.

Additionally, the Board of Directors unanimously voted to: (i) elect Chief Operating Officer, Danny Schoening, as Chief Executive Officer and (ii) appoint him as a to fill the vacancy created by Mr. Richards’ resignation, pursuant to Article III Section 3 of Optex Systems Holdings’ Bylaws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at December 30, 2012 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 30, 2012 and the quarter ended December 30, 2012, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

The business which is now carried on through Optex Systems, Inc. (Delaware) differs from the business of the previous owner, Irvine Sensors Corporation. Irvine Sensors Corporation was the owner of the assets through its subsidiary, Optex Systems, Inc. (Texas).   Optex Systems, Inc. (Delaware) delivers high volume products, under multi-year contracts, to large defense contractors.  It has the reputation and credibility with those customers as a strategic supplier. Irvine Sensors Corporation is predominately a research and design company with capabilities enabling only prototype or low quantity volumes.  Optex Systems, Inc. (Delaware) is predominately a high volume manufacturing company.  Therefore the systems and processes needed to meet customer’s needs are quite different.  While both companies serve the military market, the customers within these markets are different.  For example, two of the largest customers for Optex are General Dynamics Land Systems and U.S. Army Tank-armaments and Automotive Command.  Irvine Sensors Corporation did not have any contracts or business relations with either of these two customers.  Therefore, the separation has allowed Optex Systems, Inc. (Delaware) to focus on high volume manufacturing and the use of the six sigma manufacturing methodology.   This shift in priorities has allowed Optex Systems, Inc. (Delaware) to improve delivery performance and reduce operational costs.

Results of Operations

Backlog as of December 30, 2012, was $17.6 million as compared to a backlog of $19.5 million as of January 1, 2012, representing a decrease of $1.9 million or 9.7%.  The following table depicts the current expected delivery by of all contracts awarded as of December 30, 2012 in millions of dollars.

Product Line	Qtr 2	Qtr 3	Qtr 4	Total - 2013	2014	2015	2016	2017	Total
Periscopes	4.0	1.6	0.8	6.4	0.4	0.0	0.0	0.0	6.8
Sighting Systems	0.6	1.2	0.5	2.3	1.5	1.4	1.4	1.0	7.6
Other	0.6	1.9	0.5	3.0	0.2	0.0	0.0	0.0	3.2
Total	5.2	4.7	1.8	11.7	2.1	1.4	1.4	1.0	17.6

In the first fiscal quarter of 2013, Optex Systems Holdings received $2.4 million in new orders consisting of a $1.4 million of periscopes and $1 million of other product lines. Approximately $1.6 million of the new orders were from new customers for periscope assemblies previously provided by Miller-Holzwarth. On July 30, 2012, Miller-Holzwarth Inc, Optex System’s Holdings primary competitor on plastic periscopes, closed its business and told employees not to return to work. Information related to the closure of Miller-Holzwarth can be obtained from Salem News, based in Salem, Ohio. We are currently working with our customers to determine any additional impact the closure of our primary periscope competitor will have on future Optex business.

Three Months Ended December 30, 2012 Compared to the Three Months Ended January 1, 2012

Revenues. In the three months ended December 30, 2012, revenues decreased by $0.4 million or 9.3% from the respective prior period in 2012 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	Dec 30, 2012	Jan 1, 2012	Variance	% Chg
Howitzer	-	1.0	(1.0)	(100.0)
Periscopes	3.3	2.8	0.5	17.9
Sighting Systems	0.3	0.3	-	-
Other	0.3	0.2	0.1	50.0
Total	3.9	4.3	(0.4)	(9.3)

Revenues increased by $0.5 million, or 17.9%, on our periscope line during the three months ended December 30, 2012 as compared to the three months ended January 1, 2012. The primary reason for the increase is due to increased business in support of foreign orders for plastic periscopes and increased revenues for new customers as a result of closure of our primary periscope competitor in July, 2012. The increased plastic periscopes were partially offset by a decrease in revenues on our glass periscope ICWS program due to lower customer demand for those items.

Revenues from the Howitzer programs decreased $1.0 million, or 100.0%, over the same three months in the prior year.  The decline in revenue is primarily due to completion of the M137 Howitzer program in March 2012 with no current follow-on contracts.

Sighting systems revenues remained flat over the same three months in the prior year, although we expect deliveries on sighting systems to increase significantly in the second through fourth quarters of fiscal year 2013 and beyond as production ensues on our 5 year M36 contract. The first article inspection for this program was completed in the final quarter of fiscal 2012 and the first production ready units were submitted to the customer in December 2012. Fiscal year 2013 deliveries against the program are expected to be approximately $1.7 million and will continue at a rate of approximately $1.5 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines increased by 50% or $0.1 million over revenues in the prior year period due to increases sales across multiple customers for assorted spare parts, mirror assemblies, lenses, and collimation attachments.

Cost of Goods Sold. During the three months ended December 30, 2012 and January 1, 2012, we recorded cost of goods sold of $3.1 and $3.6 million, respectively. The gross margin during the three months ended December 30, 2012 was $0.7 million or 17.9% of revenues as compared to a gross margin of $0.7 million or 16.3% for the three months ended January 1, 2012. The increase in gross margin percentage for the quarter as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer program in 2012.

G&A Expenses. During the three months ended December 30, 2012, we recorded operating expenses of $0.64 million as opposed to $0.68 million, during the three months ended January 1, 2012, a decrease of $0.04 million or 5.9%. Operating expenses decreased from prior year levels primarily due to decreased spending in across multiple areas including office expenses, research and development, advertising and dues and subscriptions.

Operating Income (Loss). During the three months ended December 30, 2012, we recorded an operating income of $0.06 million, as compared to operating income of $0.03 million during the three months ended January 1, 2012. The increased operating income of $0.03 million is primarily due to decreased spending in general and administrative costs in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the three months ended December 30, 2012, we recorded a net income applicable to common shareholders of $.04 million as compared to a net loss applicable to common shareholders of ($0.16) million during the three months ended January 1, 2012. The increase in net income of $0.2 million is primarily attributable to decreased deferred income taxes of $0.04 million, decreased preferred stock dividends of $0.11 million, decreased interest expense of $0.01 million and increased operating profit of $0.04 million.

Liquidity and Capital Resources

Cash Flows for the Period from October 1, 2012 through December 30, 2012

Cash and Cash Equivalents. As of December 30, 2012, we had cash and cash equivalents of $1.4 million. During the period from October 1, 2012 through December 30, 2012, we decreased cash and cash equivalents by ($0.2) million primarily attributable to increased purchases and inventory in support of new periscope orders and the M36 production schedule, partially offset by customer deposit receipts and increased accounts payable.

Net Cash (Used) by Operating Activities. Net cash used by operating activities during the period from October 1, 2012 to December 30, 2012 totaled ($0.2) million. The primary uses of cash during the period is the purchase of inventory of ($0.7) million which is offset by the collections of $0.4 million of customer advance deposits associated with the M36 milestone billings and an increases in accounts payable of $0.1 million.

Net Cash (Used) by Investing Activities. In the three months ended December 30, 2012, cash used by investing activities for the purchase of property and equipment was $0.02 million as compared to zero in the prior year period.

Net Cash (Used) by Financing Activities. Net cash used by financing activities was zero during the three months ended December 30, 2012 as compared to ($0.3) million in the prior year period. The outstanding line of credit balance was zero as of September 30, 2012 and there was no borrowing against the line of credit during the three months ended December 30, 2012. During the three months ended January 1, 2012, Optex used ($0.3) million to pay off the outstanding line of credit balance during the quarter.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 30, 2012, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against the Company.

Item 1A. Risk Factors

There have been no material changes in risk factors since the Form 10-K filed for the year ended September 30, 2012.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 13, 2013	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 13, 2013	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and Principal
Accounting Officer