Form 10-Q
period 2013-03-31
Optex Systems Holdings Inc
filed 2013-05-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2013: 157,346,607 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 31, 2013

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

BALANCE SHEETS AS OF MARCH 31, 2013 (UNAUDITED) AND SEPTEMBER 30, 2012	F-1

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED APRIL 1, 2012 (UNAUDITED)	F-2

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2013 (UNAUDITED) AND FOR THE SIX MONTHS ENDED APRIL 1, 2012 (UNAUDITED)	F-3

FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

i

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands)
	March 31, 2013 (Unaudited)	September 30, 2012

ASSETS

Current Assets
Cash	$1,099	$1,653
Accounts Receivable	2,141	1,843
Net Inventory	8,578	7,094
Prepaid Expenses	71	28

Total Current Assets	$11,889	$10,618

Property and Equipment
Property Plant and Equipment	$1,613	$1,584
Accumulated Depreciation	(1,426)	(1,392)

Total Property and Equipment	$187	$192

Other Assets
Deferred Tax Asset - Long Term	$1,186	$1,157
Prepaid Royalties - Long Term	196	210
Security Deposits	21	21

Total Other Assets	$1,403	$1,388

Total Assets	$13,479	$12,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,386	$1,109
Accrued Expenses	572	754
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	1,191	776
Credit Facility	711	—
Total Current Liabilities	$3,885	$2,664

Other Liabilities
Customer Advance Deposits - Long Term	1,983	1,944

Total Other Liabilities	$1,983	$1,944

Total Liabilities	$5,868	$4,608

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 157,346,607 and 152,346,607 shares issued and outstanding, respectively)	$157	$152
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,016 and 1,027 series A preferred issued and outstanding, respectively)	—	—
Additional Paid-in-capital	17,881	17,799
Retained Earnings (Deficit)	(10,427)	(10,361)

Total Stockholders' Equity	$7,611	$7,590

Total Liabilities and Stockholders' Equity	$13,479	$12,198

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

	(Thousands)
	Three months ended		Six months ended
	March 31, 2013 (Unaudited)	April 1, 2012 (Unaudited)	March 31, 2013 (Unaudited)	April 1, 2012 (Unaudited)

Revenues	$3,770	$3,863	$7,620	$8,133

Total Cost of Sales	3,115	3,227	6,268	6,795

Gross Margin	$655	$636	$1,352	$1,338

General and Administrative	807	645	1,441	1,321

Operating Income (Loss)	$(152)	$(9)	$(89)	$17

Other Expenses

Interest Expense - Net	6	7	6	17
Total Other	$6	$7	$6	$17

Income Before Taxes	$(158)	$(16)	$(95)	$—

Deferred Income Taxes (Benefit)	(52)	53	(29)	118

Net Income (Loss) After Taxes	$(106)	$(69)	$(66)	$(118)

Less preferred stock dividend (accrued) waived	$—	$213	$—	$106

Net income (loss) applicable to common shareholders	$(106)	$144	$(66)	$(12)

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	152,957,718	141,203,181	152,652,163	140,324,060

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	(Thousands)
	Six months ended
	March 31, 2013 (Unaudited)	April 1, 2012 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(66)	$(118)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	125
Noncash interest expense (income)	—	(1)
Stock option compensation expense	86	69
(Increase) decrease in accounts receivable	(298)	406
(Increase) decrease in inventory (net of progress billed)	(1,484)	(58)
(Increase) decrease in prepaid expenses	(42)	(30)
(Increase) decrease in deferred tax asset (net of valuation allowance)	(29)	118
Increase (decrease) in accounts payable and accrued expenses	97	221
Increase (decrease) in customer advance deposits	454	1,647
Increase (decrease) in accrued estimated loss on contracts	(2)	—
Total adjustments	$(1,184)	$2,497
Net cash (used)/provided by operating activities	$(1,250)	$2,379

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	14	(50)
Purchased of property and equipment	(29)	(35)
Net cash (used in) provided by investing activities	$(15)	$(85)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	711	(507)
Proceeds from issuance of common stock	—	50

Net cash (used In) provided by financing activities	$711	$(457)

Net increase (decrease) in cash and cash equivalents	$(554)	$1,837
Cash and cash equivalents at beginning of period	1,653	1,514
Cash and cash equivalents at end of period	$1,099	$3,351

Supplemental cash flow information:
Cash paid for interest	$6	19

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of March 31, 2013, Optex Systems Holdings operated with 77 full-time equivalent employees.

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

Optex Systems Holdings is ISO certified to 9001:2008, which brings Optex Systems Holdings into compliance with the ISO standards rewritten to align with ISO 14001.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of March 31, 2013 and September 30, 2012, inventory included:

	(Thousands)
	As of March 31, 2013	As of September 30, 2012

Raw Materials	$6,480	$5,749
Work in Process	3,390	1,890
Finished Goods	154	599
Gross Inventory	$10,024	$8,238
Less:
Unliquidated Progress Payments	(364)	(62)
Inventory Reserves	(1,082)	(1,082)
Net Inventory	$8,578	$7,094

Net inventory increased by $1.5 million during the six months ending March 31, 2013 primarily due to purchases required to support new periscope orders and M36 production against the five year, $8 million DDAN contract awarded in October of 2011.

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

Optex Systems Holdings contracts are fixed price production type contracts whereby a defined order quantity is delivered to the customer during a continuous or sequential production process tailored to the buyer’s specifications (build to print).  Optex Systems Holdings’ deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from three to sixty months.

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

The following table depicts the current contract milestone schedule as of March 31, 2013.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	9.7	125.6
Total Contract Milestones		$665.4	$3,268.1

Less: Liquidated Milestones (shipments)			(135.6)

Total Customer Deposits/Milestones			$3,132.5

In the three and six months ending March 31, 2013, Optex recognized $0 and $10 thousand of revenue, respectively, as a result of achieving substantive milestone events. During the three and six months ending April 1, 2012, Optex recognized $123 thousand of revenue as a result of achieving substantive milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of March 31, 2013, Optex Systems, Inc. had collected $3.3 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.2 million is related to short term customer advance deposits for deliveries to occur within the next twelve months and $2.0 million is related to long term customer advance deposits for deliveries occurring after March 2014. As of March 31, 2013, the customer advance deposit balance was $3.2 million which included $3.1 million of unliquidated milestone invoices and $41 thousand of advance customer payments on a separate customer order.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three and six months ended March 31, 2013.

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

For the three and six months ended March 31, 2013, 1,016 shares of Series A preferred stock, 48,267,649 stock options and 4,547,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and six months ended April 1, 2012, 1,027 shares of Series A preferred stock, 48,597,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive.

Reclassification: Certain assets reflected in the financial statements for the period ended April 1, 2012 have been reclassified to conform with the current year presentation. Intangibles of $50 thousand as reported on April 1, 2012 are included in the Prepaid Royalties – Long Term on the current year financial statements as of March 31, 2013.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three and six months ended March 31, 2013 was $70 thousand and $145 thousand, respectively, and total expense for manufacturing and office equipment was $1 thousand and $2 thousand, respectively.  Total expense under facility lease agreements as of the three and six months ended April 1, 2012 was $68 thousand and $140 thousand, respectively, and total expense for manufacturing and office equipment was $3 thousand and $7 thousand, respectively.

As of March 31, 2013, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year

2013	$117
2014	242
2015	201

Total minimum lease payments	$560

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from April 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of this deferred rent expense is amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of March 31, 2013 was $56 thousand as compared to $68 thousand as of September 30, 2012. Commencing on August 1, 2010, the base rent payment is $19 thousand per month and will increase to $20 thousand per month on August 1, 2013.

Note 4 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. We expect the patent license to allow for development of future products in our digital line of periscopes. We anticipate orders and deliveries on the new periscope product line to begin in 2013 for an estimated commercial life of 7 years. As of March 31, 2013, the unamortized balance of the patent license is $196 thousand. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and six months ending March 31, 2013 was $8 thousand and $15 thousand, respectively, and the amortized royalty expense for the three and six months ending April 1, 2012 was zero.

Note 5 - Debt Financing

Credit Facility – Avidbank

In April 2012, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is July 15, 2014. The facility provides up to $1 million in financing against eligible receivables for up to two years. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 3.5%. The additional minimum interest payment requirement has been eliminated.

•	Interest shall be paid monthly in arrears.

•	The loan period is from July 15th through July 14th of the following year, beginning with the period of July 15, 2012 through July 14, 2013 and a revolving loan maturity date of July 14, 2014, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	A renewal fee of $10,000 is due on the 15th day of April each year beginning with April 15, 2012.

•	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

•	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during each loan period.

As of March 31, 2013, the outstanding balance on the line of credit was $711 thousand. For the three and six months ended March 31, 2013, the total interest expense against the outstanding line of credit balance was $6 thousand.  For the three and six months ended April 1, 2012, the total interest expense against the outstanding line of credit balance was $7 thousand and $17 thousand, respectively.

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

As of March 31, 2013, 17,429,399 of awarded stock options had vested and 484,000 shares had been forfeited due to employee turnover. As of April 1, 2012, 1,971,149 of awarded stock options had vested and 154,000 shares had been forfeited due to employee turnover. The vested options as of March 31, 2013 include 3,750,000 shares that were vested early as a result a board resolution on January 3, 2013 regarding the resignation of Ron Richards, which was effective December 31, 2012. The total vested options for Ron Richards of 5,000,000 shares were extended to expire on December 31, 2014.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $59 thousand and $86 thousand, respectively, for the three and six months ended March 31, 2013, respectively. The recorded compensation costs included an additional expense of $26 thousand in relation to the early vesting of Ron Richard’s options on January 3, 2013. For the three and six months ended April 1, 2012, recorded compensation costs for options and shares granted under the plan were $42 and $69 thousand, respectively.  The impact of the option compensation cost expense was immaterial to the basic and diluted net loss per share for the quarters ended March 31, 2013 and April 1, 2012, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three and six months ended March 31, 2013, the estimated deferred tax assets related to option compensation costs were $20 thousand and $29 thousand, respectively. For the three and six months ended April 1, 2012, the estimated deferred tax assets related to option compensation costs were $14 thousand and $23 thousand, respectively. These tax effects have been recorded in the financial statement expenses.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 3/30/13	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2015
Total	48,751,649		48,267,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	(120,000)	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	(210,000)	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of March 31, 2013	48,267,649	$—	4.06	—

Exercisable as of September 30, 2012	2,241,899	$—	1.95	$—

Exercisable as of March 31, 2013	17,429,899	$—	3.07	$—

There were zero new options granted in the three and six months ended March 31, 2013, and zero options exercised during the three and six months ended March 31, 2013.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — year ended September 30, 2012	46,070,000	$0.01
Vested — year ended September 30, 2012	(737,584)	$.12
Forfeited — year ended September 30, 2012	(120,000)	$.01
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — three months ended March 31, 2013	—	$—
Vested — six months ended March 31, 2013	(15,187,500)	$0.01
Forfeited — six months ended March 31, 2013	(210,000)	$0.01
Non-vested as of March 31, 2013	30,838,250	$0.02

As of March 31, 2013, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $186 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018. The total fair value of options and shares vested during the six months ended March 31, 2013 was $106 thousand.

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

As of March 31, 2013, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 3/30/13	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	2,730,000	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,848,667		4,447,000

There were 100,000 warrants with an exercise price of $0.15 per warrant, granted to Longview Fund on January 5, 2010 in exchange for an allonge agreement, which expired on January 4, 2013, unexcercised. During the three and six months ended March 31, 2013 and the three and six months ended April 1, 2012, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 30, 2012.

Note 7 Stockholder’s Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Optex Systems Holdings at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860.34 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860.34 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. There were no issues of common or preferred stock during the three months ended March 31, 2013. During the three months ended April 1, 2012 there were no new issues of common or preferred stock.

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

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,860.34; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

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

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through April 1, 2012 of $884 thousand in exchange for an increase in the stated value to $6,860.34. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’s Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’s Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three and six months ended March 31, 2013 there were no recorded preferred dividends payable and as of the three and six months ended April 1, 2012, Optex Systems Holdings reversed the previously recorded preferred dividends payable of $213 thousand and $106 thousand, respectively, due to the February 21, 2012 waiver. As of September 30, 2012 and March 31, 2013 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at March 31, 2013 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 30, 2012 and the quarter ended March 31, 2013, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Results of Operations

Backlog as of March 31, 2013, was $16.5 million as compared to a backlog of $18.0 million as of April 1, 2012, representing a decrease of $1.5 million or 8.3%.  The following table depicts the current expected delivery by of all contracts awarded as of March 31, 2013 in millions of dollars.

Product Line	Qtr 3	Qtr 4	Total - 2013	2014	2015	2016	2017	Total
Periscopes	3.0	1.8	4.8	1.5	0.1	0.0	0.0	6.4
Sighting Systems	0.7	0.4	1.1	2.1	1.4	1.4	1.2	7.2
Other	1.9	0.7	2.6	0.3	0.0	0.0	0.0	2.9
Total	5.6	2.9	8.5	3.9	1.5	1.4	1.2	16.5

In the six months ending March 31, 2013, Optex Systems Holdings received $5.1 million in new orders consisting of a $3.8 million of periscopes and $1.3 million of other product lines.

Three Months Ended March 31, 2013 Compared to the Three Months Ended April 1, 2012

Revenues. In the three months ended March 31, 2013, revenues decreased by $(0.1) million or (2.6)% from the respective prior period in 2012 as set forth in the table below:

Three months ended
(Millions)
Product Line	Mar 31, 2013	Apr 1, 2012	Variance	% Chg
Howitzer	—	0.7	(0.7)	(100.0)
Periscopes	3.0	3.0	—	0.0
Sighting Systems	0.2	—	0.2	100.0
Other	0.6	0.2	0.4	200.0
Total	3.8	3.9	(0.1)	(2.6)

Revenues were unchanged on our periscope line during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. During the period, Optex Systems experienced higher revenue in plastic periscopes due to increased business in support of foreign orders for plastic periscopes and increased revenues for new customers as a result of the plant closure of our primary periscope competitor in 2012; however, the increased plastic periscopes were offset by a decrease in revenues on our glass periscope ICWS program due to lower customer demand for those items. Based on our current backlog requirements, we expect our revenue in periscopes over the next six months of the fiscal year to approximate the revenues experienced in the same period last year.

Revenues from the Howitzer programs decreased $(0.7) million, or (100.0)%, over the same three months in the prior year.  The decline in revenue is primarily due to completion of the M137 Howitzer program in March 2012 with no current follow-on contracts.

Sighting systems revenues increased $0.2 million over the same three months in the prior year due to deliveries of the first series of production units against the 5 year M36 contract. We expect deliveries on sighting systems to increase significantly in the third and fourth quarters of fiscal year 2013 and beyond as full production levels ensue against the M36 contract. The first article inspection for this program was completed in the final quarter of fiscal 2012 and the first production ready units were submitted to the customer in December 2012. Fiscal year 2013 deliveries against the program are expected to be approximately $1.2 million and will continue at a rate of approximately $1.6 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines increased by 200% or $0.4 million over revenues in the prior year period due to shipments of gunner head assemblies for $0.3 million to the U.S. Government against a $1.1 million contract and $0.1 million in revenues for development programs with a new customer related to the optical cells and the Stryker Tank Simulator periscope. We expect revenues in other product groups to increase significantly over the next six months and overall revenues in this product group to exceed fiscal year 2012 by approximately $2.3 million. Increases in the other product group revenues are anticipated primarily due to the balance of gunner head assemblies to ship in the current fiscal year of $0.8 million combined with additional revenues from several new customers for vision block assemblies of $0.9 million, thermal cameras of $0.1 million and additional eyepiece assemblies of $0.1 million.

Cost of Goods Sold. During the three months ended March 31, 2013 and April 1, 2012, we recorded cost of goods sold of $3.1 million and $3.2 million, respectively. The gross margin during the three months ended March 31, 2013 was $0.66 million or17.4% of revenues as compared to a gross margin of $ $0.64 million or 16.4%% for the three months ended April 1, 2012. The increase in gross margin percentage for the quarter as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer program in 2012.

G&A Expenses. During the three months ended March 31, 2013, we recorded operating expenses of $0.81 million as opposed to $0.65 million, during the three months ended April 1, 2012, an increase of $0.16 million or 24.6%. Operating expenses are higher than the previous year period due to increases in research and development expenses of $0.09 million, incurred legal expenses related to the outstanding equitable adjustment claim of $0.05 million and additional marketing related expenses of $0.02 million, as compared to the prior year period.

Operating Income (Loss). During the three months ended March 31, 2013, we recorded an operating loss of $(0.16) million, as compared to operating loss of $(0.01) million during the three months ended April 1, 2012. The additional operating loss of $(0.15) million is primarily due to higher general and administrative spending in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the three months ended March 31, 2013, we recorded a net loss applicable to common shareholders of $(0.11) million as compared to net income applicable to common shareholders of $0.14 million during the three months ended April 1, 2012. The decrease in net income of $(0.25) million is primarily attributable to decreased operating income of (0.15) combined with favorable changes in deferred income taxes of $0.1 million and a reversal preferred stock dividends of $(0.2) million in the prior year due to a waiver from the preferred stockholders.

Six Months Ended March 31, 2013 Compared to the Six Months Ended April 1, 2012

Revenues. In the six months ended March 31, 2013, revenues decreased by $(0.5) million or (6.2)% from the respective prior period in 2012 as set forth in the table below (dollar amounts in millions):

Six months ended
(Millions)
Product Line	Mar 31, 2013	Apr 1, 2012	Variance	% Chg
Howitzer	—	1.7	(1.7)	(100.0)
Periscopes	6.2	5.8	0.4	6.9
Sighting Systems	0.5	0.3	0.2	66.7
Other	0.9	0.3	0.6	200.0
Total	7.6	8.1	(0.5)	(6.2)

Revenues increased by $0.4 million, or 6.9%, on our periscope line during the six months ended March 31, 2013 as compared to the six months ended April 1, 2012. During the period, Optex Systems experienced higher revenue in plastic periscopes due to increased business in support of foreign orders for plastic periscopes and increased revenues for new customers as a result of the plant closure of our primary periscope competitor in 2012; however, the increased plastic periscopes were partially offset by a decrease in revenues on our glass periscope ICWS program due to lower customer demand for those items. Based on our current backlog requirements, we expect our revenue in periscopes over the next six months of the fiscal year to approximate the revenues experienced in the same period last year.

Revenues from the Howitzer programs decreased $(1.7) million, or (100.0)%, over the same six months in the prior year.  The decline in revenue is primarily due to completion of the M137 Howitzer program in March 2012 with no current follow-on contracts. We do not expect any additional Howitzer revenues during the last six months of fiscal 2013 as the contracts are complete.

Sighting systems revenues increased $0.2 million, or 66.7%, over the same six months in the prior year, due to deliveries of the first series of production units against the5 year M36 contract. We expect deliveries on sighting systems to increase significantly in the third and fourth quarters of fiscal year 2013 and beyond as full production levels ensue against the M36 contract. The first article inspection for this program was completed in the final quarter of fiscal 2012 and the first production ready units were submitted to the customer in December 2012. Fiscal year 2013 deliveries against the program are expected to be approximately $1.2 million and will continue at a rate of approximately $1.6 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Increases in the other product lines of $0.6 million, or 200.0%, for the six months ending March 31, 2013 compared to the prior year period are due to shipments of gunner head assemblies for $0.3 million to the U.S. Government against a $1.1 million contract and $0.1 million in revenues for development programs with a new customer related to the optical cells and the Stryker Tank Simulator periscopes and $0.2 million in unity mirror prisms and other spare parts to existing customers. We expect revenues in other product groups to increase significantly over the next six months and overall revenues in this product group to exceed fiscal year 2012 by approximately $2.3 million. Increases in the other product group revenues are anticipated primarily due to the balance of gunner head assemblies to ship in the current fiscal year of $0.8 million combined with additional revenues from several new customers for vision block assemblies of $0.9 million, thermal cameras of $0.1 million and additional eyepiece assemblies of $0.1 million.

In prior years, we experienced losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.   Included in the total realized losses against these programs is $0.8 million related specifically to one of the contracts for which Optex Systems Holdings has requested an equitable adjustment due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings realized the entire loss in fiscal year 2010 and as of October 2, 2011, all of the loss Howitzer contracts were complete. Optex Systems Holdings has been engaged in ongoing conversations with the contracting agency regarding the equitable adjustment claim however we are unable to predict the outcome or the timeline for resolution regarding the claim at this time. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Cost of Goods Sold. During the six months ended March 31, 2013, we recorded cost of goods sold of $6.3 million as opposed to $6.8 million during the six months ended April 1, 2012, a decrease of $(0.5) million or (7.4)%. This decrease in cost of goods sold was primarily associated with decreased revenues from the comparable six month period in the prior year, in addition to changes in revenue mix to more profitable product lines. The gross margin during the six months ended March 31, 2013 was $1.35 million or 17.8% of revenues as compared to a gross margin of $1.34 million or 16.5% for the six months ended April 1, 2012. The increase in gross margin percentage for the year as compared to the prior year is primarily due to a shift in product mix toward more profitable programs and completion of the Howitzer loss program in 2012.

G&A Expenses. During the six months ended March 31, 2013, we recorded operating expenses of $1.4 million as opposed to $1.3 million, during the six months ended April 1, 2012, an increase of $0.1 million or 7.7%. Operating expenses are higher than the previous year period due to increases in research and development expenses of $0.07 million, incurred legal expenses related to the outstanding equitable adjustment claim of $0.05 million, which were partially offset by lower spending in employee incentives and office expenses.

Operating Income (Loss). During the six months ended March 31, 2013, we recorded operating loss of (.09) million, as compared to operating income of $0.02 million during the six months ended April 1, 2012. The decline in operating income of $(0.11) million is primarily due to increased general and administrative costs in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the six months ended March 31, 2013, we recorded a net loss applicable to common shareholders of $(0.07) million, as compared to $(0.01) million for the six months ended April 1, 2012, representing an increased loss of $(0.06) million. The primary reason for the increased loss relates to the increased general and administrative costs in the current period of $(0.1) million, partially offset by changes in deferred tax benefits of $.15 and changes in accrued dividends on preferred stock of $(0.11) million related to the waiver in February 2012.

Liquidity and Capital Resources

Cash Flows for the Period from October 1, 2012 through March 31, 2013

Cash and Cash Equivalents. As of March 31, 2013, we had cash and cash equivalents of $1.1 million. During the period from October 1, 2012 through March 31, 2013, we decreased cash and cash equivalents by $(0.6) million primarily attributable to increased purchases and inventory and increased account receivable in support of new periscope orders and the M36 production schedule, which was partially offset by advances against the credit facility and receipts against customer deposits.

Net Cash (Used) by Operating Activities. Net cash used by operating activities during the period from October 1, 2012 to March 31, 2013 totaled $(1.3) million. The primary uses of cash during the period is the purchase of inventory of $(1.5) million and increased accounts receivable of $(0.3) which is offset by the collections of $0.5 million of customer advance deposits associated with the M36 milestone billings. We expect approximately $1 million of the inventory increase related to the periscopes to ship during the next two quarters thereby improving our cash liquidity.

Net Cash (Used) by Investing Activities. In the six months ended March 31, 2013, cash used by investing activities was $(0.02) and primarily consisted of the purchase of property and equipment of $(.03) offset by decreases in prepaid royalties of $0.01million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.71 million during the six months ended March 31, 2013 as compared to $(0.45) million used in the prior year period. During the six months ended March 31, 2013 borrowing against the line of credit was $0.71 million. Net cash used by financing activities totaled $(0.45) million during the six months ended April 1, 2012 primarily due to the payment of $(0.5) million against the line of credit offset by $0.05 million collected for the sale of common stock.  We expect to pay down the outstanding line of credit as our periscope inventory is shipped in the next two quarters.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2013	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2013	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

