Form 10-Q
period 2013-06-30
Optex Systems Holdings Inc
filed 2013-08-14
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013: 157,346,607 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 30, 2013

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

i

Optex Systems Holdings, Inc.
Consolidated Balance Sheets

	(Thousands)
	June 30, 2013 (Unaudited)	September 30, 2012

ASSETS

Current Assets
Cash	$901	$1,653
Accounts Receivable	1,543	1,843
Net Inventory	8,191	7,094
Prepaid Expenses	133	28

Total Current Assets	$10,768	$10,618

Property and Equipment
Property Plant and Equipment	$1,624	$1,584
Accumulated Depreciation	(1,444)	(1,392)

Total Property and Equipment	$180	$192

Other Assets
Deferred Tax Asset - Long Term	$1,225	$1,157
Prepaid Royalties - Long Term	188	210
Security Deposits	21	21

Total Other Assets	$1,434	$1,388

Total Assets	$12,382	$12,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$951	$1,109
Accrued Expenses	557	754
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	1,134	776
Credit Facility	323	—
Total Current Liabilities	$2,990	$2,664

Other Liabilities
Customer Advance Deposits - Long Term	1,828	1,944

Total Other Liabilities	$1,828	$1,944

Total Liabilities	$4,818	$4,608

Stockholders' Equity
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 157,346,607 and 152,346,607 shares issued and outstanding, respectively)	$157	$152
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,016 and 1,027 series A preferred issued and outstanding, respectively)	—	—
Additional Paid-in-capital	17,913	17,799
Retained Earnings (Deficit)	(10,506)	(10,361)

Total Stockholders' Equity	$7,564	$7,590

Total Liabilities and Stockholders' Equity	$12,382	$12,198

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

	(Thousands)
	Three months ended		Nine months ended
	June 30, 2013 (Unaudited)	July 1, 2012 (Unaudited)	June 30, 2013 (Unaudited)	July 1, 2012 (Unaudited)

Revenues	$4,358	$3,476	$11,978	$11,608

Total Cost of Sales	3,688	2,807	9,955	9,602

Gross Margin	$670	$669	$2,023	$2,006

General and Administrative	766	787	2,208	2,108

Operating Income (Loss)	$(96)	$(118)	$(185)	$(102)

Other Expenses

Interest Expense - Net	22	2	28	19
Total Other	$22	$2	$28	$19

Income Before Taxes	$(118)	$(120)	$(213)	$(121)

Deferred Income Taxes (Benefit)	(39)	17	(68)	135

Net Income (Loss) After Taxes	$(79)	$(137)	$(145)	$(256)

Less preferred stock dividend (accrued) waived	$—	$—	$—	$106

Net income (loss) applicable to common shareholders	$(79)	$(137)	$(145)	$(150)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	157,346,607	144,444,939	154,216,977	141,697,686

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	(Thousands)
	Nine months ended
	June 30, 2013 (Unaudited)	July 1, 2012 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(145)	$(256)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	145
Provision for allowance for inventory valuation	—	73
Noncash interest expense (income)	—	(16)
Stock option compensation expense	119	111
(Increase) decrease in accounts receivable	300	325
(Increase) decrease in inventory (net of progress billed)	(1,097)	(1,008)
(Increase) decrease in prepaid expenses	(105)	(20)
(Increase) decrease in deferred tax asset (net of valuation allowance)	(68)	135
Increase (decrease) in accounts payable and accrued expenses	(353)	277
Increase (decrease) in customer advance deposits	242	1,772
Increase (decrease) in accrued estimated loss on contracts	(2)	—
Total adjustments	$(912)	$1,794
Net cash (used)/provided by operating activities	$(1,057)	$1,538

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	22	(208)
Purchased of property and equipment	(40)	(85)
Net cash (used in) provided by investing activities	$(18)	$(293)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	323	(507)
Proceeds from issuance of common stock	—	50

Net cash (used In) provided by financing activities	$323	$(457)

Net increase (decrease) in cash and cash equivalents	$(752)	$788
Cash and cash equivalents at beginning of period	1,653	1,514
Cash and cash equivalents at end of period	$901	$2,302

Supplemental cash flow information:
Cash paid for interest	$28	35

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of June 30, 2013, Optex Systems Holdings operated with 69 full-time equivalent employees.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of June 30, 2013 and September 30, 2012, inventory included:

	(Thousands)
	As of June 30, 2013	As of September 30, 2012

Raw Materials	$6,419	$5,749
Work in Process	2,663	1,890
Finished Goods	390	599
Gross Inventory	$9,472	$8,238
Less:
Unliquidated Progress Payments	(199)	(62)
Inventory Reserves	(1,082)	(1,082)
Net Inventory	$8,191	$7,094

Net inventory increased by $1.1 million during the nine months ending June 30, 2013 primarily due to purchases required to support increased plastic periscope production for fiscal year 2013 and M36 production against the five year, $8 million DDAN contract awarded in October of 2011.

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

The following table depicts the current contract milestone schedule as of June 30, 2013.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	9.7	125.6
Total Contract Milestones		$665.4	$3,268.1

Less: Liquidated Milestones (shipments)			(361.6)

Total Customer Deposits/Milestones			$2,906.5

In the three and nine months ending June 30, 2013, Optex recognized $0 and $10 thousand of revenue, respectively, as a result of achieving substantive milestone events. During the three and nine months ending July 1, 2012, Optex recognized $233 thousand and $356 thousand of revenue as a result of achieving substantive milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of June 30, 2013, Optex Systems, Inc. had collected $2.9 million in customer advance deposits related to non-substantive milestones. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.2 million is related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.8 million is related to long term customer advance deposits for deliveries occurring after June 2014. As of June 30, 2013, the customer advance deposit balance was $3.0 million which included $2.9 million of unliquidated milestone invoices and $0.1 million of advance customer payments on two additional customer orders.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three and nine months ended June 30, 2013.

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

For the three and nine months ended June 30, 2013, 1,016 shares of Series A preferred stock, 48,267,649 stock options and 4,547,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and nine months ended July 1, 2012, 1,027 shares of Series A preferred stock, 48,488,649 stock options and 9,948,667 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment. Total expense under facility lease agreements as of the three and nine months ended June 30, 2013 was $79 thousand and $224 thousand, respectively, and total expense for manufacturing and office equipment was $5 thousand and $14 thousand, respectively.  Total expense under facility lease agreements as of the three and nine months ended July 1, 2012 was $73 thousand and $213 thousand, respectively, and total expense for manufacturing and office equipment was $3 thousand and $10 thousand, respectively.

As of June 30, 2013, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases (Thousands)
Fiscal Year

2013	$63
2014	255
2015	211

Total minimum lease payments	$529

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from April 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand. The value of this deferred rent expense is amortized monthly at a rate of $2 thousand per month over the life of the lease. The total unamortized deferred rent as of June 30, 2013 was $50 thousand as compared to $68 thousand as of September 30, 2012. Commencing on August 1, 2010, the base rent payment was $19 thousand per month and increases to $20 thousand per month on August 1, 2013.

Note 4 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. We expect the patent license to allow for development of future products in our digital line of periscopes. We are actively marketing the new periscopes, though we have yet to receive production orders utilizing the patent technology. We estimate the commercial life of the patent at 7 years. As of June 30, 2013, the unamortized balance of the patent license is $188 thousand. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and nine months ending June 30, 2013 was $8 thousand and $23 thousand, respectively, and the amortized royalty expense for the three and nine months ending July 1, 2012 was zero.

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

As of June 30, 2013, the outstanding balance on the line of credit was $323 thousand. For the three and nine months ended June 30, 2013, the total interest expense against the outstanding line of credit balance was $22 thousand and $28 thousand, respectively.  For the three and nine months ended July 1, 2012, the total interest expense against the outstanding line of credit balance was $10 thousand and $64 thousand, respectively.

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

As of June 30, 2013, 17,705,149 of awarded stock options had vested and 484,000 shares had been forfeited due to employee turnover. As of July 1, 2012, 2,242,649 of awarded stock options had vested and 263,000 shares had been forfeited due to employee turnover. The vested options as of June 30, 2013 include 3,750,000 shares that were vested early as a result a board resolution on January 3, 2013 regarding the resignation of Ron Richards, which was effective December 31, 2012. The total vested options for Ron Richards of 5,000,000 shares were extended to expire on December 31, 2014.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $33 thousand and $119 thousand, for the three and nine months ended June 30, 2013, respectively. The recorded compensation costs for the nine months ending June 30, 2013 included an additional expense of $26 thousand in relation to the early vesting of Ron Richard’s options on January 3, 2013. For the three and nine months ended July 1, 2012, recorded compensation costs for options and shares granted under the plan were $42 and $111 thousand, respectively.  The impact of the option compensation cost expense was immaterial to the basic and diluted net loss per share for the quarters ended June 30, 2013 and July 1, 2012, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three and nine months ended June 30, 2013, the estimated deferred tax assets related to option compensation costs were $11 thousand and $40 thousand, respectively. For the three and nine months ended July 1, 2012, the estimated deferred tax assets related to option compensation costs were $14 thousand and $38 thousand, respectively. These tax effects have been recorded in the financial statement expenses.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 6/30/13	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,437,500	12/08/2018	12/08/2015
Total	48,751,649		48,267,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	(120,000)	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	(210,000)	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of June 30, 2013	48,267,649	$—	3.81	—

Exercisable as of September 30, 2012	2,241,899	$—	1.95	$—

Exercisable as of June 30, 2013	17,705,149	$—	2.83	$—

There were zero new options granted in the three and nine months ended June 30, 2013, and zero options exercised during the three and nine months ended June 30, 2013.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — year ended September 30, 2012	46,070,000	$0.01
Vested — year ended September 30, 2012	(737,584)	$0.12
Forfeited — year ended September 30, 2012	(120,000)	$0.01
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — three months ended June 30, 2013	—	$—
Vested — nine months ended June 30, 2013	(15,463,250)	$0.01
Forfeited — nine months ended June 30, 2013	(210,000)	$0.01
Non-vested as of June 30, 2013	30,562,500	$0.01

As of June 30, 2013, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $161 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018. The total fair value of options and shares vested during the nine months ended June 30, 2013 was $180 thousand and the total intrinsic value was zero.

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

As of June 30, 2013, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 6/30/13	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	2,730,000	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,848,667		4,447,000

There were 100,000 warrants with an exercise price of $0.15 per warrant, granted to Longview Fund on January 5, 2010 in exchange for an allonge agreement, which expired on January 4, 2013, unexcercised. During the three and nine months ended June 30, 2013 and the three and nine months ended July 1, 2012, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 30, 2012.

Note 7 Stockholder’s Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Optex Systems Holdings at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. There were no issues of common or preferred stock during the three months ended June 30, 2013. During the three months ended July 1, 2012 there were no new issues of common or preferred stock.

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

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,860; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

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

As of July 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through July 1, 2012 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three and nine months ended June 30, 2013 there were no recorded preferred dividends payable. As of the three months ended July 1, 2012 there were no recorded preferred dividends payable and as of the nine months ended July 1, 2012, Optex Systems Holdings reversed the previously recorded preferred dividends payable of $106 thousand, due to the February 21, 2012 waiver. As of September 30, 2012 and June 30, 2013 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

Note 8 Subsequent Events

On June 6, 2013, in conjunction with BidItUp Auctions Worldwide, Inc. (“BidItUp”) and Maynard Industries (“Maynard”), Optex Systems Holdings was a participant in the receivership auction to acquire the assets of Miller-Holzwarth, Inc. (“MHI”), an Ohio based company. The parties submitted the combined winning bid of $750 thousand for the real estate, machinery, inventory, intellectual property and other intangibles of MHI. At closing, which occurred on July 11, 2013, Optex Systems acquired approximately $375 thousand of pre-selected MHI inventory, equipment, hand tools, and intellectual property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at June 30, 2013 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 30, 2012 and the quarter ended June 30, 2013, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete. Optex has submitted an equitable adjustment request on the Howitzer Aiming Circle program due to significant design issues impacting the manufacturability of the product. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals. Pursuant to Rule 7 of the Rules of the Armed Services Board of Contract Appeals, on July 3, 2013, Optex Systems Inc. filed an amended complaint in support of its appeal of the denial of Optex’s Certified Request for Equitable Adjustment. The judge has allowed the amended complaint and recommended alternative dispute resolution which is currently under consideration by both parties. We expect the disposition and judicial resolution of the case to continue into the third fiscal quarter of 2014. While we remain optimistic that Optex has a justifiable claim, we cannot predict whether the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Results of Operations

Backlog as of June 30, 2013, was $15.0 million as compared to a backlog of $16.9 million as of July 1, 2012, representing a decrease of $1.9 million or 11.2%.  The following table depicts the current expected delivery by of all contracts awarded as of June 30, 2013 in millions of dollars.

Product Line	Qtr 4 - 2013	2014	2015	2016	2017	Total
Periscopes	2.5	3.7	0.1	0.0	0.0	6.3
Sighting Systems	0.3	2.4	1.4	1.4	1.2	6.7
Other	1.3	0.7	0.0	0.0	0.0	2.0
Total	4.1	6.8	1.5	1.4	1.2	15.0

In the nine months ending June 30, 2013, Optex Systems Holdings received $8.0 million in new orders consisting of a $6.5 million of periscopes and $0.2 million in sighting systems and of $1.3 million in other product lines.

Three Months Ended June 30, 2013 Compared to the Three Months Ended July 1, 2012

Revenues. In the three months ended June 30, 2013, revenues increased by $0.9 million or 25.7% from the respective prior period in 2012 as set forth in the table below:

Three months ended

(Millions)

Product Line	Jun 30, 2013	Jul 1, 2012	Variance	% Chg
Periscopes	2.7	3.0	(0.3)	(10.0)
Sighting Systems	0.7	0.3	0.4	100.0
Other	1.0	0.2	0.8	400.0
Total	4.4	3.5	0.9	25.7

Revenues decreased by $(0.3) million or (10.0)% on our periscope line during the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. During the period, Optex Systems experienced higher revenue in plastic periscopes due to increased business in support of foreign orders for plastic periscopes and increased revenues for new customers as a result of the plant closure of our primary periscope competitor in 2012; however, the increased plastic periscopes were offset by a decrease in revenues on our glass periscope ICWS program due to lower customer demand for those items. Based on our current backlog requirements, we expect our periscope revenue for the next quarter to exceed the revenues experienced in the same period last year resulting in an overall increase in annual periscope revenue.

Sighting systems revenues increased $0.4 million over the same three months in the prior year due to deliveries of the first series of production units against the five year M36 contract and increased sales of back up sight and spare parts to another customer. We expect deliveries on sighting systems to continue at an increased rate as full production levels ensue against the M36 contract. The first article inspection for this program was completed in the final quarter of fiscal 2012 and the first production ready units were submitted to the customer in December 2012. Fiscal year 2013 deliveries against the program are expected to be approximately $1.1 million and will continue at a rate of approximately $1.6 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines increased by 400% or $0.8 million over revenues in the prior year period due to shipments of gunner head assemblies for $0.8 million to the U.S. Government against a $1.1 million contract which completed in May, 2013. We expect revenues in other product groups to increase significantly in the next quarter and overall revenues in this product group to exceed fiscal year 2012 by approximately $2.3 million. Increases in the other product group revenues in the next three months are anticipated primarily due to additional revenues from several new customers for vision block assemblies of $0.9 million, thermal cameras of $0.1 million and additional eyepiece assemblies of $0.1 million.

Cost of Goods Sold. During the three months ended June 30, 2013 and July 1, 2012, we recorded cost of goods sold of $3.7 million and $2.8 million, respectively. The gross margin during the three months ended June 30, 2013 was $0.67 million or 15.2% of revenues as compared to a gross margin of $0.67 million or 19.1% for the three months ended July 1, 2012. The decreased in gross margin percentage for the quarter as compared to the prior year is primarily due to a shift in product mix toward less profitable programs during the third fiscal quarter of 2013 as compared to the prior year period.

G&A Expenses. During the three months ended June 30, 2013, we recorded operating expenses of $0.77 million as opposed to $0.79 million, during the three months ended July 1, 2012, a decrease of $(0.02) million or (2.5)%. Operating expenses are slightly lower than the previous year period due to reduced spending in legal expenses of $(0.1) million related to the prior year period legal costs associated with the Synergy patent license acquisition, lower advertising costs of $(0.03) million and board of director fees of $(.02) million due to the resignation of Ronald Richards as of December 31, 2012. These decreases were offset by increases in research and development expenses of $0.12 million and other operating expenses of $0.01 million as compared to the prior year period.

Operating Income (Loss). During the three months ended June 30, 2013, we recorded an operating loss of $(0.1) million, as compared to operating loss of $(0.12) million during the three months ended July 1, 2012. The operating loss decreased $(0.02) million, primarily due to lower general and administrative spending in the current year period over the prior year level.

Net Income (Loss) applicable to common shareholders. During the three months ended June 30, 2013, we recorded a net loss applicable to common shareholders of $(0.08) million as compared to net loss applicable to common shareholders of $(0.14) million during the three months ended July 1, 2012. The decrease in net loss of $(0.06) million is primarily attributable to increased operating income of $0.02 million combined with favorable changes in deferred income taxes of $0.04 million in the current year period as compared to the prior year.

Nine Months Ended June 30, 2013 Compared to the Nine Months Ended July 1, 2012

Revenues. In the nine months ended June 30, 2013, revenues increased by $0.4 million or 3.4% from the respective prior period in 2012 as set forth in the table below (dollar amounts in millions):

Nine months ended

(Millions)

Product Line	Jun 30, 2013	Jul 1, 2012	Variance	% Chg
Howitzer	—	1.7	(1.7)	(100.0)
Periscopes	8.9	8.8	0.1	1.1
Sighting Systems	1.1	0.6	0.5	83.3
Other	2.0	0.5	1.5	300.0
Total	12.0	11.6	0.4	3.4

Revenues increased by $0.1 million, or 1.1%, on our periscope line during the nine months ended June 30, 2013 as compared to the nine months ended July 1, 2012. During the period, Optex Systems experienced higher revenue in plastic periscopes due to increased business in support of foreign orders for plastic periscopes and increased revenues for new customers as a result of the plant closure of our primary periscope competitor in 2012; however, the increased plastic periscopes were partially offset by a decrease in revenues on our glass periscope ICWS program due to lower customer demand for those items. Based on our current backlog requirements, we expect our revenue in periscopes over the next nine months of the fiscal year to approximate the revenues experienced in the same period last year. Based on our current backlog requirements, we expect our periscope revenue for the next quarter to exceed the revenues experienced in the same period last year resulting in an overall increase in annual periscope revenue.

Revenues from the Howitzer programs decreased $(1.7) million, or (100.0)%, over the same nine months in the prior year.  The decline in revenue is primarily due to completion of the M137 Howitzer program in March 2012 with no current follow-on contracts. We do not expect any additional Howitzer revenues during the last three months of fiscal 2013 as the contracts are complete.

Sighting systems revenues increased $0.5 million, or 83.3%, over the same nine months in the prior year, due to deliveries of the first series of production units against the five year M36 contract. We expect deliveries on sighting systems to continue at an increased rate as full production levels ensue against the M36 contract. The first article inspection for this program was completed in the final quarter of fiscal 2012 and the first production ready units were submitted to the customer in December 2012. Fiscal year 2013 deliveries against the program are expected to be approximately $1.1 million and will continue at a rate of approximately $1.6 million per year thereafter through contract completion. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Increases in the other product lines of $1.5 million, or 300.0%, for the nine months ending June 30, 2013 compared to the prior year period are due to shipments of gunner head assemblies for $1.1 million to the U.S. Government completing the contract and $0.3 million in revenues for new and development programs with several new customers related to optical cells and the Stryker Armored Vehicle Simulator periscopes and $0.1 million in unity mirror prisms and other spare parts to existing customers. We expect revenues in other product groups to increase significantly in the next quarter and overall revenues in this product group to exceed fiscal year 2012 by approximately $2.3 million. Increases in the other product group revenues in the next three months are anticipated primarily due to additional revenues from several new customers for vision block assemblies of $0.9 million, thermal cameras of $0.1 million and additional eyepiece assemblies of $0.1 million.

In prior years, we experienced losses in our Howitzer programs as a result of unanticipated manufacturing costs due to design and technical data package issues impacting the product manufacturability.  These issues resulted in increased labor and material costs due to higher scrap and extensive engineering costs incurred during the initiation phase of the programs.   Included in the total realized losses against these programs is $0.8 million related specifically to one of the contracts for which Optex Systems Holdings has requested an equitable adjustment due to significant design issues impacting the manufacturability of the product.  The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals). Pursuant to Rule 7 of the Rules of the Armed Services Board of Contract Appeals, on July 3, 2013, Optex Systems Inc. filed an amended complaint in support of its appeal of the denial of Optex’s Certified Request for Equitable Adjustment. The judge has allowed the amended complaint and recommended alternative dispute resolution which is currently under consideration by both parties. We expect the deposition and judicial resolution of the case to continue into the third fiscal quarter of 2014. While we remain optimistic that Optex Systems Holdings has a justifiable claim, we cannot predict whether the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program. As there is no guarantee that the request will be granted in part or in full, Optex Systems Holdings realized the entire loss in fiscal year 2010 and as of October 2, 2011, all of the loss Howitzer contracts were complete.

Cost of Goods Sold. During the nine months ended June 30, 2013, we recorded cost of goods sold of $10.0 million as opposed to $9.6 million during the nine months ended July 1, 2012, an increase of $0.4 million or 4.2%. This increase in cost of goods sold was primarily associated with increased revenues from the comparable nine month period in the prior year, in addition to changes in revenue mix to less profitable product lines. The gross margin during the nine months ended June 30, 2013 was $2.0 million or 16.7% of revenues as compared to a gross margin of $2.0 million or 17.2% for the nine months ended July 1, 2012. The decrease in gross margin percentage for the year as compared to the prior year is primarily due to a shift in product mix toward less profitable programs. We expect gross margins to improve in the last fiscal quarter of 2013, and the gross margin percentage for the year to be consistent or slightly above the prior year trend.

G&A Expenses. During the nine months ended June 30, 2013, we recorded operating expenses of $2.2 million as opposed to $2.1 million, during the nine months ended July 1, 2012, an increase of $0.1 million or 4.8%. Operating expenses are higher than the previous year period due to increases in research and development expenses of $_0.2 million, offset by aggregate reductions in spending of legal, compensation, board of director fees, and stock option expenses of $0.1 million as compared to the prior year period..

Operating Income (Loss). During the nine months ended June 30, 2013, we recorded operating loss of $(0.2) million, as compared to an operating loss of $(0.1) million during the nine months ended July 1, 2012. The increase in operating loss of $(0.1) million is primarily due to increased general and administrative costs, associated with research and development, in the current year over prior year levels.

Net Income (Loss) applicable to common shareholders. During the nine months ended June 30, 2013, we recorded a net loss applicable to common shareholders of $(0.15) million, as compared to $(0.15) million for the nine months ended July 1, 2012, representing a net change of zero. The net loss was unchanged from the prior year period despite the increase in operating loss primarily as a result of changes in deferred tax benefits of $0.2 million which was partially offset by changes in the accrued dividends on preferred stock of $(0.11) million due to the waiver in February 2012.

Liquidity and Capital Resources

Cash Flows for the Period from October 1, 2012 through June 30, 2013

Cash and Cash Equivalents. As of June 30, 2013, we had cash and cash equivalents of $0.9 million. During the period from October 1, 2012 through June 30, 2013, we decreased cash and cash equivalents by $(0.75) million primarily attributable to increased purchases and inventory in support of new periscope orders and the M36 production schedule, which was partially offset by advances against the credit facility and receipts against customer deposits. We believe our resources and liquidity are sufficient for the next twelve months of operations.

Net Cash (Used) by Operating Activities. Net cash used by operating activities during the period from October 1, 2012 to June 30, 2013 totaled $(1.1) million. The primary uses of cash during the period is the purchase of inventory of $(1.1). We expect approximately $0.2 million of the inventory increase related to the periscopes to ship during the next quarter thereby improving our cash liquidity.

Net Cash (Used) by Investing Activities. In the nine months ended June 30, 2013, cash used by investing activities was $(0.02) and primarily consisted of the purchase of property and equipment of $(0.04) offset by decreases in prepaid royalties of $0.02 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.3 million during the nine months ended June 30, 2013 as compared to $(0.5) million used in the prior year period. During the nine months ended June 30, 2013 borrowing against the line of credit was $0.3 million. Net cash used by financing activities totaled $(0.45) million during the nine months ended July 1, 2012 primarily due to the payment of $(0.5) million against the line of credit offset by $0.05 million collected for the sale of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

