Form 10-K
period 2013-09-29
Optex Systems Holdings Inc
filed 2013-12-20
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 157,346,607 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTC Markets on March 31, 2013 was $1,573,466.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 19, 2013
Common Stock	157,346,607

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

PART I

Item 1  Description of Business

Background

Prior History - Sustut Exploration, Inc.

Sustut was a Delaware corporation formed on April 11, 2006 to search for available mining properties in North Central British Columbia. It entered into an option agreement in 2006 to purchase a mineral claim, and the option expired in May 2008 without any payment being made. Thus, as of May 2008, Sustut was left with no operating business of which to dispose.

As a result of the reorganization on March 30, 2009, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc., and its year end from December 31 to a fiscal year ending on the Sunday nearest September 30.

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

Location and Facility

We are located in Richardson, TX in an approximately 49,000 square foot facility, and as of December 9, 2013, we had 63 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility. Effective as of December 10, 2013, and executed on December10, 2013, Optex Systems Holdings, Inc. renewed its Richardson, TX lease. Under the terms of the amendment:

•	The lease term is extended until March 31, 2021.

•	The annual base rent rate is as follows: from 1/1/14 -3/31/14, $0.00 per square foot; from 4/1/2010 – 3/31/2018, $5.45 per square foot; from 4/1/2018 – 3/31/2019, $5.65 per square foot; from 4/1/2019 – 3/31/2020, $5.85 per square foot; and from 4/1/2020 – 3/31/2021, $6.05 per square foot.

•	A $0.35 million HVAC improvement allowance is included.

Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier, and if successful, it would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 9, 2013, approximately 29% of our material requirements are single-sourced across 9 suppliers representing approximately 12% of our active supplier base.  Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply with, various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material regulations affecting our U.S. government business are summarized in the table below.

Regulation	Summary

Federal Acquisition Regulation	The principal set of rules in the Federal Acquisition Regulation System (“FAR”). This system consists of sets of regulations issued by agencies of the federal government of the United States to govern what is called the “acquisition process,” which is the process through which the government acquires goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. The FAR System regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that those activities involve government solicitations and contracts by reference.

International Traffic in Arms Regulations	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $700,000 as October 1, 2010. It requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete.

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

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of December 9, 2013).

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)
50187735	3/19/2010	3/19/2014
50230854	3/30/2010	3/30/2014
50221743	4/1/2010	4/1/2014
50209709	2/23/2010	2/23/2014
50233257	6/10/2010	6/10/2014
50269333	1/7/2011	1/7/2015
50274142	1/5/2011	1/5/2015
50275888	2/28/2011	2/28/2015
50284334	3/1/2011	3/1/2015
50290287	4/13/2011	4/13/2015
50290963	5/2/2011	5/2/2015
50302078	5/27/2011	5/27/2015
50303894	6/1/2011	6/1/2015
5029802	6/6/2011	6/6/2015
50310470	7/7/2011	7/7/2015
50309527	7/12/2011	7/12/2015
50313126	7/14/2011	7/14/2015
50314547	8/11/2011	8/11/2015
50324632	9/8/2011	9/8/2015
50323843	9/23/2011	9/23/2015
50343236	12/7/2011	12/7/2015
50343846	12/5/2011	12/5/2015
50343382	12/21/2011	12/21/2015
50343483	12/28/2011	12/28/2015
50355614	2/1/2012	2/1/2016
50355650	1/31/2012	1/31/2016

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)

50346638	2/13/2012	2/13/2016
50362079	2/29/2012	2/29/2016
50362307	3/19/2012	3/19/2016
50362221	3/19/2012	3/19/2016
50360195	3/23/2012	3/23/2016
(TA-0018-12B) 50374118	4/18/2012	4/18/2016
50381011	5/24/2012	5/24/2016
50382421	5/31/2012	5/31/2016
50386018	7/12/2012	7/12/2016
50397890	8/8/2012	8/8/2016
50398181	8/10/2012	8/10/2016
50398178	8/10/2012	8/10/2016
50402338	8/29/2012	8/29/2016
50403055	9/6/2012	9/6/2016
50399603	9/18/2012	9/18/2016
50401835	9/12/2012	9/12/2016
50430589	1/25/2013	1/23/2017
50435218	3/7/2013	3/6/2017
50435219	3/7/2013	3/6/2017
50439431	3/7/2013	11/5/2013
50455029	6/10/2013	6/9/2017
50459204	6/28/2013	6/27/2017
50468553	7/29/2013	7/29/2017
50468550	8/30/2013	8/29/2017
50470855	9/9/2013	9/9/2017

DSP - 6 Licenses	Date Issued	Expiration Date (48 months of issue)
60026731	12/1/2011	12/1/2015
60024989	8/30/2011	3/1/2015

DSP - 73 Licenses	Date Issued	Expiration Date (48 months of issue)
730024737	2/16/2010	2/16/2014
730026913	6/15/2010	6/15/2014
730030429	2/22/2011	2/22/2015
730031574	6/15/2011	6/15/2015
730033471	9/16/2011	9/16/2015
730033903	9/23/2011	9/23/2015
730038566	6/26/2012	6/26/2016
730038918	8/13/2012	8/13/2016

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

Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our U.S. government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows. We are currently in compliance with all applicable regulations and do not have any pending claims as a result of noncompliance.

The terms of our material contracts are as follows (updated as of December 9, 2013):

			Total	Progress /Milestone	Order	Remaining
	Customer	Contract	Award	Billable	Period	Value	Delivery
Customer	PO/Contract	Type	Value (2)	(1)	Expiration	(3)	Period

General Dynamics Land Systems	40156697/W56HZV-06-G-0006	Firm Fixed Price and Fixed Quantity Purchase Order	$1,136,591	Yes	N/A	$286,368	Jan 2013 - Mar 2014

GDLS - Canada (4)	Subcontract PO 35334144	Firm Fixed Price and Fixed Quantity Purchase Order	$8,370,168	Yes	N/A	$5,625,633	Mid 2012 - Oct 2017

GDLS - Canada (6)	Subcontract PO 35419634	Firm Fixed Price and Fixed Quantity Purchase Order	$1,018,512	No	N/A	$1,018,512	Aug 2015 - Dec 2015

DLA Land & Maritime Chain (5)	SPM7LA12D0005	1 Year - IDQ with 4 Option Years	$1,425,579	No	Option 1 8/15/14	$259,677	Dec 2012 – Jan 2014

(1) Payment terms on shipments are net 30 days.

(2) “Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to Optex. The total award value represents already awarded delivery order contracts. Based on Optex’s historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.

(3) The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of September 29, 2013. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been the experience of Optex Systems that these clauses are rarely invoked.

(4) Contract was awarded on October 24, 2011 but effective November 3, 2011 as the date on which approved for disclosure by contractor.  This contract provides for milestone billing, in part. Total award value includes all statement of work change orders through December 3, 2013.

(5) This is a 1 year Indefinite Quantity Contract consisting of one base year and four option years. Total contract length is not to exceed five years. The contract was awarded in August, 2012. In August 2013, a contract modification was issued to exercise the first option year, thereby extending the contract ordering period through August 15, 2014. Through September 29, 2013 there have been twelve separate delivery orders against the contract for a total sum value of $1,425,579.

(6) New contract award quantity added on December 3, 2013 as a follow on quantity to the original PO 35334144.

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

Market Opportunity – U.S. Military

Optex Systems Holdings believes the U.S. government’s commitment to military defense spending in the coming years will remain strong; however, in light of recent government uncertainties including sequestration and other mandatory cost-cutting measures, related to the congressional budget and current deficit spending, we cannot anticipate whether the historical trends in military spending will continue at the same pace as in prior years. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2001 through 2012 and forecasted spending through 2018. It is difficult to directly tie this spending to any specific military vehicles; (with the extraordinary exception of the Mine Resistant Ambush Protected $22 billion program funded in FY2007-2008); however, Optex Systems Holdings serves the U.S. armed forces, active duty and reserves, plus various state national guards. The purpose of including this chart is to provide the reader with actual trend data showing military spending by the government from 2001 through 2012. The total military spending increased from $290.2 billion in 2001 to $650.9 billion in 2012 representing a total increase in military spending of 224.3% in the last 12 years. However, unlike the trend depicted in this chart through 2011, we have experienced reduced spending in 2012 and 2013, and given anticipated reductions in spending by the U.S. military in the coming years, Optex Systems Holdings continues to aggressively pursue international opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. Despite the downturn in U.S. military spending, Foreign Military Sales (FMS) funding, for products built in the United States for selected foreign militaries, has held to peak funding levels. Thus, Optex Systems Holdings has increased efforts to promote its proven military products, as well as newly improved product solutions directly to foreign military representatives. We are now bidding on several substantial government contracts to expand sales and production beyond the current production and backlog. For example, Optex Systems Holdings is supporting General Dynamics Land Systems in their efforts related to the production of the Israeli Namer Armored Personnel Carrier (aka Merkava APC). In this opportunity, General Dynamics Land Systems is contracting for the production of 386 vehicles which contain a “Periscope Kit” which could be supplied by Optex Systems Holdings. This kit would contain seven periscopes and sixteen additional supporting part numbers. Optex Systems Holdings will continue to pursue international opportunities through direct sales (e.g., General Dynamics Land Systems – Canada) and through existing customers (e.g., General Dynamics Land Systems – Israeli Namer Project). We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth, both domestically and internationally.

 Source: Government Printing Office, U.S. Budget Historical Tables, FY 2013, Table 3.2 Outlays by function and subfunction, 1962-2018

The following factors are important to the U.S. military:

•	Product reliability – failure can cost lives

•	Speed to delivery and adherence to schedule

•	System life cycle extension

•	Low cost/best value

•	Visual aids for successful execution of mission objectives

•	Mission critical products specifically related to soldier safety.

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

•	Big Eye Binoculars – While the military application we produce is based on mature military designs, Optex Systems Holdings owns all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land based outposts for private commercial security as well as border patrols and regional law enforcement.

•	Night Vision Sight – Optex Systems Holdings has manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

•	Infrared Imaging Equipment – Optex Systems Holdings manufactures and assembles infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product and has recently added a low-cost, uncooled, thin film, thermal imager through its partnership with selective suppliers. This combined equipment and technology has potential applications with the border patrol, police and governmental or commercial security agencies.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (TACOM Life Cycle Command, DLA (Defense Logistics Agency) Warren, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, and NorcaTec) and also as a supplier to foreign governments (Israel, Australia and NAMSA). Although we do serve all three of these categories, for the twelve months ended September 29, 2013, we derived approximately 89% of our gross business revenue from three customers: 47% from General Dynamics Land Systems Divisions, 30% from the U.S. Government (primarily DLA), and 12% from BAE Systems (with which we have approximately 75 discrete contracts for items that are utilized in vehicles, product lines and spare parts). Given the size of General Dynamics Land System Division, DLA and BAE as well as the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Manufacturing Space Planning

We currently lease approximately 49,000 square feet of manufacturing space (see “Location and Facility”). Our current facility is sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. As part of our lease agreement renewed December 10, 2013, effective December 10, 2013, Optex Systems Holdings was able to negotiate additional HVAC leasehold improvements of $0.35 million paid by the landlord. These funds are primarily earmarked for replacement and improvements of old outdated HVAC systems throughout the facility.

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

Economies of Scale

Plant efficiencies at Optex Systems Holdings fluctuate as a function of program longevity, complexity and overall production volume. Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume. As our volume increases, our support labor, material and scrap costs decline as a percentage of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs and they are spread across a higher volume base. On the contrary, as production volumes decline, our labor and material costs per unit of production generally increase. Additional factors that contribute to economies of scale relate to the longevity of the program. Long running, less complex programs (e.g., periscopes) do not experience as significant of an impact on labor costs as production volumes change, as the associated workforce is generally less skilled and can be ramped quickly as headcounts shift. Our more complex Howitzer and thermal day/night programs are more significantly impacted by volume changes as they require a more highly-skilled workforce and ramp time is longer as the training is more complex. Optex Systems Holdings continually monitors customer demand over a rolling twelve month window and in order to anticipate any changes in necessary manpower and material which allows us to capitalize on any benefits associated with increased volume and minimize any negative impact associated with potential declines in product quantities.

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products. While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We possess one patent; and have applied for two others in the US and in foreign countries. While we are optimistic that our applications will be approved, we cannot guarantee that these patent applications will ever transpire into an awarded patent.  The claims were based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space.  Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed.

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

In May 2012, Optex Systems purchased a perpetual, non-exclusive license, with a single up front license fee of $200 thousand to use Patent 7,880,792 “Optical and Infrared Periscope with Display Monitor” owned by Synergy International Optronics, LLC. We believe the purchase of the license agreement may allow us to extend and expand our market potential for theM113APC vehicle type which has the highest number of commonly used armored vehicles in the world. The current estimated active M113 APC worldwide inventory is over 80,000 units. This licensing of this patent allows Optex Systems to develop additional products for this vehicle type, including the M17 Day/Thermal and M17 Day/Night periscopes.  We continue to prototype these products and demonstrate them to potential customers.

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

Employees

Optex Systems Holdings had 63 full time equivalent employees as of September 29, 2013. Optex Systems Holdings also uses a small temporary work force to handle peak loads. To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

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

Risks Related to our Business

We expect that we may need to raise additional capital in the future beyond any cash flow from our existing business; additional funds may not be available on terms that are acceptable to us, or at all.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 29, 2013, previous loss contracts have been completed, and there are no future losses anticipated on our current backlog, thus we had no loss provision accrued for these fixed price contracts.

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

We have sought to mitigate the adverse impact on our results of operations from U.S. military orders by seeking to obtain foreign military orders. Last fiscal year, we won a significant bid in securing an $8.0 million five year contact with a foreign military contractor and in December 2013, we received a quantity add on for and additional $1.0 million to the original contract; however, we do not expect this contract win and our other efforts to completely mitigate the negative impact that the slower pace of U.S. military orders has had on our results from operations.

There is further uncertainty which arises from the sequestration in early 2013 which may continue to affect business opportunities at the federal government level.

Military spending has been negatively impacted by the Budget Control Act of 2011 (the “Budget Act”), which was passed in August 2011. The Budget Act calls for a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period that are split between defense and non-defense programs began beginning in January 2013. Such cuts have resulted in further reductions, delays or cancellations of these programs, which could have a further material adverse effect on our business, financial condition and results of operations.

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

We do not have employment agreements with our key personnel, other than our Chief Executive Officer. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Executive Officer which currently expires on December 1, 2014, and we do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price). As of December 9, 2013, approximately 29% of our material requirements are single-sourced across 9 suppliers representing approximately 12% of our active supplier orders.  Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs. We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for Optex Systems Holdings to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 9, 2013.

Product Line	Supplier	Supply Item	Risk	Purchase Orders

M36 DDAN	Raytheon EO Innovations	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	PolyOne Designed Structures and Solutions LLC	Cast acrylic	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

M17 Day/Thermal	Digital Systems Engineering	Digital display	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Straight Telescope	Seiler Instrument & Mfg. Co., Inc.	Housing assembly	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Cast Well, Inc.	Assorted aluminum castings used in plastic periscope assemblies	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Product Line	Supplier	Supply Item	Risk	Purchase Orders

Straight Telescope	Barron Industries	Investment castings	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other	Fresnel Technologies Inc.	Infrared filter	Single source on drawing	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other	FLIR Precision Optics (Brysen Optical)	Specialized reticle assembly	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

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

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for twelve to fifteen months subsequent to delivery. Approximately 80% of our current (as of September 29, 2013) contract deliveries are covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from three customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended September 29, 2013, we derived approximately 89% of our gross business revenue from three customers: 47% from General Dynamics Land Systems Divisions, 30% from the U.S. Government (primarily DLA/Warren), and 12% from BAE Systems.  Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by either General Dynamics Land System Division or DLA/Warren to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent 77% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 75 discrete contracts with General Dynamics Land System Division and the U.S. Government (primarily DLA/Warren), and other prime contractors. If they choose to terminate these contracts, Optex Systems Holdings is entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We only possess one patent and rely primarily on trade secrets to protect our intellectual property.

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

Optex has two outstanding patent applications in the United States and foreign countries. While we are optimistic that our applications will be approved, we cannot guarantee that these patent applications will ever result in actual patents being awarded.  The claims were based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space.  Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed.

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

As of December 19, 2013, we had 157,346,607 shares of our common stock issued and outstanding. The outstanding shares of Series A preferred stock are currently convertible into 697,056,989 shares of our common stock, which represents 80.3% of our outstanding common stock assuming a full conversion of the Series A preferred stock into shares of our common stock.  This would greatly dilute the holdings of our existing common stockholders. In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The total stated value of our preferred stock is $6,970,570, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common shareholders. The liabilities on our balance sheet exceed the liquidation value of our assets; therefore, upon a liquidation, there would be no assets remaining for distribution to common shareholders.

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

As a result of the reorganization, Sileas Corp., which is owned by Optex Systems Holdings’ three officers (two of which are also directors of Optex Systems Holdings), beneficially owns in the aggregate, 84.1% of Optex Systems Holdings’ outstanding common stock. One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas. The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Item 2  Properties

We are located in Richardson, TX in approximately 49,000 square foot facility, and as of December 9, 2013, we had 63 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We lease our facility. Effective as of December 10, 2013, and executed on December 10, 2013, Optex Systems Holdings, Inc. renewed its Richardson, TX lease. Under the terms of the amendment:

•	The lease term is extended until March 31, 2021.

•	The annual base rent rate is as follows: from 1/1/14 -3/31/14, $0.00 per square foot; from 4/1/2010 – 3/31/2018, $5.45 per square foot; from 4/1/2018 – 3/31/2019, $5.65 per square foot; from 4/1/2019 – 3/31/2020, $5.85 per square foot; and from 4/1/2020 – 3/31/2021, $6.05 per square foot.

•	A $0.35 million HVAC improvement allowance is included.

Item 3  Legal Proceedings

None.

Item 4  Mine Safety Disclosures

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

The following table shows the range of high and low prices for our common stock as reported by the OTC Bulletin Board or OTC Markets for each quarter since the first fiscal quarter of 2012. All prices are adjusted for the 2.5:1 forward split of the Company’s common stock authorized on February 27, 2009. All prices are derived from market information as to OTCBB/OTCQB prices as reported through the AOL Finance look up system. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low

First Quarter 2012	$0.01	$0.0011

Second Quarter 2012	$0.02	$0.0025

Third Quarter 2012	$0.02	$0.005

Fourth Quarter 2012	$0.04	$0.0065

First Quarter 2013	$0.014	$0.005

Second Quarter 2013	$0.06	$0.0061

Third Quarter 2013	$0.018	$0.0075

Fourth Quarter 2013	$0.02	$0.008

On December 19, 2013, the sale price for our common stock as reported on the OTC Markets was $0.01 per share.

Securities outstanding and holders of record

On December 19, 2013, there were approximately 80 record holders of our common stock and 157,346,607 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition and capital requirements.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc.  authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000,000 to 75,000,000 and authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 9, 2013, 340,000 of these options had forfeited due to terminations, and 25,365,000 had vested.

 Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 29, 2013, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 29, 2013, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete. Optex has submitted an equitable adjustment request on the Aiming Circle Howitzer program due to significant design issues impacting the manufacturability of the product. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals. While we remain optimistic that Optex has a justifiable claim, we cannot predict whether the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Results of Operations

Backlog as of September 29, 2013 was $12.3 million as compared to a backlog of $19.0 million as of September 30, 2012, representing decrease of 35.2%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 29, 2013.

Product Line	Qtr 1	Qtr 2	Qtr 3	Qtr 4	2014	2015	2016	2017	Total
Periscopes	$ 2.3	$ 1.4	$ 0.5	$ 0.2	$ 4.4	$ 0.1	$ 0.0	$ 0.1	$ 4.6
Sighting Systems	0.5	0.4	0.8	0.4	2.2	1.7	1.8	0.9	6.6
Other	0.8	0.1	0.1	0.2	1.1	0.0	0.0	0.0	1.1
Total	$ 3.6	$ 1.9	$ 1.4	$ 0.8	$ 7.7	$ 1.8	$ 1.8	$ 1.0	$ 12.3

During 2013, Optex Systems Holdings received orders totaling $10.3 million consisting of $8.8 million from several customers primarily in support of our periscope product line, $0.8 million in Sighting Systems, and $0.7 million in the other product group. New orders booked in fiscal year 2013, are deliverable primarily in fiscal year 2014.

We are aggressively pursuing additional periscope business. While the U.S. periscope market has experienced an overall declined since 2009, Optex has mitigated a significant portion of the reduced U.S. military orders through increased market share in both foreign and domestic defense contractor markets. In July 2012, Optex System’s primary competitor in plastic periscopes (Miller-Holzwarth) shut down its manufacturing due to what we believe to be reduced U.S. military orders combined with unmet financial obligations. We were able to team with other bidders and as a result purchased approximately $375 thousand worth of abandoned assets in a trustee bankruptcy auction to use in our ongoing business.

In addition, there continues to be uncertainty in future U.S. military spending over the next 10 years pending Congressional resolution of the sequestration cuts to defense spending which began in fiscal year 2013. The potential ramifications of the circumstances surrounding the 2012 Congressional budget sequestration have resulted in yet more uncertainty and potential cuts in spending by the U.S. military, and we have had to explore other avenues of revenue. As a result of new periscope orders from non-traditional sources and an aggressive pursuit of increased market share for all of our existing product lines, we were able to mitigate much of the current decreased U.S. government requirements in fiscal year 2013 with other new business, such as the new $8.0 million contract for M36 Digital Day and Night vision (DDAN). We are exploring new opportunities in M17 day thermal periscopes as well as thermal camera’s for commercial applications. We also continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Despite the improved performance in fiscal year 2013, and given the sizable reduction in backlog entering fiscal year 2014, we do not anticipate being able to fully offset the reduced government spending with alternative business in the next twelve months.

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 29, 2013, none of our outstanding backlog fell under this criterion.

Twelve month period ended September 29, 2013 compared to the twelve month period ended September 30, 2012

Revenues:

The table below details the revenue changes by product line for the year ended September 29, 2013 as compared to the year ended September 30, 2012.

	Twelve months ended
	(Millions)
Product Line	Sept 29, 2013	Sep 30, 2012	Variance	% Chg
Howitzer	$—	$1.7	$(1.7)	(100.0)
Periscopes	13.0	10.8	2.2	20.4
Sighting Systems	1.9	1.0	0.9	90.0
Other	2.2	0.8	1.4	175.0
Total	$17.1	$14.3	$2.8	19.6

Despite the downturn in U.S. government spending, our total revenues increased by $2.8 million or 19.6% in 2013 over 2012 levels. The increased revenue is primarily due to the production ramp up of the new $8 million M36 Digital Day Night sighting systems program awarded in fiscal year 2012, increased plastic periscope business related to customer base expansion due to closure of our primary periscope competitor, and deliveries against a new gunner head assembly program to the U.S. Government in 2013. These increases were partially offset by a decrease in Howitzer programs resulting from completion of the contract in fiscal year 2012. Despite the improved performance in fiscal year 2013, and given the sizable reduction in backlog entering fiscal year 2014, it is unlikely we will be able to fully offset the reduced government spending with alternative business in the next twelve months.

Revenue increased by $2.2 million or 20.4% on our periscope line during fiscal year 2013 as compared to fiscal year 2012. During the period, Optex Systems experienced increased business in support of foreign orders for plastic periscopes and increased revenues for new customers as a result of the plant closure of our primary periscope competitor, Miller-Holzwarth, Inc., in 2012. Although the U.S. periscope revenue has been declining since 2009, we have been able to offset U.S. spending declines with a larger market share with foreign customers and domestic defense contractors.  We are currently developing new day and night vision periscopes which we hope to market to both domestic and foreign customers. We continue to quote and receive awards for additional periscopes from multiple customers and are aggressively pursuing increased market share in the periscope market by picking up business from the Miller-Holzwarth plant closure. We cannot yet determine if we will be successful in gaining sufficient new additional periscope business to offset any additional reductions that could result from further 2014 budget sequestration defense cuts. Based on our current backlog demand as compared to the prior year position, we expect fiscal year 2014 revenue could decline by as much as 25-35% from the fiscal year 2013 level if we are unable to successfully obtain enough new orders to offset the declining the U.S. military demand.

Revenues from the Howitzer programs decreased $(1.7) million, or (100.0)% over the prior year.  The decline in revenue is primarily due to completion of the M137 Howitzer program in March 2012 with no current follow-on contracts. Currently, we do not foresee any material, near term orders for additional Howitzer product; however, we anticipate possible new orders in the program as current military supplies diminish and require replacement in the longer term.

Sighting systems revenues increased $0.9 million, or 90.0%, over the prior year, due to deliveries of the first series of production units against the five year M36 contract. We expect deliveries on sighting systems to continue at the higher rate as full production levels have been reached against the M36 contract. The first article inspection for this program was completed in the final quarter of fiscal 2012 and the first production ready units were submitted to the customer in December 2012. Deliveries against the program are contracted to continue at a rate of approximately $1.6 million per year thereafter through contract completion. The customer has agreed to accept an accelerated delivery schedule throughout the balance of the contract of up to $2.6 million per year, at no penalty to Optex or additional cost to the customer. Optex is currently reviewing the proposal for possible increases in fiscal year 2014 revenue and production resource requirements. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Increases in the other product lines were $1.4 million, or 175.0%, for the year ending September 29, 2013 compared to the year ending September 30, 2012. The higher revenue is primarily due to shipments of gunner head assemblies to Defense Logistics Agency for $1.1 million, completing the contract, and $0.3 million in revenues for new and development programs with several new customers related to optical cells and the Stryker Armored Vehicle Simulator periscopes. Revenues in the next twelve months are expected to decline by up to 30% from fiscal year 2013 levels due to the downturn in U.S. military spending combined with completion of the gunner head assemblies in fiscal year 2012.

Cost of Goods Sold. During the fiscal year ended September 29, 2013, we recorded cost of goods sold of $13.9 million as compared to $11.8 million during the fiscal year ended September 30, 2012, an increase of $2.1 million or 17.8%. The gross margin during the period ending September 29, 2013 was 18.7% of revenue as compared to a gross margin of 16.8% of revenue for the period ending September 30, 2012. The increased cost of sales and increase in gross margin percentage for the year as compared to the prior year is primarily due the increase in revenue of $2.8 million combined with a shift in product mix toward more profitable programs, primarily in the last fiscal quarter of 2013.

G&A Expenses.  During the fiscal year ended September 29, 2013, we recorded operating expenses of $3.0 million as opposed to $2.7 million during the period ending September 30, 2012, an increase of $0.3 million or 11.1%.  Operating expenses are higher than the previous year period due to increases in research and development expenses of $0.2 million and increased spending of legal expenses of $0.1 million, in support of services related to the outstanding Howitzer equitable adjustment claim, and an unsuccessful bid protest filed in 2013. We expect the spending level of general and administrative costs to decline by approximately $0.4 to $0.5 million in fiscal year 2014, primarily in research and development, legal expenses and other discretionary spending accounts in anticipation of lower revenue volume.

Operating Income (Loss).  During the period ending September 29, 2013, we recorded a net operating income of $0.26 million, as compared to an operating loss of ($0.30) million during the period ending September 30, 2012.  The change in operating income of $0.56 million is primarily due to higher gross margins of $0.8 million related to increased revenues on more profitable programs, partially offset with increased general and administrative spending of $(0.24) million.

Net Income (Loss) applicable to common shareholders.  During the period ended September 29, 2013, we recorded a net income of $0.14 million, as compared to a net loss of ($0.26) million for the period September 30, 2012. The change in net income of $0.40 million is primarily attributable to higher operating profit of $0.56 million offset by changes in the accrued dividends on preferred stock of $(0.11) million due to the waiver in February 2012 and increased deferred taxes of $(0.03) million and increased interest expense of $(0.02) million.

Liquidity and Capital Resources

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

As of September 29, 2013, the outstanding balance on the line of credit was $858 thousand.  For the years ended September 29, 2013 and September 30, 2012, the total interest expense against the outstanding line of credit balance was $42 thousand and $19 thousand, respectively.

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

Period of September 30, 2012 through September 29, 2013

 Cash and Cash Equivalents.  As of September 29, 2013, we had cash and cash equivalents of $0.9 million as compared to $1.7 million on September 30, 2012. We decreased cash and cash equivalents by $(0.8) million primarily due to increased accounts receivable related to timing of collections of $(1.3) million, and increased inventory in support of the new M36 Day night program of $(0.6) million offset by borrowing against the outstanding line of credit of $0.9 million and net income of $0.1 million. As of September 29, 2013 our outstanding balance on the line of credit was $0.9 million.

Net Cash (Used by) Provided by Operating Activities.  Net cash (used) by operating activities during the period beginning September 30, 2012 and ending September 29, 2013 totaled $(1.5) million. The primary uses of cash during this period were inventories purchased in support of the M36 Digital Day and Night Vision program of $(0.6) million and increases in accounts receivable of $(1.3) million related to timing of collections for fiscal quarter four shipments. These uses were offset by $0.1 million of net income and $0.3 million of positive cash impacts from other operating accounts.

Net Cash (Used) by Investing Activities.  In the twelve months ended September 29, 2013, total cash used in investing activities was $(0.91) due to the purchase of property and equipment for $(0.12) million and the amortization of prepaid royalties of $0.03 million of the prior year purchased patent license..

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $0.9 million during the twelve months ended September 30, primarily due to borrowing against the line of credit in fiscal year 2013.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems Inc. was awarded an $8.0 million contract with General Dynamics Land Systems - Canada which provides for milestone invoices up to a total of $3.9 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

The following table depicts the current contract milestone schedule as of September 29, 2013.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	—	125.6

Total Contract Milestones		$655.7	$3,268.1

Less: Liquidated Milestones (shipments)			(564.1)

Total Customer Advance Deposits/Milestones			$2,704.0

In year ending September 29, 2013, there was zero recognized revenue as a result of achieving substantive milestone events and Optex Systems, Inc. collected $575 thousand in customer deposits for completed milestones. In year ending September 30, 2012, Optex Systems, Inc. recognized $656 thousand of revenue as a result of achieving substantive milestone events and collected $2,720 thousand in customer deposits for completed milestones. As of September 29, 2013 all of the milestone events were completed and there were no unpaid/invoiced customer deposits related to the completed milestone events.

 Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 29, 2013, Optex Systems, Inc. had a balance of $2.7 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $0.8 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.9 million related long term customer advance deposits for deliveries occurring after September 2014.

Estimated Costs at Completion and Accrued Loss on Contracts:  Optex Systems Holdings reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates at completion. Estimates at completion include Optex Systems Holdings’ incurred costs to date against the contract/order plus management’s current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order.

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

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 29, 2013 and September 30, 2012, the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

Recent Accounting Pronouncements.

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the interim period ending March 30, 2014. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2013-11 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. (the Company) as of September 29, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 29, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Optex Systems Holdings, Inc. as of and for the year ended September 30, 2012 were audited by other auditors whose report dated December 19, 2012 expressed an unqualified opinion on those consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of September 29, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
______________________

December 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optex Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Optex Systems Holdings, Inc. (the Company) as of September 30, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 19, 2012

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share data)
	September 29, 2013	September 30, 2012

ASSETS

Current Assets
Cash	$882	$1,653
Accounts Receivable	3,118	1,843
Net Inventory	7,579	7,094
Prepaid Expenses	36	28
Total Current Assets	$11,615	$10,618

Property and Equipment
Property Plant and Equipment	$1,704	$1,584
Accumulated Depreciation	(1,460)	(1,392)
Total Property and Equipment	$244	$192

Other Assets
Deferred Tax Asset - Long Term	$1,077	$1,157
Prepaid Royalties - Long Term	180	210
Security Deposits	21	21
Total Other Assets	$1,278	$1,388

Total Assets	$13,137	$12,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$989	$1,109
Accrued Expenses	706	754
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	769	776
Credit Facility	858	-
Total Current Liabilities	$3,347	$2,664

Other Liabilities
Customer Advance Deposits - Long Term	1,935	1,944

Total Other Liabilities	$1,935	$1,944

Total Liabilities	$5,282	$4,608

Stockholders’ Equity
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,016 and 1,027 series A preferred issued and outstanding, respectively. Preferred shares had a liquidation preference of $6,970,105 at September 29, 2013.)	—	—
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 157,346,607 and 152,346,607 shares issued and outstanding, respectively)	$157	$152
Additional Paid-in-capital	17,922	17,799
Retained Earnings (Deficit)	(10,224)	(10,361)

Total Stockholders’ Equity	$7,855	$7,590

Total Liabilities and Stockholders’ Equity	$13,137	$12,198

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except common share data)
	Twelve months ended
	September 29, 2013	September 30, 2012

Revenues	$17,070	$14,254

Total Cost of Sales	13,861	11,849

Gross Margin	$3,209	$2,405

General and Administrative	2,950	2,705

Operating Income (Loss)	$259	$(300)

Other Expenses

Interest Expense - Net	42	19
Total Other	$42	$19

Income Before Taxes	$217	$(319)

Deferred Income Taxes (Benefit)	80	48

Net Income (Loss) After Taxes	$137	$(367)

Less preferred stock dividend (accrued) waived	$—	$106

Net income (loss) applicable to common shareholders	$137	$(261)

Basic income (loss) per share	$0.0009	$(0.0018)

Weighted average common shares outstanding - Basic	154,997,706	143,496,377

Potentially diluted income (loss) per share	$0.0002	$(0.0018)

Weighted average common shares outstanding - Potentially diluted	904,749,343	143,496,377

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 29, 2013	September 30, 2012

Cash flows from operating activities:
Net income (loss)	$137	$(367)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	69	165
Provision for allowance for inventory valuation	149	328
(Increase) decrease in deferred tax asset (net of valuation allowance)	80	48
Noncash interest expense (income)	—	(16)
Stock option compensation expense	128	152
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,276)	549
(Increase) decrease in inventory (net of progress billed)	(634)	(3,334)
(Increase) decrease in prepaid expenses	(8)	(11)
Increase (decrease) in accounts payable and accrued expenses	(165)	612
Increase (decrease) in customer advance deposits	(16)	2,720
Increase (decrease) in accrued estimated loss on contracts	(2)	2
Total adjustments	$(1,675)	$1,215
Net cash (used in)/provided by operating activities	$(1,538)	$848

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	30	(210)
Purchased of property and equipment	(121)	(96)
Net cash (used in) provided by investing activities	$(91)	$(306)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	858	(507)
Proceeds from issuance of common stock	—	50
Proceeds from warrant exercise	—	54

Net cash (used In) provided by financing activities	$858	$(403)

Net increase (decrease) in cash and cash equivalents	$(771)	$139
Cash and cash equivalents at beginning of period	1,653	1,514
Cash and cash equivalents at end of period	$882	$1,653

Supplemental cash flow information:
Cash paid for interest	$42	$35

Supplemental noncash financing information:
Exchange of preferred stock for common stock	$50	$25

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common	Series A			Additional		Total
	Shares	Preferred	Common	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Series A Stock	Capital	Earnings	Equity

Balance at October 2, 2011	139,444,940	1,027	$139	$1	17,662	(10,100)	7,702
Stock Option Compensation Expense					152		152
Accumulated Dividends on Preferred Stock					(106)	106	—
Sales of Common Stock	5,000,000		5		45		50
Conversion of Preferred Stock	2,500,000	(4)	$3	$(1)	$(3)		$(1)
Exercise of Warrants	5,401,667	—	5		49		54
Net loss						(367)	(367)

Balance at September 30, 2012	152,346,607	1,023	$152	$—	$17,799	$(10,361)	$7,590

Stock Option Compensation Expense					128		128
Conversion of Preferred Stock	5,000,000	(7)	$5	$—	$(5)		$—
Net income						137	137

Balance at September 29, 2013	157,346,607	1,016	$157	$—	$17,922	$(10,224)	$7,855

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

On October 14, 2008, certain senior secured creditors of Irvine Sensors Corporation, Longview Fund, L.P. (Longview) and Alpha Capital Anstalt formed Optex Systems, Inc., which acquired all of the assets and assumed certain liabilities of Optex Systems, Inc., a Texas corporation (“Optex Systems, Inc. (Texas)”), and a wholly-owned subsidiary of Irvine Sensors Corporation, in a transaction that was consummated via purchase at a public auction. Following this asset purchase, Optex Systems, Inc. (Texas) remained a wholly-owned subsidiary of Irvine Sensors Corporation.

On February 20, 2009, Sileas Corporation (Sileas), a newly-formed Delaware corporation, owned by present members of Optex Systems Holdings’ management, purchased 100% of Longview’s equity and debt interest in Optex Systems, Inc. (Longview’s interest in Optex Systems, Inc. then representing 90% of the issued and outstanding common equity interests in Optex Systems, Inc.), in a private transaction.

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of September 29, 2013, Optex Systems Holdings operated with 63 full-time equivalent employees.

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

Fiscal Year:  Optex System Holdings’ fiscal year ends on the Sunday nearest September 30.  Fiscal year 2013 ended on September 29, 2013 and included 52 weeks.  Fiscal year 2012 ended on September 30, 2012 and included 52 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended September 29, 2013 and September 30, 2012. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

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

Optex Systems Holdings’ revenues and accounts receivables for fiscal year ended September 29, 2013 are derived from sales to U.S. government agencies (30%), General Dynamics (47%), BAE Systems (12%), and other contractors (11%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of September 29, 2013, Optex Systems Holdings had an allowance for doubtful accounts of $15 thousand for non U.S. government account balances greater than 120 days. As the customer base was primarily U.S. government and government prime contractors, Optex Systems Holdings had concluded that there was no need for an allowance for doubtful accounts for the year ended September 30, 2012.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal years 2013 there was $15 thousand, and in 2012, there was zero in bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of September 29, 2013 and September 30, 2012 inventory included:

	(Thousands)
	As of September 29, 2013	As of September 30, 2012

Raw Materials	$6,856	$5,749
Work in Process	1,901	1,890
Finished Goods	115	599
Gross Inventory	$8,872	$8,238
Less:
Unliquidated Progress Payments	(62)	(62)
Inventory Reserves	(1,231)	(1,082)
Net Inventory	$7,579	$7,094

Total net inventory increased $485 thousand during the year ended September 29, 2013. The increased net inventory is primarily related to purchases in support of the 5 year General Dynamics M36 contract awarded in October 2011.

Optex Systems Holdings conducts an annual work in process inventory in the fourth quarter of each fiscal year and cycle counts raw material and finished goods on a monthly basis.  The accounting records are adjusted to reflect any changes in the physical inventory valuation as compared to the book carrying values based on the results of the physical inventory and cycle counts.  In 2013, Optex Systems Holdings recognized a net inventory adjustment of $74 thousand as compared to a net inventory adjustment in the period ending September 30, 2012 of $166 thousand.  The 2013 adjustment in inventory, was primarily attributable to favorable cost of sales adjustment from improvements in estimated contract gross margins due to lower hours and manufacturing overhead spending as compared to previous projected rates. The 2012 adjustment was primarily attributable to favorable spending in manufacturing overhead resulting in lower cost of sales as compared to estimated rates. Inventory reserves for excess and obsolete inventory increased by $149 thousand over prior year reserve balances primarily due to increases in excess inventory related to completion of the gunner head assembly in 2013.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 29, 2013 and September 30, 2012, the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

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

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings adopted the provisions of FASB ASC 360-10, “ Accounting for the Impairment or Disposal of Long-lived Assets. ”  This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems, Inc. was awarded an $8.0 million contract with General Dynamics Land Systems - Canada that provides for milestone invoices up to a total of $3.9 million as outlined in the summarized contract table below. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

The following table depicts the current contract milestone schedule as of September 29, 2013.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	—	125.6

Total Contract Milestones		$655.7	$3,268.1

Less: Liquidated Milestones (shipments)			(564.1)

Total Customer Advance Deposits/Milestones			$2,704.0

In year ending September 29, 2013, there was zero recognized revenue as a result of achieving substantive milestone events and Optex Systems, Inc. collected $575 thousand in customer deposits for completed milestones. In year ending September 30, 2012, Optex Systems, Inc. recognized $656 thousand of revenue as a result of achieving substantive milestone events and collected $2,720 thousand in customer deposits for completed milestones. As of September 29, 2013 all of the milestone events were completed and there were no unpaid/invoiced customer deposits related to the completed milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 29, 2013, Optex Systems, Inc. had a balance of $2.7 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $0.8 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.9 million related long term customer advance deposits for deliveries occurring after September 2014.

Estimated Costs at Completion and Accrued Loss on Contracts:  Optex Systems Holdings reviews and reports on the performance of its contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates at completion. Estimates at completion include Optex Systems Holdings’ incurred costs to date against the contract/order plus management’s current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $700,000.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 29, 2013 and September 30, 2012, Optex Systems had no booked orders that fell under this criterion.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the income tax expense and pretax accounting income is primarily attributable non-deductible expenses representing permanent timing differences between book income and taxable income during the twelve months ended September 29, 2013 of ($6) thousand.

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

For the twelve months ended September 29, 2013, 1,016 shares of Series A preferred stock, 48,247,649 stock options and 4,547,000 warrants were included as potentially dilutive. For the twelve months ended September 30, 2012, 1,023 shares of Series A preferred stock, 48,477,649 stock options and 4,547,000 warrants were excluded as anti-dilutive due to the net loss attributable to common shareholders during the year.

Note 3 - Recent Accounting Pronouncements

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As such, Optex Systems Holdings is required to adopt these provisions at the beginning of the interim period ending March 30, 2014. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2013-11 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

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

Note 4 - Property and Equipment

A summary of property and equipment at September 29, 2013 and September 30, 2012 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 29, 2013	Year Ended September 30, 2012
Property and Equipment
Furniture and Equipment	3-5yrs	$257	$253
Machinery and Equipment	5 yrs	1,171	1,077
Leasehold Improvements	7 yrs	276	254
Less: Accumulated Depreciation		(1,460)	(1,392)
Net Property & Equipment		$244	$192

Depreciation Expense		$69	$165

Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2013 is $19 thousand and $50 thousand, respectively. Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2012 is $106 thousand and $59 thousand, respectively and included $101 thousand of additional depreciation expense related to changes in net book values and estimated remaining lives.

Note 5 – Accrued Liabilities

The components of accrued liabilities for the years ended September 29, 2013 and September 30, 2012 are summarized below:

	(Thousands)
	Year Ended September 29, 2013	Year Ended September 30, 2012

Deferred Rent Expense	$44	$68
Accrued Vacation	199	174
Property Taxes	29	27
Franchise Taxes	—	7
Operating Expenses	305	339
Payroll & Payroll Related	129	139
Total Accrued Expenses	$706	$754

Note 6 - Commitments and Contingencies

Leases

Pursuant to a lease amendment effective January 4, 2010, Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring July 31, 2015. See Note 14 - Subsequent events. There are several non-cancellable operating leases for office and manufacturing equipment.   Total expenses under facility lease agreements for the fiscal year ended September 29, 2013 was $312 thousand and included $13 thousand related to a six month short term lease expiring in January 2014.  Total expenses for manufacturing and office equipment for the year ended September 29, 2013 was $18 thousand.  Total expenses under facility lease agreements for the fiscal year ended September 30, 2012 was $285 thousand and total expenses for manufacturing and office equipment was $13 thousand.

At September 29, 2013, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space were as follows:

Operating Leases (Thousands)
Fiscal Year
2014	$277
2015	212

Total minimum lease payments	$489

Pursuant to the terms of the amendment to the facilities lease, there was no base rent payment due from January 1, 2010 through July 31, 2010, and the total value of this rent abatement was $134 thousand.  The value of the deferred rent expense has been amortized monthly at a rate of $2 thousand per month over the life of the lease.  The total unamortized deferred rent as of September 29, 2013 was $44 thousand.  Commencing on August 1, 2010, the base rent payment was $19 thousand per month and increased to $20 thousand per month on August 1, 2013 through the end of the lease on July 30, 2015.

As described further in Note 14 – Subsequent Events, on December 10, 2013, the company executed a lease extension on its Richardson, TX lease through March 2021.

Note 7 - Transactions with a Related Party

There were no transactions with Related Parties during fiscal years 2013 or 2012 except as described below in Note 8 Debt Financing.

Note 8 - Debt Financing

Related Parties

Acquisition by Sileas Corporation on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware).  Currently, Sileas is the majority owner of Optex Systems Holdings.

Secured Promissory Note Due February 20, 2014/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings, executed and delivered to Longview, a Secured Promissory Note, originally due February 20, 2012 in the principal amount of $13.5 million. The note was extended on November 22, 2011 until February 20, 2014 in exchange for and extension fee of $270 thousand. The note balance as of September 29, 2013 was $13.8 million. See also, Note 14 – Subsequent events.

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

Credit Facility – Avidbank (formerly known as Peninsula Bank Business Funding)

On March 22, 2011, Optex Systems Holdings, Inc. amended its revolving credit facility with Avidbank, which provided up to $1 million in financing against eligible receivables. The line expired on March 15, 2012. Subsequently, in April 2012, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is July 15, 2014. The facility provides up to $1 million in financing against eligible receivables for up to two years. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 3.5% (3.25% at September 29, 2013). The additional minimum interest payment requirement has been eliminated.

•	Interest shall be paid monthly in arrears.

•	The loan period is from July 15th through July 14th of the following year, beginning with the period of July 15, 2012 through July 14, 2013 and a revolving loan maturity date of July 14, 2014, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	A renewal fee of $10,000 is due on the 15th day of April each year beginning with April 15, 2012.

•	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

•	The facility contains a requirement for the Company to maintain a zero balance on the revolving line for a period of at least 30 consecutive days during each loan period.

As of September 29, 2013, the outstanding balance on the line of credit was $858 thousand.  For the years ended September 29, 2013 and September 30, 2012, the total interest expense against the outstanding line of credit balance was $42 thousand and $19 thousand, respectively.

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

As of September 29, 2013, 17,700,149 of awarded stock options had vested and 504,000 shares had been forfeited due to employee turnover. As of September 30, 2012, 2,241,899 of the awarded stock options had vested and 274,000 shares had been forfeited due to employee turnover. The vested options as of September 29, 2013 include 3,750,000 shares that were vested early as a result a board resolution on January 3, 2013 regarding the resignation of Ronald Richards, which was effective December 31, 2012. The total vested options for Ronald Richards of 5,000,000 shares were extended to expire on December 31, 2014.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $128 thousand and $152 thousand for the fiscal years ended September 29, 2013 and September 30, 2012, respectively and was charged as general and administrative compensation expense for each of the respective fiscal years. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the year ended September 29, 2013, estimated deferred tax assets related to option compensation costs were $43 thousand and have been recorded for the tax effect of the financial statement expense.  For the year ended September 30, 2012 the estimated deferred tax assets related to option compensation costs were $52 thousand and have been recorded for the tax effect of the financial statement expense.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 09/29/13	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2015
Total	48,751,649		48,247,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 2, 2011	2,527,649	$—	3.38	—
Granted – 2012	46,070,000	$0.01	5.94	$322
Forfeited – 2012	(120,000)	$—	—	—
Exercised – 2012	—	$—	—	—
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	(230,000)	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of September 29, 2013	48,247,649	$—	3.56	—

Exercisable as of September 30, 2012	2,241,899	$—	1.95	$—

Exercisable as of September 29, 2013	17,700,149	$—	2.75	$—

There were no new options granted and zero options exercised during the year ended September 29, 2013.

There were 46,070,000 new options granted and zero options exercised during the year ended September 30, 2012. The total intrinsic value of outstanding options as of September 29, 2013 was $0.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 2, 2011	1,023,334	$0.15
Non-vested granted — year ended September 30, 2012	46,070,000	$0.01
Vested — year ended September 30, 2012	(737,584)	$0.12
Forfeited — year ended September 30, 2012	(120,000)	$0.01
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — year ended September 29, 2013	—	$—
Vested — year ended September 29, 2013	(15,458,250)	$0.01
Forfeited — year ended September 29, 2013	(230,000)	$0.01
Non-vested as of September 29, 2013	30,547,500	$0.01

As of September 29, 2013, the unrecognized compensation cost for share based compensation arrangements granted under the plan was approximately $144 thousand.  These costs are expected to be recognized on a straight line basis through December 8, 2018. The total fair value of options and shares vested during the year ended September 29, 2013 was $180 thousand.

There were no equity instruments issued to consultants and vendors in fiscal years 2012 and 2013.

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

As of September 29, 2013, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 9/29/13	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	2,730,000	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Longview Fund Allonge Agreement	1/5/2010	100,000	$0.150	—	—	3 years
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,948,667		4,447,000

There were 100,000 warrants with an exercise price of $0.15 per warrant, granted to the Longview Fund on January 5, 2010 in exchange for an allonge agreement, which expired on January 4, 2013, unexcercised. During the year ended September 29, 2013 and year ended September 30, 2012, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 30, 2012.

During the periods ended September 29, 2013 and September 30, 2012, Optex Systems Holdings recorded a total of $0 and $0 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of zero as of September 29, 2013.  These warrants are included in the computation of weighted average of shares for year ended September 29, 2013 as it would be potentially dilutive, but are excluded in the computation of weighted average of shares for year ended September 30, 2012 as it would be anti-dilutive due to the net loss attributable to common shareholders incurred during the year.

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

There were no new issues of common or preferred stock during the year ended September 29, 2013. During the year ended September 30, 2012, there were no other issues of common or preferred stock.

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

As of July 3, 2011, the preferred shareholders agreed to waive the past dividends in arrears through July 3, 2011 of $884 thousand, in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand.

As of September 29, 2013, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares. As of the year ended September 30, 2012 and as a result of the executed waiver dated February 21, 2012, there were no recorded preferred dividends payable and Optex Systems Holdings reversed the previously recorded preferred dividends payable of $106 thousand.

On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares into 2,500,000 shares of common stock. On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock into 5,000,000 shares of common stock.

Note 12 - Income Taxes

The income tax provisions as of September 29, 2013 and September 30, 2012 include the following:

	(Thousands)
	2013	2012
Current income tax expense:
Federal	$—	$—
State
	$—	$—
Deferred income tax provision (benefit):
Federal	$80	$(105)
State
Change in valuation allowance	—	153

Provision for (Benefit from) income taxes, net	$80	$48

The income tax provision for Optex Systems as of September 29, 2013 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2013	%	2012	%

Tax provision (benefit) at statutory federal rate	$74	34%	$(109)	(34)%
Nondeductible expenses	6	3%	—	0%
Change in valuation and other	—	—	157	49%
Provision for (Benefit from) income taxes, net	$80	37%	$48	15%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset - Long Term
	As of September 29, 2013	As of September 30, 2012

Stock Options	$171	$128
Inventory Reserve	189	139
Unicap	50	47
Contract Loss Reserve	(279)	(279)
Fixed assets	27	26
Goodwill Amortization	1,773	1,934
Intangible Asset Amortization	915	1,007
Net Operating Losses	917	848
Other	(47)	(54)
Subtotal	$3,716	$3,796
Valuation allowance	(2,639)	(2,639)
Net deferred asset (liability)-long term	$1,077	$1,157

As of September 29, 2013, the Company has a net operating loss of approximately $2,698 thousand as compared to a net loss carryforwards of $2,494 thousand available as of September 30, 2012.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in September 29, 2013, September 30, 2012 and October 2, 2011 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

There were no income taxes paid the fiscal year ended September 29, 2013, and there were no income taxes paid the fiscal year ended September 30, 2012.

Note 13 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal year ending September 29, 2013, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. For the fiscal year ending September 30, 2012, effective as of January 1, 2012, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended September 29, 2013 and September 30, 2012 $74 thousand and $56 thousand, respectively.

Note 14 — Subsequent Events

•	On November 27, 2013, the Company was notified that Sileas Corp. and the Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two year period ending on February 20, 2016. In exchange for the extension, Sileas Corp. agreed to pay the Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note. As a result of the amendment, the principal amount of the Note was increased by $275 thousand to $14.1 million as of November 27, 2013, 2013.
•	On December 10, 2013 Optex Systems Holdings executed a lease amendment, renewing its Richardson, TX lease, effective as of December 10, 2013. Under the terms of the amendment:
o	The lease term is extended until March 31, 2021.
o	The annual base rent rate is as follows: from 1/1/14 -3/31/14, $0.00 per square foot; from 4/1/2010 – 3/31/2018, $5.45 per square foot; from 4/1/2018 – 3/31/2019, $5.65 per square foot; from 4/1/2019 – 3/31/2020, $5.85 per square foot; and from 4/1/2020 – 3/31/2021, $6.05 per square foot.
o	A $0.35 million HVAC improvement allowance is included.

•	On December 19, 2013 , the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000,000 to 75,000,000 and authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The options have an exercise price of $0.01 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Resignation of Current Independent Registered Public Accounting Firm

On August 28, 2013, Optex Systems Holdings, Inc., a Delaware corporation (“Company”) dismissed EFP Rotenberg, LLP (“EFPR”) as its independent registered public accounting firm. The decision to dismiss EFPR was made by the Company’s Board of Directors on August 28, 2013, due to the fact that the Company does not currently have an Audit Committee.

EFPR’s reports on our financial statements for the years ended October 2, 2011 and September 30, 2012 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years ended October 2, 2011 and September 30, 2012 and through August 28, 2013, the date of EFPR’s dismissal, we had no disagreements (as defined in Item 304 of Regulation S-K) with EFPR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EFPR’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection any opinion to the subject matter of the disagreement. Furthermore, during the period of EFPR’s retention, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

We provided EFPR with a copy of the disclosures made in the current report on Form 8-K (the “Report”) filed with the Securities and Exchange Commission on August 29, 2013. EFPR furnished a letter addressed to the Securities and Exchange Commission stating whether it agreed with our statements made in the Report..

Engagement of PMB Helin Donovan, LLP

On August 28, 2013, our Board of Directors engaged PMB Helin Donovan, LLP (“PMB”), which is an independent registered public accounting firm registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During the two most recent fiscal years, and through August 28, 2013, neither the Company nor anyone on our behalf consulted PMB regarding either (i) the application of accounting principles to a specified transaction regarding the Company, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 29, 2013, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 29, 2013, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 29, 2013. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 29, 2013.  We have thus concluded that our internal control over financial reporting was effective as of September 29, 2013.

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

Our Company is led by Danny Schoening, who has served as COO since 2009 and was appointed CEO in 2013, and by Merrick Okamoto who has served on our Board since 2009 and was appointed Chairman in 2013. Our board of directors consists of three directors. The board has an inactive audit committee, as further discussed below, and has no other committees due to its small size.

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

The following table sets forth certain information with respect to the directors and executive officers of Optex Systems Holdings:

Name	Age	Position

Stanley A. Hirschman	67	President, Secretary, Treasurer & Director

Merrick D. Okamoto	53	Chairman of the Board and Director

Danny Schoening	49	Chief Executive Officer, Chief Operating Officer and Director

Karen L. Hawkins	48	Vice President of Finance and Controller

Stanley A. Hirschman. Mr. Hirschman served as a Director and President of Optex Systems, Inc. (Delaware) since September 28, 2008 and assumed the same roles on behalf of Optex Systems Holdings on March 30, 2009, in which roles he is committed to providing Optex his management experience and provides direction and oversight of other executive officers and management. From 1997 to 2009, he was president of CPointe Associates, Inc., a Plano, Texas consulting group, and provided consulting and governance services to small public companies. Since February 2009 he has been the majority beneficial owner of Sileas Corp, the majority shareholder of Optex Systems Holdings. During the past five years, Mr. Hirschman has also sat on the Board of Directors of Axion Power International, Inc., Datascension, Inc. and South Texas Oil. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail software store chain, from 1989 until 1996. He has also held executive positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, regularly participates in the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Merrick D. Okamoto. Mr. Okamoto served as a Director of Optex Systems, Inc. (Delaware) since October 2008 and has served as a Director of Optex Systems Holdings since March 30, 2009 and was appointed Chairman in 2013. In 2001, Mr. Okamoto co-founded Viking Asset Management, LLC and is the President and a Managing Member. Viking Asset Management is the investment advisor to Longview Fund, LP and Longview Fund International, Ltd. Limited partners in Viking’s family of funds are comprised of institutions, private banks, family offices and high net worth individuals from around the world. Mr. Okamoto has completed financings for hundreds of public and private companies across a broad array of industries and sectors. In 1998, Mr. Okamoto co-founded and was the President of TradePortal.com, Inc. TradePortal.com, Inc. is a software development company and its wholly owned subsidiary, TradePortal Securities, Inc., a direct access execution brokerage firm. Mr. Okamoto was instrumental in developing the proprietary Trade Matrix™ software platform. In 2000, TradePortal.com, Inc. sold a minority stake to Thomson Reuters (TRI:NYSE), a US $12 billion revenue company. In 1995, he founded First Stage Capital, Inc. which specializes in consulting to public and private companies. From 1983 to 1994, he was employed in the securities industry with Shearson Lehman Brothers, Prudential Securities and Paine Webber. Mr. Okamoto is widely recognized as an advanced trader specializing in short-term trading and has more than 25 years of extensive experience in technical market analysis techniques and has been a frequent speaker at national trading venues. From 1987 to 1990, he created and hosted the television program, The Income Report in Los Angeles. He has also appeared on CNN and The MacNeil-Lehrer Report.

Danny Schoening. Mr. Schoening joined Optex Systems, Inc. (Texas) in January 2008. Upon the acquisition of the assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware), Mr. Schoening became the COO of Optex Systems, Inc. (Delaware) (as of September 28, 2008) and he commenced service with Optex Systems Holdings as its Chief Operating Officer as of the date of the reorganization, March 30, 2009 and was appointed Chief Executive Officer and as a Director in 2013. He has been instrumental in establishing the systems and infrastructure required to continue Optex System’s rapid growth. This activity was rewarded with Optex System’s recent ISO9001:2000 Certification. From February 2004 to January 2008, Danny was the Vice President of Operations for The Finisar Corporation AOC Division for 4 years where he led a team of up to 200 employees to produce vertical cavity lasers for the data communications industry at production rates of hundreds of thousands of units per week. Prior to Finisar, Danny was the Director of Operations for multiple divisions of Honeywell International. Serving the Automotive, Medical, Aerospace, and Consumer Commercial Markets. During this 17 year period, Danny was recognized with Honeywell’s Lund Award, their highest award for developing employee resources. Danny has a broad experience level in the following technologies: Mechanical Assembly Processes, Micro-Electronic Assembly Processes, Laser Manufacturing, Plastic Molding, Metal Machining, Plating, Thick Film Printing, Surface Mount Technology, Hall Effect Technology and MEMS based Pressure Devices. Danny received a Bachelors of Science in Manufacturing Engineering Technology from the University of Nebraska, an MBA from Southern Methodist University, and holds three U.S. patents.

Karen L. Hawkins. Ms. Hawkins has served Optex Systems Holdings as its Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins became a Certified Public Accountant in 1992 and has over 25 years’ experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 18 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics – Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March , 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986.

Family Relationships

There are no family relationships among the officers and directors.

Presiding Director

Our Chairman, Merrick Okamoto, acts as the presiding director at meetings of our board of directors. In the event that Mr. Okamoto is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the directors in attendance.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In 2013 all directors attended a minimum of 75% of the meetings of the board of directors.

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

Board Meetings

We are incorporated under the laws of the State of Delaware. The interests of our stockholders are represented by the board of directors, which oversees our business and management.

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held two meetings (including special meetings) and took action by unanimous written consent zero times during our fiscal year ended September 29, 2013.

Board Committees

At this time, the board of directors currently has an inactive audit committee which did not meet in fiscal year 2013. Should an audit committee be constituted, a charter of that committee will then be presented to the board of directors for approval..

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

Board Independence

Our board of directors has determined that one of our directors would meet the independence requirements of the NYSE MKT, if such standards applied to the Company. In the judgment of the board of directors, none of our directors meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

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

Name and					Option	All Other
Principal		Salary	Bonus	Stock	Awards ($)	Compensation	Total
Position	Year	($)	($)	Awards ($)	(1)	($)	($)
Stanley A. Hirschman,	2013	79,334	—		7,968		87,302
President	2012	$90,001	$—	$—	$6,579	$—	$96,580
	2011	$84,836	$225	$—	$—	$—	$85,061

Danny Schoening,	2013	218,856	—		5,115		223,971
CEO	2012	$232,076	$48,092	$—	$23,514	$—	$303,682
	2011	210,184	300	—	$21,177	$—	$231,661

Karen Hawkins	2013	160,178	7,839		16,636		184,653
VP Finance / Controller	2012	$160,609	$34,312	$—	$20,602	$—	$215,523
	2011	$149,294	$7,694	$—	$12,991	$—	$169,979

1	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2011 through fiscal 2013, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2013 audited financial statements.

Option Grants in Last Fiscal Year

There were no plan based awards made to our named executive officers during the fiscal year ended September 29, 2013.

On December 19, 2013 , the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000,000 to 75,000,000 and authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The options are exercise prices of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company.

Employment Agreement

Optex Systems Holdings entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term would have expired on December 1, 2011, but has automatically renewed through December 1, 2014. The term of the agreement shall be automatically extended for successive 18 month periods, unless Optex Systems Holdings shall provide a written notice of termination at least ninety (90) days, or the Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, Optex Systems Holdings paid to Schoening a base salary at the annual rate of $190,000, and his base salary for the first renewal term has continued at the same rate. On December 9, 2011, the Board of Directors of Optex Systems Holdings authorized a six percent increase in Schoening’s base salary effective January 1, 2012.  On December 19, 2013, the Board of Directors of Optex Systems Holdings authorized a five percent increase in Schoening’s base salary effective January 1, 2014. Schoening was paid a one-time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,414,649 options to purchase common stock of Optex Systems Holdings at an exercise price of $0.15 per share at the time of the closing of the reorganization.

On each subsequent renewal date of the commencement of employment, Schoening’s base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine. During the term of the agreement, Schoening shall be entitled to receive bonuses of up to 30% of his base salary per year at the discretion of Optex Systems Holdings’ Board of Directors pursuant to performance objectives to be determined by the Board of Directors. Any bonuses shall be payable in cash and shall be paid within ninety (90) days of any year anniversary of the date of the agreement. Upon closing of the reorganization, Optex Systems Holdings granted Schoening stock options equal to 1% of the issued and outstanding shares of Optex Systems Holdings immediately after giving effect to the reorganization, with 34% of the options having vested on March 30, 2010, and 33% of the options having vested on March 31, 2011 and 33% of the options having vested on March 31, 2012.

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

•	On December 19, 2013, pursuant to the compensation bonus agreement in the Board of Directors Resolution dated January 3, 2013, Danny Schoening, CEO, was awarded an executive compensation incentive bonus payout in the sum of $42 thousand.
•	On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. approved a performance based compensation bonus agreement for Danny Schoening, CEO, for the fiscal year ending September 28, 2014 with payout milestones from 5% to 25% for achieved revenues of $13 million through $20 million and EBITDA targets of $0 to $800 thousand.
•	On December 19, 2013 the Board of Directors of Optex Systems Holdings, Inc. authorized salary increase of 5% to Danny Schoening, CEO, effective January 1, 2014.

Optex Systems Holdings does not have any other employment agreements with its executive officers and directors.

Equity Compensation Plan Information

Optex Systems Holdings currently has an option compensation plan covering the issuance of options for the purchase of up to 75,000,000 shares, which was increased from 50,000,000 shares on December 19, 2013 The purpose of the Plan is to assist Optex Systems Holdings in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of Optex Systems Holdings and its subsidiaries, and directors and consultants of Optex Systems Holdings and its subsidiaries, to achieve long-term corporate objectives. There are 75,000,000 shares of common stock reserved for issuance under this Plan. As of September 29, 2013, Optex Systems Holdings had issued 48,751,649 share options under this Plan of which 504,000 shares had forfeited and 17,700,149 shares had vested as of September 29, 2013.  . On December 19, 2013 , the Board of Directors of Optex Systems Holdings, authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The outstanding options include 10,182,500 options that are currently vested and exercisable as of December 9, 2013. The vested options represent potential future cash proceeds to our company of $631,297.There are no additional options that will become vested and exercisable within 60 days. The remaining options will vest and become exercisable over the next two to four years. The following table provides summary information on our outstanding options as of December 19, 2013.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2009 Employee & officer plan options	2,517,649	$0.15	$377,647	—	$0.15	$—
FY2012 Employee & officer plan options (1)	10,365,000	$0.01	$103,650	10,365,000	$0.01	$103,650
FY2012 Directors plan options (1)	15,000,000	0.01	150,000	10,000,000	0.01	100,000
FY2014 Directors plan options (2)	—	0.01	—	20,000,000	0.01	200,000
FY2014 Employee & officer plan options (2)	—	0.01	—	5,000,000	0.01	50,000
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	27,882,649	$0.02	$631,297	45,365,000	$0.01	$453,650

(1)	Includes 15,182,500 options that were vested and exercisable as of fiscal year ended September 29, 2013 and 10,182,500 options that became vested and exercisable as of December 9, 2013. The FY2012 directors plan options include 5,000,000 options for Ron Richards, former director, which became fully vested as of December 31, 2012 pursuant to a January 3, 2013 Board of Directors resolution and acceptance of his resignation.
(2)	Options granted by the Board of Directors as of December 19, 2013

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards as of September 29, 2013

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	# Exercisable	# Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes

Danny Schoening	1,414,649	—	1,414,649	0.15	3/29/2016	(1)
	2,500,000	7,500,000	10,000,000	0.01	12/8/2018	(3)

Karen Hawkins	250,000		250,000	0.15	5/13/2016	(2)
	1,250,000	3,750,000	5,000,000	0.01	12/8/2018	(3)

Stan Hirschman	1,250,000	3,750,000	5,000,000	0.01	12/8/2018	(3)

(1)	Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger. Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years. As of September 29, 2013 100% of the options had vested.

(2)	Options granted on May 14, 2009 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years. As of September 29, 2013 100% of the options had vested.
(3)	Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of September 29, 2013 25% of the options had vested and an additional 25% of the total granted options had vested and became exercisable on December 9, 2013.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 29, 2013.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 29, 2013.

Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)(3)	($)	Earnings ($)	($)	Total ($)
Ronald F. Richards (1)	$22,500	—	28,273	—	—	—	$50,773
Stanley A. Hirschman	—	—		—	—	—	—
Merrick Okamoto (2)	30,000	—	7,968	—	—	—	37,968
Danny Schoening	—	—		—	—	—	—

(1)	Director Fees paid monthly from October 2012 through December 2012. Mr. Richards was paid $2,500 monthly as an Independent Director, $2,500 monthly for serving as Chairman of the Audit Committee, and $2,500 monthly for serving as Chairman of the Board of Directors. He resigned effective December 31, 2012.

(2)	Director Fees paid monthly from October 2012 through September 2013. Mr. Okamoto is paid $2,500 monthly as an Independent Director.

(3)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2013, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2013 audited financial statements. Stanley A. Hirschman and Danny Schoening option awards have been separately reported as Executive Compensation on the summary compensation table.

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

With the exception of Mr. Hirschman and Danny Schoening, our directors are compensated separately for service as members of our board of directors. As of February 1, 2010, Mr. Hirschman was paid a salary from Optex Systems Holdings as disclosed in the executive compensation table above.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 29, 2013.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 19, 2013, we had 157,346,607 shares of common stock, and 1,016 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 19, 2013, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of December 19, 2013 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Optex Systems Holdings’ corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class	Name of Beneficial Owner	Number of Shares	Preferred Conversion (4)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Alpha Capital (1)	12,500,000	61,789,505	74,289,505	8.46%
	Sileas Corporation (2)(3)	102,184,347	635,267,484	737,451,831	83.98%

Directors and Officers:	Stanley Hirschman (2)(9)	104,684,347	635,267,484	739,951,831	84.27%
	Danny Schoening (5)(7)	108,598,996	635,267,484	743,866,480	84.71%
	Karen Hawkins (8)	2,750,000	—	2,750,000	0.31%
	Merrick Okamoto (6)(9)	4,450,000	—	4,450,000	0.51%

Directors and officers as a group (4 Individuals)		118,298,996	635,267,484	753,566,480	85.82%

1	Represents shares held by Alpha Capital Anstalt, which is located at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein
2	Represents shares held by Sileas of which Stanley Hirschman, a Director/Officer Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening.

3	Sileas’ ownership interest in Optex Systems Holdings has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Optex Systems Holdings’ common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.
4	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder. Sileas Corporation holds 926 of the preferred shares which are convertible into 635,267,484 common shares. Alpha Capital Anstalt owns the remaining 90 preferred shares convertible into 61,789,526 common shares.
5	Represents 102,184,347 shares held by Sileas of which Mr. Schoening, an Officer of Optex Systems Holdings, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.
6	Includes1,950,000 shares of Common Stock held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Okamoto, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.
7	Includes options to purchase 6,414,649 shares of our common stock which have vested and are currently exercisable.
8	Represents options to purchase 2,750,000 shares of our common stock which have vested and are currently exercisable.

9	Includes options for Mr. Merrick Okamoto along with Mr. Hirschman to purchase 2,500,000 shares each of our common stock which have vested and are currently exercisable

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

Secured Promissory Note Due February 20, 2016/Longview Fund, LP

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

On November 27, 2013 Sileas Corp. and the Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two year period ending on February 20, 2016. In exchange for the extension, Sileas Corp. agreed to pay the Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note. As a result of the amendment, the principal amount of the Note was increased by $275 thousand to $14.1 million as of November 27, 2013, 2013.

Alpha Capital Anstalt Stock Purchase and Preferred Shares Conversions

On February 22, 2012, Alpha Capital Anstalt bought 5,000,000 shares of Optex Systems Holdings restricted common stock at a purchase price of $0.01 per share for a total purchase price of $50,000. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000

Reorganization/Share Exchange

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended September 29, 2013 and September 30, 2012, respectively.

Fee Category	2013	2012
Audit Fees (1)	$100,500	$98,500

Audit-Related Fees-registration statement consents (2)	$7,237	$25,400

Tax Fees	$8,500	8,250

(1) Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 29, 2013 and September 30, 2012, respectively.

(2)  Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement. Includes $8,250 overpayment applied to 2013 audit related fees.

PART IV

Item 15 Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

Exhibit No.	Description
10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010 (10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (12)

10.31	Waiver of Series A preferred shareholders (14)

10.32	Form of Subscription Agreement (15)

10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011 (16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011 (19)

Exhibit No.	Description
10.35	Amendment to 2009 Stock Option Plan (17)

10.36	Amendment to the Articles of Incorporation (18)

10.37	Amendment to Credit Facility with Avidbank (20)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries – Optex Systems, Inc. (1)

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on July 23, 2010
(10)	Incorporated by reference from our Amendment No. 10 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011

(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended September 30, 2012, filed on March 27, 2012
(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 20, 2013

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 20, 2013

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto
Merrick Okamoto	Chairman and Director	December 20, 2013

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	December 20, 2013

/s/ Stanley A. Hirschman
Stanley A. Hirschman	President and Director	December 20, 2013

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 20, 2013

