Form 10-Q
period 2013-12-29
Optex Systems Holdings Inc
filed 2014-02-12
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2014: 157,346,607 shares of common stock.

 OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 29, 2013

2

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 29, 2013

3

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	(Thousands, except share data)

	December 29, 2013 (Unaudited)	September 29, 2013
ASSETS

Current Assets
Cash	$1,455	$882
Accounts Receivable	1,720	3,118
Net Inventory	7,062	7,579
Prepaid Expenses	64	36

Total Current Assets	10,301	11,615

Property and Equipment
Property Plant and Equipment	1,704	1,704
Accumulated Depreciation	(1,479)	(1,460)

Total Property and Equipment	225	244

Other Assets
Deferred Tax Asset - Long Term	1,082	1,077
Prepaid Royalties - Long Term	173	180
Security Deposits	21	21

Total Other Assets	1,276	1,278

Total Assets	$11,802	$13,137

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$775	$989
Accrued Expenses	377	706
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	720	769
Credit Facility	304	858
Total Current Liabilities	2,201	3,347

Other Liabilities
Customer Advance Deposits - Long Term	1,741	1,935

Total Other Liabilities	1,741	1,935

Total Liabilities	3,942	5,282

Stockholders' Equity
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,016 series A preferred issued and outstanding, respectively)	-	-
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 157,346,607 shares issued and outstanding, respectively)	157	157
Additional Paid-in-capital	17,940	17,922
Retained Earnings (Deficit)	(10,237)	(10,224)

Total Stockholders' Equity	7,860	7,855

Total Liabilities and Stockholders' Equity	$11,802	$13,137

The accompanying notes are an integral part of these financial statements.

 Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except common share data)
	Three months ended

	December 29, 2013	December 30, 2012

Revenues	$3,354	$3,850

Total Cost of Sales	2,736	3,152

Gross Margin	$618	$698

General and Administrative	629	635

Operating Income (Loss)	$(11)	$63

Other Expenses

Interest Expense - Net	7	-
Total Other	$7	$-

Income (Loss) Before Taxes	$(18)	$63

Deferred Income Taxes (Benefit)	(5)	22

Net income (loss) applicable to common shareholders	$(13)	$41

Basic and diluted income (loss) per share	$(0.0001)	$0.0003

Weighted average common shares outstanding	157,346,607	152,346,607

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended

	December 29, 2013	December 30, 2012

Cash flows from operating activities:
Net income (loss)	$(13)	$41

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19	18
(Increase) decrease in deferred tax asset (net of valuation allowance)	(5)	23
Stock option compensation expense	18	27
(Increase) decrease in accounts receivable	1,399	(96)
(Increase) decrease in inventory (net of progress billed)	517	(679)
(Increase) decrease in prepaid expenses	(28)	(48)
Increase (decrease) in accounts payable and accrued expenses	(544)	101
Increase (decrease) in customer advance deposits	(243)	397
Increase (decrease) in accrued estimated loss on contracts	-	(2)
Total adjustments	1,133	(259)
Net cash provided by (used in) operating activities	1,120	(218)

Cash flows from investing activities:
(Increase) decrease in prepaid royalties - long term	7	7
Purchases of property and equipment	-	(29)
Net cash provided by (used in) investing activities	7	(22)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(554)	-

Net cash (used In) provided by financing activities	(554)	-

Net increase (decrease) in cash and cash equivalents	573	(240)
Cash and cash equivalents at beginning of period	882	1,653
Cash and cash equivalents at end of period	$1,455	$1,413

Supplemental cash flow information:
Cash paid for interest	$7	$-

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of December 29, 2013, Optex Systems Holdings operated with 63 full-time equivalent employees.

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

In February 2009, Optex Systems Holdings’ ISO certification status was upgraded from 9001:2000 to 9001:2008, bringing Optex Systems Holdings into compliance with the ISO standards which were rewritten to align with ISO 14001.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Optex Systems Holdings and its wholly-owned subsidiary, Optex Systems, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Optex Systems Holdings believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 29, 2013 and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of December 29, 2013 and September 29, 2013, inventory included:

	(Thousands)
	As of December 29, 2013	As of September 29, 2013

Raw Materials	$6,095	$6,856
Work in Process	2,014	1,901
Finished Goods	184	115
Gross Inventory	$8,293	$8,872
Less:
Unliquidated Progress Payments	-	(62)
Inventory Reserves	(1,231)	(1,231)
Net Inventory	$7,062	$7,579

Net inventory decreased by $517 thousand during the three months ending December 29, 2013 primarily due to shipments from inventory against plastic periscopes and the M36 DDAN contract, offset with lower inventory purchases during the quarter.

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

The following table depicts the current contract milestone schedule as of December 29, 2013.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	9.7	125.6
Total Contract Milestones		$665.4	$3,268.1

Less: Liquidated Milestones (shipments)			(846.3)
Add: Other /unrelated customer advance deposits			39.6

Total Customer Deposits/Milestones			$2,461.4

In the three months ending December 29, 2013, Optex recognized zero revenue as a result of achieving substantive milestone events. During the three months ending December 30, 2012, Optex recognized $10 thousand of revenue as a result of achieving substantive milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of December 29, 2013, Optex Systems, Inc. had collected $2.4 million in customer advance deposits related to non-substantive milestones. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $0.7 million is related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.7 million is related to long term customer advance deposits for deliveries occurring after December 2014. As of December 29, 2013, the customer advance deposit balance was $2.5 million which included $2.4 million of the unliquidated milestones above and $0.1 million of advance customer payments for two unrelated customer orders.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended December 29, 2013.

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

For the three months ended December 29, 2013, 1,016 shares of Series A preferred stock, 73,247,649 stock options and 4,447,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three months ended December 30, 2012, 1,023 shares of Series A preferred stock, 48,477,649 stock options and 4,547,667 warrants were included in the dilutive earnings per share calculation.

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

Total expense under facility lease agreements as of the three months ended December 29, 2013 was $54 thousand, and total expense for manufacturing and office equipment was $6 thousand.  Total expense under facility lease agreements as of the three months ended December 30, 2012 was $74 thousand, and total expense for manufacturing and office equipment was $4 thousand.

As of December 29, 2013, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases
(Thousands)
Fiscal Year
2014	$140
2015	264
2016	260
2017	266
2018	271
2019	281
2020	291
2021	148
Total minimum lease payments	$1,921

The total unamortized deferred rent related to the prior lease agreement as of December 29, 2013 was zero as compared to $44 thousand as of September 29, 2013. During the three months ending December 29, 2013, Optex Systems Inc. recognized $44 thousand in unamortized deferred rent expense related to the previous lease agreement due to the December 10, 2013 lease amendment. Commencing on April 1, 2014, the base rent payment will be $20.4 thousand per month. Pursuant to the terms of the recent amendment to the facilities lease, there is no base rent payment due from January 1, 2014 through March 31, 2014, and the total value of the rent abatement to occur over the next three months is $61 thousand. The value of this deferred rent expense will be amortized at a rate of $0.7 thousand per month over the life of the lease.

Note 4 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. We expect the patent license to allow for development of future products in our digital line of periscopes. We are actively marketing the new periscopes, though we have yet to receive production orders utilizing the patent technology. We estimate the commercial life of the patent at 7 years. As of December 29, 2013, the balance of the patent license is $173 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three months ending December 29, 2013 was $7 thousand, and the amortized royalty expense for the three months ending December 30, 2012 was $7 thousand.

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

As of December 29, 2013, the outstanding balance on the line of credit was $304 thousand. For the three months ended December 29, 2013, the total interest expense against the outstanding line of credit balance was $8 thousand.  For the three months ended December 30, 2012, the total interest expense against the outstanding line of credit balance was zero.

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

On December 9, 2011, Optex Systems Holdings Board of Directors authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 46,070,000, options, of which 30,000,000 options were to Optex Systems Holdings officers and directors and 16,070,000 options to other Optex Systems Holdings employees. The options were granted at an exercise price of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of Optex Systems Holdings. The options were issued on January 2, 2012.

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

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $18 thousand and $27 thousand, for the three months ended December 29, 2013, and December 30, 2012, respectively. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three months ended December 29, 2013 and December 30, 2012, the estimated deferred tax assets related to option compensation costs were $6 thousand and $9 thousand, respectively. These tax effects have been included in the financial statements.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Optex Systems Holdings records its stock based compensation expense in accordance with ASC 718-10, “Compensation – Stock Compensation”. In estimating the value of stock options issued, management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  For options issued on December 19, 2013, the fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of December 19, 2013.  Further, Optex Systems Holdings used an expected volatility of 354.4% which was calculated using the historical Optex Systems Holdings stock prices over the prior 36 month trading period. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. As our assumptions are based on historical information, judgment is required to determine if historical trends are fair indicators of future outcomes.

The risk-free interest rates used of 1.1% to 2.3% were determined based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options of 4.5 to 7 years depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option grant.  Optex Systems Holdings determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future and the assumption that Optex Systems Holdings does not presently have any intention of paying cash dividends on its common stock.

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/30/13	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	275,750	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	11,432,500	12/08/2018	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2014
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2016
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2017
Total	73,751,649		73,247,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	(230,000)	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of September 29, 2013	48,247,649	$—	3.56	—
Granted – 2014	25,000,000	$0.01	—	—
Forfeited – 2014	—	$—	—	—
Exercised – 2014	—	$—	—	—
Outstanding as of December 29, 2013	73,247,649	$—	4.05	—

Exercisable as of September 29, 2013	17,700,149	$—	2.75	$—

Exercisable as of December 29, 2013	27,882,649	$—	2.67	$—

There were 25,000,000 new options granted in the three months ended December 29, 2013, and zero options exercised during the three months ended December 29, 2013.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — year ended September 29, 2013	—	$—
Vested — year ended September 29, 2013	(15,458,250)	$0.01
Forfeited — year ended September 29, 2013	(230,000)	$0.01
Non-vested as of September 29, 2013	30,547,500	$0.01
Non-vested granted — three months ended December 29, 2013	25,000,000	$0.01
Vested — three months ended December 29, 2013	(10,182,500)	$0.01
Forfeited — three months ended December 29, 2013	—	$—
Non-vested as of December 29, 2013	45,365,000	$0.01

As of December 29, 2013, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the plan was approximately $327 thousand.  These costs are expected to be recognized on a straight line basis through December 18, 2017.

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

As of December 29, 2013, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 12/29/13	Expiration Date	Term
Private Placement Stock Holders	3/30/2009	8,131,667	$0.450	2,730,000	3/29/2014	5 years
Finder Fee on Private Placement	3/30/2009	717,000	$0.165	717,000	3/29/2014	5 years
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		9,848,667		4,447,000

During the three months ended December 29, 2013 and the three months ended December 30, 2012, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 29, 2013.

Note 7 Stockholder’s Equity

Common stock:

On February 22, 2012, Alpha Capital Anstalt purchased 5,000,000 restricted shares of Common Stock of Optex Systems Holdings at a purchase price of $0.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was negotiated on February 2, 2012 when the stock price was $0.01. The $50,000 has been utilized by Optex Systems Holdings for operating expenses. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. There were no issues of common or preferred stock during the three months ended December 29, 2013. During the three months ended December 30, 2012 there were no new issues of common or preferred stock.

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

As of December 30, 2012, the preferred shareholders agreed to waive the past dividends in arrears through December 30, 2012 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended December 29, 2013 and December 30, 2012, there were no preferred dividends payable. As of September 29 and December 29, 2013 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860 into 2,500,000 shares of common stock at a conversion price of $0.01 per share for a total converted value of $25,000.On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. As a result of the conversions, Optex Systems had 1,016 of preferred shares outstanding as of December 29, 2013 and September 30, 2013 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at December 29, 2013 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 29, 2013 and our reviewed but unaudited financial statements and footnotes thereto for the quarter ended December 29, 2013, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies.  Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors.  Less than 1% of our current revenue is related to the resale of products substantially manufactured by others.  In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase)

that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete. Optex submitted an equitable adjustment request on the Howitzer Aiming Circle program due to significant design issues impacting the manufacturability of the product. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals. Pursuant to Rule 7 of the Rules of the Armed Services Board of Contract Appeals, on July 3, 2013, Optex Systems Inc. filed an amended complaint in support of its appeal of the denial of Optex’s Certified Request for Equitable Adjustment. The judge has allowed the amended complaint and recommended alternative dispute resolution which is currently under consideration by both parties. We expect the disposition and judicial resolution of the case to continue into the third fiscal quarter of this year. While we remain optimistic that Optex has a justifiable claim, we cannot predict whether the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Results of Operations

Backlog, as of December 29, 2013, was $10.4 million as compared to a backlog of $17.6 million as of December 30, 2012, representing a decrease of $7.2 million or 40.9%.  The following table depicts the current expected delivery by of all contracts awarded as of December 29, 2013 in millions of dollars.

Product Line	Qtr 2	Qtr 3	Qtr 4	2014	2015	2016	2017	Total
Periscopes	1.5	0.6	0.2	2.3	0.0	0.0	0.0	2.3
Sighting Systems	0.4	1.0	0.3	1.7	2.3	2.2	0.9	7.1
Other	0.6	0.1	0.3	0.9	0.1	0.0	0.0	1.0
Total	2.5	1.7	0.8	4.9	2.4	2.2	0.9	10.4

In the three months ending December 29, 2013, Optex Systems Holdings received $1.6 million in new orders consisting of $1.5 million in periscopes and $0.1 million in other product lines.

Three Months Ended December 29, 2013 Compared to the Three Months Ended December 30, 2012

Revenues. In the three months ended December 29, 2013, revenues decreased by $(0.5) million or (12.8)% from the respective prior period in 2012 as set forth in the table below (dollar amounts in millions):

	Three months ended
	(Millions)
Product Line	Dec 29, 2013	Dec 30, 2012	Variance	% Chg
Periscopes	$2.4	$3.3	$(0.9)	(27.3)
Sighting Systems	0.6	0.3	0.3	100.0
Other	0.4	0.3	0.1	33.3
Total	$3.4	$3.9	$(0.5)	(12.8)

There continues to be uncertainty in future U.S. military spending over the next 10 years pending Congressional resolution of the sequestration cuts to defense spending which began in fiscal year 2013. The potential ramifications of the circumstances surrounding the 2012 Congressional budget sequestration have resulted in yet more uncertainty and potential cuts in spending by the U.S. military, and we have had to explore other avenues of revenue. We continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog entering fiscal year 2014, we do not anticipate being able to fully offset the reduced government spending with alternative business in the next nine months.

Revenues decreased by $(0.9) million or (27.3)% on our periscope line during the three months ended December 29, 2013 as compared to the three months ended December 30, 2012. During the period, Optex Systems experienced lower revenue in plastic and glass periscopes due to reduced spending by the U.S. Government below prior year levels.

Sighting systems revenues increased $0.3 million or 100.0% over the same three months in the prior year due to increased deliveries and scope of work changes on the five year M36 contract. We expect deliveries on M36 sighting systems to increase to150% of prior year levels beginning in June 2014 due to an accelerated delivery schedule negotiated with the customer. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines increased by $0.1 million or 33.3% over revenues in the prior year period due to shipments of DCM sight assemblies to a U.S. customer.. We expect revenues in other product groups to decrease in the next three months as the DCM sight assemblies complete and fall below fiscal year 2013 revenue over the next three quarters by 25-40% based on current backlog demand and lower U.S. government orders in these product groups.

Cost of Goods Sold. During the three months ended December 29, 2013 and December 30, 2012, we recorded cost of goods sold of $2.7 million and $3.1 million, respectively. The gross margin during the three months ended December 29, 2013 was $0.6 million or 17.7% of revenues as compared to a gross margin of $0.7 million or 17.9% for the three months ended December 30, 2012. The slight decrease in gross margin percentage for the quarter, as compared to the prior year quarter, is primarily due to changes in product mix between the two periods.

G&A Expenses. During the three months ended December 29, 2013, we recorded operating expenses of $0.63 million as opposed to $0.64 million, during the three months ended December 30, 2012, a decrease of $0.01 million or 1.6%. Operating expenses are slightly lower than the previous year period due lower overall G&A spending in labor, fringes, consulting, travel and commissions of $0.08, offset by increases in research and development of $0.04 and legal expenses of $0.03 over the prior year period. We expect general and administrative expenses to decrease significantly over the balance of the fiscal year with planned reductions in legal expenses, research and development, and business development related expenses including salaries, commissions and travel expenses in order to mitigate the impact of lower revenue as a result of government spending cuts.

Operating Income (Loss). During the three months ended December 29, 2013, we recorded an operating loss of $(0.01) million, as compared to an operating income of $0.06 million during the three months ended December 30, 2012. The $(0.07) million reduction in operating income in the current year period over the prior year period is primarily due to lower revenue and the associated gross margin of $(0.08) million, offset with reduced general and administrative spending of $0.01.

Net Income (Loss) applicable to common shareholders. During the three months ended December 29, 2013, we recorded a net loss applicable to common shareholders of $(0.01) million as compared to net income applicable to common shareholders of $0.04 million during the three months ended December 30, 2012. The decrease in net income of $(0.05) million is primarily attributable to decreased operating income of $(0.07) million combined with favorable changes in deferred income taxes of $0.03 million offset with increased interest expense of $(0.01) million in the current year period as compared to the prior year.

Liquidity and Capital Resources

Cash Flows for the Period from September 29, 2013 through December 29, 2013

Cash and Cash Equivalents: As of December 29, 2013, we had cash and cash equivalents of $1.5 million. During the period from September 29, 2013 through December 29, 2013, we increased cash and cash equivalents by $0.6 million primarily attributable to decreased purchases and inventory and collections on open accounts receivable, which was partially offset by payments against the credit facility. We believe our resources and liquidity are sufficient for the next twelve months of operations.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from September 30, 2013 to December 29, 2013 totaled $1.1 million. The primary sources of cash during the period is the collection of outstanding September 2013 accounts receivable balances of $1.4 million, offset with reductions in customer advance deposits of $(0.2) million and other changes of $(0.01) million.

Net Cash Provided by Investing Activities. In the three months ended December 29, 2013, cash provided by investing activities was $0.01 million and primarily consisted of the decrease in prepaid royalties due to amortization of our patent license.

Net Cash (Used) in Financing Activities. Net cash used in financing activities was $(0.6) million during the three months ended December 29, 2013 due to the payment against the outstanding line of credit balance to Avidbank. The outstanding line of credit balance as of September 29, 2013 was $0.9 million. In the first three months of fiscal year 2014, $0.6 million of the accounts receivable proceeds were used to bring the ending outstanding line of credit balance to $0.3 million as of December 29, 2013.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended September 29, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 29, 2013, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 29, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against the Company.

Item 1A. Risk Factors

There have been no material changes in risk factors since the Form 10-K filed for the year ended September 29, 2013.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 12, 2014	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 12, 2014	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

