Form 10-Q
period 2014-06-29
Optex Systems Holdings Inc
filed 2014-08-08
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2014: 170,913,943 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 29, 2014

Part 1. Financial Information

Item 1. Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 29, 2014

2

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	(Thousands, except share data)
	June 29, 2014 (Unaudited)	September 29, 2013

ASSETS

Current Assets
Cash	$909	$882
Accounts Receivable	948	3,118
Net Inventory	6,939	7,579
Prepaid Expenses	42	36
Total Current Assets	8,838	11,615

Property and Equipment
Property Plant and Equipment	1,738	1,704
Accumulated Depreciation	(1,518)	(1,460)
Total Property and Equipment	220	244

Other Assets
Deferred Tax Asset - Long Term	1,154	1,077
Prepaid Royalties - Long Term	158	180
Security Deposits	27	21
Total Other Assets	1,339	1,278

Total Assets	$10,397	$13,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$282	$989
Accrued Expenses	488	706
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	991	769
Credit Facility	-	858
Total Current Liabilities	1,786	3,347

Other Liabilities
Customer Advance Deposits - Long Term	1,234	1,935

Total Other Liabilities	1,234	1,935

Total Liabilities	3,020	5,282

Stockholders' Equity
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,001 and 1,016 series A preferred shares issued and outstanding, respectively)	-	-
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 170,913,943 and 157,346,607 shares issued and outstanding, respectively)	171	157
Additional Paid-in-capital	17,984	17,922
Retained Earnings (Deficit)	(10,778)	(10,224)

Total Stockholders' Equity	7,377	7,855

Total Liabilities and Stockholders' Equity	$10,397	$13,137

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except common share data)
	Three months ended		Nine months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenues	$1,858	$4,358	$7,394	$11,978

Total Cost of Sales	1,615	3,688	6,170	9,955

Gross Margin	$243	$670	$1,224	$2,023

General and Administrative	648	766	1,853	2,208

Operating Loss	$(405)	$(96)	$(629)	$(185)

Other Expenses

Interest Expense - Net	(6)	22	2	28
Total Other	$(6)	$22	$2	$28

Loss Before Taxes	$(399)	$(118)	$(631)	$(213)

Deferred Income Taxes (Benefit)	-	(39)	(77)	(68)

Net Loss After Taxes	$(399)	$(79)	$(554)	$(145)

Net Loss Applicable to Common Shareholders	$(399)	$(79)	$(554)	$(145)

Basic and Diluted Loss per Share	$(0.002)	$(0.001)	$(0.003)	$(0.001)

Weighted Average Common Shares Outstanding	170,913,943	157,346,607	162,949,533	154,216,977

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	June 29, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(554)	$(145)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58	52
Provision for allowance for inventory valuation	88	-
Increase in deferred tax asset (net of valuation allowance)	(77)	(68)
Stock option compensation expense	76	119
(Increase) decrease in accounts receivable	2,170	300
(Increase) decrease in inventory (net of progress billed)	552	(1,097)
(Increase) decrease in prepaid expenses	(12)	(105)
Increase (decrease) in accounts payable and accrued expenses	(925)	(353)
Increase (decrease) in customer advance deposits	(479)	242
Increase (decrease) in accrued estimated loss on contracts	-	(2)
Total adjustments	1,451	(912)
Net cash provided by (used in) operating activities	897	(1,057)

Cash flows from investing activities:
Decrease in prepaid royalties - long term	22	22
Purchases of property and equipment	(34)	(40)
Net cash used in investing activities	(12)	(18)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(858)	323
Net cash (used In) provided by financing activities	(858)	323

Net increase (decrease) in cash and cash equivalents	27	(752)
Cash and cash equivalents at beginning of period	882	1,653
Cash and cash equivalents at end of period	$909	$901

Supplemental cash flow information:
Cash paid for interest	$2	$28
Supplemental cash flow information:
Exchange of preferred stock for common stock	$100	$50

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of June 29, 2014, Optex Systems Holdings operated with 55 full-time equivalent employees.

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

Optex Systems Holdings is an ISO 9001:2008 certified company.

During the nine-months ended June 29, 2014, the Company has experienced a net loss and a 38% decrease in revenues as compared to the nine-months ended June 30, 2013.  U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2013 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

The Company has historically funded its operations through operations, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At December 31, 2013, the Company had approximately $909 thousand in cash and access to a $1.0 million working line of credit.  The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management of the Company expects to be successful in maintaining sufficient working capital and will manage operations commensurate with its level of working capital through June 30, 2015.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of June 29, 2014 and September 29, 2013, inventory included:

	(Thousands)
	As of June 29, 2014	As of September 29, 2013

Raw Materials	$5,762	$6,856
Work in Process	1,888	1,901
Finished Goods	608	115
Gross Inventory	$8,258	$8,872
Less:
Unliquidated Progress Payments	-	(62)
Inventory Reserves	(1,319)	(1,231)
Net Inventory	$6,939	$7,579

Net inventory decreased by $640 thousand during the nine months ending June 29, 2014 primarily due to shipments from inventory against plastic periscopes and the M36 DDAN contract, offset with lower inventory purchases during the first three quarters. Inventory reserves increased by $88 thousand due to additional reserves booked for excess inventory during the year.

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

Optex Systems Holdings contracts are fixed price production type contracts whereby a defined order quantity is delivered to the customer during a continuous or sequential production process tailored to the buyer’s specifications

(build to print).  Optex Systems Holdings’ deliveries against these contracts generally occur in monthly increments across fixed delivery periods spanning from three to ninety months.

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

The following table depicts the current contract milestone schedule as of June 29, 2014.

		Thousands
Milestone Event	Estimated Completion / Invoice Date	Revenue	Customer Deposits / Liability

Start of Work Meeting System Functional Review Production Start of Work	Complete	$34.4	$552.9

Delivery of Two Prototypes	Complete	63.7	61.8

Preliminary Design Review PRM #1 (Meeting) Production Readiness Review	Complete	25.0	1,032.4

Critical Design Review PRM #2 (Meeting)	Complete	25.0	150.0

Placement of Long Lead Material (LLM)	Complete	25.0	100.4

Delivery of Two Engineering Development Units	Complete	55.0	100.0

Delivery of One Production Ready Unit	Complete	68.2	125.6

PRM #3 (Meeting)	Complete	84.2	570.0

FAT and PCA Complete	Complete	275.2	449.4

Delivery of Two Final Production Ready Units	Complete	9.7	125.6
Total Contract Milestones		$665.4	$3,268.1

Less: Liquidated Milestones (shipments)			(1,046.5)
Add: Other /unrelated customer advance deposits			3.6

Total Customer Deposits/Milestones			$2,225.2

The substantive milestones were completed in December 18, 2012, and as such Optex recognized zero revenue related to milestones in the three and nine months ending June 29, 2014. During the three and nine months ending

June 30, 2013, Optex recognized $0 and $10 thousand, respectively of revenue as a result of achieving the final substantive milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of June 29, 2014, Optex Systems, Inc. had collected $2.2 million in customer advance deposits, net of liquidated shipments, related to non-substantive milestones. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1 million is related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.2 million is related to long term customer advance deposits for deliveries occurring after June 2015.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the nine months ended June 29, 2014.

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

For the three and nine months ended June 29, 2014, respectively, 1,001 shares of Series A preferred stock, 62,912,649 stock options and 1,000,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and nine months ended June 30, 2013, respectively, 1,016 shares of Series A preferred stock, 48,267,649 stock options and 4,447,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 - Commitments and Contingencies

Leases

Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring March 31, 2021, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.

The terms of the office and manufacturing facilities lease are as follows:

o	The lease term expires March 31, 2021.
o	The annual base rent rate is as follows: from 1/1/14 -3/31/14, $0.00 per square foot; from 4/1/2014 – 3/31/2018, $5.45 per square foot; from 4/1/2018 – 3/31/2019, $5.65 per square foot; from 4/1/2019 – 3/31/2020, $5.85 per square foot; and from 4/1/2020 – 3/31/2021, $6.05 per square foot.
o	A $0.35 million HVAC improvement allowance is included.

Total expense under facility lease agreements as of the three and nine months ended June 29, 2014 was $82 thousand and $256 thousand, respectively, and total expense for manufacturing and office equipment was $4 thousand and $15 thousand, respectively.  Total expense under facility lease agreements as of the three months and nine months ended June 30, 2013 was $79 thousand and $224 thousand, respectively, and total expense for manufacturing and office equipment was $5 thousand and $14 thousand, respectively.

As of June 29, 2014, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases
(Thousands)
Fiscal Year
2014	$67
2015	264
2016	260
2017	266
2018	271
2019	281
2020	291
2021	147
Total minimum lease payments	$1,847

Pursuant to the terms of the recent amendment to the facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, and the total value of the rent abatement related to the lease amendment is $63.5 thousand. As of June 29, 2014 the unamortized deferred rent was $94 thousand as compared to $44 thousand as of September 29, 2013. Deferred rent expense is recognized at a rate of $1.2 thousand per month over the life of the lease. Commencing on April 1, 2014 the base rent payment is $21.2 thousand per month.

Note 4 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. We expect the patent license to allow for development of current and future products in our digital line of periscopes. We are actively marketing the new periscopes internationally and completed our first international shipment utilizing this technology in March 2014. We estimate the commercial life of the patent at 7 years. As of June 29, 2014, the balance of the patent license is $158 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and nine months ending June 29, 2014 was $8 thousand and $23 thousand, respectively, and the amortized royalty expense for the three and nine months ending June 30, 2013 was $8 thousand and $23 thousand, respectively.

Note 5 - Debt Financing

Credit Facility – Avidbank

On May 22, 2014, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is May 21, 2016. The facility provides up to $1 million in financing against eligible receivables and subject to meeting certain covenants including an asset coverage ratio test for up to two years. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 2.5%. The additional minimum interest payment requirement per six month period is $10,000.

•	Interest shall be paid monthly in arrears.

•	The loan period is from May 22nd through May 21st of the following year, beginning with the period of May 22, 2014 through May 21, 2015 and a revolving loan maturity date of May 21, 2016, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	A renewal fee of $5,000 is due on the one year anniversary of the date of the loan agreement.

•	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

As of June 29, 2014, the outstanding balance on the line of credit was $0. For the three and nine months ended June 29, 2014, the total interest expense against the outstanding line of credit balance was $6 thousand and $16 thousand, respectively.  For the three and nine months ended June 30, 2013, the total interest expense against the outstanding line of credit balance was $22 thousand and $28 thousand, respectively. During the three and nine months ended June 29, 2014, Optex Systems separately recognized $13 thousand in interest income related to financing fees on a foreign sale. There was zero in interest income for the three and nine months ended June, 30, 2013.

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

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $29 thousand and $76 thousand, for the three and nine months ended June 29, 2014, and $33 thousand and $119 thousand for the three and nine months ended June 30, 2013, respectively. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the nine months ended June 29, 2014 and June 30, 2013, the estimated deferred tax assets related to option compensation costs were $26 thousand and $40 thousand, respectively. These tax effects have been included in the financial statements.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 6/29/14	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	269,500	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	269,500	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	269,500	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	269,500	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2014
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2016
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2017
Total	73,751,649		62,912,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	(230,000)	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of September 29, 2013	48,247,649	$—	3.56	—
Granted – 2014	25,000,000	$0.01	5.22	$200
Forfeited – 2014	(5,335,000)	$—	—	—
Exercised – 2014	(5,000,000)	$0.01	—	—
Outstanding as of June 29, 2014	62,912,649		3.66	$—

Exercisable as of September 29, 2013	17,700,149	$—	2.75	$—

Exercisable as of June 29, 2014	20,322,649	$—	2.00	$—

There were zero and 25,000,000 options granted in the three and nine months ended June 29, 2014, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — year ended September 29, 2013	—	$—
Vested — year ended September 29, 2013	(15,458,250)	$0.01
Forfeited — year ended September 29, 2013	(230,000)	$0.01
Non-vested as of September 29, 2013	30,547,500	$0.01
Non-vested granted — nine months ended June 29, 2014	25,000,000	$0.01
Vested — nine months ended June 29, 2014	(7,622,500)	$0.01
Forfeited — nine months ended June 29, 2014	(5,335,000)	$—
Non-vested as of June 29, 2014	42,590,000	$0.01

As of June 29, 2014, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the plan was approximately $269 thousand.  These costs are expected to be recognized on a straight line basis through December 18, 2017.

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

As of June 29, 2014, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 12/29/13	Expiration Date	Term
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		1,000,000		1,000,000

During the three and nine months ended June 29, 2014 and the three and nine months ended June 30, 2013, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 29, 2013. On March 29, 2014, 3,447,000 warrants related to the 3/30/2009 private placement expired unexercised.

Note 7 Stockholder’s Equity

Common stock:

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $50,000 each transaction, respectively.  On March 24, 2014 a former director exercised 5,000,000 options at $0.01 per share in a net exchange for 3,567,336 common shares. There were no other issuances of common or preferred stock during the nine months ended June 29, 2014. During the nine months ended June 30, 2013 there were no new issues of common or preferred stock.

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

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 30, 2013 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the nine months ended June 29, 2014 and June 30, 2013, there were no preferred dividends payable. As of September 29, 2013 and June 29, 2014 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems had 1,001 of preferred shares outstanding as of June 29, 2014 and 1,016 of preferred shares outstanding as of September 30, 2013 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at June 29, 2014 and through the date of this filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the fiscal year ended September 29, 2013 and our reviewed but unaudited financial statements and footnotes thereto for the quarter ended June 29, 2014, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Some of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery.  To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase)

that allows for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete. Optex submitted an equitable adjustment request on the Howitzer Aiming Circle program due to significant design issues impacting the manufacturability of the product. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals. Pursuant to Rule 7 of the Rules of the Armed Services Board of Contract Appeals, on July 3, 2013, Optex Systems Inc. filed an amended complaint in support of its appeal of the denial of Optex’s Certified Request for Equitable Adjustment. The judge has allowed the amended complaint and recommended alternative dispute resolution which is currently under consideration by both parties. We expect the disposition and judicial resolution of the case by the end of calendar 2014. While we remain optimistic that Optex has a justifiable claim, we cannot predict whether the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Results of Operations

Backlog, as of June 29, 2014, was $9.9 million as compared to a backlog of $15.0 million as of June 30, 2013, representing a decrease of $5.1 million or 34.0%.  The following table depicts the current expected delivery by of all contracts awarded as of June 29, 2014 in millions of dollars.

Product Line	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015	2015	2016	2017	2018	Total
Periscopes	1.4	0.5	0.2	0.1	0.0	0.9	0.0	0.0	0.0	2.3
Sighting Systems	0.6	0.6	0.7	0.4	0.3	2.0	3.1	0.4	0.9	7.0
Other	0.3	0.2	0.2	0.0	0.0	0.3	0.0	0.0	0.0	0.6
Total	2.3	1.3	1.1	0.5	0.3	3.2	3.1	0.4	0.9	9.9

In the nine months ending June 29, 2014, Optex Systems Holdings received $5.1 million in new orders consisting of $2.8 million in plastic periscopes, $1.6 million in M36/DDAN sighting systems and $0.7 million in other product lines.

Three Months Ended June 29, 2014 Compared to the Three Months Ended June 30, 2013

Revenues. In the three months ended June 29, 2014, revenues decreased by ($2.5) million or (56.8%) from the respective prior period in 2013 as set forth in the table below (dollar amounts in millions):

	Three months ended
	(Millions)
Product Line	June 29, 2014	June 30, 2013	Variance	% Chg
Periscopes	1.1	2.7	(1.6)	(59.3)
Sighting Systems	0.4	0.7	(0.3)	(42.9)
Other	0.4	1.0	(0.6)	(60.0)
Total	1.9	4.4	(2.5)	(56.8)

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2013 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

Revenues decreased by ($1.6) million or (59.3%) on our periscope line during the three months ended June 29, 2014 as compared to the three months ended June 30, 2013. During the period, Optex Systems experienced lower revenue in plastic and glass periscopes due to reduced spending by the U.S. Government below prior year levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed overhead across the smaller volume base and has increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market.

Sighting systems revenues for the three months ending June 29, 2014 decreased ($0.3) million or (42.9%) from revenues in the prior year period. We experienced delays in deliveries for the quarter pending customer approval on product specification changes. We expect deliveries on M36 sighting systems to increase in the fourth quarter and approximate the prior year level the by fiscal year end. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines decreased by ($0.6) million or (60.0%) compared to revenues in the prior year period due to completion of the U.S. government gunner head assemblies in the third quarter of 2013. We do not expect any significant revenues in other product groups in the next quarter as our prior contracts are complete and U.S. government orders have declined in these product groups in fiscal year 2014 from prior year levels.

Cost of Goods Sold. During the three months ended June 29, 2014 and June 30, 2013, we recorded cost of goods sold of $1.6 million and $3.7 million, respectively. The gross margin during the three months ended June 29, 2014 was $0.24 million or 12.6% of revenues as compared to a gross margin of $0.67 million or 15.2% for the three months ended June 30, 2013. The decrease in cost of sales of ($2.1) million is primarily due to the $2.5 million decrease in revenue. The decrease in gross margin percentage for the period, as compared to the prior year period, is primarily due to reserves booked for excess slow moving inventory in the current quarter.

G&A Expenses. During the three months ended June 29, 2014, we recorded operating expenses of $0.65 million as opposed to $0.77 million, during the three months ended June 30, 2013, a decrease of ($0.12) million or (15.6%). Operating expenses are lower than the previous year period due to significant cuts in discretionary spending including labor and labor related costs of ($0.10), million, research and development of ($0.10) million, and building maintenance of $(0.03) million, offset by increased legal expenses of $0.10 million, and other of $0.01 million. Legal expenses increased during the quarter as a result of recent activity related to the equitable adjustment request on the Howitzer Aiming Circle. We expect general and administrative expenses to continue at a reduced level into the fourth quarter due to additional reductions in labor and labor related expenses that were put in place at the end of the quarter to further mitigate the impact of lower revenue from government spending cuts.

Operating Income (Loss). During the three months ended June 29, 2014, we recorded an operating loss of ($0.41) million, as compared to an operating loss of ($0.10) million during the three months ended June 30, 2013. The ($0.31) million increase in operating loss in the current year period over the prior year period is primarily due to lower revenue and the associated gross margin offset with the reduced general and administrative spending noted above.

Net Income (Loss) applicable to common shareholders. During the three months ended June 29, 2014, we recorded a net loss applicable to common shareholders of ($0.41) million as compared to net loss applicable to common shareholders of ($0.08) million during the three months ended June 30, 2013. The increased loss of ($0.33) million is primarily attributable to an increased operating loss of ($0.31) million combined with change in deferred income taxes of ($0.04) million and interest income of $0.02 million in the current year period as compared to the prior year.

Nine Months Ended June 29, 2014 Compared to the Nine Months Ended June 30, 2013

Revenues. In the nine months ended June 29, 2014, revenues decreased by ($4.6) million or (38.3%) from the respective prior period in 2013 as set forth in the table below (dollar amounts in millions):

	Nine months ended
	(Millions)
Product Line	June 29, 2014	June 30, 2013	Variance	% Chg
Periscopes	5.1	8.9	(3.8)	(42.7)
Sighting Systems	1.1	1.1	-	-
Other	1.2	2.0	(0.8)	(40.0)
Total	7.4	12.0	(4.6)	(38.3)

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2013 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months. Based on our current backlog and the reduced orders, we expect the overall fiscal year 2014 revenues to decline between 40% and 45% as compared to the prior year level by September year end.

Revenues decreased by ($3.8) million or (42.7%) on our periscope line during the nine months ended June 29, 2014 as compared to the nine months ended June 30, 2013. During the period, Optex Systems experienced lower revenue in plastic and glass periscopes due to reduced spending by the U.S. Government below prior year levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed overhead across the smaller volume base and has increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market.

Sighting systems revenues for the nine months ended June 29, 2014 are consistent with the same nine months in the prior year. We expect deliveries on M36 sighting systems to increase slightly in the fourth quarter over the third quarter, with the annual revenue approximating the prior year level as of fiscal year-end. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Revenue on other product lines decreased by ($0.8) million or (40.0%) compared to revenues in the prior year period due to completion of the U.S. government gunner head assemblies of ($1.1) million in the third quarter of 2013, offset by increased revenue in 2014 for DCM sight assemblies of $0.2 million and spare display eyepiece and periscope cable assemblies of $0.1 million. We do not expect any significant revenues in other product groups in the next quarter as our prior contracts have completed and U.S. government orders have declined in these product groups in fiscal year 2014 from prior year levels.

Cost of Goods Sold. During the nine months ended June 29, 2014 and June 30, 2013, we recorded cost of goods sold of $6.2 million and $10.0 million, respectively. The gross margin during the nine months ended June 29, 2014 was $1.2 million or 16.2% of revenues as compared to a gross margin of $2.0 million or 16.7% for the nine months ended June 30, 2013. The total gross margin declined due to decreased revenue and the gross margin percentage is slightly lower by 0.05% resulting from additional reserves booked for excess slow moving inventory in the current year.

G&A Expenses. During the nine months ended June 29, 2014, we recorded operating expenses of $1.9 million as opposed to $2.2 million, during the nine months ended June 30, 2013, a decrease of ($0.3) million or (13.6%). Operating expenses are lower than the previous year period due to significant cuts in discretionary spending including labor and labor related costs of ($0.2), million, research and development of ($0.1) million, and other discretionary spending reductions of ($0.1) million, partially offset by $0.1 million in increased legal expenses for activity related to the equitable adjustment request on the Howitzer Aiming Circle. We expect general and administrative expenses to continue at a reduced level into the fourth quarter due to additional reductions in labor and labor related expenses that were put in place at the end of the third quarter to further mitigate the impact of lower revenue from government spending cuts.

Operating Income (Loss). During the nine months ended June 29, 2014, we recorded an operating loss of ($0.6) million, as compared to an operating loss of ($0.2) million during the nine months ended June 30, 2013. The ($0.4) million increase in operating loss in the current year period over the prior year period is primarily due to lower revenue and the associated gross margin offset with the reduced general and administrative spending noted above.

Net Income (Loss) applicable to common shareholders. During the nine months ended June 29, 2014, we recorded a net loss applicable to common shareholders of ($0.55) million as compared to a net loss applicable to common shareholders of ($0.15) million during the nine months ended June 30, 2013. The increase in net loss of ($0.40) million is primarily attributable to an increase in operating loss of ($0.4).

Liquidity and Capital Resources

During the nine-months ended June 29, 2014, the Company has experienced a net loss and a 38% decrease in revenues as compared to the nine-months ended June 30, 2013.  U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2013 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

The Company has historically funded its operations through operations, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At December 31, 2013, the Company had approximately $909 thousand in cash and access to a $1.0 million working line of credit.  The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management of the Company expects to be successful in maintaining sufficient working capital and will manage operations commensurate with its level of working capital through June 30, 2015.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 29, 2013 through June 29, 2014

Cash and Cash Equivalents: As of June 29, 2014, we had cash and cash equivalents of $0.9 million which is consistent with the period ended September 29, 2013.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period from September 30, 2013 to June 29, 2014 totaled $0.9 million. The primary sources of cash during the period is the collection of outstanding September 2013 accounts receivable balances of $2.2 million and the use of inventory of $0.6 million, offset with reductions in accounts payable and accrued expenses of ($0.9) million and customer advance deposits of ($0.5) million, net loss of ($0.4) million and other changes of ($0.1) million.

Net Cash Used in Investing Activities. In the nine months ended June 29, 2014, cash provided by investing activities was ($0.01) million and primarily consisted of the decrease in prepaid royalties due to amortization of our patent license.

Net Cash (Used) in Financing Activities. Net cash used in financing activities was ($0.9) million during the nine months ended June 29, 2014 due to the payment against the outstanding line of credit balance to Avidbank. The outstanding line of credit balance as of September 29, 2013 was $0.9 million. In the first nine months of fiscal year 2014, accounts receivable proceeds were used to bring the ending outstanding line of credit balance to zero as of June 29, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 29, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 29, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 8, 2014	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 8, 2014	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

