Form 10-K
period 2014-09-28
Optex Systems Holdings Inc
filed 2014-12-23
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 000-54114

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 170,913,943 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTC Markets on March 30, 2014 was $5,127,418.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 19, 2014
Common Stock	170,913,943

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

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

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc., a private Delaware corporation (“Optex Systems, Inc. (Delaware)”), exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of Optex Systems Holdings as follows: (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Optex Systems Holdings Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 shares of Optex Systems Holdings common stock. Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings, and the Optex Systems, Inc. (Delaware) shareholders are now shareholders of Optex Systems Holdings. As a result of the reorganization, Sileas Corporation, a former shareholder of Optex Systems, Inc. (Delaware), beneficially owns approximately 84.0% of the issued and outstanding common stock of Optex Systems Holdings and Alpha Capital Anstalt, a former shareholder of Optex Systems, Inc. (Delaware) owns 7.0% of the issued and outstanding common stock of Optex Systems Holdings. Furthermore, at the time of the reorganization, Andrey Oks resigned as the sole officer and director of Optex Systems Holdings.

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

Recent Events

Purchase of Applied Optics Products Line

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. (“L-3”) pursuant to which Optex purchased from L-3 the assets comprising L-3’s Applied Optics Products Line (“Purchased Assets”), which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the Purchased Assets.

The purchase price for the acquisition was $1,013,053, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $271,000. The source of funds for the acquisition consisted of an advance of $800,000 from accredited investors in a to be consummated private placement of convertible notes to be issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act, with the balance of the funds derived directly from its working capital.

In conjunction with the acquisition of the Purchased Assets, Optex Systems assumed the obligations of L-3 pursuant to this certain Assignment to Lease and Consent of Landlord Agreement (the “Agreement”) dated as of October 30, 2014, between L-3, as tenant, Optex Systems, as assignee, and CABOT II TX1W04, LP, as landlord, with respect to those certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas (the “Premises”), as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009 (such Leases as so amended being referred to as the “Lease”). The leased premises under the Lease consist of approximately 56,633 square feet of space at the premises, with a monthly rental of approximately $32,000 per month. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal term is five years in duration.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) with several accredited investors (the “Investors”) in a private placement pursuant to which the Investors purchased a series of Notes with an aggregate principal amount of $1.55 million. The Agreement allows for a second closing, to occur no later than 30 days from November 17, 2014, for the balance of the $2.1 million aggregate amount of the offering.  The Notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.   Optex Systems Holdings may pay interest due either in cash or, at its option, through stock.  The Notes are convertible at the option of the Investors at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $.0025 per share.  All or part of the then remaining principal amount of the Notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Notes to be prepaid plus all accrued and unpaid interest thereon.  The Agreement also requires the Optex Systems Holdings to affect a 1:350 reverse split of its common stock no later than 90 days from November 17, 2014.

The Notes contain certain customary negative covenants and events of default, including, but not limited to, Optex Systems Holdings’ failure to pay principal and interest, material defaults under the other transaction documents, bankruptcy, and Optex Systems Holdings’ failure to deliver Common Stock certificates after a conversion date.

The conversion price of the Notes is subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by Optex Systems Holdings, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Pursuant to a Registration Rights Agreement, of even date, between the Company and the Investors, Optex Systems Holdings is obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the shares underlying the Notes for public resale by January 17, 2015 and cause such registration statement to be effective by March 17, 2015.  The Company is subject to certain liquidated damages in the event it does not satisfy such obligations and other obligations under such Registration Rights Agreement.

Sileas Corp., the controlling shareholder of Optex Systems Holdings, also entered into a Make Whole Agreement, of even date, with the Investors and the Company, pursuant to which, unless and until Optex Systems Holdings’ common stock is listed on the NASDAQ Capital Market, it will make payment to the Investors of interest on the Notes, on any date on which interest is due and payable under the Notes, from the date of payment until the maturity date of the Notes.

The securities sold to the Investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Appointment of Chief Financial Officer, Resignation and Appointment of Chairman and Director

Effective November 19, 2014, Karen Hawkins, the Vice President of Finance and Controller of Optex Systems Holdings, was appointed as its Chief Financial Officer.

Also effective November 19, 2014, Merrick Okamoto resigned as its Chairman of the Board and as a Director. In recognition of his service, all of his unvested stock options were deemed to vest immediately, and the termination date of all of his stock options was extended to December 31, 2018.

Also effective November 19, 2014, Peter Benz was appointed as a Director of Optex Systems Holdings by its Board of Directors and was also elected as the Optex Systems Holdings’ Chairman of the Board of Directors.

Since 2001, Mr. Benz has served as Chairman and Chief Executive Officer of Viking Asset Management, LLC and is a member of the Investment Committee. His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. Mr. Benz currently serves as a director for usell.com, Inc , Starboard Resources, and Embark Holdings. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz is a graduate of Notre Dame University.

Products

Optex Systems Holdings’ products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley, and Stryker families of fighting vehicles, as well as light armored and armored security vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings delivers its products both directly to the federal government and to prime contractors.

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

Specific product categories include:

•	Electronic sighting systems

•	Mechanical sighting systems

•	Laser protected plastic and glass periscopes

•	Non-laser protected plastic and glass periscopes

•	Howitzer sighting systems

•	M36 Thermal Day / Night Periscopes

•	M17 Day / Thermal Periscopes

•	Ship binoculars

•	Replacement optics (e.g. filters, mirrors)

Product Line	Product Category
Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks
Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors
Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device
Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Filters, Windows

Location and Facility

We are located in Richardson, TX in an approximately 49,000 square foot facility, and as of December 19, 2014, we had 53 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

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

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, As of December, 19, 2014, Applied Optics Center operates with 27 full time equivalent employees in a single shift operation.

Contracts

Each contract with Optex Systems Holdings’ customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would attempt to find an acceptable alternate supplier, and if successful, it would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 12, 2014, approximately 75% of the costs of our material requirements are single-sourced across four suppliers representing approximately 11% of our active supplier orders.  The percentage of single sourced materials increased significantly over prior periods due to lower overall purchase order commitments, combined with a change in product mix with a higher percentage of purchase orders in support of the DDAN program and a lower percentage in support of periscopes. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

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

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of December 13, 2014).

DSP – 5 licenses	Issue Date	Expiration Date (48 months of issue)
50269333	1/7/2011	1/7/2015
50274142	1/5/2011	1/5/2015
50275888	2/28/2011	2/28/2015
50284334	3/1/2011	3/1/2015
50290287	4/13/2011	4/13/2015
50290963	5/2/2011	5/2/2015
50302078	5/27/2011	5/27/2015
50303894	6/1/2011	6/1/2015
5029802	6/6/2011	6/6/2015
50310470	7/7/2011	7/7/2015
50309527	7/12/2011	7/12/2015
50313126	7/14/2011	7/14/2015
50314547	8/11/2011	8/11/2015
50324632	9/8/2011	9/8/2015
50323843	9/23/2011	9/23/2015
50343236	12/7/2011	12/7/2015
50343846	12/5/2011	12/5/2015
50343382	12/21/2011	12/21/2015
50343483	12/28/2011	12/28/2015
50355614	2/1/2012	2/1/2016
50355650	1/31/2012	1/31/2016
50346638	2/13/2012	2/13/2016
50362079	2/29/2012	2/29/2016
50362307	3/19/2012	3/19/2016
50362221	3/19/2012	3/19/2016
50360195	3/23/2012	3/23/2016
(TA-0018-12B) 50374118	4/18/2012	4/18/2016
50381011	5/24/2012	5/24/2016
50382421	5/31/2012	5/31/2016
50386018	7/12/2012	7/12/2016
50397890	8/8/2012	8/8/2016
50398181	8/10/2012	8/10/2016
50398178	8/10/2012	8/10/2016

6

50402338	8/29/2012	8/29/2016
50403055	9/6/2012	9/6/2016
50399603	9/18/2012	9/18/2016
50401835	9/12/2012	9/12/2016
50430589	1/25/2013	1/23/2017
50435218	3/7/2013	3/6/2017

DSP – 6 Licenses	Date Issued	Expiration Date (48 months of issue)
60026731	12/1/2011	12/1/2015
60024989	8/30/2011	3/1/2015

DSP – 73 Licenses	Date Issued	Expiration Date (48 months of issue)
730030429	2/22/2011	2/22/2015
730031574	6/15/2011	6/15/2015
730033471	9/16/2011	9/16/2015
730033903	9/23/2011	9/23/2015
730038566	6/26/2012	6/26/2016
730038918	8/13/2012	8/13/2016

Licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the International Traffic in Arms Regulations requirements. If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Optex Systems Holdings’ contracts may also be governed by the Truth in Negotiation Act requirements where certain of our contracts or proposals exceed the $700,000 threshold and/or are deemed as sole source, or non- competitive awards, covered under this act. For these contracts, Optex Systems Holdings must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation. Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, Optex Systems Holdings could be subjected to a defective pricing claim adjustment with accrued interest. Currently, Optex Systems Holdings does not have any pending defective pricing claim adjustments. Additionally, as a result of this requirement, contract price negotiations may span from two to six months and can result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments. Currently, Optex Systems Holdings does not have any undefinitized contracts subject to further price negotiation.

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

The terms of our material contracts are as follows (updated as of December 12, 2014):

			Total	Progress /Milestone	Order	Remaining
	Customer	Contract	Award	Billable	Period	Value	Delivery
Customer	PO/Contract	Type	Value (2)	(1)	Expiration	(3)	Period

GDLS - Canada (4)	Subcontract PO 35334144	Firm Fixed Price and Fixed Quantity Purchase Order	$8,621,296	Yes	N/A	$4,627,094	Mid 2012 - Dec 2016

GDLS - Canada (5)	Subcontract PO 35419634	Firm Fixed Price and Fixed Quantity Purchase Order	$1,018,512	No	N/A	$1,018,512	Apr 2016 - Jun 2016

(1)	Payment terms on shipments are net 30 days.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to Optex. The total award value represents already awarded delivery order contracts. Based on Optex’s historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of September 28, 2014. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been the experience of Optex Systems that these clauses are rarely invoked.
(4)	Contract was awarded on October 24, 2011 but effective November 3, 2011 as the date on which approved for disclosure by contractor. This contract provides for milestone billing, in part. Total award value includes all statement of work change orders through December 12, 2014.
(5)	New contract award quantity added on December 3, 2013 as a follow on quantity to the original PO 35334144.

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

Market Opportunity — U.S. Military

The impact of the U.S. congressionally mandated defense spending reductions is reflected in the lower annual sales of Optex Systems Holdings and based on the most recent U.S. Budget projections, the projected spending will approximate or decline slightly from the current reduced spending levels through fiscal year 2019. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2004 through 2013 and forecasted spending through 2019. It is difficult to directly tie this spending to any specific military vehicles; however, Optex Systems Holdings serves the U.S. armed forces, active duty and reserves, plus various state national guards. The purpose of including this chart is to provide the reader with actual trend data showing U.S. military defense and procurement spending from 2004 through 2013. The total military spending increased from $436.4 billion in 2004 and peaked at $678.1 billion in 2011 representing a total increase in military spending of 55.4% during that period. As of fiscal year 2014 the total projected military spending has declined by 12.5% from the peak 2011 level. However, the military procurement budget depicts a more significant decline of 31.2% to $91.2 billion from its peak level of $133.6 billion in 2010. The U.S. government spending reductions have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. As a direct result of lower U.S. defense procurement spending, Optex Systems Holdings has experienced reduced revenues of 37.1% from fiscal years 2011 through fiscal year 2014. Given the reductions in U.S. military spending in recent years and the budget uncertainty in the coming years, Optex Systems Holdings continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines.

Source: Government Printing Office, U.S. Budget Historical Tables, FY 2014, Table 3.2 Outlays by function and subfunction, 1962-2019

The following factors are important to the U.S. military:

•	Product reliability — failure can cost lives

•	Speed to delivery and adherence to schedule

•	System life cycle extension

•	Low cost/best value

•	Visual aids for successful execution of mission objectives

•	Mission critical products specifically related to soldier safety.

Optex Systems Holdings focuses on delivering products that satisfy these factors and believes it is well positioned to continue to service U.S. and foreign military needs.

Market Opportunity — Foreign Military

Despite the downturn in U.S. military spending, Foreign Military Sales funding for products built in the United States for selected foreign militaries, has held to peak funding levels. Thus, Optex Systems Holdings has increased efforts to promote its proven military products, as well as newly improved product solutions directly to foreign military representatives. In April 2014, Optex Systems Holdings completed the first shipments of M17 Day / Thermal Periscope (NSN 6650-01-619-6545) to a country in South America. This direct transaction allows Optex Systems Holdings to directly serve South America customers and affect influence into their future procurements. Additionally, shipment of the new M17 Day / Thermal Periscope validates Optex Systems Holdings’ efforts to upgrade existing platforms with new technology. The M17 Day / Thermal Periscope is a cost effective upgrade to existing systems in that it provides both Day and Thermal views specifically designed for driving armored vehicles. It can be installed in vehicles which were originally designed without this technology may be used as a backup to existing systems. We anticipate our efforts in South America will culminate in new orders for this technology in the near term. We are now bidding on several substantial government contracts to expand sales and production beyond the current production and backlog. For example, Optex Systems Holdings is supporting General Dynamics Land Systems in their efforts related to the production of the Israeli Namer Armored Personnel Carrier (aka Merkava APC). In this opportunity, General Dynamics Land Systems is contracting for the production of 386 vehicles which contain a “Periscope Kit” which could be supplied by Optex Systems Holdings. This kit would contain seven periscopes and sixteen additional supporting part numbers. Optex Systems Holdings will continue to pursue international opportunities through direct sales (e.g., General Dynamics Land Systems — Canada) and through existing customers (e.g., General Dynamics Land Systems — Israeli Namer Project).

We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth, both domestically and internationally.

Market Opportunity — Commercial

Optex Systems Holdings’ products are currently sold to military and related government markets. We believe there may be opportunities to commercialize various products we presently manufacture to address other markets. Our initial focus will be directed in four product areas.

•	Big Eye Binoculars — While the military application we produce is based on mature military designs, Optex Systems Holdings owns all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land based outposts for private commercial security as well as border patrols and regional law enforcement.

•	Night Vision Sight — Optex Systems Holdings has manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

•	Infrared Imaging Equipment — Optex Systems Holdings manufactures and assembles infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product and has recently added a low-cost, uncooled, thin film, thermal imager through its partnership with selective suppliers. This combined equipment and technology has potential applications with the border patrol, police and governmental or commercial security agencies.

•	Thin Film Coatings — The acquisition of AOC also creates a new sector of opportunity for commercial products for Optex Systems Holdings. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

Customer Base

Optex Systems Holdings serves customers in three primary categories: as prime contractor (TACOM Life Cycle Command, DLA (Defense Logistics Agency) Warren, U.S. Army, Navy and Marine Corps), as subcontractor (General Dynamics, BAE, and NorcaTec) and also as a supplier to foreign governments (Israel, Australia and NAMSA). Although we do serve all three of these categories, for the twelve months ended September 28, 2014, we derived approximately 89% of our gross business revenue from three customers: 47% from General Dynamics Land Systems Divisions, 30% from the U.S. Government (primarily DLA), and 12% from BAE Systems (with which we have approximately 75 discrete contracts for items that are utilized in vehicles, product lines and spare parts). Given the size of General Dynamics Land System Division, DLA and BAE as well as the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

Marketing Plan

Potential Entrants — Low Risk to Optex Systems Holdings. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and then submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases, the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers.

Historically, Optex Systems Holdings competed with two other companies in different spaces. First, Optex Systems Holdings previously competed with Miller-Holzwarth in the plastic periscope business. In July 2012, Miller-Holzwarth, Inc. ceased operations apparently as a result of an inability to meet its financial obligations combined with a decline in defense market conditions. Second, Optex Systems Holdings currently competes with Seiler Instruments for fire control products. These contracts are higher value products, but lower quantities. Given the expense of development and qualification testing, the barrier to entry is high for new competitors. During the last four years, overall plastic periscope demand quantities have declined, while competition on the lower level periscope products has significantly increased as new contractors aggressively compete for market share amongst the existing customer base and quantities.

Buyers — Medium Risk to Optex Systems Holdings. In most cases the buyers (usually government agencies or defense contractors) have two fairly strong suppliers. It is in their best interest to keep at least two, and therefore, in some cases, the contracts are split between suppliers. In the case of larger contracts, the customer can request an open book policy on costs and expects a reasonable margin to have been applied.

Substitutes — Low Risk to Optex Systems Holdings. Optex Systems Holdings has both new vehicle contracts and replacement part contracts for the exact same product. The U.S. government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice through 2040. The Bradley vehicle has been in service for 28 years, the Abrams for 27 years. In February 2008, the U.S. Army signed a multiyear third party contract for the delivery of improved Abrams and Bradleys. The contract is for up to 435 tanks and 540 Bradley vehicles. These are the only production tanks currently in production by the government. This, in conjunction with the 30 year life span, supports their continued use through 2040. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia. The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals. There is a new Ground Combat Vehicle in development that will ultimately supplement or replace the Bradley vehicles. The U.S. Army is waiting to receive prototype vehicles from different bidders to begin testing. The U.S. Army intends to replace about 40 percent of the Bradleys in its heavy combat brigades with new Ground Combat Vehicles and has an initial acquisition goal of 1,874 vehicles with the production of the vehicle anticipated to start in 2018.

Suppliers — Low to Medium Risk to Optex Systems Holdings. The suppliers of standard processes (e.g., casting, machining and plating) need to be very competitive to gain and /or maintain contracts. Those suppliers of products that use top secret clearance processes are slightly better off; however, there continues to be multiple avenues of supply and therefore only moderate power.

Consistent with Optex Systems Holdings marketing plan and business model, the AOC acquisition strengthened the Company’s overall position by decreasing the bargaining power of their suppliers through the backwards integration of a key supplier and created additional barriers of entry of potential competitors.  Overall, the customer base and the competition have seen the acquisition as creating a stronger Optex Systems Holdings.

The second model is a two by two matrix for products and customers.

New Products	TACOM - Binoculars	Chile - M17 Day/Thermal
Brazil - M17 Day/Thermal
	GDLS - DDAN	Israel - M17 Day/Thermal
	Commercial - Optical Lens	Commercial - Optical Lens

Existing Products	TACOM - Periscopes, Back Up Sights, Binoculars, Vision Blocks
Marines - Sighting Systems
	GDLS - Periscopes, Collimators	Commercial - Optical Lens
BAE - Periscopes
DLA - Optical Elements
	Existing Customers	New Customers

This product/customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Product Line	Product Category
Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks
Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors
Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device
Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Filters, Windows

Operations Plan

Our operations plan can be broken down into three distinct areas: material management, manufacturing space planning and efficiencies associated with economies of scale.

Materials Management—

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

Manufacturing Space Planning

We currently lease approximately 49,000 square feet of manufacturing space (see “Location and Facility”), and we have leased additional space in conjunction with our recent acquisition as described under “Recent Events”. Our current facility is sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. As part of our lease agreement renewed December 10, 2013, effective December 10, 2013, Optex Systems Holdings was able to negotiate additional HVAC leasehold improvements of $0.35 million paid by the landlord. These funds are primarily earmarked for replacement and improvements of old outdated HVAC systems throughout the facility.

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

In December 2013 Optex Systems, Inc. (Delaware) was issued U.S. Patent No. 13,357,802 titled "Multiple Spectral Single Image Sighting System Using Single Objective Lens Set." The technology platform, designed for our DDAN program, is applicable to all ground combat vehicles used by the US and foreign militaries. This invention presents a single image to both day and night sensors using precision optics, which in turn allows the user to individually observe day, night, or day and night simultaneously. In addition, it has proven to be especially useful in light transition points experienced at dusk and dawn. We are in production and currently delivering sighting systems with this advanced technology, a significant upgrade in the goal of supporting our customers as they modernize the worldwide inventory of aging armored vehicles. This technology is applicable to many sighting systems, and it has already been designed for implementation on the Light Armored Vehicles, the Armored Security Vehicle, the Amphibious Assault Vehicle, and the M60 Main Battle Tank.  Digital Day and Night technology has advanced the capabilities of these installed weapon systems and is the first in a series of patents we have applied for to protect our Intellectual Property portfolio in support of the warfighters who use these systems.

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

Employees

Optex Systems Holdings had 53 full time equivalent employees as of September 28, 2014. Optex Systems Holdings also uses a small temporary work force to handle peak loads. To the best of its knowledge, Optex Systems Holdings is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 28, 2014, we had a loss provision of $11 thousand accrued as a result of cost overruns on a contract that completed in the first quarter of fiscal year 2015.

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

We have sought to mitigate the adverse impact on our results of operations from U.S. military orders by seeking to obtain foreign military orders. In fiscal year 2012, we won a significant bid in securing an $8.0 million five year contact with a foreign military contractor and in the first quarter of fiscal year 2014, we received a quantity add on for and additional $1.0 million to the original contract; however, we do not expect this contract win and our other efforts to completely mitigate the negative impact that the slower pace of U.S. military orders has had on our results from operations.

There is further uncertainty which arises from the sequestration in early 2013 which may continue to affect business opportunities at the federal government level.

Military spending has been negatively impacted by the Budget Control Act of 2011 (BCA), which was passed in August 2011. The Budget Act mandated a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013.

In December, 2013, the Bipartisan Budget Act (BBA) of 2013, scaled back mandated reductions in fiscal 2014 and 2015 (the budget year beginning October 1). Federal spending would thus be larger in these two years, but would be less in subsequent years until 2023.  At BCA/BBA levels, the fourth brigade set of the Striker would not be funded, resulting in a significant decrease in plastic periscopes sold to GD-Canada starting in fiscal year 2016. The BCA cuts would potentially slow or stop the development of the follow-on Amphibious Combat Vehicle (ACV) program to replace the 40-year old legacy Amphibious Assault Vehicles (AAV) scheduled to start in fiscal year 2016.

On December 12, 2014 Congress passed the National Defense Authorization Act (NDAA) for Fiscal Year 2015, which is the comprehensive legislation to authorize the budget authority of the Department of Defense and the national security programs of the Department of Energy. The bill authorizes $584.2 billion in defense funding for FY2015, a decrease of 4% from the FY2014 authorized NDAA funding of $607 billion. Further, many of the funding and program provisions in the measure last only for one year, pushing long-term decisions off to the new Congress that convenes in January 2015. As the effect of the mandated budget reductions are scheduled to resume at an increased level starting in fiscal year 2016, the continued uncertainty surrounding the BBA/BCA reductions have resulted in further reductions, delays or cancellations of these programs, which could have a further material adverse effect on our business, financial condition and results of operations.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Executive Officer which renews on an annual basis and currently expires on December 1, 2015, and we do not presently maintain “key man” insurance on any key employees. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and finally shipped. Prior to bidding a contract, Optex Systems Holdings contacts potential sources of material and receives qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then Optex Systems Holdings would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price). As of December 12, 2014, approximately 75% of the costs of our material requirements are single-sourced across four suppliers representing approximately 11% of our active supplier orders.  The percentage of single sourced materials increased significantly over prior periods due lower overall purchase order commitments, combined with a change in product mix with a higher percentage of purchase orders in support of the Digital Day and Night (DDAN) program and a lower percentage in support of periscopes. Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or increased costs. We do not believe these single sourced materials to pose any significant risk to Optex Systems Holdings as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for Optex Systems Holdings to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 12, 2014.

Product Line	Supplier	Supply Item	Risk	Purchase Orders
M36 DDAN	Raytheon EO Innovations	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	PolyOne Designed Structures and Solutions LLC	Cast acrylic	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Vision Blocks	Lanzen Fab, Inc.	Steel cases for M88A2 Hercules VB	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Harbor Castings	Steel castings	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

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

As a result of our November 2014 acquisition of the Applied Optics Center Business from L-3 Communications, we believe we have incurred the following additional risks, which may have a material adverse effect on our business results as we integrate the operations.

As a result of the purchase and integration of the AOC business with our traditional business lines, the combined businesses are subject to some accretive risks which were not formerly present.

•	AOC has a substantial fixed cost base that is inflexible in the short term to changes in market conditions. This is due to the highly skilled and specialized workforce with established benefits for severance and vacation accruals that may exceed 6 months. In the short term, we may not be able to generate sufficient business to cover these costs, so there may be additional increased pressure for current cash flow needs that exceeds available cash and would entail our raising additional funds to cover cash flow.

•	The manufacturing process entails use of coating equipment chambers which require utilization of higher than expected amounts of electrical power and are thus highly sensitive to changes in energy costs. Current energy rates are locked in for 18 months; however should energy costs increase significantly; it would have a material impact on future financials if AOC were unable to successfully incorporate the increases into priced contracts.

•	Above and beyond the normal risks to retain skilled personnel, there may be an inability to retain the specialized “work force” of AOC as a result of the changed corporate climate and the difference in corporate values of L-3 and Optex Systems Holdings. A failure to retain such personnel could result in a material adverse ability to produce the traditional AOC products or cause delays and additional costs as Optex would need to train new personnel.

•	Optex Systems Holdings also faces the risk of not being able to novate current AOC government contracts and/or secure additional business due to the change in ownership, which could cause further losses above and beyond the historic product line losses of AOC which are drive by adverse market changes and the high fixed cost base of manufacturing of AOC products.

Unexpected warranty and product liability claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for twelve to fifteen months subsequent to delivery. Approximately 80% of our current (as of September 28, 2014) contract deliveries are covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from three customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended September 28, 2014, we derived approximately 83% of our gross business revenue from three customers: 44% from General Dynamics Land Systems Divisions, 32% from the U.S. Government (primarily DLA/Warren), and 7% from BAE Systems.  Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by either General Dynamics Land System Division or DLA/Warren to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent 76% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

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

Optex Systems Holdings has two outstanding patent applications in the United States and foreign countries. While we are optimistic that our applications will be approved, we cannot guarantee that these patent applications will ever result in actual patents being awarded.  The claims were based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space.  Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed.

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

As of December 19, 2014, we had 170,913,943 shares of our common stock issued and outstanding. The outstanding shares of Series A preferred stock are currently convertible into 687,056,918 shares of our common stock, which represents 80.1% of our outstanding common stock assuming a full conversion of the Series A preferred stock into shares of our common stock.  This would greatly dilute the holdings of our existing common stockholders. In addition, the preferred shareholders vote on a one-to-one basis with our common shareholders on an as converted basis.

Furthermore, in the event of liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The total stated value of our preferred stock is $$6,870,569, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common shareholders. The liabilities on our balance sheet exceed the liquidation value of our assets; therefore, upon liquidation, there would be no assets remaining for distribution to common shareholders.

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

Risks Relating to the Majority Ownership Control

One of our directors, who is also one of our executive officers, beneficially owns a substantial percentage of Optex Systems Holdings’ outstanding common stock, which gives him control over certain major decisions on which Optex Systems Holdings’ stockholders may vote, which may discourage an acquisition of Optex Systems Holdings.

As a result of the reorganization, Sileas Corp., which is owned by Optex Systems Holdings’ three officers (two of which are also directors of Optex Systems Holdings), beneficially owns in the aggregate, 86.2% of Optex Systems Holdings’ outstanding common stock. One director who is also an executive officer, Stanley Hirschman, owns the majority equity interest in Sileas. The interests of Optex Systems Holdings’ management may differ from the interests of other stockholders. As Optex Systems Holdings’ executive management has the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how Optex Systems Holdings’ other stockholders may vote, including the following actions:

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

Item 2  Properties

We are located in Richardson, TX in approximately 49,000 square foot facility, and as of December 19, 2014, we had 53 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift.  Our proprietary processes and methodologies provide barriers to entry by other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product.  We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

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

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein under “Recent Events — Acquisition”. The acquisition, Applied Optics Center (AOC), is located in Dallas, Texas. . As of December, 19, 2014, Applied Optics Center operates with 27 full time equivalent employees in a single shift operation. In conjunction with the acquisition of the Purchased Assets, Optex Systems assumed the obligations the lease for the Dallas Applied Optics Center site. The lease consists of approximately 56,633 square feet of space at the premises, with a monthly rental of approximately $32,000 per month. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal term is five years in duration.

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

The following table shows the range of high and low prices for our common stock as reported by the OTC Bulletin Board or OTC Markets for each quarter since the first fiscal quarter of 2013. All prices are adjusted for the 2.5:1 forward split of the Company’s common stock authorized on February 27, 2009. All prices are derived from market information as to OTCBB/OTCQB prices as reported through the AOL Finance look up system. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low

First Quarter 2013	$0.014	$0.005

Second Quarter 2013	$0.06	$0.0061

Third Quarter 2013	$0.018	$0.0075

Fourth Quarter 2013	$0.02	$0.008

First Quarter 2014	$0.009	$0.008

Second Quarter 2014	$0.03	$0.03

Third Quarter 2014	$0.01	$0.01

Fourth Quarter 2014	$0.02	$0.01

On December 18, 2014, the sale price for our common stock as reported on the OTC Markets was $0.01 per share.

Securities outstanding and holders of record

On December 19, 2014, there were approximately 80 record holders of our common stock and 170,913,943 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition and capital requirements.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc.  authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000,000 to 50,000,000 and authorized the grant of 10,000,000 options to two board members and a total of 36,070,000 to Optex Systems Holdings employees including 20,000,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000,000 to 75,000,000 and authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 19, 2014, 5,840,000 of these options had forfeited due to terminations, and 45,306,649 had vested.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 28, 2014, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 28, 2014, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $700,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 28, 2014, none of our outstanding backlog fell under this criterion.

Results of Operations

Backlog as of September 28, 2014 was $8.7 million as compared to a backlog of $12.3 million as of September 29, 2013, representing decrease of 29.3%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 28, 2014.

Product Line	Q1 2015	Q2 2015	Q3 2015	Q4 2015	2015	2016	2017	2018	Total
Periscopes	$0.6	$0.6	$0.1	$0.1	$1.5	$0.1	$0.0	$0.0	$1.6
Sighting Systems	1.0	0.7	0.4	0.3	2.4	3.0	0.2	1.0	6.6
Other	0.3	0.2	0.1	0.0	0.5	0.0	0.0	0.0	0.5
Total	$1.9	$1.5	$0.6	$0.4	$4.4	$3.1	$0.2	$1.0	$8.7

During 2014, Optex Systems Holdings received orders totaling $6.7 million consisting of $3.7 million from several customers primarily in support of our periscope product line, $1.9 million in DDAN Sighting Systems, and $1.1 million in the other product group. New orders booked in fiscal year 2014, are deliverable primarily in fiscal year 2015. Approximately 40% or $2.7 million of the orders received in fiscal year 2014 were delivered in fiscal year 2014, with the balance to be delivered in fiscal years 2015 through 2018.

Military spending has been negatively impacted by the Budget Control Act of 2011 (BCA), which was passed in August, 2011 mandating $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. The Bipartisan Budget Act (BBA) which was passed in December, 2013, scaled back mandated reductions for fiscal 2014 and 2015; however federal spending would thus be larger in these two years, but even less in the subsequent years 2016 until 2023.

The U.S. government spending reductions have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. As a direct result of lower U.S. defense procurement spending, Optex Systems Holdings has experienced reduced revenues of 37.1% from fiscal years 2011 through fiscal year 2014. Given the reductions in U.S. military spending in recent years and the budget uncertainty in the coming years, Optex Systems Holdings continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines.

On December 12, 2014 Congress passed the National Defense Authorization Act (NDAA) for Fiscal Year 2015, which is the comprehensive legislation to authorize the budget authority of the Department of Defense and the national security programs of the Department of Energy. The bill authorizes $584.2 billion in defense funding for FY2015, a decrease of 4% from the FY2014 authorized NDAA funding of $607 billion. Further, many of the funding and program provisions in the measure last only for one year, pushing long-term decisions off to the new Congress that convenes in January 2015.

As the effect of the mandated budget reductions are scheduled to resume at an increased level starting in fiscal year 2016, the continued uncertainty surrounding the BBA/BCA reductions have resulted in further reductions, delays or cancellations of these programs, and as such we continue to explore other avenues of revenue. We are exploring new opportunities in M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The U.S. military supply industry has become highly competitive as suppliers fight for increased market share to offset the impacts of the reduced government spending. We compete with other suppliers on the basis of quality, delivery, price, and overall customer service, among other things. Our competitors include a number of suppliers, some of which have established strong relationships with the defense contracting agencies. Competition can lead to price reductions, reduced margins and an inability to gain or hold market share. We are aggressively pursuing additional periscope market share in both foreign and domestic defense contractor markets in order to mitigate the effect the reduced U.S. military orders has on our operations.

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

The AOC acquisition, noted in “Recent Events” has expanded our ability to bring our technology and products into commercial markets. Commercial optical products around the world use thin film coatings to create product differentiation.  These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations.  They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc.  Given this broad potential, the commercial applications are a key opportunity going forward. Further, the AOC acquisition has strengthened our overall position by decreasing the bargaining power of our suppliers through backwards integration of a key supplier and most importantly, creates additional barriers of entry of potential competitors. Overall, the customer base and the competition have seen the acquisition as creating a stronger Optex Systems Holdings.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Twelve month period ended September 28, 2014 compared to the twelve month period ended September 29, 2013

Revenues:

The table below details the revenue changes by product line for the year ended September 28, 2014 as compared to the year ended September 29, 2013.

	Twelve months ended
	(Millions)
Product Line	Sept 28, 2014	Sept 29, 2013	Variance	% Chg
Periscopes	6.6	13.0	(6.4)	(49.2)
Sighting Systems	1.8	1.9	(0.1)	(5.3)
Other	1.8	2.2	(0.4)	(18.2)
Total	10.2	17.1	(6.9)	(40.4)

As a result of the downturn in U.S. government spending, our total revenues decreased by $6.9 million or (40.4%) in 2014 over 2013 levels. The U.S. budget reductions have had a more significant impact on the U.S. military combat procurement budget, which includes land vehicles, as Congress has been reluctant and slow to make cost reductions to veteran armed force salaries and benefits as an offset the decreased spending levels. As the majority of our products directly support the U.S. military land vehicles, the significant reductions in the U.S. military procurement budget have materially impacted our customer base as well as our operations. Based on the December, 2014, National Defense Authorization Act for fiscal 2015, the expected total U.S. military appropriations budget is approximately 4% below the fiscal year 2014 levels. Although, it is too early to determine exactly how the NDAA will impact the U.S. combat procurement levels in the next twelve months, we are anticipating additional revenue reductions of between of 5.0% to 10.0% across our existing Optex Systems product lines.

Revenue decreased by ($6.4) million or 49.2% on our periscope line during fiscal year 2014 as compared to fiscal year 2013.  During fiscal year 2013, Optex Systems experienced a substantial increase in plastic periscope revenue in support of additional foreign orders and for new customer orders as a direct result of the plant closure of our primary plastic periscope competitor, Miller-Holzwarth, Inc., in July, 2012. The increased revenues from plastic periscopes provided a Optex with a strong buffer against the otherwise devastating impact of the U.S. military spending reductions in recent years. However, the reduced government spending on Striker Combat Vehicles, which utilize our plastic laser periscopes, and reduced spending on the Abrams Tank, which utilize both our glass and plastic periscopes, has culminated in lower orders and revenues in fiscal 2014 from our prime customers in support of those ongoing programs. Thus, despite the temporary fiscal year 2013 increase in periscope revenue, the fiscal year 2014 revenue across all of our periscope programs is approximately 40% below the historic revenues experienced in both fiscal years 2011 and 2012. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed overhead across the smaller volume base, thereby increasing our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. Based on current backlog requirements and projected orders for fiscal 2015, we may realize additional reductions in periscope revenues between 25-30% during the next twelve months. We continue to quote and receive awards for periscopes, at reduced volumes, from multiple customers and are aggressively pursuing increased market share for all the available funding within the domestic periscope market. We are optimistic that our November 2014 acquisition of Applied Optical Center (AOC) from L-3 will position Optex Systems to provide more competitive pricing on new solicitations and bar entry of additional competition to our base periscope business. We cannot yet determine how successful we will be in gaining new periscope orders to offset continued reductions in U.S. military spending.

Sighting systems revenues decreased ($0.1) million, or (5.2%), over the prior year. The decrease in revenues is attributable to a reduction in back-up sights and spare units from the prior year deliveries. In the next twelve months, we expect deliveries on sighting systems to increase by 30-50% due to increased contractual quantities deliverable against our DDAN M36 sight assemblies through fiscal year 2015. We expect the increased DDAN deliveries to partially mitigate the revenue reduction on our periscope product line during the next twelve months. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Decreases in the other product lines were ($0.4) million, or (18.2%) for the year ending September 28, 2014 compared to the year ending September 29, 2013. Overall revenue decreases are attributable to reduced government spending and the completion of the U.S. government gunner head assemblies in the third quarter of 2013. We anticipate fiscal year 2015 revenues to be at or near fiscal 2014 levels, however due the budget uncertainties and recent delays government procurements, combined with a low year-end backlog in this category, it is impossible to determine the overall impact military spending reductions will have on these products during fiscal year 2015. Revenues included in this category tend to be shorter term, unique one time orders with the U.S. government, research and development efforts, or miscellaneous spares parts or supply orders.

Cost of Goods Sold. During the fiscal year ended September 28, 2014, we recorded cost of goods sold of $8.8 million as compared to $13.9 million during the fiscal year ended September 29, 2013, a decrease of $5.1 million or (36.7%). The gross margin during the period ending September 28, 2014 was 13.7% of revenue as compared to a gross margin of 18.7% of revenue for the period ending September 29, 2013. The increased cost of sales and decrease in gross margin percentage for the year as compared to the prior year is primarily due the decrease in revenue of ($6.9) million combined with a loss of labor efficiencies and higher (unabsorbed) overhead rates than originally projected as a result of the significant drop in production.

G&A Expenses.  During the fiscal year ended September 28, 2014, we recorded operating expenses of $2.4 million as opposed to $3.0 million during the period ending September 29, 2013, a decrease of ($0.6) million or (20.0%)  Operating expenses are down from the previous year period due to significant cuts in discretionary spending including labor and labor related costs of ($0.3), million, research and development of ($0.1) million, and other discretionary spending reductions of ($0.3) million in building maintenance, advertising, and other partially offset by $0.1 million in increased legal expenses for activity related to the equitable adjustment request on the Howitzer Aiming Circle. We expect general and administrative expenses to continue at a reduced level into the next year in to mitigate the impact of lower revenues forecasts.

Operating Income (Loss).  During the period ending September 28, 2014, we recorded, an operating loss of ($0.98) million as compared to a net operating income of $0.26 million during the period ending September 29, 2013.  The loss in operating income of ($1.24) million is primarily due to lower revenue of ($6.9) million, resulting in reduced gross margins of ($1.8) million partially offset with decreased general and administrative spending of $(0.6) million.

Net Income (Loss) applicable to common shareholders.  During the period ended September 28, 2014, we recorded, net loss of ($2.06) million as compared to a net income of $0.14 million for the period ended September 29, 2013. The change increased loss of ($2.2) million is primarily attributable an increased operating loss of (1.2) million combined with and increased tax expense of ($1.0) million due to the write down of deferred tax assets in fiscal 2014.

Liquidity and Capital Resources

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

As of September 28, 2014, the outstanding balance on the line of credit was $0.  For the years ended September 28, 2014 and September 29, 2013, the total interest expense against the outstanding line of credit balance was $21 thousand and $42 thousand, respectively. During the twelve months ended September 28, 2014, Optex Systems Holdings separately recognized $13 thousand in interest income related to financing fees on a foreign sale. There was zero in interest income for the twelve months ended September 29, 2013.

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

In addition, Optex Systems Holdings has requested an equitable adjustment on a previously completed Howitzer program due to significant design issues that impacted the manufacturability of the product. As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In November 2014, the ASBCA judge issued a decision in favor of Optex Systems Inc. against the government agency asserted position for a waiver of the claim. As of the date of this report issuance, we are awaiting a decision by the agency on their position in respect to the judge’s ruling for the next phase of the appeal process. While we remain optimistic that Optex has a justifiable claim, we cannot predict the outcome of the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.  To the extent we are able to recover increased costs (losses) against the program; we expect the settlement would have a positive impact on working capital.

Period of September 29, 2013 through September 28, 2014

Cash and Cash Equivalents.  As of September 28, 2014, we had cash and cash equivalents of $1.7 million as compared to $$0.9 million as of September 29, 2013. We increased cash and cash equivalents by $0.8 million.

Net Cash (Used by) Provided by Operating Activities.  Net cash provided by operating activities during the period beginning September 29, 2013 and ending September 28, 2014 totaled $1.7 million. The primary sources in cash were collections 2013 accounts receivable balances of $2.4 million, shipments of inventories purchased in fiscal 2013of $1.6 million and other of $0.2 million. The increased cash was offset by reductions in customer deposit accounts of ($0.6) million, reductions in outstanding accounts payables of ($0.9) million and operating losses ($1.0) million.

Net Cash (Used) by Investing Activities.  In the twelve months ended September 28, 2014, total cash used in investing activities was $(0.01) due to the purchase of property and equipment for $(0.04) million and the amortization of prepaid royalties of $0.03 million of the prior year purchased patent license..

Net Cash (Used) by Financing Activities. Net used by financing activities totaled ($0.9) million during the twelve months ended September 30, primarily due to the payment against the line of credit balance from fiscal year 2013. As of September 28, 2014 our outstanding balance on the line of credit was $0.0 million.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined the balance of deferred tax assets will not be realized and has increased the valuation allowance reserves by $1.1 million during 2014. As of September 28, 2014 Optex Systems Inc. has a total deferred tax asset reserve of ($4.0) million against a total deferred tax asset of $4.0 million.

The difference between the income tax expense and pretax accounting income is primarily attributable the increase in the deferred tax asset valuation reserve of $1.1 million during the twelve months ended September 28, 2014.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems, Inc. was awarded an $8.0 million contract with General Dynamics Land Systems - Canada that provided for milestone invoices up to a total of $3.9 million. Currently, there are no additional contracts providing for milestone payments. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

Pursuant to the contract, all substantive milestones were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the years ending September 28, 2014 and September 29, 2013. As of September 28, 2013 all of the milestone events were completed and there were no unpaid/invoiced customer deposits related to the completed milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 28, 2014, Optex Systems, Inc. had a balance of $2.1 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.1 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.0 million related long term customer advance deposits for deliveries occurring after September 2015.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of September 28, 2014 there was $11 thousand in contract loss reserves related to cost overruns incurred on a small contract scheduled to complete in October 2014. As of September 29, 2013 the contract loss reserves were zero.

During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on one of our Howitzer product lines.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzers culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). While we remain optimistic that Optex has a justifiable claim, we cannot predict the outcome of the appeal will be successful. In November 2014, the ASBCA judge issued a decision in favor of Optex Systems Inc. against the government agency asserted position for a waiver of the claim. As of the date of this report issuance, we are awaiting a decision by the agency on their position in respect to the judge’s ruling for the next phase of the appeal process. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

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

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 28, 2014 and September 29, 2013, the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

Recent Accounting Pronouncements.

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, Optex Systems Holdings is required to adopt these provisions for the annual period ending October 1, 2017. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2014-15 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. As such, Optex Systems Holdings is required to adopt these provisions as of October 2, 2017, the beginning of the annual period ending September 30, 2018 and at the beginning of all interim periods ending after October 1, 2017. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2014-09 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As such, Optex Systems Holdings has adopted these provisions at the beginning of the interim period ending March 30, 2014. Adoption FASB ASU 2013-11 did not have a material effect on Optex Systems Holdings’ financial statements.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. (the Company) as of September 28, 2014 and September 29, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended . The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of September 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
______________________

December 22, 2014

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share data)
	September 28, 2014	September 29, 2013

ASSETS

Current Assets
Cash	$1,685	$882
Accounts Receivable	731	3,118
Net Inventory	5,910	7,579
Prepaid Expenses	41	36

Total Current Assets	8,367	11,615

Property and Equipment
Property Plant and Equipment	1,744	1,704
Accumulated Depreciation	(1,540)	(1,460)

Total Property and Equipment	204	244

Other Assets
Deferred Tax Asset - Long Term	-	1,077
Prepaid Royalties - Long Term	150	180
Security Deposits	26	21

Total Other Assets	176	1,278

Total Assets	$8,747	$13,137

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$312	$989
Accrued Expenses	458	706
Accrued Warranties	25	25
Customer Advance Deposits - Short Term	1,072	769
Credit Facility	-	858
Total Current Liabilities	1,867	3,347

Other Liabilities
Customer Advance Deposits - Long Term	982	1,935

Total Other Liabilities	982	1,935

Total Liabilities	2,849	5,282

Stockholders' Equity
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,001 and 1, 016 series A preferred shares issued and outstanding, respectively)	-	-
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 170,913,943 and 157,346,607 shares issued and outstanding, respectively)	171	157
Additional Paid-in-capital	18,013	17,922
Retained Earnings (Deficit)	(12,286)	(10,224)

Total Stockholders' Equity	5,898	7,855

Total Liabilities and Stockholders' Equity	$8,747	$13,137

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except common share data)
	Twelve months ended
	September 28, 2014	September 29, 2013

Revenues	$10,208	$17,070

Total Cost of Sales	8,810	13,861

Gross Margin	$1,398	$3,209

General and Administrative	2,375	2,950

Operating (Loss) Income	$(977)	$259

Other Expenses

Interest Expense - Net	8	42
Total Other	$8	$42

(Loss) Income Before Taxes	$(985)	$217

Deferred Income Taxes (Benefit)	1,077	80

Net (Loss) Income After Taxes	$(2,062)	$137

Net (Loss) Income Applicable to Common Shareholders	$(2,062)	$137

Basic (loss) income per share	$(0.0125)	$0.0009

Weighted Average Common Shares Outstanding	164,940,636	154,997,706

Potentially diluted (loss) income per share	$(0.0125)	$0.0002

Weighted average common shares outstanding - Potentially diluted	921,882,510	904,749,343

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 28, 2014	September 29, 2013

Cash flows from operating activities:
Net (loss) income	$(2,062)	$137

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	80	69
Noncash intereest expense	5	—
Provision for allowance for inventory valuation	114	149
Decrease in deferred tax asset (net of valuation allowance)	1,077	80
Stock option compensation expense	105	128
(Increase) decrease in accounts receivable	2,387	(1,276)
(Increase) decrease in inventory (net of progress billed)	1,555	(634)
(Increase) decrease in prepaid expenses	(10)	(8)
Increase (decrease) in accounts payable and accrued expenses	(940)	(165)
Increase (decrease) in customer advance deposits	(650)	(16)
Increase (decrease) in accrued estimated loss on contracts	10	(2)
Total adjustments	3,733	(1,675)
Net cash provided by (used in) operating activities	1,671	(1,538)

Cash flows from investing activities:
Decrease in prepaid royalties - long term	30	30
Purchases of property and equipment	(40)	(121)
Net cash used in investing activities	(10)	(91)

Cash flows from financing activities:
Proceeds (to) from credit facility (net)	(858)	858

Net cash (used In) provided by financing activities	(858)	858

Net increase (decrease) in cash and cash equivalents	803	(771)
Cash and cash equivalents at beginning of period	882	1,653
Cash and cash equivalents at end of period	$1,685	$882

Supplemental cash flow information:
Cash paid for interest	$8	$42
Supplemental cash flow information:
Exchange of preferred stock for common stock	$100	$50

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common	Series A			Additional		Total
	Shares	Preferred	Common	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Stock	Capital	Earnings	Equity

Balance at September 30, 2012	152,346,607	1,023	$152	$-	17,799	(10,361)	7,590
Stock Option Compensation Expense					128		128
Conversion of Preferred Stock	5,000,000	(7)	$5	$-	(5)		-
Net Income						137	137

Balance at September 29, 2013	157,346,607	1,016	$157	$-	$17,922	$(10,224)	$7,855

Stock Option Compensation Expense					105		105
Conversion of Preferred Stock	10,000,000	(15)	10	-	(10)		-
Exercise of Options (Net shares)	3,567,336	-	4		(4)		-
Net Loss						(2,062)	(2,062)

Balance at September 28, 2014	170,913,943	1,001	$171	$-	$18,013	$(12,286)	$5,898

The accompanying notes are an integral part of these financial statements

Note 1 — Organization and Operations

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

Optex Systems Holdings’ operations are based in Richardson, Texas in a leased facility comprising 49,100 square feet. As of September 28, 2014, Optex Systems Holdings operated with 52 full-time equivalent employees.

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

During the twelve months ended September 28, 2014, the Company has experienced a 40% decrease in revenues and a net loss as compared to the twelve months ended September 28, 2013.  U.S. military spending declined significantly since its peak in 2010 as a result the withdrawal of troops from Iraq in 2011, the scale back operations Afghanistan, and additional Congressional sequestration cuts to defense spending, which began in fiscal year 2013. The U.S. military spending reductions have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. As a direct result of lower U.S. defense procurement spending, Optex Systems Holdings has experienced reduced revenues of 37.1% from fiscal years 2011 through fiscal year 2014. Given the sizable reduction in backlog from 2013 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the next twelve months.

Optex Systems Holdings continues to explore other avenues of revenue and aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing and new product lines. We are exploring new opportunities in M17 day thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity.

Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets. On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. (“L-3”) pursuant to which Optex purchased from L-3 the assets comprising L-3’s Applied Optics Center (AOC) Products Line (“Purchased Assets”), which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. See Note 14 Subsequent Events.

The Company has historically funded its operations through operations, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At September 28, 2014, the Company had approximately $1.7 million in cash and access to a $1.0 million working line of credit.  The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s fixed cost structure.  Management of the Company expects to be successful in maintaining sufficient working capital and will manage operations commensurate with its level of working capital through September 27, 2015.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Note 2 — Accounting Policies

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

Fiscal Year:  Optex System Holdings’ fiscal year ends on the Sunday nearest September 30.  Fiscal year 2014 ended on September 28, 2014 and included 52 weeks.  Fiscal year 2013 ended on September 29, 2013 and included 52 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended September 28, 2014 and September 29, 2013. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

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

Optex Systems Holdings’ revenues and accounts receivables for fiscal year ended September 28, 2014 are derived from sales to U.S. government agencies (30%), General Dynamics (47%), BAE Systems (12%), and other contractors (11%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of September 28, 2014 and September 29, 2013, Optex Systems Holdings had an allowance for doubtful accounts of $8 thousand and $15 thousand, respectively, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal years 2014 there was $11 thousand, and in 2013, there was $15 thousand in bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of September 28, 2014 and September 29, 2013 inventory included:

	(Thousands)
	As of September 28, 2014	As of September 29, 2013

Raw Materials	$5,136	$6,856
Work in Process	1,854	1,901
Finished Goods	265	115
Gross Inventory	$7,255	$8,872
Less:
Unliquidated Progress Payments	-	(62)
Inventory Reserves	(1,345)	(1,231)
Net Inventory	$5,910	$7,579

Total net inventory decreased $1.7 million during the year ended September 28, 2014. The decrease in net inventory is primarily related to shipments against the 5 year General Dynamics M36 contract for inventories purchased in fiscal year 2013, combined with lower fiscal year 2015 purchase and ending balances due to reduced production rates projected in 2014 and projected into 2015.

Optex Systems Holdings conducts an annual work in process inventory in the fourth quarter of each fiscal year and cycle counts raw material and finished goods on a monthly basis.  The accounting records are adjusted to reflect any changes in the physical inventory valuation as compared to the book carrying values based on the results of the physical inventory and cycle counts.  In 2014, Optex Systems Holdings recognized a net inventory adjustment of $127 thousand as compared to a net inventory adjustment in the period ending September 29, 2013 of $74 thousand.  The 2014 adjustment was primarily attributable to lost labor efficiencies and higher manufacturing overhead rates in costs of sales as compared to the estimated rates which resulted due from the lower than expected revenue and production volumes in 2014. The 2013 adjustment was primarily attributable to favorable cost of sales adjustment from improvements in estimated contract gross margins due to lower hours and manufacturing overhead spending as compared to previous projected rates. Inventory reserves for excess and obsolete inventory increased by $114 thousand over prior year reserve balances, primarily due to increases in excess inventory reserves on slow moving inventory associated with completed programs and as a result of decreased government spending on new replacement orders.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 28, 2014 and September 29, 2013, the existing warranty reserve balance of $25 thousand was reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

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

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings follows the provisions of FASB ASC 360-10, “ Accounting for the Impairment or Disposal of Long-lived Assets. ”  This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The company recorded no impairment charges for the 2014 and 2013 fiscal years.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems, Inc. was awarded an $8.0 million contract with General Dynamics Land Systems - Canada that provided for milestone invoices up to a total of $3.9 million. Currently, there are no additional contracts providing for milestone payments. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

Pursuant to the contract, all substantive milestones were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the years ending September 28, 2014 and September 29, 2013. As of September 28, 2013 all of the milestone events were completed and there were no unpaid/invoiced customer deposits related to the completed milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 28, 2014, Optex Systems, Inc. had a balance of $2.1 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.1 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $1.0 million related long term customer advance deposits for deliveries occurring after September 2015.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of September 28, 2014 there was $11 thousand in contract loss reserves related to cost overruns incurred on a small contract scheduled to complete in October 2014. As of September 29, 2013 the contract loss reserves were zero.

During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on one of our Howitzer product lines.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzers culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings has requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). While we remain optimistic that Optex has a justifiable claim, we cannot predict the outcome of the appeal will be successful. In November 2014, the ASBCA judge issued a decision in favor of Optex Systems Inc. against the government agency asserted position for a waiver of the claim. As of the date of this report issuance, we are awaiting a decision by the agency on their position in respect to the judge’s ruling for the next phase of the appeal process. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.

Government Contracts:  Many of Optex Systems Holdings’ contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation (Federal Acquisition Regulation) Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-

2  “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”.  These clauses are standard clauses on prime military contracts and are generally, “flowed down” to Optex Systems Holdings as subcontractors on other military business.  It has been Optex Systems Holdings’ experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties.  Optex Systems Holdings is not currently aware of any pending terminations for convenience or default on its existing contracts.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $700,000.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 28, 2014 and September 29, 2013, Optex Systems had no booked orders that fell under this criterion.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined the balance of deferred tax assets will not be realized and has increased the valuation allowance reserves by $1.1 million during 2014. As of September 28, 2014 Optex Systems Inc. has a total deferred tax asset reserve of ($4.0) million against a total deferred tax asset of $4.0 million.

The difference between the income tax expense and pretax accounting income is primarily attributable the increase in the deferred tax asset valuation reserve of $1.1 million during the twelve months ended September 28, 2014.

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

For the twelve months ended September 28, 2014, 1,001 shares of Series A preferred stock, 62,911,649 stock options and 1,000,000 warrants were excluded as anti-dilutive due to the net loss attributable to common shareholders during the year. For the twelve months ended September 29, 2013, 1,016 shares of Series A preferred stock, 48,247,649 stock options and 4,447,000 warrants were included as potentially dilutive.

Note 3 — Recent Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, Optex Systems Holdings is required to adopt these provisions for the annual period ending October 1, 2017. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2014-15 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. As such, Optex Systems Holdings is required to adopt these provisions as of October 2, 2017, the beginning of the annual period ending September 30, 2018 and at the beginning of all interim periods ending after October 1, 2017. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2014-09 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As such, Optex Systems Holdings has adopted these provisions at the beginning of the interim period ending March 30, 2014. Adoption FASB ASU 2013-11 did not have a material effect on Optex Systems Holdings’ financial statements.

Note 4 — Property and Equipment

A summary of property and equipment at September 28, 2014 and September 29, 2013 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 28, 2014	Year Ended September 29, 2013
Property and Equipment
Furniture and Equipment	3-5yrs	$267	$257
Machinery and Equipment	5 yrs	1,201	1,171
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(1,540)	(1,460)
Net Property & Equipment		$204	$244

Depreciation Expense		$80	$69

Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2014 is $33 thousand and $47 thousand, respectively. Depreciation expense included in cost of goods sold and general and administrative expense for fiscal 2014 is $19 thousand and $50 thousand, respectively.

Note 5 — Accrued Expenses

The components of accrued liabilities for the years ended September 28, 2014 and September 29, 2013 are summarized below:

	(Thousands)
	Year Ended September 28, 2014	Year Ended September 29, 2013

Deferred Rent Expense	$91	$44
Accrued Vacation	152	199
Property Taxes	37	29
Operating Expenses	61	305
Reserve for Contract Losses	10	-
Payroll & Payroll Related	107	129
Total Accrued Expenses	$458	$706

Note 6 — Commitments and Contingencies

Leases

Optex Systems Holdings leases its office and manufacturing facilities under a non-cancellable operating lease expiring March 31, 2021, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.

On December 10, 2013 Optex Systems Holdings executed a lease amendment, renewing its Richardson, TX lease, effective as of December 10, 2013.  The terms of the office and manufacturing facilities lease are as follows:

•	The lease term expires March 31, 2021.

•	The annual base rent rate is as follows: from 1/1/14 -3/31/14, $0.00 per square foot; from 4/1/2014 – 3/31/2018, $5.45 per square foot; from 4/1/2018 – 3/31/2019, $5.65 per square foot; from 4/1/2019 – 3/31/2020, $5.85 per square foot; and from 4/1/2020 – 3/31/2021, $6.05 per square foot.

•	A $0.35 million HVAC improvement allowance is included.

Total expenses under the facility lease for the twelve months ended September 28, 2014 was $337 thousand and total expenses for manufacturing and office equipment was $20 thousand.  Total expenses under the facility lease agreements for the twelve months ended September 29, 2013 was $312 thousand and included $13 thousand related to a six month short term lease expiring in January, 2014. Total expenses for manufacturing and office equipment was $18 thousand.

As of September 28, 2014, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating
Leases
(Thousands)
Fiscal Year
2015	$264
2016	260
2017	266
2018	271
2019	281
2020	291
2021	147
Total minimum lease payments	$1,780

Pursuant to the terms of the recent amendment to the facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, and the total value of the rent abatement related to the lease amendment is $63.5 thousand. As of September 28, 2014 the unamortized deferred rent was $91 thousand as compared to $44 thousand as of September 29, 2013. Deferred rent expense is recognized at a rate of $1.2 thousand per month over the life of the lease. Commencing on April 1, 2014 the base rent payment is $21.2 thousand per month.

Note 7 — Transactions with a Related Party

There were no transactions with Related Parties during fiscal years 2014 or 2013 except as described below in Note 8 Debt Financing.

Note 8 — Debt Financing

Related Parties

Acquisition by Sileas Corporation on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware).  Currently, Sileas is the majority owner of Optex Systems Holdings.

Secured Promissory Note Due February 20, 2014/Longview Fund, LP

As a result of the transaction described above between Sileas and Longview Fund, LP on February 20, 2009, Sileas, currently majority owner of Optex Systems Holdings, executed and delivered to Longview, a Secured Promissory Note, originally due February 20, 2012 in the principal amount of $13.5 million. The note was extended on November 22, 2011 until February 20, 2014 in exchange for and extension fee of $270 thousand. On November 27, 2013, the Company was notified that Sileas Corp. and the Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two year period ending on February 20, 2016. In exchange for the extension, Sileas Corp. agreed to pay the Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note. As a result of the amendment, the principal amount of the Note was increased by $275 thousand to $14.1 million as of November 27, 2013, 2013.   The note balance as of September 28, 2014 was $17.5 million inclusive of accrued and unpaid interest of $3.4 million.

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

Credit Facility — Avidbank (formerly known as Peninsula Bank Business Funding)

In April 2012, the Company amended its revolving credit facility with Avidbank. The renewable revolving maturity date was July 15, 2014. On May 22, 2014, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is May 21, 2016. The facility provides up to $1 million in financing against eligible receivables and subject to meeting certain covenants including an asset coverage ratio test for up to two years. The material terms of the amended revolving credit facility are as follows:

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

As of September 28, 2014, the outstanding balance on the line of credit was $0.  For the years ended September 28, 2014 and September 29, 2013, the total interest expense against the outstanding line of credit balance was $21 thousand and $42 thousand, respectively. During the twelve months ended September 28, 2014, Optex Systems Holdings separately recognized $13 thousand in interest income related to financing fees on a foreign sale. There was zero in interest income for the twelve months ended September 29, 2013.

Note 10 — Stock Based Compensation

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

As of September 28, 2014, 25,201,649 of awarded stock options had vested, 5,000,000 of those options had been exercised and 5,840,000 options had been forfeited due to employee turnover. Vested and exercisable stock options as of September 28, 2014 were 20,201,649. As of September 29, 2013, 17,700,149 of awarded stock options were vested and exercisable, and 504,000 shares had been forfeited due to employee turnover. There had been no options exercised as of September 29, 2013.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to $105 thousand and $128 thousand for the fiscal years ended September 28, 2014 and September 29, 2013, respectively and was charged as general and administrative compensation expense for each of the respective fiscal years. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the year ended September 28, 2014, estimated deferred tax assets related to option compensation costs were $36 thousand and have been recorded for the tax effect of the financial statement expense.  For the year ended September 29, 2013 the estimated deferred tax assets related to option compensation costs were $43 thousand and have been recorded for the tax effect of the financial statement expense.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Optex Systems Holdings records its stock based compensation expense in accordance with ASC 718-10, “Compensation — Stock Compensation”. In estimating the value of stock options issued, management has valued the options at their date of grant utilizing the Black-Scholes-Merton option pricing model.  For options issued on December 19, 2013, the fair value of the underlying shares was determined based on the closing price of Optex Systems Holdings’ publicly-traded shares as of December 19, 2013.  Further, Optex Systems Holdings used an expected volatility of 354.4% which was calculated using the historical Optex Systems Holdings stock prices over the prior 36 month trading period. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. As our assumptions are based on historical information, judgment is required to determine if historical trends are fair indicators of future outcomes.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 9/28/14	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2014
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2016
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2017
Total	73,751,649		62,911,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 30, 2012	48,477,649	$—	4.56	—
Granted – 2013	—	$—	—	—
Forfeited – 2013	(230,000)	$—	—	—
Exercised – 2013	—	$—	—	—
Outstanding as of September 29, 2013	48,247,649	$—	3.56	—
Granted – 2014	25,000,000	$0.01	5.22	$200
Forfeited – 2014	(5,336,000)	$—	—	—
Exercised – 2014	(5,000,000)	$0.01	—	—
Outstanding as of September 28, 2014	62,911,649		3.41	$—

Exercisable as of September 29, 2013	17,700,149	$—	2.75	$—

Exercisable as of September 28, 2014	20,201,649	$—	1.76	$—

There were 25,000,000 new options granted and 5,000,000 options exercised during the year ended September 28, 2014. There were zero new options granted and zero options exercised during the year ended September 29, 2013. The total intrinsic value of the exercisable options as of September 28, 2014 was $177 thousand.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 30, 2012	46,235,750	$0.01
Non-vested granted — year ended September 29, 2013	—	$—
Vested — year ended September 29, 2013	(15,458,250)	$0.01
Forfeited — year ended September 29, 2013	(230,000)	$0.01
Non-vested as of September 29, 2013	30,547,500	$0.01
Non-vested granted — year ended September 28, 2014	25,000,000	$0.01
Vested — year ended September 28, 2014	(7,501,500)	$0.01
Forfeited — year ended year ended September 28, 2014	(5,336,000)	$—
Non-vested as of September 28, 2014	42,710,000	$0.01

As of September 28, 2014, the unrecognized compensation cost for share based compensation arrangements granted under the plan was approximately $240 thousand.  These costs are expected to be recognized on a straight line basis through December 19, 2017. The total fair value of options and shares vested during the year ended September 28, 2014 was $53 thousand.

There were no equity instruments issued to consultants and vendors in fiscal years 2014 and 2013.

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

As of September 28, 2014, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 9/28/14	Expiration Date	Term
Avidbank — Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		1,000,000		1,000,000

During the year ended September 28, 2014 and year ended September 29, 2013, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 29, 2013.  On March 29, 2014, 3,447,000 warrants related to the 3/30/2009 private placement expired unexercised.

During the periods ended September 28, 2014 and September 29, 2013, Optex Systems Holdings recorded a total of $0 and $0 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of zero as of September 28, 2014.  These warrants are not included in the computation of weighted average of shares for year ended September 28, 2014 as it would be anti-dilutive due to the net loss attributable to common shareholders incurred during the year, but are included in the computation of weighted average for year ended September 29, 2013 as it would be potentially dilutive .

Note 11 —  Stockholders Equity

Common stock:

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $50,000 each transaction, respectively.  On March 24, 2014 a former director exercised 5,000,000 options at $0.01 per share in a net exchange for 3,567,336 common shares. There were no other issues of common or preferred stock during the years ended September 28, 2014 or September 29, 2013.

Series A preferred stock

Optex Systems Holdings Inc. has authorized 5,000 preferred shares at a par value of $0.001 per share and has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing the issue of a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of issued shares: 1,027; (ii) per share stated value: $6,860; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

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

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 30, 2013 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the years ended September 28, 2014 and September 29, 2013, there were no preferred dividends payable. As of September 28, 2014 and September 29, 2013, as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems had 1,001 of preferred shares outstanding as of September 28, 2014 and 1,016 of preferred shares outstanding as of September 30, 2013 respectively.

Note 12 — Income Taxes

The income tax provisions as of September 28, 2014 and September 29, 2013 include the following:

	(Thousands)
	2014	2013
Current income tax expense:
Federal	$—	$—
State
	$—	$—
Deferred income tax provision (benefit):
Federal	$(331)	$80
State
Change in valuation allowance	1,408	—

Provision for (Benefit from) income taxes, net	$1,077	$80

The income tax provision for Optex Systems as of September 28, 2014 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2014	%	2013	%

Tax provision (benefit) at statutory federal rate	$(334)	(34)%	$74	34%
Nondeductible expenses	3	0%	6	3%
Change in valuation and other	1,408	143%	—	—
Provision for (Benefit from) income taxes, net	$1,077	109%	$80	37%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset — Long Term
	As of September 28, 2014	As of September 29, 2013

Stock Options	$195	$171
Inventory Reserve	228	189
Unicap	39	50
Contract Loss Reserve	(275)	(279)
Fixed assets	27	27
Goodwill Amortization	1,612	1,773
Intangible Asset Amortization	823	915
Net Operating Losses	1,449	917
Other	(51)	(47)
Subtotal	$4,047	$3,716
Valuation allowance	(4,047)	(2,639)
Net deferred asset (liability)-long term	$-0-	$1,077

As of September 28, 2014, the Company has a net operating loss carryforward of approximately $4,263 thousand as compared to a net loss carryforwards of $2,698 thousand available as of September 29, 2013.

As of September 28, 2014 management has assessed the recoverability of deferred tax assets and has determined due to recent loss conditions and the downturn in the defense spending, that the balance of deferred tax assets will not be realized and has increased the valuation allowance reserves by $1.1 million during 2014. As of September 28, 2014 Optex Systems Inc. has a total deferred tax asset reserve of ($4.0) million against a total deferred tax asset of $4.0 million.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in September 28, 2014, September 29, 2013 and September 30, 2012 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

There were no income taxes paid during the fiscal years ended September 28, 2014 or September 29, 2013.

Note 13 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal year ending September 28, 2014, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. For the fiscal year ending September 29, 2013, effective as of January 1, 2012, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended September 28, 2014 and September 29, 2013 $74 thousand and $74 thousand, respectively.

Note 14 — Subsequent Events

Purchase of Applied Optics Products Line

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. (“L-3”) pursuant to which Optex purchased from L-3 the assets comprising L-3’s Applied Optics Products Line (“Purchased Assets”), which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the Purchased Assets.

The purchase price for the acquisition was $1,013,053, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $271,000. The source of funds for the acquisition consisted of an advance of $800,000 from accredited investors in a to be consummated private placement of convertible notes to be issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act, with the balance of the funds derived directly from its working capital.

In conjunction with the acquisition of the Purchased Assets, Optex Systems assumed the obligations of L-3 pursuant to this certain Assignment to Lease and Consent of Landlord Agreement (the “Agreement”) dated as of October 30, 2014, between L-3, as tenant, Optex Systems, as assignee, and CABOT II TX1W04, LP, as landlord, with respect to those certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas (the “Premises”), as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009 (such Leases as so amended being referred to as the “Lease”). The leased premises under the Lease consist of approximately 56,633 square feet of space at the premises, with a monthly rental of approximately $32,000 per month. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal term is five years in duration.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) with several accredited investors (the “Investors”) in a private placement pursuant to which the Investors purchased a series of Notes with an aggregate principal amount of $1.55 million. The Agreement allows for a second closing, to occur no later than 30 days from November 17, 2014, for the balance of the $2.1 million aggregate amount of the offering.  The Notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.  Optex Systems Holdings may pay interest due either in cash or, at its option, through stock.  The Notes are convertible at the option of the Investors at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $.0025 per share.  All or part of the then remaining principal amount of the Notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Notes to be prepaid plus all accrued and unpaid interest thereon.  The Agreement also requires the Optex Systems Holdings to effect a 1:350 reverse split of its common stock no later than 90 days from November 17, 2014.

The Notes contain certain customary negative covenants and events of default, including, but not limited to, Optex Systems Holdings’ failure to pay principal and interest, material defaults under the other transaction documents, bankruptcy, and Optex Systems Holdings’ failure to deliver Common Stock certificates after a conversion date.

The conversion price of the Notes is subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by Optex Systems Holdings, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Pursuant to a Registration Rights Agreement, of even date, between the Company and the Investors, Optex Systems Holdings is obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the shares underlying the Notes for public resale by January 17, 2015 and cause such registration statement to be effective by March 17, 2015.  The Company is subject to certain liquidated damages in the event it does not satisfy such obligations and other obligations under such Registration Rights Agreement.

Sileas Corp., the controlling shareholder of Optex Systems Holdings, also entered into a Make Whole Agreement, of even date, with the Investors and the Company, pursuant to which, unless and until Optex Systems Holdings’ common stock is listed on the NASDAQ Capital Market, it will make payment to the Investors of interest on the Notes, on any date on which interest is due and payable under the Notes, from the date of payment until the maturity date of the Notes.

The securities sold to the Investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Appointment of Chief Financial Officer, Resignation and Appointment of Chairman and Director

Effective November 19, 2014, Karen Hawkins, the Vice President of Finance and Controller of Optex Systems Holdings, was appointed as its Chief Financial Officer.

Also effective November 19, 2014, Merrick Okamoto resigned as its Chairman of the Board and as a Director. In recognition of his service, all of his unvested stock options were deemed to vest immediately, and the termination date of all of his stock options was extended to December 31, 2018.

Also effective November 19, 2014, Peter Benz was appointed as a Director of Optex Systems Holdings by its Board of Directors and was also elected as the Optex Systems Holdings’ Chairman of the Board of Directors.

Since 2001, Mr. Benz has served as Chairman and Chief Executive Officer of Viking Asset Management, LLC and is a member of the Investment Committee. His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. Mr. Benz currently serves as a director for usell.com, Inc , Starboard Resources, and Embark Holdings. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz is a graduate of Notre Dame University.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 28, 2014, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 28, 2014, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 28, 2014. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 28, 2014.  We have thus concluded that our internal control over financial reporting was effective as of September 28, 2014.

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

Our Company is led by Danny Schoening, who has served as COO since 2009 and was appointed CEO in 2013, and by Merrick Okamoto who served on our Board since 2009, was appointed Chairman in 2013 and maintained this role until his resignation on November 19, 2014. On November 19, 2014, Peter Benz was appointed as a Director of the Issuer by its Board of Directors and was also elected as the Issuer’s Chairman of the Board of Directors. Our board of directors consists of three directors. The board has an inactive audit committee, as further discussed below, and has no other committees due to its small size.

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

The following table sets forth certain information with respect to the directors and executive officers of Optex Systems Holdings:

Name	Age	Position

Stanley A. Hirschman	68	President, Secretary, Treasurer & Director

Peter T. Benz (3)	54	Chairman of the Board and Director

Merrick D. Okamoto (2)	54	Chairman of the Board and Director (resigned)

Danny Schoening	50	Chief Executive Officer, Chief Operating Officer and Director

Karen L. Hawkins (1)	49	Vice President of Finance and Controller

(1)	Effective November 19, 2014, Karen Hawkins, the Vice President of Finance and Controller of Optex Systems Holdings, Inc. (the “Issuer”), was appointed as its Chief Financial Officer.

(2)	Also effective November 19, 2014, Merrick Okamoto resigned as the Issuer’s Chairman of the Board and as a Director. In recognition of his service, all of his unvested stock options were deemed to vest immediately, and the termination date of all of his stock options was extended to December 31, 2018.

(3)	Also effective November 19, 2014, Peter Benz was appointed as a Director of the Issuer by its Board of Directors and was also elected as the Issuer’s Chairman of the Board of Directors.

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

Peter T. Benz. On November 19, 2014, Peter Benz was appointed as a Director of Optex Systems Holdings and was also elected as the Issuer’s Chairman of the Board of Directors. Mr. Benz serves as Chairman and Chief Executive Officer of Viking Asset Management, LLC and is a member of the Investment Committee. His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. Mr. Benz currently serves as a director for usell.com, Inc , Starboard Resources, and Embark Holdings. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz is a graduate of Notre Dame University.

Merrick D. Okamoto. Mr. Okamoto served as a Director of Optex Systems, Inc. (Delaware) since October 2008 and has served as a Director of Optex Systems Holdings since March 30, 2009. Merrick Okamoto was appointed Chairman in 2013 and maintained this role until his resignation on November 19, 2014. In 2001, Mr. Okamoto co-founded Viking Asset Management, LLC and is the President and a Managing Member. Viking Asset Management is the investment advisor to Longview Fund, LP and Longview Fund International, Ltd. Limited partners in Viking’s family of funds are comprised of institutions, private banks, family offices and high net worth individuals from around the world. Mr. Okamoto has completed financings for hundreds of public and private companies across a broad array of industries and sectors. In 1998, Mr. Okamoto co-founded and was the President of TradePortal.com, Inc. TradePortal.com, Inc. is a software development company and its wholly owned subsidiary, TradePortal Securities, Inc., a direct access execution brokerage firm. Mr. Okamoto was instrumental in developing the proprietary Trade Matrix™ software platform. In 2000, TradePortal.com, Inc. sold a minority stake to Thomson Reuters (TRI:NYSE), a US $12 billion revenue company. In 1995, he founded First Stage Capital, Inc. which specializes in consulting to public and private companies. From 1983 to 1994, he was employed in the securities industry with Shearson Lehman Brothers, Prudential Securities and Paine Webber. Mr. Okamoto is widely recognized as an advanced trader specializing in short-term trading and has more than 25 years of extensive experience in technical market analysis techniques and has been a frequent speaker at national trading venues. From 1987 to 1990, he created and hosted the television program, The Income Report in Los Angeles. He has also appeared on CNN and The MacNeil-Lehrer Report.

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

Karen L. Hawkins. On November 19, 2014, Karen Hawkins was appointed as its Chief Financial Officer of Optex Systems Holdings, Inc. Ms. Hawkins had previously served as Optex Systems Holdings’ Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins has over 25 years’ experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 18 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics — Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March , 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986 and became a Certified Public Accountant in 1992.

Family Relationships

There are no family relationships among the officers and directors.

Presiding Director

Our Chairman, Merrick Okamoto, as Chairman, acted as the presiding director at meetings of our board of directors during the fiscal years ended 2014 and 2013. Effective as of November 19, 2014 Peter Benz will serve as the Chairman and presiding director of the board meetings. In the event that the Chairman is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the directors in attendance.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In 2014 all directors attended a minimum of 75% of the meetings of the board of directors.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held four meetings (including special meetings) and took action by unanimous written consent zero times during our fiscal year ended September 28, 2014.

Board Committees

At this time, the board of directors currently has an inactive audit committee which did not meet in fiscal years 2013 and 2014. Should an audit committee be constituted, a charter of that committee will then be presented to the board of directors for approval.

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

Director Compensation

See table below under “Executive Compensation — Director Compensation.”

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

Name and						Option	All Other
Principal		Salary	Bonus	Stock		Awards ($)	Compensation		Total
Position	Year	($)	($)	Awards ($)		(1)	($)		($)
Stanley A. Hirschman,	2014	$61,033	$	$		$15,766	$		$76,799
President	2013	79,334	—			7,968			87,302
	2012	90,001	—		—	6,579		—	96,580

Danny Schoening,	2014	$225,261	$42,375	$		$31,531	$		$299,167
CEO	2013	218,856	—			5,115			223,971
	2012	232,076	48,092		—	23,514		—	303,682

Karen Hawkins	2014	$160,422	$11,931	$		$15,766	$		$188,119
VP Finance / Controller	2013	160,178	7,839			16,636			184,653
	2012	160,609	34,312		—	20,602		—	215,523

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2011 through fiscal 2013, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.

Option Grants in Last Fiscal Year

On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000,000 to 75,000,000 and authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The options are exercise prices of $0.01per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex

Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. There were no other plan based awards made to our named executive officers during the fiscal year ended September 28, 2014 or for the fiscal year ended September 29, 2013.

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

•	On December 19, 2013, pursuant to the compensation bonus agreement in the Board of Directors Resolution dated January 3, 2013, Danny Schoening, CEO, was awarded an executive compensation incentive bonus payout in the sum of $42 thousand.

•	On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. approved a performance based compensation bonus agreement for Danny Schoening, CEO, for the fiscal year ending September 28, 2013 with payout milestones from 5% to 25% for achieved revenues of $13 million through $20 million and EBITDA targets of $0 to $800 thousand.

•	On December 19, 2013 the Board of Directors of Optex Systems Holdings, Inc. authorized salary increase of 5% to Danny Schoening, CEO, effective January 1, 2014.

Optex Systems Holdings does not have any other employment agreements with its executive officers and directors.

Equity Compensation Plan Information

Optex Systems Holdings currently has an option compensation plan covering the issuance of options for the purchase of up to 75,000,000 shares, which was increased from 50,000,000 shares on December 19, 2013 The purpose of the Plan is to assist Optex Systems Holdings in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of Optex Systems Holdings and its subsidiaries, and directors and consultants of Optex Systems Holdings and its subsidiaries, to achieve long-term corporate objectives. There are 75,000,000 shares of common stock reserved for issuance under this Plan. As of September 28, 2014, Optex Systems Holdings had issued 73,751,649 share options under this Plan of which 5,840,000 shares had forfeited and 25,201,649 shares had vested, and 5,000,000 shares had been exercised as of September 28, 2014.  On December 19, 2013, the Board of Directors of Optex Systems Holdings, authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer.

The outstanding options include 20,105,500 options that are currently vested and exercisable as of December 19, 2014. The vested options represent potential future cash proceeds to our company of $631,297.There are no additional options that will become vested and exercisable within 60 days. The remaining options will vest and become exercisable over the next one to three years. The following table provides summary information on our outstanding options as of December 19, 2014.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2009 Employee & officer plan options	2,491,649	$0.15	$373,747	—	$0.15	$—
FY2012 Employee & officer plan options (1)	6,565,000	0.01	65,650	3,855,000	0.01	$38,550
FY2012 Directors plan options (1)	21,250,000	0.01	212,500	3,750,000	0.01	37,500
FY2014 Directors plan options (2)	8,750,000	0.01	87,500	11,250,000	0.01	112,500
FY2014 Employee & officer plan options (2)	1,250,000	0.01	12,500	3,750,000	0.01	37,500
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	40,306,649	$0.02	$751,897	22,605,000	$0.01	$226,050

(1)	Includes 17,710,500 options that were vested and exercisable as of fiscal year ended September 28, 2014 and 8,854,500 options that became vested and exercisable as of December 9, 2014. The FY2012 directors plan options also include 1,250,000 options, for Merrick Okamoto, former director, which became fully vested as of November 19,, 2014 pursuant to a November 19, 2013 Board of Directors resolution and acceptance of his resignation.

(2)	Options granted by the Board of Directors as of December 19, 2013. Includes 5,000,000 options that became vested and exercisable as of December 9, 2014 and 5,000,000 options for Merrick Okamoto, former director, which became fully vested as of November 19,, 2014 pursuant to a November 19, 2013 Board of Directors resolution and acceptance of his resignation.

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards as of September 28, 2014

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	# Exercisable	# Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes

Danny Schoening	1,414,649	—	1,414,649	0.15	3/29/2016		(1)
	5,000,000	5,000,000	10,000,000	0.01	12/8/2018		(3)
	-	10,000,000	10,000,000	0.01	12/19/2020		(4)

Karen Hawkins	250,000		250,000	0.15	5/13/2016		(2)
	2,500,000	2,500,000	5,000,000	0.01	12/8/2018		(3)
	-	5,000,000	5,000,000	0.01	12/19/2020		(4)

Stan Hirschman	2,500,000	2,500,000	5,000,000	0.01	12/8/2018		(3)
	-	5,000,000	5,000,000	0.01	12/19/2020		(4)

Merrick Okamato	2,500,000	2,500,000	5,000,000	0.01	12/8/2018		(3)
	-	5,000,000	5,000,000	0.01	12/19/2020		(4)

(1)	Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger. Shares vest over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years. As of September 28, 2014 100% of the options had vested.

(2)	Options granted on May 14, 2009 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years. As of September 28, 2014 100% of the options had vested.

(3)	Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of September 28, 2014 25% of the options had vested and an additional 25% of the total granted options had vested and became exercisable on December 9, 2014.

(4)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of September 28, 2014 none of the options had vested and 25% of the total granted options had vested and became exercisable on December 19, 2014.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 28, 2014.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 28, 2014.

Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)(2)	($)	Earnings ($)	($)	Total ($)
Stanley A. Hirschman (2)	—	—		—	—	—	—
Merrick Okamoto (1)	30,000	—	15,766	—	—	—	45,766
Danny Schoening (2)	—	—		—	—	—	—

(1)	Director Fees paid monthly from October 2013 through September 2014. Mr. Okamoto is paid $2,500 monthly as an Independent Director. He resigned effective November 19, 2014.

(2)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2013, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2013 audited financial statements. Stanley A. Hirschman and Danny Schoening option awards have been separately reported as Executive Compensation on the summary compensation table.

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

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 28, 2014.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 19, 2014, we had 170,913,943 shares of common stock, and 1,001 shares of Series A preferred stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 19, 2014, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of December 19, 2014 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Optex Systems Holdings’ corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is Optex Systems Holdings’ address.

Title of Class	Name of Beneficial Owner	Number of Shares	Preferred Conversion (4)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Alpha Capital (1)	10,025,088	51,789,434	61,814,522	7.04%
	Sileas Corporation (2)(3)	102,184,347	635,267,484	737,451,831	83.97%

Directors and Officers:	Stanley Hirschman (2)(9)	107,184,347	635,267,484	742,451,831	84.54%
	Danny Schoening (5)(7)	109,848,996	635,267,484	745,116,480	84.84%
	Karen Hawkins (8)	5,250,000	-	5,250,000	0.60%
	Peter Benz (6)	1,350,000	-	1,350,000	0.15%

Directors and officers as a group (4 Individuals)		121,448,996	635,267,484	755,366,480	86.16%

(1)	Represents shares held by Alpha Capital Anstalt, which is located at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein

(2)	Represents shares held by Sileas of which Stanley Hirschman, a Director/Officer Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening.

(3)	Sileas’ ownership interest in Optex Systems Holdings has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of Optex Systems Holdings is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Optex Systems Holdings’ common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.

(4)	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder. Sileas Corporation holds 926 of the preferred shares which are convertible into 635,267,484 common shares. Alpha Capital Anstalt owns the remaining 75 preferred shares convertible into 51,789,434 common shares.

(5)	Represents 102,184,347 shares held by Sileas of which Mr. Schoening, an Officer of Optex Systems Holdings, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.

(6)	Includes 1,350,000 shares of Common Stock held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Peter Benz, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.

(7)	Includes options to purchase 7,664,649 shares of our common stock which have vested and are currently exercisable.

(8)	Represents options to purchase 5,250,000 shares of our common stock which have vested and are currently exercisable.

(9)	Includes options for Mr. Hirschman to purchase 5,000,000 shares each of our common stock which have vested and are currently exercisable

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended September 28, 2014 and September 29, 2013, respectively.

Fee Category	2014	2013
Audit Fees (1)	$73,260	$100,500

Audit-Related Fees-registration statement consents (2)	$-	$7,237

Tax Fees	$9,000	$8,500

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 28, 2014 and September 29, 2013, respectively.
(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

PART IV

Item 15 Exhibits

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation (1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc (2).

3.2	Bylaws of Optex Systems Holdings (1).

10.1	2009 Stock Option Plan (1).

10.2	Employment Agreement with Danny Schoening (1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX (1).

10.4	Form of Warrant (3)

10.5	Specimen Stock Certificate (3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005 (5) (6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009 (5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005 (5) (6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009 (5) (6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007 (5) (6)

10.11	Form of Subscription Agreement (4)

10.12	Single Source Supplier Purchase Orders with TSP Inc. (5)

Exhibit No.	Description
10.13	Single Source Supplier Purchase Orders with SWS Trimac (5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls (5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast (5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009 (9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc. (9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010 (5)

10.22	Allonge to Promissory Note, dated January 5, 2010 (9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009 (9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc. (9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren (7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010 (10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc. (12)

10.31	Waiver of Series A preferred shareholders (14)

10.32	Form of Subscription Agreement (15)

10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011 (16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011 (19)

Exhibit No.	Description
10.35	Amendment to 2009 Stock Option Plan (17)

10.36	Amendment to the Articles of Incorporation (18)

10.37	Amendment to Credit Facility with Avidbank (20)

10.38	Purchase Agreement dated November 3, 2014 (21)

10.39	Assignment of Lease dated October 30, 2014 (21)

10.40	Form of Subscription Agreement (22)

10.41	Form of Convertible Note (22)

10.42	Form of Registration Rights Agreement (22)

10.43	Form of Make Whole Agreement (22)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries — Optex Systems, Inc. (1)

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on July 23, 2010
(10)	Incorporated by reference from our Amendment No. 10 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended September 29, 2013, filed on March 27, 2012

Exhibit No.	Description

(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 22, 2014

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 22, 2014

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Benz
Peter Benz	Chairman and Director	December 22, 2014

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	December 22, 2014

/s/ Stanley A. Hirschman
Stanley A. Hirschman	President and Director	December 22, 2014

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 22, 2014

