Form 10-Q
period 2014-12-28
Optex Systems Holdings Inc
filed 2015-02-11
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2015: 170,913,943 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 28, 2014

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 28, 2014

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 28, 2014 (UNAUDITED) AND SEPTEMBER 28, 2014	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 28, 2014 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 29, 2013 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 28, 2014 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 29, 2013 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

2

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	December 28, 2014 (Unaudited)	September 28, 2014
ASSETS

Current Assets
Cash	$1,359	$1,685
Accounts Receivable	861	731
Net Inventory	7,084	5,910
Prepaid Expenses	42	41
Total Current Assets	$9,346	$8,367

Property and Equipment
Property Plant and Equipment	3,833	1,744
Accumulated Depreciation	(1,607)	(1,540)
Total Property and Equipment	$2,226	$204

Other Assets
Intangibles	342	-
Debt Issuance Fees (Net)	69	-
Prepaid Royalties - Long Term	143	150
Security Deposits	26	26
Total Other Assets	$580	$176

Total Assets	$12,152	$8,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$466	$312
Accrued Expenses	543	458
Accrued Warranties	28	25
Customer Advance Deposits - Short Term	938	1,072
Total Current Liabilities	$1,975	$1,867

Other Liabilities
Convertible Notes Payable - Net of Discount	$33	$-
Accrued Interest on Convertible Notes	22	-
Derivative Liabilities - Long Term	6,127	-
Customer Advance Deposits - Long Term	859	982
Total Other Liabilities	$7,041	$982

Total Liabilities	$9,016	$2,849

Stockholders' Equity
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,001 and 1,001 series A preferred shares issued and outstanding, respectively)	-	-
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 170,913,943 and 170,913,943 shares issued and outstanding, respectively)	171	171
Additional Paid-in-capital	18,079	18,012
Retained Earnings (Deficit)	(15,114)	(12,285)
Total Stockholders' Equity	$3,136	$5,898

Total Liabilities and Stockholders' Equity	$12,152	$8,747

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except common share data)
	Three months ended
	December 28, 2014	December 29, 2013
Revenues	$2,098	$3,354

Total Cost of Sales	1,719	2,736

Gross Margin	$379	$618

General and Administrative	687	629

Operating Loss	$(308)	$(11)

Other Income

Gain on Purchased Asset	2,110	-
Total Other Income	$2,110	$-

Other Expenses

Change in Fair Value - Derivatives	$(847)	$-
Interest Expense	5,479	7
Total Other	$4,632	$7

Loss Before Taxes	(2,830)	(18)

Deferred Income Taxes (Benefit)	-	(5)

Net Loss Applicable to Common Shareholders	$(2,830)	$(13)

Basic and diluted income (loss) per share	$(0.0166)	$(0.0001)

Weighted Average Common Shares Outstanding	170,913,943	157,346,607

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended

	December 28, 2014	December 29, 2013

Cash flows from operating activities:
Net (loss) income	$(2,830)	$(13)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66	19
Derivative valuation (gains) losses	(847)	-
Noncash interest expense	5,479	-
(Increase) decrease of intangible assets	(342)	-
(Increase) decrease in deferred tax asset (net of valuation allowance)	-	(5)
Stock option compensation expense	67	18
(Increase) decrease in accounts receivable	(130)	1,399
(Increase) decrease in inventory (net of progress billed)	(1,175)	517
(Increase) decrease in prepaid expenses	(1)	(28)
Increase (decrease) in accounts payable and accrued expenses	236	(544)
Increase (decrease) in accrued warranty costs	3	-
Increase (decrease) in customer advance deposits	(257)	(243)

Total adjustments	$3,099	$1,133

Net cash provided by operating activities	$269	$1,120

Cash flows from investing activities:
Purchases of property and equipment	$(2,088)	$-
Decrease in prepaid royalties - long term	7	7
Net cash (used in) provided by investing activities	$(2,081)	$7

Cash flows from financing activities:
Proceeds from convertible notes issued	$1,560	$-
Debt issuance fees	(74)	-
Proceeds (to) from credit facility (net)	-	(554)
Net cash provided by financing activities	$1,486	$(554)

Net increase (decrease) in cash and cash equivalents	$(326)	$573
Cash and cash equivalents at beginning of period	1,685	882
Cash and cash equivalents at end of period	$1,359	$1,455

Supplemental cash flow information:
Cash paid for interest	$-	$7
Cash paid for taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

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

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising approximately 93,733 square feet. As of December 28, 2014, Optex Systems Holdings operated with 80 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, primarily for Department of Defense and foreign military applications. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors. On November 3, 2014, Optex Systems, Inc. purchased the assets comprising the Applied Optics Products Line of L-3 Communications, Inc. (“L-3”), a thin film coating manufacturer for lenses used primarily in the defense industry.

Optex Systems Holdings is an ISO 9001:2008 certified company.

During the three-months ended December 28, 2014, the Company has experienced a net loss and a 35% decrease in revenues as compared to the three-months ended December 29, 2013.  U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we have continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2014 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At December 31, 2014, the Company had approximately $1.4 million in cash and access to a $1.0 million working line of credit.  The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management of the Company expects to be successful in maintaining sufficient working capital and will manage operations commensurate with its level of working capital through during the next twelve months.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 28, 2014 and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of Optex Systems Holdings for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of December 28, 2014 and September 28, 2014, inventory included:

	(Thousands)

	December 28, 2014	September 28, 2014
Raw Material	$4,872	$5,136
Work in Process	3,041	1,854
Finished Goods	516	265
Gross Inventory	$8,429	$7,255
Less: Inventory Reserves	(1,345)	(1,345)
Net Inventory	$7,084	$5,910

Net inventory increased by $1,174 thousand during the three months ending December 28, 2014. The increase was primarily due to the acquisition of the Applied Optics Center “AOC” product line from L-3 Communications on November 3, 2014, combined with a delay in shipments of AOC government contracts pending the novation of certain contracts from L-3 Communications to Optex Systems. See note 3.

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

Pursuant to the contract, all substantive milestones events were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the three months ending December 28, 2014 and December 29, 2013 and no unpaid/invoiced customer deposits related to the completed milestone events, respectively.

 Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of December 28, 2014, Optex Systems, Inc. had a balance of $1.8 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $938 thousand related to short term customer advance deposits for deliveries to occur within the next twelve months and $859 thousand related long term customer advance deposits for deliveries occurring after December 2015.

Stock-Based Compensation: FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments such as convertible notes are to obtain the lowest cash cost-source of funds. The company accounts for conversion options embedded in convertible notes payable in accordance with ASC 815“Derivatives and Hedging”. Further, subtopic ASC 815-15 “Embedded Derivatives” generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as “Derivative Liabilities” and based on the criteria specified in FASB ASC 815-40“Derivatives and Hedging – Contracts in Entity’s own Equity”. The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton, Binomial Lattice, or Monte Carlo simulation models where applicable and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as “Change in Fair Value – Derivatives” in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments:  FASB ASC 820-10, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The levels are defined below as:

•	Level 1 Valuation based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 Valuation based on inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and/or based on quoted prices for similar assets and liabilities in active markets.

•	Level 3 Valuations are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions of what market participants would use as fair value, as there is little, if any, related market activity.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability

Fair value estimates are reviewed at the origination date and again at the each applicable measurement date and interim or annual financial reporting dates, as applicable financial instrument, and are based upon certain market assumptions and pertinent information available to management at those times. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values as of the reporting date.

The following table represents certain assets and liabilities of Optex Systems Holdings measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 28, 2014.

	(Thousands)
	Level 1	Level 2	Level 3
Derivatives Liabilities – Long Term	$-	$-	$6,127
(Note Conversion Feature)

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We generally determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. The identified amortizable intangible assets at December 28, 2014 of $342 thousand was derived from the acquisition of the Applied Optics Product Line from L3 Communications as of November 3, 2014 and consisted of primarily of customer backlog, with an initial useful life of less than one year. See Note 4.

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended December 28, 2014.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The potentially dilutive securities that Optex Systems Holdings has outstanding are convertible preferred stock, convertible debt, stock options and warrants. In computing the dilutive effect of convertible preferred stock or debt, the numerator is adjusted to add back any convertible preferred dividends and interest on convertible debt, and the denominator is increased to assume the conversion of the number of additional common shares. Optex Systems Holdings uses the Treasury Stock Method to compute the dilutive effect of stock options and warrants. Convertible preferred stock, convertible debt, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended December 28, 2014, respectively, 1,001 shares of Series A preferred stock, 447,731,789 shares of currently convertible debt, 62,911,649 stock options and 1,000,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three months ended December 29, 2013, respectively, 1,016 shares of Series A preferred stock, 48,477,649 stock options and 4,547,667 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 Purchase of Applied Optics Products Line

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. (“L-3”) pursuant to which Optex purchased from L-3 the assets comprising L-3’s Applied Optics Products Line (“Purchased Assets”). Applied Optics (“AOC”) is primarily engaged in the production, marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the Purchased Assets.

The purchase price for the acquisition was $1,013.1 thousand, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $270.7. The source of funds for the acquisition consisted of Optex working capital of $213.1 thousand and an advance of $800 thousand from accredited investors which was subsequently consummated on November 17, 2014 through the private placement of convertible notes issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act. See Note 7 “Issuance of Convertible Notes”.

The asset acquisition met the definition of a business for business combinations under ASC 805-10-20. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of the Applied Optics Product Line Acquisition (in thousands):

Fair Values as of November 3, 2014

Fixed Assets	$2,064.7
Inventory	940.1
Prepaid Assets/Other	47.1
Liabilities	(270.7)

Net Assets Acquired	$2,781.2

Intangible Asset: Customer Contracts/Backlog	342.2
Total Assets Acquired	$3,123.4

Less: Cash Consideration	(1,013.1)

Gain on Bargain Purchase	$2,110.3

The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values. The total assets acquired exceeded the total consideration paid, thus there is no goodwill associated with the asset purchase and the acquisition has been determined as a bargain purchase which requires immediate recognition of a gain on the purchased assets. The gain is reflected in earnings in Other Income on the Consolidated Statement of Operations as “Gain on Purchased Asset”.

The intangible assets include finite-life intangibles associated with undelivered customer backlog as of the acquisition date and was valued using the income approach methodology that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  The cash flow projections took into effect the expected net sales from the customer backlog as of November 3, 2014 and the corresponding expenses against those sales in the respective periods. The shipments against the customer backlog are anticipated to be delivered completed between January and June of 2015, and as such, the intangible amortization against those shipments will be completed by the end of the third fiscal quarter (June) of 2015.

The respective estimated fair values for property plant & equipment, and fixed assets were determined by an independent third-party appraisal firm. The appraisal methods employed by the firm in arriving at the final values on all of the equipment included a combination of the “Cost Approach” the “Market Data Approach” as well as “Income Approach” on specific high historical cost assets as presented by the seller. Certain assets which had very specific military manufacturing applications were operating at less than optimal capacity due to significantly reduced government spending from historical levels related to those processes. The excess or “idle” capacity on these unique assets was considered in the appraiser’s valuation, and the appraised values adjusted downward accordingly, in consideration of the reduced revenue and corresponding limited cash flow that could reasonably be generated from these assets under the current market conditions.

Separate from the appraisal analysis, Optex completed a physical inventory of all raw material, work in process and finished goods inventories in their various stages of production as of the acquisition date, and conducted a thorough revaluation and review of the counted inventory carrying values giving downward consideration to any excess, obsolete, or other product inventories which were valued in excess of the expected net realizable values given the depressed market conditions. Based on the supplemental inventory review, combined with the income approach used on the excess and idle capacity assets applied by the appraiser, the company was satisfied that the third party appraisal fairly valued those assets. The total fair value appraisal for the purchased assets, before intangible assets and assumed liabilities approximated 73% of the net carrying values of those same assets on the sellers closing balance sheet as of November 3, 2014.

Optex Systems Holdings believes that it was able to acquire the Applied Optics Product Line for less than the fair value of its assets because of (i) its unique position as a market leader in the industry segment that directly utilizes the manufactured components specific to the Applied Optics Product Line, (ii) a previous customer/supplier relationship with the acquisition target, (iii) L-3’s intent to exit the optical coating operations, and (iv) L-3’s desire to provide for continued employment of the Applied Optics workforce. The Applied Optics Product Line had a recent history of losses, and the seller approached Optex Systems in an effort to sell the product line and exit the optical coating manufacturing business that no longer fit its strategy. With the seller's intent to exit the business segment and Optex’s position as a market leader within the same industry segment utilizing the product line capability, Optex was able to agree on a favorable purchase price with L-3 Communications.

The recorded gain is provisional and subject to possible changes in the next quarter. There were no contingent liabilities or consideration included as a part of the purchase transaction, and we anticipate any subsequent changes will be limited to differences in actual accounts payable invoices received subsequent to November 3, 2014 compared to estimates of those accrued operating liabilities as of the closing date. The Company continues to evaluate the purchase price allocation, including the opening fair value of inventory, property, plant & equipment, intangible assets, and accrued liabilities, which may require the Company to adjust the recorded gain.

As a result of the asset purchase, the company has incurred additional acquisition-related costs of approximately $40.2 thousand for legal, accounting and valuation consulting fees which have been expensed to general administrative costs.

The following table represents the unaudited pro forma condensed balance sheet as if the acquisition of the Applied Optics Product Line had occurred as of the beginning of the fiscal year starting on September 29, 2014:

Optex Systems Holdings, Inc.

Balance Sheet Adjusted for Applied Optics Product Line Acquisition

	Three Months Ended (Thousands)

	Unaudited Balance Sheet December 28, 2014	Pro forma Adjustments		Pro forma Balance Sheet December 28, 2014

Assets
Current Assets	$9,346	$ (321)	(1)	$9,025
Noncurrent Assets	2,806	(44)	(2)	2,762

Total Assets	$12,152	$(365)		$11,787

Liabilities
Convertible Notes (Net) at Fair Value	6,182	-		6,182
Other Current Liabilities	2,834	(16)	(3)	2,818

Total Liabilities	$9,016	$(16)		$9,000

Equity
Optex Systems Holdings, Inc. Preferred Stock ($0.001 par 5,000 authorized, 1,001 and 1,001 series A preferred shares issued and outstanding, respectively)	-	-		-
Optex Systems Holdings, Inc. – (par $0.001, 2,000,000,000 authorized, 170,913,943 and 170,913,943 shares issued and outstanding, respectively)	171	-		171

Additional Paid-in-capital	18,079	-		18,079

Retained Earnings (Deficit)	(15,114)	(349)	(4)	(15,463)

Total Stockholders’ Equity	$3,136	$(349)		$2,787

Total Liabilities and Stockholders’ Equity	$12,152	$(365)		$11,787

Notes related to pro forma balance sheet adjustments:

(1)	Accounts for changes in working capital for collections against accounts receivable against October booked revenue, $69 thousand, less the estimated cash requirements for October’s cash-based operating expenses for payroll, utilities, rent, maintenance & supplies of approximately ($390) thousand.
(2)	Assumes one additional month of depreciation on Property, Plant & Equipment acquired in the acquisition of ($44) thousand
(3)	Assumes month of accrued property tax liability for taxes for October 2014 of ($16) thousand.

(4)	The change in retained earnings is based on the October pro forma net loss. The pro forma loss was derived based on sales reported for September 29, 2014 through November 2, 2014 as reported on L-3 communications product line financial summary for Applied Optics, less the October month incurred direct costs (materials $46 thousand, labor, $70 thousand, and manufacturing overhead spending $255 thousand) for October, adjusted for the changes in inventory of $8 thousand, plus the L3 Communications reported G&A expenses for the Applied Optics facility, excluding any L3 Communications corporate intercompany allocated costs.

The pro forma financial information is presented for information purposes only. Such information is based on the historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined entity. The unaudited pro forma information provided herein does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined entities.

The following represents condensed pro forma revenue and earnings information for the three months ended December 28, 2014 and December 29, 2013 as if the acquisition of the Applied Optics Product Line had occurred on the first day of each of the fiscal years.

	Unaudited, Pro forma Three months ended
	(Thousands, except share data)
	December 29, 2014	December 28, 2013
Revenues	$2,167	$4,361

Net Income (Loss) applicable to common shareholders	(3,179)	(160)

Diluted earnings per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	170,913,943	157,346,607

The unaudited, pro forma information depicted above reflects the impact of the acquisition of the Applied Optics Product Line to the revenue and operating income of the consolidated entity as of the three months ending December 28, 2014 and December 29, 2013, respectively, as if the acquisition had begun at the beginning of each of the fiscal years. The condensed statements of revenue and earnings exclude the impact of L-3’s corporate allocation costs to the Applied Optics Product Line for the period of September 29 through November 2, 2014, as well as the three months ending December 29, 2013.  There is no expected tax effect of the pro forma adjustments for the period affected in fiscal year 2015 due to the net loss and accumulated retained deficit of Optex Systems Holdings, Inc.

The unaudited pro forma financial information should be read in conjunction with Optex Systems Holding Inc.’s annual report, 10K, filed with the U.S. Securities Exchange Commission for the year ended September 28, 2014 as well as the 8-K filing dated November 7, 2014 and subsequent 8-K/A filed on January 20, 2015.

Note 4 – Intangible Assets

On November 3, 2014, Optex Systems, Inc. purchased the assets comprising L-3 Communications’ Applied Optics Products Line (“Purchased Assets”) in exchange for $1,013.1 thousand and the assumption of approximately $270.7 thousand of liabilities (see Note 3). Optex Systems, Inc. has allocated the consideration for the acquisition of the purchased assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

The purchase price was assigned to the acquired interest in the assets and liabilities of Optex Systems Holdings as of November 3, 2014 as follows:

Assets:
Current assets, consisting primarily of inventory of $940.1 thousand and prepaid assets of $47.1 thousand	$987.2
Identifiable intangible assets	342.2
Other non-current assets, principally property and equipment	2,064.7
Total assets	$3,394.1

Liabilities:
Current liabilities, consisting of accounts payable of $119.4 thousand and accrued liabilities of $151.3 thousand	$(270.7)
Acquired net assets	$3,123.4

The fair values of the intangible assets as of the asset transfer date consisted primarily of $342.2 thousand of undelivered customer order backlog with contracted delivery dates that will be essentially fulfilled as of quarter ended June 28, 2015. The amortization of identifiable intangible assets associated with the acquisition will be amortized on a straight line basis over the next six month period beginning on December 29, 2014 at a rate of $57.0 thousand per month pursuant to the expected order deliveries. The intangible amortization will be allocable to operating expenses as manufacturing cost of sales and general and administrative expenses at a rate of $48.5 thousand and $8.5 thousand per month, respectively, through quarter ending June 28, 2015. The identifiable intangible assets are amortized over 15 years for income tax purposes. As of three months ending December 28, 2014 the total unamortized balance of intangible assets was $342.2 thousand. There were no unamortized intangible assets or amortization expenses incurred in the three months ending December 29, 2013.

Due to the short term duration of these intangible assets, we do not anticipate subsequent impairment testing will be required. There have been no material changes to our assumptions since the acquisition date of November 3, 2014 that would indicate a change in the initial fair value estimate or future expected values during the next six months which would result in impairment.

A schedule of the intangible asset amortization on customer backlog is presented below by month and expense classification of general and administrative and costs of sales accounts.

	(Thousands)

Amortization Schedule	COS	G&A	Total Amortization	Unamortized Balance
Dec-14	$-	$-	$-	$342.2
Jan-15	48.5	8.5	57.0	285.2
Feb-15	48.5	8.5	57.0	228.2
Mar-15	48.5	8.5	57.0	171.2
Apr-15	48.5	8.5	57.0	114.2
May-15	48.5	8.5	57.0	57.2
Jun-15	48.6	8.6	57.2	-
Total	$291.1	$51.1	$342.2	$-

Note 5 - Commitments and Contingencies

Leases

Optex Systems Holdings leases its office and manufacturing facilities for Optex Systems, Inc, in located at 1420 Presidential Drive, Richardson, Texas under a non-cancellable operating lease expiring March 31, 2021, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.

The terms of the office and manufacturing facilities lease are as follows:

O	The lease term expires March 31, 2021.
O	The annual base rent rate is as follows: from 1/1/14 -3/31/14, $0.00 per square foot; from 4/1/2014 – 3/31/2016, $5.20 per square foot; from 4/1/2016 – 3/31/2018, $5.65 per square foot; from 4/1/2018 – 3/31/2019, $5.85 per square foot; and from 4/1/2019 – 3/31/2021, $6.05 per square foot;
O	A $0.35 million HVAC improvement allowance is included.

The current monthly base lease for the Richardson facility is $21.2 thousand per month plus an additional $7.2 thousand per month for common area maintenance charges “CAM” which are adjusted annually, for a total monthly rental expense $28.4 thousand.

On November 3, 2014, in conjunction with the acquisition of AOC, Optex Systems assumed the obligations of L-3 pursuant to an “Assignment to Lease and Consent of Landlord Agreement” (the “Agreement”), dated as of October 30, 2014, between L-3, as tenant, Optex Systems, as assignee, and CABOT II TX1W04, LP, as landlord, with respect to certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas (the “Premises”), as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009 (such Leases as so amended being referred to as the “Lease”).

The leased facility under the Applied Optics lease assumption consists of approximately 56,633 square feet of space at the premises, with a monthly rent expense of $30.4 thousand which includes a fixed base monthly lease of approximately $23.8 thousand plus an additional $6.6 thousand per month for annually adjusted CAM charges. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, each with a renewal term duration of five years. Approximately 12,000 square feet covered under the Applied Optics lease, is subleased under a separate Memorandum of Understanding dated October 27, 2014, to L-3 Communications Mobile Vision Inc. The sublease term is for November, 2014 through September, 2016. The monthly rental on the sublease is $5.1 thousand for base rent, plus $2.8 thousand per month for CAM and utility costs. The sublease is treated as a reduction in the company facilities rental and CAM expenses on in the statement of operations.

Total facilities rental and CAM expenses for both facility lease agreements as of the three months ended December 28, 2014 was $104.4 thousand and included only one month of expenses for the assumed lease for the Applied Optics acquisition occurring in November. The total expense for manufacturing and office equipment was $6.9 thousand.  Total expense under facility lease agreements as of the three months ended December 29, 2013 was $54 thousand and total expense for manufacturing and office equipment was $6 thousand.

As of December 28, 2014, the remaining minimum lease payments under the non-cancelable operating leases for equipment, office and facility space are as follows:

Operating Leases Minimum Payments
(excluding CAM charges & sublease rental receipts)
(Thousands)
Fiscal Year
2015	$421
2016	475
2017	266
2018	271
2019	281
2020	291
2021	147
Total minimum lease payments	$2,152

The total combined rental expenses for both facilities is approximately $578 thousand annualized, which includes minimum lease payments of approximately $506 thousand and estimated CAM costs of approximately $166 thousand per year, offset by ($94) thousand in sublease rental receipts. As a result of the Applied Optics acquisition, the total expected increase in facilities and associated CAM expenses is approximately $271 thousand annually.

Pursuant to the terms of the last amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, and the total value of the rent abatement related to the lease amendment is $63.5 thousand. As of December 28, 2014 the unamortized deferred rent was $87.5 thousand as compared to $91 thousand as of September 28, 2014. Deferred rent expense is recognized at a rate of $1.2 thousand per month over the life of the lease.

Note 6 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We are actively marketing the new periscopes internationally and completed our first international shipment utilizing this technology 2014, and are bidding this technology with foreign customers in anticipation of additional orders. We estimate the commercial life of the patent at 7 years. As of December 28, 2014, the balance of the patent license is $142.9 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three months ending December 28, 2014 and December 29, 2013 was $7.5 thousand, respectively.

Note 7 - Debt Financing

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

As of December 28, 2014, the outstanding balance on the line of credit was $0. For the three months ended December 28, 2014, the total interest expense against the outstanding line of credit balance was $5 thousand due to the minimum interest requirement in the credit terms.  For the three months ended December 29, 2013, the total interest expense against the outstanding line of credit balance was $8 thousand.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) to several accredited investors (the “Investors”) in a private placement pursuant to which the Investors purchased a series of Notes with an aggregate principal amount of $1,550 thousand. An additional convertible promissory note for $10 thousand was issued to the placement agency in consideration for placement services on the transaction. The terms are consistent for each of the notes issued as follows:

•	The notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.
•	The interest is due either in cash or, at its option, through stock, or a combination at the option of Optex Systems Holdings.
•	The notes are convertible at the option of the note holders at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $.0025 per share.
•	All or part of the then remaining principal amount of the notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the notes to be prepaid plus all accrued and unpaid interest thereon.
•	The converted stock may not exceed 3.33% of beneficial ownership for any holder or attribution parties.
•	The agreement also requires the Optex Systems Holdings to affect a 1:350 reverse split of its common stock no later than 90 days from November 17, 2014.
•	The conversion price of the notes is subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by Optex Systems Holdings, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.
•	The notes contain certain customary negative covenants and events of default, including, but not limited to, Optex Systems Holdings’ failure to pay principal and interest, material defaults under the other transaction documents, bankruptcy, and Optex Systems Holdings’ failure to deliver Common Stock certificates after a conversion date.

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

All of the noteholders have waived the Company’s obligations to file a registration statement by January 17, 2015 and to effect a reverse split of its common stock by February 17, 2015.

Sileas Corp., the controlling shareholder of Optex Systems Holdings, also entered into a Make Whole Agreement, of even date, with the Investors for the benefit of the Company, pursuant to which, unless and until Optex Systems Holdings’ common stock is listed on the NASDAQ Capital Market, it will make payment to the investors of interest on the Notes, on any date on which interest is due and payable under the Notes, from the date of payment until the maturity date of the Notes. There is no corresponding agreement between Sileas and Optex Systems Holdings, and thus no related party transaction.

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

Optex incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected the balance sheet and cash flow statement as debt issuance costs and are amortized to interest expense across the term of the notes based on the effective interest method. For the three months ending December 28, 2014 the amortized interest expense related to debt issuance costs was $5 thousand and the unamortized debt issuance costs was $69 thousand.

Conversion Feature Derivative

Optex Systems Holdings reviewed the convertible note features in relation to the applicable GAAP standards and determined that the conversion option did not meet the criteria as a freestanding financial instrument under the scope of ASC 480-10, as the conversion option was not entered into separately from the notes and was not separately exercisable from the notes. Based on guidance within FASB ASC 815 “Derivatives and Hedging” and subtopic ASC 815-15 “Embedded Derivatives” the company determined that the convertible notes were hybrid instrument whereas the conversion feature attached to the notes was an embedded derivative which was not closely and clearly related to the debt, as the changes in the fair value of the convertible stock and the interest rates on the debt were based on different economic factors. Under subtopic ASC 815-40“Contracts in Entity’s own Equity”, it was further determined that the conversion option was not indexed to the Company’s own stock due to the anti-dilution protection which provided for a full ratchet reset of the conversion price. Based on the review, it was determined that the conversion feature of the notes required bifurcation from the debt host, the notes, and separately treated as a derivative liability on the balance sheet and measured at fair value pursuant to FASB ASC 820-10-35-37 “Fair Value in Financial Instruments”.

The derivative liabilities are recognized in the consolidated balance sheet at fair value and marked to market on each conversion and reporting period. The estimated fair value of the derivative liabilities is calculated using the Monte Carlo simulation model and such estimates are revalued at each balance sheet date, with changes in fair value charged to other income or expense.

The convertible notes were valued at note issuance and as of December 28, 2014 with the following assumptions:

•	The stock projections are based on the historical volatilities for each date. These were November 17, 2014 – 202% and December 28, 2014 – 197%. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date.

•	Conversion of the notes to stock would occur after the registration requirements were met (within 120 days of issuance) and the stock price exceeded the conversion price by 200% and thereafter on a monthly basis subject to the ownership limits.

•	Stock Issuances which may trigger reset events would occur annually beginning June 15, 2015.

•	Default events would occur starting at 0% increasing by 0.25% per month to a maximum of 5%.

•	Interest payments would be paid in stock at the time of conversion or at maturity.

•	Discount rates were based on risk-free rates in effect based on the remaining term and date of each valuation and ranged from 0.54% to 0.73%.

The recommended fair value for the derivative liabilities related to the convertible notes at issuance and as of December 28, 2014 is as follows:

		Valuation Dates (Thousands)

	11/17/2014	11/17/2014	12/28/2014

	Investors	Brokers	Total

Notes	$1,550	$10	$1,560

Derivative Value	6,929	45	6,127

Change in Fair Value – Derivatives	-	-	(847)
(Mark to Market)

As of December 28, 2014, the conversion feature was valued on the balance sheet as a derivative liability of $6,127 thousand. For the three months ending December 28, 2014, the change in fair value of $847 thousand was recorded in other expenses as a change in fair value for derivatives.

A summary of the total expenses reflected in the consolidated statement of operations related to the convertible notes for the three months ending December 28, 2014 is as follows:

(Thousands)
Interest Expense:

Fair market value of derivatives – Investors	$6,929
Fair market value of derivatives – Brokers	45
Less: Debt discount on convertible notes – Investors	(1,550)
Less: Debt discount on convertible notes – Brokers	(10)
Fair value adjustment on convertible notes issued 11/17/14	$5,414

Debt discount amortization	33
Note interest at 12% per annum	23
Debt issuance cost amortization	4

Total Interest Expense (Convertible Notes)	$5,474

Change in Fair Value – Derivatives (gain) /loss	$(847)

As of November 17, 2014, at note inception, the fair market value of the conversion derivative exceeded the value of the convertible notes, thus a debt discount equal to the face value of the notes was established at ($1,560) thousand and the beginning note balance net of the discount was zero. The debt discount is amortized across the life of the notes using the effective interest method. As of December 28, 2014 the note balance was $1,560, the unamortized debt discount was ($1,527) and the convertible notes payable (net of discount) is reflected as $33 thousand on the balance sheet.

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

On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000,000 to 75,000,000 and authorized the grant of 20,000,000 options to three board members and a grant of 5,000,000 to an Optex Systems Holdings officer. The options have an exercise price of $0.01 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. On November 19, 2014, Merrick Okamoto resigned as its Chairman of the Board and as a Director. In recognition of his service, 7,500,000 of his unvested stock options were deemed to vest immediately, and the termination date of all 10,000,000 of his stock options was extended to December 31, 2018.

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $66 thousand for the three months ended December 28, 2014, and $18 thousand for the three months ended December 29, 2013. The $66 thousand of compensation expense recorded during the three months ending December 28, 2014 included $57 thousand of expenses directly attributable to the early vesting of 7,500,000 shares on the resignation of the Chairman of the Board on November 19, 2014. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three months ended December 28, 2014 and December 29, 2013, the estimated deferred tax assets related to option compensation costs were $22 thousand and $6 thousand, respectively. These tax effects have been included in the consolidated financial statements.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/28/14	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	269,250	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	8,855,000	12/08/2018	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2014
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2015
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2016
12/19/13	6,250,000	$0.01	6,250,000	12/18/2020	12/08/2017
Total	73,751,649		62,911,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 29, 2013	48,4247,649	$—	3.56	—
Granted – 2014	25,000,000	$0.01	5.22	$200
Forfeited – 2014	(5,336,000)	$—		—
Exercised – 2014	(5,000,000)	$0.01		—
Outstanding as of September 28, 2014	62,911,649	$—	3.41	—
Granted – 2015	—	$		$
Forfeited – 2015	—	$		—
Exercised – 2015	—	$		—
Outstanding as of December 28, 2014	62,911,649		3.05	$—

Exercisable as of September 28, 2014	20,201,649	$—	1.76	$—

Exercisable as of December 28, 2014	40,306,649	$—	2.16	$—

There were zero and 25,000,000 options granted in the three months ended December 28, 2014 and December 29, 2014, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 29, 2013	30,547,500		$0.01
Non-vested granted — year ended September 28, 2014	25,000,000		$0.01
Vested — year ended September 28, 2014	(7,501,500)		$0.01
Forfeited — year ended September 28, 2014	(5,336,000)	$
Non-vested as of September 28, 2014	42,710,000		$0.01
Non-vested granted — three months ended December 28, 2014	—		$—
Vested — three months ended December 28, 2014	(20,105,000)		$0.01
Forfeited — three months ended December 28, 2014	—		$—
Non-vested as of December 28, 2014	22,605,000		$0.01

As of December 28, 2014, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the plan was approximately $208 thousand.  These costs are expected to be recognized on a straight line basis through December 2017.

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

As of December 28, 2014, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 12/29/13	Expiration Date	Term
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		1,000,000		1,000,000

During the three months ended December 28, 2014 and the three months ended December 29, 2013, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 28, 2014. On March 29, 2014, 3,447,000 warrants related to the 3/30/2009 private placement expired unexercised.

Note 7 Stockholder’s Equity

Common stock:

As of September 29, 2013, Optex Systems had 157,346,607 common shares outstanding. During the twelve months ending September 28, 2014 Alpha Capital Anstalt converted 14.58 shares of Series A preferred stock at a stated value of $6,860 into 10,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $100,000 and a former director exercised 5,000,000 options at $0.01 per share in a net exchange for 3,567,336 common shares. The outstanding common shares as of September 28, 2014 were 170,913,943. There were no other issuances of common or preferred stock during the three months ended December 28, 2014. During the three months ended December 29, 2013 there were no new issues of common or preferred stock.

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

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share. The dividends were subsequently waived and the price per share was reset to $0.01 on February 21, 2012 as discussed below. As of February 5, 2015, any ratchet which would have been caused by the November 2014 private placement has been waived by a majority in interest of the holders of the Series A preferred stock.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through December 29, 2013 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended December 28, 2014 and December 29, 2013, there were no preferred dividends payable. As of September 28, 2014 and December 28, 2014 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems had 1,001 of preferred shares outstanding as of December 28, 2014 and 1,001 of preferred shares outstanding as of September 28, 2014 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at December 28, 2014 and through the date of this filing. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2014 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended December 28, 2014, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) which provides for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete. Optex Systems Holdings has requested an equitable adjustment on a previously completed Howitzer program due to significant design issues that impacted the manufacturability of the product. As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In November 2014, the ASBCA judge issued a decision in favor of Optex Systems Inc. against the government agency asserted position for a waiver of the claim. As of the date of this report issuance, we are awaiting a decision by the agency on their position in respect to the judge’s ruling for the next phase of the appeal process. While we remain optimistic that Optex has a justifiable claim, we cannot predict the outcome of the appeal will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.  To the extent we are able to recover increased costs (losses) against the program; we expect the settlement would have a positive impact on working capital.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Recent Events

Purchase of Applied Optics Products Line

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. pursuant to which Optex purchased from L-3 the assets comprising L-3’s Applied Optics Products Line, which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the Purchased Assets.

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

In conjunction with the acquisition of the Purchased Assets, Optex Systems assumed the obligations of L-3 pursuant to this certain Assignment to Lease and Consent of Landlord Agreement dated as of October 30, 2014, between L-3, as tenant, Optex Systems, as assignee, and CABOT II TX1W04, LP, as landlord, with respect to those certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas, as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009 (such Leases as so amended being referred to as the “Lease”). The leased premises under the Lease consist of approximately 56,633 square feet of space at the premises, with a monthly rental of approximately $32,000 per month. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal term is five years in duration.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) with several accredited investors (the in a private placement pursuant to which the investors purchased a series of Notes with an aggregate principal amount of $1.55 million. The agreement allows for a second closing, to occur no later than 30 days from November 17, 2014, for the balance of the $2.1 million aggregate amount of the offering.  The Notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.  Optex Systems Holdings may pay interest due either in cash or, at its option, through stock.  The Notes are convertible at the option of the Investors at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share at a conversion price equal to $.0025 per share.  All or part of the then remaining principal amount of the Notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Notes to be prepaid plus all accrued and unpaid interest thereon.  The Agreement also requires the Optex Systems Holdings to effect a 1:350 reverse split of its common stock no later than 90 days from November 17, 2014.

The Notes contain certain customary negative covenants and events of default, including, but not limited to, Optex Systems Holdings’ failure to pay principal and interest, material defaults under the other transaction documents, bankruptcy, and Optex Systems Holdings’ failure to deliver Common Stock certificates after a conversion date.

All of the noteholders have waived the Company’s obligations to file a registration statement by January 17, 2015 and to effect a reverse split of its common stock by February 17, 2015.

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

Results of Operations

Backlog as of December 28, 2014, was $11.2 million as compared to a backlog of $10.4 million as of December 29, 2013, representing an increase of $0.8 million or 7.7%.  The following table depicts the current expected delivery by period of all contracts awarded as of December 28, 2014 in millions of dollars:

Product Line	Q2 2015	Q3 2015	Q4 2015	2015	2016	2017	2018	Total
Periscopes	0.6	0.3	0.3	1.2	0.3	-	-	1.5
Sighting Systems	0.9	0.9	-	1.8	3.0	0.2	0.9	5.9
Applied Optical Coatings	1.5	0.5	0.2	2.2	1.2	-	-	3.4
Other	0.3	-	-	0.3	-	-	0.1	0.4
Total	3.3	1.7	0.5	5.5	4.5	0.2	1.0	11.2

We added $3.4 million in backlog in the three months ending December 28, 2014. The acquisition of the Applied Optical Coatings Product Line on November 3, 2014 added $2.1 million to our open backlog. During the three months ending December 38, 2014, Optex Systems Holdings received $2.6 million in new orders consisting of $1.8 million of new orders for Applied Optical Coatings, $0.7 million in plastic periscopes, and $0.1 million in miscellaneous spares orders. We are anticipating increased orders over the next several quarters and have several large bid proposals pending. In the first six weeks of our second fiscal quarter beginning in January, we have already booked an addition $2.1 million in new orders, consisting of a $1.2 million commercial order for our newly acquired AOC product line and an additional $1 million in orders for our legacy periscopes.

Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

Revenues. In the three months ended December 28, 2014, revenues decreased by ($1.3) million or (37.4%) from the respective prior period in 2013 as set forth in the table below (dollar amounts in thousands):

	Three months ended
	(Thousands)
Product Line	December 28, 2014	December 29, 2013	Variance	% Chg
Periscopes	788	2,361	(1,573)	(66.6)
Sighting Systems	706	626	80	12.8
Applied Optics Coatings	342	-	342	0.0
Other	262	367	(105)	(28.6)
Total	2,098	3,354	(1,256)	(37.4)

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

Revenues decreased by ($1.6) million or (66.6%) on our periscope line during the three months ended December 28, 2014 as compared to the three months ended December 29, 2013. During the period, Optex Systems experienced lower revenue across all periscope types due to completion of several orders during fiscal year 2014 combined with reduced spending by the U.S. Government significantly below historical levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed overhead across the smaller volume base and has increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. We anticipate that our periscope revenue may continue at a reduced rate and approximate 50-60% of prior year revenue levels.

Sighting systems revenues for the three months ending December 28, 2014 increased $0.1) million or (12.8%) from revenues in the prior year period as we continue to deliver against the M36 DDAN program. Based on current contract schedules, and anticipated new orders, we expect the deliveries on M36 sighting systems to increase steadily throughout the year, and exceed our prior year revenue 50-75% by the fiscal year end. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Applied Optical Coatings revenue contributed $0.3 million of new revenues since the acquisition on November 3, 2014. The revenue was below our initial expectations as we are unable to deliver several government orders pending formal government acceptance of submitted documents and novation of the contracts from AOCs previous owner, L-3 Communications, to Optex Systems. We currently have about $0.5 million in finished inventories available to ship on contract novation and anticipate completion and resumption of shipments on these contracts by February month end. We anticipate the AOC product line will supplement the Optex revenue by up to $6.5 million by fiscal year end.

Revenue on other product lines decreased by ($0.1) million or (28.8%) compared to revenues in the prior year period due to completion of a DCM sight assembly order in early November 2014. Optex Systems is currently active in the bid process for one new program and anticipates the announcement of an award in the near future. We also continue to bid on smaller miscellaneous spare orders on an ongoing basis.

Cost of Goods Sold. During the three months ended December 28, 2014 and December 29, 2013, we recorded cost of goods sold of $1.7 million and $2.7 million, respectively. The gross margin during the three months ended December 28, 2014 was $0.4 million or 19.1% of revenues as compared to a gross margin of $0.6 million or 17.7% for the three months ended December 29, 2013. The decrease in cost of sales of ($1.0) million is primarily due to the ($1.3) million reduced in revenue during the same period. The increased gross margin percentage for the period, as compared to the prior year period, is primarily due to changes in product mix shipped in the current quarter versus the prior year quarter.

G&A Expenses. During the three months ended December 28, 2014, we recorded operating expenses of $0.7 million as opposed to $0.6 million, during the three months ended December 29, 2013, an increase of $0.1 million or 16.6%. The primary contributor to the increase G&A expense relates to the acquisition of the Applied Optics line, AOC, as of November 3, 2014. AOC contributed $0.12 million to the increased general and administrative costs over the prior year period, primarily driven by salaries and fringes. With the AOC acquisition, we expect our total general and administrate spending to increase by approximately $1.0 million which is partially offset by $0.2 million in reductions in the fixed cost base for Optex, prior to the acquisition.

Operating Income (Loss). During the three months ended December 28, 2014, we recorded an operating loss of ($0.3) million, as compared to an operating loss of $0 million during the three months ended December 29, 2013. The ($0.3) million increase in operating loss in the current year period over the prior year period is primarily due to lower revenue and the resulting gross margin, combined with increased spending and general and administrative costs attributable to the AOC acquisition.

Net Income (Loss) applicable to common shareholders. During the three months ended December 28, 2014, we recorded a net loss applicable to common shareholders of ($2.8) million as compared to net loss applicable to common shareholders of ($0) million during the three months ended December 29, 2013. The increased loss of ($2.8) million is primarily attributable to an increased operating loss of ($0.3) million combined with a gain on asset purchase of the AOC product line of $2.1 million, and interest and derivative valuation losses of ($4.6) million in the current year period as compared to the prior year.

Liquidity and Capital Resources

During the three-months ended December 28, 2014, the Company has experienced a net loss and a 35% decrease in revenues as compared to the three-months ended December 29, 2013.  U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we have continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2014 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At December 31, 2014, the Company had approximately $1.4 million in cash and access to a $1.0 million working line of credit.  The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management of the Company expects to be successful in maintaining sufficient working capital and will manage operations commensurate with its level of working capital through during the next twelve months.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 28, 2014 through December 28, 2014

Cash and Cash Equivalents: As of December 28, 2014, we had cash and cash equivalents of $1.4 million which is consistent with the period ended September 28, 2014.

Net Cash Used by Operating Activities. Net cash provided by operating activities during the period from September 28, 2014 to December 28, 2014 totaled $0.3 million. The primary uses of cash during the period is operating loss of ($0.3) million, increase in inventory ($1.1) million, related to the AOC acquisition, partially offset by increased accounts payable of $0.3 million, valuation losses on derivatives of $(0.8) million, and increase accounts payable of ($0.1) million

Net Cash Used in Investing Activities. In the three months ended December 28, 2014, cash provided by investing activities was ($2.1) million and primarily consisted of the gain on purchased assets in the AOC from L3.

Net Cash Provided by Financing Activities. Net provided by financing activities was $1.5 million during the three months ended December 28, 2014 due to investments received by Optex Systems Holdings Inc., in support of issuing a series of convertible notes. As of December 28, 2014, the outstanding line of credit balance as of September 28, 2014 was $0 million. In the first three months of fiscal year 2014, accounts receivable proceeds were used to bring the ending outstanding line of credit balance to zero as of December 28, 2014.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting

Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 28, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 28, 2014, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 28, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 28, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 28, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Purchase Agreement dated November 3, 2014(1)
10.2	Assignment of Lease dated October 30, 2014(1)
10.3	Form of Subscription Agreement(2)
10.4	Form of Convertible Note(2)
10.5	Form of Registration Rights Agreement(2)
10.6	Form of Make Whole Agreement(2)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014.

(2)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 11, 2015	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 11, 2015	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

