Form 10-Q
period 2015-03-29
Optex Systems Holdings Inc
filed 2015-05-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2015: 170,913,943 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 29, 2015

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 29, 2015

CONSOLIDATED BALANCE SHEETS AS OF MARCH 29, 2015 (UNAUDITED) AND SEPTEMBER 28, 2014	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2015 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 30, 2014 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 29, 2015 (UNAUDITED) AND FOR THE SIX MONTHS ENDED MARCH 30, 2014 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

2

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)
	March 29, 2015 (Unaudited)	September 28, 2014

ASSETS

Current Assets
Cash	$1,115	$1,685
Accounts Receivable	1,749	731
Net Inventory	6,300	5,910
Prepaid Expenses	56	41
Total Current Assets	9,220	8,367

Property and Equipment
Property Plant and Equipment	3,839	1,744
Accumulated Depreciation	(1,698)	(1,540)
Total Property and Equipment	2,141	204

Other Assets
Intangibles	171	-
Prepaid Royalties - Long Term	135	150
Security Deposits	27	26
Total Other Assets	333	176

Total Assets	$11,694	$8,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	482	312
Accrued Expenses	730	458
Accrued Warranties	28	25
Customer Advance Deposits - Short Term	594	1,072
Credit Facility	550	-
Total Current Liabilities	2,384	1,867

Other Liabilities
Customer Advance Deposits - Long Term	878	982
Total Other Liabilities	878	982

Total Liabilities	3,262	$2,849

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 1,001 shares issued and outstanding)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 1,000 and zero series B preferred shares issued and outstanding for 2015 and 2014, respectively)	-	-
Common Stock – (par $0.001, 2,000,000,000 authorized, 170,913,943 shares issued and outstanding)	171	171
Additional Paid-in-capital	26,174	18,012
Retained (Deficit)	(17,913)	(12,285)

Total Stockholders' Equity	$8,432	$5,898

Total Liabilities and Stockholders' Equity	$11,694	$8,747

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except common share data)
	Three months ended		Six months ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Revenues	$3,403	$2,182	$5,501	$5,536

Total Cost of Sales	3,430	1,818	5,149	4,555

Gross Margin	(27)	364	352	981

General and Administrative	810	577	1,496	1,205

Operating Loss	(837)	(213)	(1,144)	(224)

Other Income

Gain on Purchased Asset	-	-	2,110	-
Total Other Income	-	-	2,110	-

Other Expenses

Change in Fair Value - Derivatives	847	-	-	-
Interest Expense	(5,326)	1	153	8
Total Other	(4,479)	1	153	8

Income (Loss) Before Taxes	3,642	(214)	813	(232)

Deferred Income Taxes (Benefit)	-	(72)	-	(77)

Net Income (Loss) After Taxes	3,642	(142)	813	(155)

Preferred stock dividend/premium	(6,441)	-	(6,441)	-

Net loss applicable to common shareholders	$(2,799)	$(142)	$(5,628)	$(155)

Basic and diluted income (loss) per share	$(0.0164)	$(0.0009)	$(0.0329)	$(0.0010)

Weighted Average Common Shares Outstanding	170,913,943	160,588,050	170,913,943	158,967,329

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Six months ended
	March 29, 2015	March 30, 2014

Cash flows from operating activities:
Net (loss) income	$813	$(155)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	158	37
Noncash interest expense	143	-
(Increase) decrease of intangible assets	(171)	-
Provision for allowance for inventory valuation	-	44
(Increase) decrease in deferred tax asset (net of valuation allowance)	-	(77)
Stock option compensation expense	91	47
(Increase) decrease in accounts receivable	(1,018)	1,849
(Increase) decrease in inventory (net of progress billed)	(389)	612
(Increase) decrease in prepaid expenses	(15)	1
(Increase) decrease in security deposits	(1)	-
Increase (decrease) in accounts payable and accrued expenses	441	(908)
Increase (decrease) in accrued warranty costs	3	-
Increase (decrease) in customer advance deposits	(582)	(332)
Total adjustments	(1,340)	1,273
Net cash (used in) provided by operating activities	(527)	1,118

Income (Loss) Before Taxes
Purchases of property and equipment	(2,094)	-
Decrease in prepaid royalties - long term	15	15
Net cash (used in) provided by investing activities	(2,079)	15

Net Income (Loss) After Taxes
Proceeds from convertible notes issued	1,560	-
Debt issuance fees	(74)	-
Proceeds (to) from credit facility (net)	550	(858)
Net cash provided by (used in) financing activities	2,036	(858)

Net increase (decrease) in cash and cash equivalents	(570)	275
Cash and cash equivalents at beginning of period	1,685	882
Cash and cash equivalents at end of period	$1,115	$1,157

Supplemental cash flow information:
Cash paid for interest	$10	$8
Exchange of convertible note and accrued interest to series B preferred stock	$1,629	$-
Beneficial Conversion Feature on series B preferred stock	$4,887	$-
Beneficial Conversion Feature on series A preferred stock	$1,554	$-
Exchange of preferred stock for common stock	$-	$100

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings” or the “Company”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc.”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. was acquired by Optex Systems Holdings in a share exchange transaction. Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration, Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising approximately 93,733 square feet. As of March 29, 2015, Optex Systems Holdings operated with 77 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, primarily for Department of Defense and foreign military applications. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors. On November 3, 2014, Optex Systems, Inc. purchased the assets comprising the Applied Optics Products Line of L-3 Communications, Inc., a thin film coating manufacturer for lenses used primarily in the defense industry.

Optex Systems Holdings is an ISO 9001:2008 certified company.

During the six-months ended March 29, 2015, the Company has experienced net income and a 1% decrease in revenues as compared to the six-months ended March 30, 2014.  The Applied Optics Center (AOC), which the Company acquired on November 3, 2014, contributed 33% toward the current fiscal year revenue, which offset an otherwise 34% decrease in the Optex Systems Holdings base revenue excluding the acquisition. U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2014 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At March 29, 2015, the Company had approximately $1.1 million in cash and an outstanding payable balance of $0.5 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, which fluctuates based on our open accounts receivable balance. The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management of the Company intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of March 29, 2015 and September 28, 2014, inventory included:

	(Thousands)

	March 29, 2015	September 28, 2014
Raw Material	$4,675	$5,136
Work in Process	2,574	1,854
Finished Goods	396	265
Gross Inventory	$7,645	$7,255
Less: Inventory Reserves	(1,345)	(1,345)
Net Inventory	$6,300	$5,910

Net inventory increased by $390 thousand during the six months ending March 29, 2015. An increase of $940 thousand is attributable to the acquisition of the Applied Optics Center product line from L-3 on November 3, 2014, which is offset with a decrease in inventory of $550 thousand of inventory use during the period. The inventory used primarily consists of inventories purchased in prior years in support of our sighting systems product line which were shipped in the current year pursuant to the contract terms. See note 3.

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

Pursuant to the contract, all substantive milestones events were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the six months ending March 29, 2015 and March 30, 2014 and no unpaid/invoiced customer deposits related to the completed milestone events, respectively.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of March 29, 2015, Optex Systems, Inc. had a balance of $1.5 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $594 thousand related to short term customer advance deposits for deliveries to occur within the next twelve months and $878 thousand related long term customer advance deposits for deliveries occurring after March 2016. During the six months ending March 29, 2015, Optex Systems Holdings liquidated $582 thousand of customer deposits for product shipped during the period.

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

The following table represents certain assets and liabilities of Optex Systems Holdings measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 29, 2015.

(Thousands)
	Level 1	Level 2	Level 3
Derivatives Liabilities – Long Term	$-	$-	$-
(Note Conversion Feature)

As of March 29, 2015, $1.6 million of Convertible Notes Payable, which had resulted in prior period derivative liabilities of $6.1 million, were converted to Series B Preferred Stock which is outside of the scope of ASC 815-15 embedded derivatives and ASC 820-10 fair value measurement.

Beneficial Conversion Features of Convertible Securities: Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. In addition, our preferred stock issues contain conversion terms that may change upon the occurrence of a future event, such as antidilution adjustment provisions. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the three and six months ending March 29, 2015, Optex Systems Holdings recognized dividends of $4.9 million on Series B preferred stock related to the beneficial conversion feature of arising from a common stock conversion rate of $0.0025 versus a current market price of $0.01 per common share. In addition, Optex Systems Holdings recognized an additional $1.5 million in dividends on Series A preferred stock related to a ratchet to the conversion price from $0.01 per common share to $0.0025 per share which was triggered by the lower conversion price upon the issuance Series B preferred stock.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Product Line from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of March 29, 2015 the unamortized balance of the intangible assets was $171 thousand. See Note 4.

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the six months ended March 29, 2015.

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

For the three and six months ended March 29, 2015, respectively, 1,001 shares of Series A preferred stock, 1000 shares of Series B preferred stock, 62,857,649 stock options and 1,000,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and six months ended March 30, 2014, respectively, 1,001 shares of Series A preferred stock, 63,165,649 stock options and 1,000,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 Purchase of Applied Optics Products Line

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Products Line (“Purchased Assets”). Applied Optics is primarily engaged in the production, marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the Purchased Assets.

The purchase price for the Purchased Assets was $1,013.1 thousand, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $270.7. The source of funds for the acquisition consisted of Optex working capital of $213.1 thousand and an advance of $800 thousand from accredited investors which was subsequently consummated on November 17, 2014 through the private placement of convertible notes issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act. See Note 7 “Issuance of Convertible Notes”.

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

Separate from the appraisal analysis, Optex Systems, Inc. completed a physical inventory of all raw material, work in process and finished goods inventories in their various stages of production as of the acquisition date, and conducted a thorough revaluation and review of the counted inventory carrying values giving downward consideration to any excess, obsolete, or other product inventories which were valued in excess of the expected net realizable values given the depressed market conditions. Based on the supplemental inventory review, combined with the income approach used on the excess and idle capacity assets applied by the appraiser, the company was satisfied that the third party appraisal fairly valued those assets. The total fair value appraisal for the purchased assets, before intangible assets and assumed liabilities approximated 73% of the net carrying values of those same assets on the sellers closing balance sheet as of November 3, 2014.

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

The following table represents the unaudited pro forma condensed balance sheet as if the acquisition of the Applied Optics Product Line had occurred as of the beginning of the fiscal year starting on September 29, 2014:

Optex Systems Holdings, Inc.

Balance Sheet Adjusted for Applied Optics Product Line Acquisition

	Six Months Ended (Thousands) (unaudited)
	Balance Sheet March 29, 2015	Pro forma Adjustments		Pro forma Balance Sheet March 29, 2015

Assets
Current Assets	$9,220	$(321	)(1)	$8,899
Noncurrent Assets	2,474	(44	)(2)	2,430
Total Assets	$11,694	$(365)		$11,329

Liabilities
Current Liabilities	2,384	(16	)(3)	2,368
Noncurrent Liabilities	878			878
Total Liabilities	3,262	(16)		3,246

Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 1,001 shares issued and outstanding)	-	-		-
Preferred Stock Series B ($0.001 par 1,010 authorized, 1,000 shares issued and outstanding, respectively)	-			-
Common Stock (par $0.001, 2,000,000,000 authorized, 170,913,943 shares issued and outstanding)	171	-		171
Additional Paid-in-capital	26,174	-		26,174
Retained (Deficit)	(17,913)	(349	)(4)	(18,262)

Total Stockholders Equity	8,432	(349)		8,083

Total Liabilities and Stockholders Equity	$11,694	$(365)		$11,329

Notes related to pro forma balance sheet adjustments:

(1)	Accounts for changes in working capital for collections against accounts receivable against October booked revenue, $69 thousand, less the estimated cash requirements for October’s cash-based operating expenses for payroll, utilities, rent, maintenance & supplies of approximately ($390) thousand.
(2)	Assumes one additional month of depreciation on Property, Plant & Equipment acquired in the acquisition of ($44) thousand.
(3)	Assumes one month of accrued property tax liability for taxes for October 2014 of ($16) thousand.
(4)	The change in retained earnings (deficit) is based on the October pro forma net loss. The pro forma loss was derived based on sales reported for September 29, 2014 through November 2, 2014 as reported on L-3 communications product line financial summary for Applied Optics, less the incurred direct costs (materials $46 thousand, labor, $70 thousand, and manufacturing overhead spending $255 thousand) for October 2014, adjusted for the changes in inventory of $8 thousand, plus the L3 Communications reported G&A expenses for the Applied Optics facility, excluding any L3 Communications corporate intercompany allocated costs.

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

The following represents condensed pro forma revenue and earnings information for the three and six months ended March 29, 2015 and March 30, 2014 as if the acquisition of the Applied Optics Product Line had occurred on the first day of each of the fiscal years.

	Unaudited, Pro forma
	(Thousands, except share data)
	Three Months Ending		Six Months Ending
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Revenues	$3,472	$3,466	$5,570	$7,827
Net Income (Loss) applicable to common shareholders	(3,148)	(1,853)	(5,977)	(2,013)

Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	170,913,943	160,588,050	170,913,943	158,967,329

The unaudited, pro forma information depicted above reflects the impact of the acquisition of the Applied Optics Product Line to the revenue and operating income (loss) of the consolidated entity as of the three and six months ending March 29, 2015 and March 30, 2014, respectively, as if the acquisition had begun at the beginning of each of the fiscal years. The condensed statements of revenue and earnings exclude the impact of L-3’s corporate allocation costs to the Applied Optics Product Line for the period of September 29 through November 2, 2014, as well as the three months ending March 30, 2014.  There is no expected tax effect of the pro forma adjustments for the period affected in fiscal year 2015 due to the net loss and retained deficit of Optex Systems Holdings, Inc.

The unaudited pro forma financial information should be read in conjunction with Optex Systems Holding Inc.’s annual report, 10K, filed with the U.S. Securities Exchange Commission for the year ended September 28, 2014 as well as the 8-K filing dated November 7, 2014 and subsequent 8-K/A filed on January 20, 2015.

Note 4 – Intangible Assets

On November 3, 2014, Optex Systems, Inc. purchased the Applied Optics Products Line, the Purchased Assets, in exchange for $1,013.1 thousand and the assumption of approximately $270.7 thousand of liabilities (see Note 3). Optex Systems, Inc. has allocated the consideration for the acquisition of the purchased assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

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

During the three and six months ending March 29, 2015, $145.5 thousand had been amortized to cost of sales, and $25.5 thousand had been amortized to general and administrative expenses, respectively. As of three months ending March 29, 2015, the total unamortized balance of intangible assets was $171.2 thousand. There were no unamortized intangible assets or amortization expenses incurred in the three and six months ending March 30, 2014.

Note 5 - Commitments and Contingencies

Leases

Optex Systems Holdings leases its office and manufacturing facilities for Optex Systems, Inc, at 1420 Presidential Drive, Richardson, Texas under a non-cancellable operating lease expiring March 31, 2021, in addition to maintaining several non-cancellable operating leases for office and manufacturing equipment.

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

On November 3, 2014, in conjunction with the acquisition of AOC, Optex Systems assumed the obligations of L-3 pursuant to an “Assignment to Lease and Consent of Landlord Agreement” (the “Agreement”), dated as of October 30, 2014, between L-3, as tenant, Optex Systems, as assignee, and CABOT II TX1W04, LP, as landlord, with respect to certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas (the “Premises”), as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009 (such Leases as so amended being referred to as the “Applied Optics lease”).

The leased facility under the Applied Optics lease assumption consists of approximately 56,633 square feet of space at the premises, with a monthly rent expense of $30.4 thousand which includes a fixed base monthly lease of approximately $23.8 thousand plus an additional $6.6 thousand per month for annually adjusted common area maintenance (“CAM”) charges. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, each with a renewal term duration of five years. Approximately 12,000 square feet covered under the Applied Optics lease, is subleased under a separate Memorandum of Understanding dated October 27, 2014, to L-3 Communications Mobile Vision Inc. The sublease term is for November, 2014 through September, 2016. The monthly rental on the sublease is $5.1 thousand for base rent, plus $2.8 thousand per month for CAM and utility costs. The sublease is treated as a reduction in the company facilities rental and CAM expenses in the statement of operations.

Total facilities rental and CAM expenses for both facility lease agreements as of the three months ended March 29, 2015 was $149.6 thousand and included only four months of expenses for the assumed lease for the Applied Optics acquisition occurring in November. The total expense for manufacturing and office equipment was $4.0 thousand.  Total expense under facility lease agreements as of the three months ended March 30, 2014 was $254.0 thousand and total expense for manufacturing and office equipment was $10.9 thousand.

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

Pursuant to the terms of the last amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, and the total value of the rent abatement related to the lease amendment is $63.5 thousand. As of March 29, 2015 the unamortized deferred rent was $84.0 thousand as compared to $91 thousand as of September 28, 2014. Deferred rent expense is recognized at a rate of $1.2 thousand per month over the life of the lease.

Note 6 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. The Company is actively marketing the new periscopes internationally and completed its first international shipment utilizing this technology in 2014. The company is bidding this technology with foreign customers in anticipation of additional orders. The Company estimates the commercial life of the patent at 7 years. As of March 29, 2015, the balance of the patent license is $135.4 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis. The amortized royalty expense for the three and six months ending March 29, 2015 and March 30, 2014 was $7.5 thousand and $15 thousand, respectively.

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

As of March 29, 2015, the outstanding balance on the line of credit was $550 thousand. For the three and six months ended March 29, 2015, the total interest expense against the outstanding line of credit balance was $5 thousand and $10, respectively, due to the minimum interest requirement in the credit terms.  For the three and six months ended March 30, 2014, the total interest expense against the outstanding line of credit balance was $1 thousand and $8 thousand, respectively.

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

Optex incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected in the balance sheet and cash flow statement as debt issuance costs and are amortized to interest expense across the term of the notes based on the effective interest method. For the three and six months ending March 29, 2015 the amortized interest expense related to debt issuance costs was $5 thousand and $69 thousand, respectively.

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with respect to its Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 shares of Series B Preferred Stock issuable thereunder. The amendment was approved by the Company’s Board of Directors under Article FOURTH of its Certificate of Incorporation, as amended.  The stated value of each share of Series B Preferred Stock is $1,629.16, and each share of Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.0025. Holders of the Series B Preferred Stock receive preferential rights in the event of liquidation to other classes of preferred and common stock of the Company other than the Company’s Series A Preferred Stock. Additionally, the holders of the Series B Preferred Stock are entitled to vote together with the common stock and the Series A Preferred Stock on an “as-converted” basis.

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Conversion Feature Derivative

Optex Systems Holdings reviewed the convertible note features in relation to guidance within FASB ASC 815 “Derivatives and Hedging” and subtopic ASC 815-15 “Embedded Derivatives” and determined that the conversion feature attached to the notes was an embedded derivative which was not closely and clearly related to the debt, as the changes in the fair value of the convertible stock and the interest rates on the debt were based on different economic factors. The company further concluded that the conversion feature of the notes required bifurcation from the notes for separate treatment as a derivative liability on the balance sheet and measured at fair value pursuant to FASB ASC 820-10-35-37 “Fair Value in Financial Instruments”.

The derivative liabilities are recognized in the consolidated balance sheet at fair value and marked to market on each conversion and reporting period. The estimated fair value of the derivative liabilities is calculated using the Monte Carlo simulation model and such estimates are revalued at each balance sheet date, with changes in fair value charged to other income or expense.

The convertible notes were valued at note issuance and as of March 29, 2015 with the following assumptions:

•	The stock projections are based on the historical volatilities for each date. These were November 17, 2014 – 202% and March 29, 2015 – 197%. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date.

•	Conversion of the notes to stock would occur after the registration requirements were met (within 120 days of issuance) and the stock price exceeded the conversion price by 200% and thereafter on a monthly basis subject to the ownership limits.

•	Stock Issuances which may trigger reset events would occur annually beginning June 15, 2015.

•	Default events would occur starting at 0% increasing by 0.25% per month to a maximum of 5%.

•	Interest payments would be paid in stock at the time of conversion or at maturity.

•	Discount rates were based on risk-free rates in effect based on the remaining term and date of each valuation and ranged from 0.54% to 0.73%.

The fair value for the derivative liabilities related to the convertible notes at issuance and as of March 29, 2015 is as follows:

		Valuation Dates (Thousands)

	11/17/2014	11/17/2014	12/28/2014	3/29/2015

	Investors	Brokers	Total Q1	Total Q2

Notes	$1,550	$10	$1,560	$-

Derivative Value	6,929	45	6,127	-

Change in Fair Value – Derivatives	-	-	(847)	847
(Mark to Market)

As of March 29, 2015, due to the exchange of convertible notes for Series B preferred stock, the conversion feature was valued on the balance sheet as a derivative liability of $0 thousand. For the three months and six months ending March 29, 2015, a change in fair value of ($847) thousand and $0 thousand was recorded in other expenses as a change in fair value for derivatives.

A summary of the total expenses reflected in the consolidated statement of operations related to the convertible notes for the six months ending March 29, 2015 is as follows:

	Qtr 1 12/28/14	Qtr 2 3/29/15	Six Months Ending 3/29/15
Interest Expense:

Fair market value of derivatives – Investors	$6,929	$(6,929)	$-
Fair market value of derivatives – Brokers	45	(45)	-
Less: Debt discount on convertible notes – Investors	(1,550)	1,550	-
Less: Debt discount on convertible notes – Brokers	(10)	10	-
Fair value adjustment on convertible notes issued 11/17/14	$5,414	$(5,414)	$-

Debt discount amortization	33	(33)	-
Note interest at 12% per annum	23	46	69
Debt issuance cost amortization	4	70	74

Total Interest Expense (Convertible Notes)	$5,474	$(5,474)	$143

Change in Fair Value – Derivatives (gain) /loss	$(847)	$847	$-

As of November 17, 2014, at note inception, the fair market value of the conversion derivative exceeded the value of the convertible notes, thus a debt discount equal to the face value of the notes was established at ($1,560) thousand and the beginning note balance net of the discount was zero. There were no conversions on the notes during the three or six month period ending March 29, 2015. Due to the conversion of the notes to Series B preferred stock as of March 29, 2015, the debt discount and note balance was $0, respectively, and the unamortized debt discount was $0 on the balance sheet. During the three and six months ending March 29, 2015, note interest expense, based on the stated rate of 12% per annum, was $23 thousand and $46 thousand, respectively. The debt issuance cost expensed as interest during the three and six months ended March 29, 2015 was $4 thousand and $70 thousand, respectively. As of March 29, 2015 the unamortized balance related to the debt issuance cost was $0 on the balance sheet.

Note 8 Stock Based Compensation

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

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $25 thousand and $66 for the three and six months ended March 29, 2015, respectively, and $29 thousand and $47 thousand for the three and six months ended March 30, 2014, respectively. The $91 thousand of compensation expense recorded during the months ending March 29, 2015 included $57 thousand of expenses directly attributable to the early vesting of 7,500,000 shares on the resignation of the Chairman of the Board on November 19, 2014. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of Optex Systems Holdings’ common stock and the exercise price at the date of exercise. For the three months ended March 29, 2015 and March 30, 2014, the estimated deferred tax assets related to option compensation costs were $9 thousand and $31 thousand, respectively.

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

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 3/29/15	Date	Date

03/30/09	480,981	$0.15	480,981	03/29/2016	03/30/2010
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2011
03/30/09	466,834	$0.15	466,834	03/29/2016	03/30/2012
05/14/09	316,750	$0.15	268,250	05/13/2016	05/14/2010
05/14/09	316,750	$0.15	268,250	05/13/2016	05/14/2011
05/14/09	316,750	$0.15	268,250	05/13/2016	05/14/2012
05/14/09	316,750	$0.15	268,250	05/13/2016	05/14/2013
12/09/11	11,517,500	$0.01	8,842,500	12/08/2018	12/08/2012
12/09/11	11,517,500	$0.01	8,842,500	12/08/2018	12/08/2013
12/09/11	11,517,500	$0.01	8,842,500	12/08/2018	12/08/2014
12/09/11	11,517,500	$0.01	8,842,500	12/08/2018	12/08/2015
12/19/13	6,250,000	$0.01	10,000,000	12/18/2020	12/08/2014
12/19/13	6,250,000	$0.01	5,000,000	12/18/2020	12/08/2015
12/19/13	6,250,000	$0.01	5,000,000	12/18/2020	12/08/2016
12/19/13	6,250,000	$0.01	5,000,000	12/18/2020	12/08/2017
Total	73,751,649		62,857,649

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 29, 2013	484,247,649	$—	3.56	—
Granted – 2014	25,000,000	$0.01	5.22	$200
Forfeited – 2014	(5,336,000)	$—		—
Exercised – 2014	(5,000,000)	$0.01		—
Outstanding as of September 28, 2014	62,911,649	$—	3.41	—
Granted – 2015	—	$		$
Forfeited – 2015	(54,000)	$		—
Exercised – 2015	—	$		—
Outstanding as of March 29, 2015	62,857,649		2.80	$—

Exercisable as of September 28, 2014	20,201,649	$—	1.76	$—

Exercisable as of March 29, 2015	40,265,149	$—	1.91	$—

There were zero and 25,000,000 options granted in the three months ended March 29, 2015 and March 30, 2014, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 29, 2013	30,547,500		$0.01
Non-vested granted — year ended September 28, 2014	25,000,000		$0.01
Vested — year ended September 28, 2014	(7,501,500)		$0.01
Forfeited — year ended September 28, 2014	(5,336,000)	$
Non-vested as of September 28, 2014	42,710,000		$0.01
Non-vested granted — six months ended March 29, 2015	—		$—
Vested — six months ended March 29, 2015	(20,063,500)		$0.01
Forfeited — six months ended March 29, 2015	(54,000)		$—
Non-vested as of March 29, 2015	22,592,500		$0.01

As of March 29, 2015, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the plan was approximately $184 thousand.  These costs are expected to be recognized on a straight line basis through December 2017.

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

As of March 29, 2015, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 12/29/13	Expiration Date	Term
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.100	1,000,000	3/3/2016	6 years
Total Warrants		1,000,000		1,000,000

During the three and six months ended March 29, 2015 and the three and six months ended March 30, 2014, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 28, 2014. On March 29, 2014, 3,447,000 warrants related to the March 30, 2009 private placement expired unexercised.

Note 9 Stockholder’s Equity

Common stock:

As of September 29, 2013, Optex Systems had 157,346,607 common shares outstanding. During the twelve months ending September 28, 2014, Alpha Capital Anstalt converted 14.58 shares of Series A preferred stock at a stated value of $6,860 into 10,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $100,000 and a former director exercised 5,000,000 options at $0.01 per share in a net exchange for 3,567,336 common shares. The outstanding common shares as of September 28, 2014 and as of March 29, 2015 were 170,913,943. On March 29, 2015, we issued 1000 shares of our series B preferred stock. There were no other issuances of common or preferred stock during the three months and six months ended March 29, 2015. During the three and six months ended March 30, 2014 there were no new issues of common or preferred stock.

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

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share. The dividends were subsequently waived and the price per share was reset to $0.01 on February 21, 2012 as discussed below. On November 17, 2014 an exercise price per share ratchet was triggered by the issuance of convertible notes with a lower conversion price and the exercise price was reset to $0.0025 per common share.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through March 30, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock has been automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended March 29, 2015 and March 30, 2014, there were no preferred dividends payable. As of September 28, 2014 and March 29, 2015 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock at a conversion price of $0.01 per share for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems had 1,001 of preferred shares outstanding as of March 29, 2015 and 1,001 of preferred shares outstanding as of September 28, 2014 respectively.

As of April 3, 2015, a majority in interest of the holders of the Series A preferred stock has waived the right to convert its Series A preferred stock into Company common shares until such a time as a reverse stock split of the Company’s stock is effected in sufficient ratio to accommodate full conversion of both Series A and Series B preferred stock from authorized and unissued shares. Based on the price reset from $0.01 to $0.0025 per common share, there are 75.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which are subject immediate conversion at the discretion of the holder. In the three and six months ending March 29, 2015, Optex Systems Holdings has recognized a $1.5 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature for the 75.5 preferred shares issued and not covered the by the conversion waiver. The remaining 926 outstanding Series A preferred shares will become convertible to common shares based on a future event and are subject to an additional $19.1 million retained earnings adjustment for dividends on the earliest potential conversion date when as they become convertible.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1629.16; (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $0.0025 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share.

At the time of issuance, the market value of the common stock was $0.01. As the conversion rate of $0.0025 was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings adjustment for the intrinsic value, “in the money portion”, of the conversion options at inception. For the three and six months ending March 29, 2015 Optex Systems Holdings recognized a retained earnings dividends adjustment of $4.9 million, which represented the intrinsic value of the options at the commitment date.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Note 10 Subsequent Events

On May 5, 2015, Optex Systems Holdings, Inc. (the “Company”) received a written notification from OTC Markets that its bid price for its common stock closed below $0.01 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as set forth in Section 2.3(2) of the OTCQB Standards.

The notification does not result in the immediate removal of the Company's common stock, and its common stock will continue to trade uninterrupted on the OTCQB.

Pursuant to the OTCQB Standards, the Company has been granted a period of 180 calendar days in which to regain compliance with this minimum bid price standard. The 180 calendar day grace period ends on November 1, 2015, and if the Company’s bid price has not closed at or above $0.01 for any ten consecutive trading day period, then its common stock shall be removed from the OTCQB marketplace.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at March 29, 2015 and through the date of this filing. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2014 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended March 29, 2015, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings” or the “Company”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc.”), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. was acquired by Optex Systems Holdings in a share exchange transaction. Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration, Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

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

New Product Development

During the first six months of 2015, Optex Systems Holdings released a new digital spotting scope called Red Tail (patent pending).  This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications.  The device is designed to deliver high definition images with military grade resolution, but at commercial off the shelf pricing.  Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet.  Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either Ios or Android devices.  Optex Systems, Inc. is presently in negotiations to make this device available via GSA schedules for government personnel and through commercial websites for non-government procurement.  Optex demonstrated this device in April 2015 at the Border Security Expo in Phoenix, Arizona and received positive feedback from U.S. border agents, police officers, and other Expo attendees.

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

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with respect to its Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 shares of Series B Preferred Stock issuable thereunder. The amendment was approved by the Company’s Board of Directors under Article FOURTH of its Certificate of Incorporation, as amended.  The stated value of each share of Series B Preferred Stock is $1,629.16, and each share of Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $.0025. Holders of the Series B Preferred Stock receive preferential rights in the event of liquidation to other classes of preferred and common stock of the Company other than the Company’s Series A Preferred Stock. Additionally, the holders of the Series B Preferred Stock are entitled to vote together with the common stock and the Series A Preferred Stock on an “as-converted” basis.

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Authorization and Issue of Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1629.16; (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $0.0025 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share.

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

Results of Operations

Non-GAAP Financial Information

Management of Optex Systems Holdings uses the Non-GAAP financial measure of Adjusted Gross Margin and Adjusted Gross Margin Percent internally to evaluate its ongoing operations and to plan resources within the organization accordingly. Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP; however, we have presented the non-GAAP financial measures to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of the business and its ability to perform in subsequent periods.

Adjusted gross margin is defined as gross margin (loss) with adjustments for acquisition related intangible amortization as well as unabsorbed fixed manufacturing overhead, attributable to excess or idle capacity during periods of reduced government (customer) demand. Adjusted gross margin percent is defined as the adjusted gross margin (loss) divided by the sales revenue.

The table below reconciles adjusted gross margin and gross margin percent to the Company's GAAP disclosure of gross margin:

	Non GAAP - Adjusted Gross Margin and Adjusted Gross Margin %
	(Thousands)

	Three months ending		Six months ending
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Revenue	$3,403	$2,182	$5,501	$5,536
Cost of Sales	3,430	1,818	5,149	4,555
Gross Margin	$(27)	$364	$352	$981
Gross Margin %	-0.8%	16.7%	6.4%	17.7%
Add:
Acquisition related intangible amortization included in cost of sales	146	—	146	—
Idle/Excess Capacity contributing to under absorbed fixed manufacturing costs included in cost of sales	327	366	930	345
Adjusted Gross Margin	$446	$730	$1,428	$1,326
Adjusted Gross Margin %	13.1%	33.5%	26.0%	24.0%

During the three months ending March 29, 2015 adjusted gross margin decreased by ($284) thousand and the adjusted gross margin percent decreased by 20.4% as compared to the prior year period. The primary reason for the decline in adjusted gross margin during the three months as compared to the prior year is attributable to cumulative cost of sales adjustments due to changes in cost to complete estimates on fixed price contracts of ($175) thousand. The cumulative adjustments were driven by the higher projected overhead rates on our sighting systems and plastic periscope lines. In addition, the company recognized an additional ($109) thousand in cost of sales adjustments for the Applied Optics Center product line for losses on a development program scheduled to ship in the next quarter of ($41) thousand and labor efficiency losses associated with delays in start-up on a new optical assembly product of approximately ($68) thousand.

During the six months ending March 29, 2015 the adjusted gross margin increased by $102 thousand and the gross margin percentage increased by 2.0% as compared to the prior year six months ending March 30, 2014. The primary reason for the increase in gross margin in the current year period versus the prior year period is attributable to reductions in the fixed cost base for indirect labor and labor related expenses resulting from salary reductions and implementation of the Shared Work Plan through the Texas Workforce Commission (TWC) which became effective in July 2014.

Backlog as of March 29, 2015, was $11.0 million as compared to a backlog of $11.1 million as of March 30, 2014, representing a decrease of $0.1 million or 1.0%.  The following table depicts the current expected delivery by period of all contracts awarded as of March 29, 2015 in millions of dollars:

Product Line	Q3 2015	Q4 2015	2015	2016	2017	2018	2019	Total

Periscopes	0.4	0.9	1.3	0.7	-	-	-	2.0

Sighting Systems	1.0	-	1.0	3.1	0.1	0.4	0.6	5.2

Applied Optical Coatings	1.6	0.9	2.5	1.0	-	-	-	3.5

Other	0.3	-	0.3	-	-	-	-	0.3

Total	3.3	1.8	5.1	4.8	0.1	0.4	0.6	11.0

Our backlog has increased by $2.3 million during the six months ending March 29, 2015. The acquisition of the Applied Optical Coatings Product Line on November 3, 2014 added $2.1 million of existing backlog in early November. During the three and six months ending March 29, 2015, Optex Systems Holdings received $3.1 million and $5.7 million in new orders, respectively. New orders booked during the first six months consist of $3.2 million of Applied Optical Coatings, $2.4 million in plastic periscopes, and $0.1 million in other spare orders. We are anticipating increased orders on our periscope product line over the next two quarters and have several large bid proposals pending. In the first six weeks of our third fiscal quarter beginning in April, we have already booked an addition $1.5 million in new orders, consisting of $1.1 million in new periscope orders and $0.4 million in orders for the Applied Optical Coatings products.

Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

Revenues. In the three months ended March 29, 2015, revenues increased by $1.2 million or (56.0%) from the respective prior period in 2014 as set forth in the table below (dollar amounts in thousands):

	Three months ended
Product Line	March 29, 2015	March 30, 2014	Variance	% Chg
Periscopes	1,110	1,621	(511)	(31.5)
Sighting Systems	742	158	584	369.6
Applied Optics Coatings	1,482	-	1,482	0.0
Other	69	403	(334)	(82.9)
Total	3,403	2,182	1,221	56.0

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

Revenues decreased by ($0.5) million or (31.5%) on our periscope line during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014. During the period, Optex Systems experienced lower revenue across all periscope types due to completion of several orders during fiscal year 2014 combined with reduced spending by the U.S. Government significantly below historical levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed overhead across the smaller volume base and has increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. We anticipate that our periscope revenue may continue at a reduced rate of approximate 50-60% of prior year revenue levels through the next six months.

Sighting systems revenues for the three months ending March 29, 2015 increased $0.6 million or 369.6% from revenues in the prior year period as we continue to deliver against the M36 DDAN program. Based on current contract schedules, we expect the deliveries on M36 sighting systems to increase steadily throughout the year, and exceed our prior year revenue by 35-40% by the fiscal year end. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Applied Optical Coatings revenue contributed $1.5 million of new revenues in the three months ending March 29, 2015. Despite the disappointing first quarter results due to delays in novating the acquired government contracts combined with a slower than anticipated startup on new optical assembly products encountered in through February of the current period, the Applied Optical Center was able to achieve higher revenues by March end. We are confident that the product line is now poised to begin delivering at a rate of $1.5 to $2.5 million per quarter. We anticipate the AOC product line will supplement the Optex revenue by up to $6.0 million by fiscal year end.

Revenue on other product lines decreased by ($0.3) million or (82.9%) compared to revenues in the prior year period due to completion of DCM sight assembly and display eye piece assembly orders in 2014. We also continue to bid on smaller miscellaneous spare orders on an ongoing basis.

Cost of Goods Sold. During the three months ended March 29, 2015 and March 30, 2014, we recorded cost of goods sold of $3.4 million and $1.8 million, respectively. The gross margin during the three months ended March 29, 2015 was $0.0 or at break-even on revenues as compared to a gross margin of $0.36 million or 16.4% on revenues for the three months ended March 30, 2014. The increase in cost of sales of $1.6 million is primarily attributable to increased revenue of $1.2 over the prior year period, combined with amortization of intangible assets of $0.15 million related to the Applied Optics Center acquisition in November 2014. Additionally, Optex realized approximately $0.18 in increased costs related to changes in estimated contract completion costs from previously projected booking rates. The increased costs were driven by declines in labor efficiencies and increases in manufacturing overhead rates experienced with the revenue decline. The slow start up on the Applied Optical Center assembly production contracts, and low revenue during the first two months of the quarter contributed an additional $.15 to increased cost during the period. As the Applied Optics Center labor and factory costs are relatively fixed at low production rates, idle and excess capacity costs cannot be recovered on future deliveries.

G&A Expenses. During the three months ended March 29, 2015, we recorded operating expenses of $0.81 million as opposed to $0.58 million, during the three months ended March 30, 2014, an increase of $0.23 million or 39.7%. The primary contributor to the increase G&A expense relates to the acquisition of the Applied Optics line as of November 3, 2014. The AOC acquisition contributed $0.29 million to the increased general and administrative costs over the prior year period, offset by decreases in Optex Systems spending of $0.07 for research and development and legal expenses.

Operating Income (Loss). During the three months ended March 29, 2015, we recorded an operating loss of ($0.84) million, as compared to an operating loss of ($0.21) million during the three months ended March 30, 2014. The ($0.63) million increase in operating loss in the current year period over the prior year period is primarily due to increased factory and general and administrative costs attributable to the AOC acquisition during low revenue producing months, combined with economy of scale gross margin losses on due to reductions in the Optex Systems base business volume during the period.

Net Income (Loss) applicable to common shareholders. During the three months ended March 29, 2015, we recorded a net loss applicable to common shareholders of ($2.8) million as compared to net loss applicable to common shareholders of ($0.14) million during the three months ended March 30, 2014. The increased loss of ($2.7) million is primarily attributable to an increased operating loss of ($0.63) million and a change in deferred benefit of ($0.07) million from the prior year period, combined with a current period net gain of $4.5 million related to previously recognized interest and derivative valuation adjustments recorded for convertible debt and reductions in retained earnings of ($6.4) million related to premiums on preferred stock. The convertible debt, issued in November 2014, was exchanged for convertible preferred Series B stock in the three months ending March 29, 2015. The shares are immediately convertible at the option of the holder into common stock and were issued at a per share common conversion price below the current market at issue date. The resulting “in the money” conversion option resulted in an immediate beneficial conversion feature and the intrinsic value of the option of ($4.9) million was booked to retained earnings as dividends during the period. In addition, our Series A preferred stock was subject to a downward adjustable conversion price reset based on the conversion price of the Series B preferred share issues. This conversion price reset created an additional beneficial conversion feature for previously issued an outstanding Series A shares. A majority shareholder has issued a waiver on conversion of the shares until a future event, thus the intrinsic value of the option for Series A shares which were not subject to the waiver was ($1.5) million and has been booked as a dividend adjustment to retained earnings during the period. The preferred Series A shares that were included in the waiver of conversion are subject to a future retained earnings adjustment for dividend recognition related to the beneficial conversion feature that will be recognized at the earliest date in which the waiver is lifted and the covered shares become convertible by the holder.

Six Months Ended March 29, 2015 Compared to the Six Months Ended March 30, 2014

Revenues. In the six months ended March 29, 2015, revenues decreased by ($0.04) million or (0.6%) from the respective prior period in 2014 as set forth in the table below (dollar amounts in thousands):

	Six months ended
Product Line	March 29, 2015	March 30, 2014	Variance	% Chg
Periscopes	1,898	3,982	(2,084)	(52.3)
Sighting Systems	1,448	783	665	84.9
Applied Optics Coatings	1,824	-	1,824	0.0
Other	331	771	(440)	(57.1)
Total	5,501	5,536	(35)	(0.6)

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

Revenues decreased by ($2.1) million or (52.3%) on our periscope line during the six months ended March 29, 2015 as compared to the six months ended March 30, 2014. During the period, Optex Systems experienced lower revenue across all periscope types due to completion of several orders during fiscal year 2014 combined with reduced spending by the U.S. Government significantly below historical levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed overhead across the smaller volume base and has increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. We anticipate that our periscope revenue may continue at a reduced rate and approximate 50-60% of prior year revenue levels.

Sighting systems revenues for the six months ending March 29, 2015 increased $0.7 million or 84.9% from revenues in the prior year period as we continue to deliver against the M36 DDAN program. Based on current contract schedules, we expect the deliveries on M36 sighting systems to increase steadily throughout the year, and exceed our prior year revenue by 35-40% by the fiscal year end. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Applied Optical Coatings revenue contributed $1.8 million of new revenues since the acquisition on November 3, 2014. Despite the disappointing first quarter results due to delays in novating the acquired government contracts combined with a slower than anticipated startup on new optical assembly products encountered in through February of the current period, the Applied Optical Center was able to achieve higher revenues by March end. We are confident that the product line is now poised to begin delivering at a rate of $1.5 to $2.5 million per quarter. We anticipate the AOC product line will supplement the Optex revenue by up to $6.0 million by fiscal year end.

Revenue on other product lines decreased by ($0.4) million or (57.1%) compared to revenues in the prior year period due to completion of DCM sight assembly and display eye piece assembly orders in 2014. We also continue to bid on smaller miscellaneous spare orders on an ongoing basis.

Cost of Goods Sold. During the six months ended March 29, 2015 and March 30, 2014, we recorded cost of goods sold of $5.1 million and $4.6 million, respectively. The gross margin during the six months ended March 29, 2015 was $0.35 million or 6.4% of revenues as compared to a gross margin of $0.98 million or 17.8% for the six months ended March 30, 2014. The increase in cost of sales of $0.5 million on the slight revenue decline during the six months ending March 29, 2015 as compared to the prior year period is primarily attributable to the increased factory costs associated with the Applied Optics Center acquisition in November 2014, combined with amortization of intangible assets of $0.15 million related to the acquisition. Additionally, Optex realized approximately $0.18 in increased costs related to changes in estimated contract completion costs from previously projected booking rates. The increased costs were driven by declines in labor efficiencies and increases in manufacturing overhead rates experienced with the revenue decline. The slow start up on the Applied Optical Center assembly production contracts, and low revenue during the first two months of the quarter contributed an additional $.15 to increased cost during the period. As the Applied Optics Center labor and factory costs are relatively fixed at low production rates, idle and excess capacity costs cannot be recovered on future deliveries.

G&A Expenses. During the six months ended March 29, 2015, we recorded operating expenses of $1.5 million as opposed to $1.2 million, during the six months ended March 30, 2014, an increase of $0.3 million or 25.0%. The primary contributor to the increase G&A expense relates to the acquisition of the Applied Optics Center product line as of November 3, 2014. AOC contributed $0.44 million to the increased general and administrative costs over the prior year period. The increased general and administrative costs as a result of the AOC acquisition was partially offset by decreased spending in the Optex Systems base general and administrative costs for reduced salaries, research and development and legal fees during the six months ending March 29, 2015 as compared to the prior year period. With the AOC acquisition, we expect our total general and administrate spending to increase by approximately $1.0 million which is partially offset by $0.2 million in reductions in the fixed cost base for Optex, prior to the acquisition.

Operating Income (Loss). During the six months ended March 29, 2015, we recorded an operating loss of ($1.14) million, as compared to an operating loss of ($0.22) million during the six months ended March 30, 2014. The ($.92) million increase in operating loss in the current year period over the prior year period is primarily due to increased factory and general and administrative costs attributable to the AOC acquisition during low revenue producing months, combined with economy of scale gross margin losses on due to reductions in the Optex Systems base business volume during the period.

Net Income (Loss) applicable to common shareholders. During the six months ended March 29, 2015, we recorded a net loss applicable to common shareholders of ($5.62) million as compared to net loss applicable to common shareholders of ($0.16) million during the six months ended March 30, 2014. The increased loss of ($5.46) million is primarily attributable to an increased operating loss of ($0.92) million, changes in deferred tax benefits of ($0.08) million, increased interest expense of ($0.14) million combined with a gain on asset purchase of the AOC product line of $2.1 million, and reductions in retained earnings of ($6.4) million related to premiums on preferred stock issued. The convertible debt, issued in November 2014, was exchanged for convertible preferred Series B stock in the on March 29, 2015. The shares are immediately convertible at the option of the holder into common stock and were issued at a per share common conversion price below the current market at issue date. The resulting “in the money” conversion option resulted in an immediate beneficial conversion feature and the intrinsic value of the option of ($4.9) million was booked to retained earnings as dividends during the period. In addition, our Series A preferred stock was subject to a downward adjustable conversion price reset based on the conversion price of the Series B preferred share issues. This conversion price reset created an additional beneficial conversion feature for previously issued an outstanding Series A shares. A majority shareholder has issued a waiver on conversion of the shares until a future event, thus the intrinsic value of the option for Series A shares which were not subject to the waiver was ($1.5) million and has been booked as a dividend adjustment to retained earnings during the period. The preferred Series A shares that were included in the waiver of conversion are subject to a future retained earnings adjustment for dividend recognition related to the beneficial conversion feature that will be recognized at the earliest date in which the waiver is lifted and the covered shares become convertible by the holder.

Liquidity and Capital Resources

During the six-months ended March 29, 2015, the Company has experienced net income and a 1% decrease in revenues as compared to the six-months ended March 30, 2014.  The Applied Optics Center, which the Company acquired on November 3, 2014, contributed 33% toward the current fiscal year revenue, which offset an otherwise 34% decrease in the Optex Systems Holdings base revenue excluding the acquisition. U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reduction in backlog from 2014 levels, we do not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year or in the next twelve months.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At March 29, 2015, the Company had approximately $1.1 million in cash and an outstanding payable balance of $0.5 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, which fluctuates based on our open accounts receivable balance. The Company expects to continue to incur net losses for at least the next year.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management of the Company intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 28, 2014 through March 29, 2015

Cash and Cash Equivalents: As of March 29, 2015, we had cash and cash equivalents of $1.1 million as compared to $1.7 million as of the period ended September 28, 2014.

Net Cash Used by Operating Activities. Net cash used by operating activities during the period from September 28, 2014 to March 29, 2015 totaled ($0.5) million. The primary uses of cash during the period were driven by increased accounts receivable of ($1.0) million for items shipped in March that will be paid in the following quarter. This decrease was partially offset by increased accounts payable of 0.4 million and other net changes of ($0.1) million.

Net Cash Used in Investing Activities. In the three months ended March 29, 2015, cash used by investing activities was ($2.1) million and primarily consisted of purchased property and equipment related to the Applied Optics Center acquisition in November, 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.0 million during the six months ended March 29, 2015 due to investments received by Optex Systems Holdings Inc., in support of issuing a series of convertible notes and borrowing of $0.5 million against the revolving credit facility. As of March 29, 2015, the outstanding line of credit balance was $0.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 29, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 29, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 28, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
3.03	Series B Preferred Stock Designation(3)
10.1	Purchase Agreement dated November 3, 2014(1)
10.2	Assignment of Lease dated October 30, 2014(1)
10.3	Form of Subscription Agreement(2)
10.4	Form of Convertible Note(2)
10.5	Form of Registration Rights Agreement(2)
10.6	Form of Make Whole Agreement(2)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014.

(2)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014.

(3)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2015	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2015	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

