Form 10-Q
period 2015-06-28
Optex Systems Holdings Inc
filed 2015-08-12
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	000-54114	90-0609531
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2015: 174,913,943 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 28, 2015

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2015

CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 2015 (UNAUDITED) AND SEPTEMBER 28, 2014	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2015 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 29, 2014 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 28, 2015 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JUNE 29, 2014 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

2

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)

	June 28, 2015 (Unaudited)	September 28, 2014

ASSETS

Current Assets
Cash	$885	$1,685
Accounts Receivable	1,068	731
Net Inventory	6,777	5,910
Prepaid Expenses	63	41

Total Current Assets	8,793	8,367

Property and Equipment
Property Plant and Equipment	3,845	1,744
Accumulated Depreciation	(1,787)	(1,540)

Total Property and Equipment	2,058	204

Other Assets
Intangibles	-	-
Prepaid Royalties - Long Term	128	150
Security Deposits	23	26

Total Other Assets	151	176

Total Assets	$11,002	$8,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$910	$312
Accrued Expenses	696	458
Accrued Warranties	28	25
Customer Advance Deposits - Short Term	1,183	1,072
Credit Facility	550	-

Total Current Liabilities	3,367	1,867

Other Liabilities
Customer Advance Deposits - Long Term	194	982

Total Other Liabilities	194	982

Total Liabilities	3,561	2,849

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 994 and zero issued and outstanding, respectively)	-	-
Common Stock – (par $0.001, 2,000,000,000 authorized, 174,913,943 and 170,913,943 shares issued and outstanding, respectively)	175	-
Additional Paid-in-capital	26,194	18,183
Retained Earnings (Deficit)	(18,928)	(12,285)

Total Stockholders' Equity	7,441	5,898

Total Liabilities and Stockholders' Equity	$11,002	$8,747

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except common share data)
	Three months ended		Nine months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Revenues	$2,312	$1,858	$7,814	$7,394

Total Cost of Sales	2,572	1,615	7,723	6,170

Gross Margin	(260)	243	91	1,224

General and Administrative	741	648	2,237	1,853

Operating Loss	(1,001)	(405)	(2,146)	(629)

Other Income

Gain on Purchased Asset	-	-	2,110	-
Total Other Income	-	-	2,110	-

Other Expenses

Interest Expense	13	(6)	166	2
Total Other	13	(6)	166	2

Income (Loss) Before Taxes	(1,014)	(399)	(202)	(631)

Deferred Income Taxes (Benefit)	-	-	-	(77)

Net Income (Loss) After Taxes	(1,014)	(399)	(202)	(554)

Preferred stock dividend/premium	-	-	(6,441)	-

Net loss applicable to common shareholders	$(1,014)	$(399)	$(6,643)	$(554)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted Average Common Shares Outstanding	172,320,536	170,913,943	171,382,807	162,949,533

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	June 28, 2015	June 29, 2014

Cash flows from operating activities:
Net loss	$(202)	$(554)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	247	58
Noncash interest expense	142	-
Provision for allowance for inventory valuation	-	88
(Increase) decrease in deferred tax asset (net of valuation allowance)	-	(77)
Stock option compensation expense	116	76
(Increase) decrease in accounts receivable	(337)	2,170
(Increase) decrease in inventory (net of progress billed)	(867)	552
(Increase) decrease in prepaid expenses	(23)	(12)
(Increase) decrease in security deposits	3	-
Increase (decrease) in accounts payable and accrued expenses	837	(925)
Increase (decrease) in accrued warranty costs	3	-
Increase (decrease) in customer advance deposits	(677)	(479)
Total adjustments	(556)	1,451
Net cash provided (used in) by operating activities	(758)	897

Cash flows from investing activities
Purchases of property and equipment	(2,100)	(34)
Decrease in prepaid royalties - long term	22	22
Net cash (used in) investing activities	(2,078)	(12)

Cash flows from financing activities
Proceeds from convertible notes issued	1,560	-
Debt issuance fees	(74)	-
Proceeds (to) from credit facility (net)	550	(858)

Net cash provided by (used in) financing activities	2,036	(858)

Net increase (decrease) in cash	(800)	27
Cash at beginning of period	1,685	882
Cash at end of period	$885	$909

Supplemental cash flow information:
Cash paid for interest	$23	$2
Exchange of convertible note and accrued interest to series B preferred stock	$1,629	$-
Beneficial Conversion Feature on series B preferred stock	$4,887	$-
Beneficial Conversion Feature on series A preferred stock	$1,554	$-
Exchange of preferred stock for common stock	$10	$100

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

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising approximately 93,733 square feet. As of June 28, 2015, Optex Systems Holdings operated with 82 full-time equivalent employees.

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

On May 26, 2015, and effective as of May 21, 2015, Optex Systems Holdings entered into a supply agreement with Nightforce Optics, Inc. for supply by Optex Systems Holdings to Nightforce of certain critical optical assemblies through the Applied Optics Center Division. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3,000,000 in 2015 and $3,900,000 in 2016. The initial term of the agreement is two years, and can be extended by Nightforce for an additional year which continues the forecasted volumes for three years. Optex Systems Holdings is the premium supplier of the covered products to Nightforce, and Optex Systems Holdings agrees to work exclusively with Nightforce on its markets of interest in commercial sporting optics and select military optics; however, Optex Systems Holdings’ existing business arrangements with certain Department of Defense manufacturers are not subject to this exclusivity covenant.

On May 5, 2015, Optex Systems Holdings received a written notification from OTC Markets that its bid price for its common stock closed below $0.01 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as set forth in Section 2.3(2) of the OTCQB Standards.

The notification does not result in the immediate removal of the Company's common stock, and its common stock will continue to trade uninterrupted on the OTCQB. Pursuant to the OTCQB Standards, the Company has been granted a period of 180 calendar days in which to regain compliance with this minimum bid price standard. The 180 calendar day grace period ends on November 1, 2015, and if the Company’s bid price has not closed at or above $0.01 for any ten day consecutive period.

On May 15 2015, our board of directors and the shareholders holding a majority of our issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation to effect a reverse stock split which combines the outstanding shares of our common stock into a lesser number of outstanding shares in a ratio of not less than 1:400 nor more than 1:600. On July 22, 2015, our Board of Directors unanimously confirmed our reverse split in the ratio of 1:600 to all shareholders which will take effect on a future date, yet to be determined.

As of June 28, 2015, Optex Systems Holdings had working capital of $5.4 million, as compared to $6.5 million as of September 28, 2014. During the nine-months ended June 28, 2015, the Company experienced a net loss of ($202) thousand and a 5.7% or $0.4 million increase in revenues, to $7.8 million from $7.4 million, as compared to the nine-months ended June 29, 2014.  The Applied Optics Center, which Optex Systems Holdings acquired on November 3, 2014, contributed 39.8%, or $3 million toward the current fiscal year revenue, which offset an otherwise (35.3)%, or ($2.6) million decrease in the Optex Systems Holdings base revenue excluding the acquisition. The increased general and administrative costs associated with the Applied Optics Center product line through June 28, 2015 was $0.6 million. U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Backlog has increased by $2.0 million over prior year backlog, of which, $2.8 million of the increased backlog is directly attributable to the Applied Optic Center product line. Given the reduced backlog and revenue of traditional Optex Systems, Inc.’s products from prior year levels, the Company does not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At June 28, 2015, the Company had approximately $0.9 million in cash and an outstanding payable balance of $0.6 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, which fluctuates based on our open accounts receivable balance. The Company expects to continue to incur net losses into the first half of fiscal year 2016.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of June 28, 2015 and September 28, 2014, inventory included:

	(Thousands)

	June 28, 2015	September 28, 2014
Raw Material	$4,596	$5,136
Work in Process	2,729	1,854
Finished Goods	797	265
Gross Inventory	$8,122	$7,255
Less: Inventory Reserves	(1,345)	(1,345)
Net Inventory	$6,777	$5,910

Net inventory increased by $867 thousand during the nine months ending June 28, 2015. An increase of $940 thousand is attributable to the acquisition of the Applied Optics Center product line from L-3 on November 3, 2014, which is offset with a decrease in inventory of ($73) thousand of inventory use during the period. See note 3, Purchase of Applied Optics Products Line.

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

Optex Systems Holdings may at times have contracts that allow for invoicing based on achievement of milestone events. In such cases, Optex Systems, Inc. recognizes revenue based on the milestone method in accordance with FASB ASC 605-28, as applicable. On October 24, 2011, Optex Systems, Inc. was awarded an $8.0 million contract with General Dynamics Land Systems - Canada that provided for milestone invoices up to a total of $3.9 million. Currently, there are no additional contracts providing for milestone payments. In accordance with FASB 605-28, Optex Systems, Inc. recognizes milestone payments as revenue upon completion of a substantive milestone as commensurate with the following guidelines: our performance to achieve the milestone, the milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestones are not considered as substantive if any portion of the associated milestone consideration relates to the remaining deliverables in the unit of accounting. Non-substantive milestone payments are reported as a liability on the balance sheet as Short Term and Long Term Customer Advance Deposits.

Pursuant to the contract, all substantive milestones events were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the nine months ending June 28, 2015 and June 29, 2014 and no unpaid/invoiced customer deposits related to the completed milestone events, respectively.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of June 28, 2015, Optex Systems, Inc. had a balance of $1.4 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.2 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $0.2 million related long term customer advance deposits for deliveries occurring after March 2016. During the nine months ending June 28, 2015, Optex Systems Holdings liquidated $0.7 million of customer deposits for product shipped during the period.

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

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments such as convertible notes are to obtain the lowest cash cost-source of funds. The company accounts for conversion options embedded in convertible notes payable in accordance with ASC 815“Derivatives and Hedging”. Further, subtopic ASC 815-15 “Embedded Derivatives” generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as “Derivative Liabilities” and based on the criteria specified in FASB ASC 815-40“Derivatives and Hedging – Contracts in Entity’s own Equity”. The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton, Binomial Lattice, or Monte Carlo simulation models where applicable and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as “Change in Fair Value – Derivatives” in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date. The company had no derivatives liabilities on its balance sheets as of June 28, 2015 or September 28, 2014.

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

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The levels are defined below as:

☐	Level 1 Valuation based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access.

☐	Level 2 Valuation based on inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and/or based on quoted prices for similar assets and liabilities in active markets.

☐	Level 3 Valuations are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions of what market participants would use as fair value, as there is little, if any, related market activity.

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

 The following table represents certain assets and liabilities of Optex Systems Holdings measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 28, 2015.

(Thousands)
	Level 1	Level 2	Level 3
Derivatives Liabilities – Long Term	$-	$-	$-
(Note Conversion Feature)

As of June 28, 2015, $1.6 million of Convertible Notes Payable, which had resulted in prior period derivative liabilities of $6.1 million, were converted to Series B Preferred Stock which is outside of the scope of ASC 815-15 embedded derivatives and ASC 820-10 fair value measurement.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the three and nine months ending June 28, 2015, Optex Systems Holdings recognized dividends of zero and $6.4 million, respectively on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $0.0025 versus a current market price of $0.01 per common share.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Product Line from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of June 28, 2015 the unamortized balance of the intangible assets was zero. See Note 4.

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Optex Systems Holdings has recognized deferred income tax benefits on net operating loss carry-forwards to the extent Optex Systems Holdings believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the nine months ended June 28, 2015.

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

For the three and nine months ended June 28, 2015, respectively, 1,001 shares of Series A preferred stock, 994 shares of Series B preferred stock, 62,857,649 stock options and 1,000,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and nine months ended June 29, 2014, respectively, 1,001 shares of Series A preferred stock, 62,912,649 stock options and 1,000,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

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

The purchase price for the Purchased Assets was $1,013.1 thousand, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $270.7. The source of funds for the acquisition consisted of Optex Systems, Inc.’s working capital of $213.1 thousand and an advance of $800 thousand from accredited investors which was subsequently consummated on November 17, 2014 through the private placement of convertible notes issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act. See Note 7 “Issuance of Convertible Notes”.

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

The intangible assets include finite-life intangibles associated with undelivered customer backlog as of the acquisition date and was valued using the income approach methodology that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  The cash flow projections took into effect the expected net sales from the customer backlog as of November 3, 2014 and the corresponding expenses against those sales in the respective periods. The shipments against the customer backlog were delivered completed between January and June of 2015, and as such, the intangible amortization against those shipments was complete by June 28, 2015. As of June 28, 2015 the balance in unamortized intangible assets was zero.

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

Optex Systems Holdings believes that it was able to acquire the Applied Optics Product Line for less than the fair value of its assets because of (i) its unique position as a market leader in the industry segment that directly utilizes the manufactured components specific to the Applied Optics Product Line, (ii) a previous customer/supplier relationship with the acquisition target, (iii) L-3’s intent to exit the optical coating operations, and (iv) L-3’s desire to provide for continued employment of the Applied Optics workforce. The Applied Optics Product Line had a recent history of losses, and the seller approached Optex Systems, Inc. in an effort to sell the product line and exit the optical coating manufacturing business that no longer fit its strategy. With the seller's intent to exit the business segment and Optex’s position as a market leader within the same industry segment utilizing the product line capability, Optex Systems, Inc. was able to agree on a favorable purchase price with L-3 Communications.

As a result of the asset purchase, the company has incurred additional acquisition-related costs of approximately $40.2 thousand for legal, accounting and valuation consulting fees which have been expensed to general administrative costs.

The following represents condensed pro forma revenue and earnings information for the three and nine months ended June 28, 2015 and June 29, 2014 as if the acquisition of the Applied Optics Product Line had occurred on the first day of each of the fiscal years.

	Unaudited, Pro forma
	(Thousands, except share data)
	Three Months Ending		Nine Months Ending
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues	$2,381	$2,548	$7,883	$10,375
Net Income (Loss) applicable to common shareholders	(1,363)	(1,548)	(6,992)	(3,560)

Diluted earnings per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Shares Outstanding	172,320,536	170,913,943	171,382,807	162,949,533

The unaudited, pro forma information depicted above reflects the impact of the acquisition of the Applied Optics Product Line to the revenue and operating income (loss) of the consolidated entity as of the three and nine months ending June 28, 2015 and June 29, 2014, respectively, as if the acquisition had begun at the beginning of each of the fiscal years. The condensed statements of revenue and earnings exclude the impact of L-3’s corporate allocation costs to the Applied Optics Product Line for the period of September 29 through November 2, 2014, as well as the three months ending June 29, 2014.  There is no expected tax effect of the pro forma adjustments for the period affected in fiscal year 2015 due to the net loss and retained deficit of Optex Systems Holdings, Inc.

The unaudited pro forma financial information should be read in conjunction with Optex Systems Holding Inc.’s annual report, 10K, filed with the U.S. Securities Exchange Commission for the year ended September 28, 2014 as well as the 8-K filing dated November 7, 2014 and subsequent 8-K/A filed on January 20, 2015.

Note 4 – Intangible Assets

On November 3, 2014, Optex Systems, Inc. purchased the Applied Optics Products line in exchange for $1,013.1 thousand and the assumption of approximately $270.7 thousand of liabilities (see Note 3). Optex Systems, Inc. has allocated the consideration for the acquisition of the purchased assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

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

The fair values of the intangible assets as of the asset transfer date consisted primarily of $342.2 thousand of undelivered customer order backlog with contracted delivery dates that were essentially fulfilled as of quarter ended June 28, 2015. The amortization of identifiable intangible assets associated with the acquisition has been amortized on a straight line basis over the six month period beginning on December 29, 2014 and ending June 28, 2015 at a rate of $57.0 thousand per month pursuant to the order deliveries. The intangible amortization was allocable to operating expenses as manufacturing cost of sales and general and administrative expenses at a rate of $48.5 thousand and $8.5 thousand per month, respectively, through quarter ending June 28, 2015. The identifiable intangible assets are amortized over 15 years for income tax purposes.

Due to the short term duration of these intangible assets, there is no subsequent impairment testing required. There have been no material changes to our assumptions since the acquisition date of November 3, 2014 that would indicate a change in the initial fair value estimate or future expected values during the next nine months which would result in impairment.

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

During the three and nine months ending June 28, 2015, $145.5 thousand and $291.1 thousand had been amortized to cost of sales, respectively, and $25.5 thousand and $51.1 thousand had been amortized to general and administrative expenses, respectively. As of June 28, 2015, the total unamortized balance of intangible assets was zero. There were no unamortized intangible assets or amortization expenses incurred in the three and nine months ending June 29, 2014.

Note 5 - Commitments and Contingencies

None.

Note 6 - Debt Financing

Related Party – Sileas Corp.

On June 5, 2015 (but dated as of May 29, 2015), Sileas Corp., the controlling shareholder of Optex Systems Holdings, Inc., amended its Secured Note, with Longview Fund, L.P., as lender, as follows: The principal amount was increased to $18,022,328.60 to reflect the original principal amount plus all accrued and unpaid interest to date, and the Secured Note ceased to bear interest as of that date.· The maturity date of the note was extended to May 29, 2021 and a conversion feature was added to the Secured Note by which the principal amount of the Secured Note can be converted into our Series A preferred stock, which is owned by Sileas, at the stated value of our Series A preferred stock; Simultaneously therewith, Sileas entered into a Blocker Agreement with us pursuant to which the Series A preferred stock shall not be convertible by Sileas into our common stock, and we shall not effect any conversion of the Series A Stock or otherwise issue any shares of our common stock pursuant hereto, to the extent (but only to the extent) that after giving effect to such conversion or other share issuance hereunder Sileas (together with its affiliates) would beneficially own in excess of 9.99% our common stock. Sileas also agreed to not vote any of its shares of Series A preferred stock in excess of 9.99% of our common stock.

Credit Facility – Avidbank

On May 22, 2014, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is May 21, 2016. The facility provides up to $1 million in financing against eligible receivables and subject to meeting certain covenants including an asset coverage ratio test for up to two years. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the greater of 7.0% and the then in effect prime rate plus 2.5%. The additional minimum interest payment requirement per six month period is $10,000.

•	Interest shall be paid monthly in arrears.

•	The loan period is from May 22nd through May 21st of the following year, beginning with the period of May 22, 2014 through May 21, 2015 and a revolving loan maturity date of May 21, 2016, at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	A renewal fee of $5,000 is due on the one year anniversary of the date of the loan agreement.

•	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’ s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

As of June 28, 2015, the outstanding balance on the line of credit was $550 thousand. For the three and nine months ended June 28, 2015, the total interest expense against the outstanding line of credit balance was $10 thousand and $20 thousand, respectively.  For the three and nine months ended June 29, 2014, the total interest expense against the outstanding line of credit balance was $6 thousand and $16 thousand, respectively.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) to several accredited investors (the “Investors”) in a private placement pursuant to which the Investors purchased a series of Notes with an aggregate principal amount of $1,550 thousand. An additional convertible promissory note for $10 thousand was issued to the placement agency in consideration for placement services on the transaction. The terms are consistent for each of the notes issued as follows:

☐	The notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.
☐	The interest is due either in cash or, at its option, through stock, or a combination at the option of Optex Systems Holdings.
☐	The notes are convertible at the option of the note holders at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $0.0025 per share.
☐	All or part of the then remaining principal amount of the notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the notes to be prepaid plus all accrued and unpaid interest thereon.
☐	The converted stock may not exceed 3.33% of beneficial ownership for any holder or attribution parties.
☐	The agreement also requires the Optex Systems Holdings to affect at least a 1:350 reverse split of its common stock no later than 90 days from November 17, 2014.

☐	The conversion price of the notes is subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by Optex Systems Holdings, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.
☐	The notes contain certain customary negative covenants and events of default, including, but not limited to, Optex Systems Holdings’ failure to pay principal and interest, material defaults under the other transaction documents, bankruptcy, and Optex Systems Holdings’ failure to deliver Common Stock certificates after a conversion date.

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

Optex Systems, Inc. incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected in the balance sheet and cash flow statement as debt issuance costs and are amortized to interest expense across the term of the notes based on the effective interest method. For the three and nine months ending June 28, 2015 the amortized interest expense related to the debt was $3 thousand and $146 thousand, respectively.

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with respect to its Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 shares of Series B Preferred Stock issuable thereunder. The amendment was approved by the Company’s Board of Directors under Article FOURTH of its Certificate of Incorporation, as amended.  The stated value of each share of Series B Preferred Stock is $1,629, and each share of Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.0025. Holders of the Series B Preferred Stock receive preferential rights in the event of liquidation to other classes of preferred and common stock of the Company other than the Company’s Series A Preferred Stock. Additionally, the holders of the Series B Preferred Stock are entitled to vote together with the common stock and the Series A Preferred Stock on an “as-converted” basis.

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Note 7 Stock Based Compensation

Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 6/28/15	Date	Period

03/30/09	1,414,649	$0.15	1,414,649	03/29/2016	3 years
05/14/09	1,267,000	$0.15	1,073,000	05/13/2016	4 years
12/09/11	46,070,000	$0.01	35,370,000	12/08/2018	4 years
12/19/13	25,000,000	$0.01	25,000,000	12/18/2020	4 years
Total	73,751,649		62,857,649

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $25 thousand and $116 thousand for the three and nine months ended June 28, 2015, respectively, and $29 thousand and $76 thousand for the three and nine months ended June 29, 2014, respectively. The $116 thousand of compensation expense recorded during the nine months ending June 28, 2015 included $57 thousand of expenses directly attributable to the early vesting of 12,500 shares on the resignation of the Chairman of the Board on November 19, 2014.

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 29, 2013	48,247,649	$—	3.56	—
Granted – 2014	25,000,000	$0.01	5.22	$200
Forfeited – 2014	(5,336,000)	$—		—
Exercised – 2014	(5,000,000)	$0.01		—
Outstanding as of September 28, 2014	62,911,649	$—	3.41	—
Granted – 2015	—	$		$
Forfeited – 2015	(54,000)	$		—
Exercised – 2015	—	$		—
Outstanding as of June 28, 2015	62,857,649		2.56	$—

Exercisable as of September 28, 2014	20,201,649	$—	1.76	$—

Exercisable as of June 28, 2015	40,265,149	$—	1.69	$—

There were zero and 25,000,000 options granted in the nine months ended June 28, 2015 and June 29, 2014, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 29, 2013	30,547,500		$0.01
Non-vested granted — year ended September 28, 2014	25,000,000		$0.01
Vested — year ended September 28, 2014	(7,501,500)		$0.01
Forfeited — year ended September 28, 2014	(5,336,000)	$
Non-vested as of September 28, 2014	42,710,000		$0.01
Non-vested granted — nine months ended June 28, 2015	—		$—
Vested — nine months ended June 28, 2015	(20,063,500)		$0.01
Forfeited — nine months ended June 28, 2015	(54,000)		$—
Non-vested as of June 28, 2015	22,592,500		$0.01

As of June 28, 2015, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the plan was approximately $159 thousand.  These costs are expected to be recognized on a straight line basis through December 2017.

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

As of June 28, 2015, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 6/28/15	Expiration Date	Term
Avidbank- Line of Credit	3/4/2010	1,000,000	$0.10	1,000,000	3/3/2016	6 years
Total Warrants		1,000,000		1,000,000

During the three and nine months ended June 28, 2015 and the three and nine months ended June 29, 2014, Optex Systems Holdings recorded zero interest expense related to the outstanding warrants. Interest expense related to outstanding warrants was fully amortized as of September 28, 2014.

Note 8 Stockholder’s Equity

Common stock

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

On March 29, 2015, we issued 1000 shares of our series B preferred stock in exchange for convertible notes. On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000,000 shares of common stock. The outstanding common shares as of June 28, 2015 were 174,913,943. There were no other issuances of common or preferred stock during the three months and nine months ended June 28, 2015 and June 29, 2014.

On May 15 2015, our board of directors and the shareholders holding a majority of our issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation to effect a reverse stock split which combines the outstanding shares of our common stock into a lesser number of outstanding shares in a ratio of not less than 1:400 nor more than 1:600. On July 22, 2015, our Board of Directors unanimously confirmed our reverse split in the ratio of 1:600 to all shareholders which will take effect on a future date, yet to be determined.

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,860; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share (vi) par value $0.001 per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

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

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 29, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock was automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the three months ended June 28, 2015 and June 29, 2014, there were no preferred dividends payable. As of September 28, 2014 and June 28, 2015 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000,000 shares of its Common Stock for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 8,333 shares of its Common Stock for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems Holdings had 1,001 of preferred shares outstanding as of June 28, 2015 and 1,001 of preferred shares outstanding as of September 28, 2014 respectively.

As of April 3, 2015, a majority in interest of the holders of the Series A preferred stock has waived the right to convert its Series A preferred stock into Company common shares until such a time as a reverse stock split of the Company’s stock is effected in sufficient ratio to accommodate full conversion of both Series A and Series B preferred stock from authorized and unissued shares. Based on the price reset from $0.01 to $0.0025 per common share, there are 75.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which are subject to immediate conversion at the discretion of the holder. In the three and nine months ending June 28, 2015, Optex Systems Holdings has recognized a $1.5 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature for the 75.5 preferred shares issued and not covered by the conversion waiver. The remaining 926 outstanding Series A preferred shares will become convertible to common shares based on a future event. Based on the market price of the common stock of $0.0066 as of June 26, 2015, these preferred shares are subject to an additional $10.4 million retained earnings adjustment for dividends on the earliest potential conversion date as they become convertible.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1,629 (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $0.0025 per share as adjusted from time to time; (v) voting rights: votes along with the common stock on an as converted basis with one vote per share; and (vi) par value of $0.001 per share.

On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share. On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000,000 shares of common stock. As of June 28, 2015, there were 994 shares of Series B preferred shares outstanding.

At the time of issuance, the market value of the common stock was $0.01. As the conversion rate of $0.0025 was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings and additional paid in capital adjustment for the intrinsic value, “in the money portion”, of the conversion options at inception. For the three and nine months ending June 28, 2015 Optex Systems Holdings recognized a retained earnings dividends and additional paid in capital adjustment of $4.9 million, which represented the intrinsic value of the options at the commitment date.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Note 9 Subsequent Events

On July 14, 2015, the board of directors approved directors’ compensation of $1,000 monthly for each independent board member and a $500 stipend per meeting attended. In addition, each independent board member is to be granted 21,000 (post split) shares, with 7,000 shares vesting on the grant date, and on the first and second anniversary thereof. The Chair of each Board Committee would be granted an additional 5,000 (post split) shares, vesting immediately.

On July 22, 2015, our Board of Directors unanimously confirmed our reverse split in the ratio of 1:600 to all shareholders to take effect on a future date, yet to be determined. The par value of the common stock outstanding shall remain at $0.001 per share subsequent to the reverse split action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This management’s discussion and analysis reflects information known to management as at June 28, 2015 and through the date of this filing. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2014 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended June 28, 2015, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an "equitable adjustment" to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) which provides for the contractor to be "made whole" for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor's overall cost to complete. Optex Systems Holdings has requested an equitable adjustment on a previously completed Howitzer program due to significant design issues that impacted the manufacturability of the product. As there is no guarantee that the request will be granted in part or in full, we realized the entire loss in fiscal year 2010. The requested equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings has appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In November 2014, the ASBCA judge issued a decision in favor of Optex Systems Inc. against the government agency asserted position for a waiver of the claim. At the request of the government agency, DCAA conducted an audit of the claimed costs which was completed on June 30, 2015. We believe the audit to be favorable to Optex Systems, Inc. On July 23, 2015, Optex Systems, Inc. offered a proposed settlement to the government agency to begin negotiations. As of the date of this report issuance, we are awaiting a decision by the agency on their position in respect to the judge’s ruling and our proposed settlement for the next phase of the appeal process While we remain optimistic that Optex Systems, Inc. has a justifiable claim, we cannot predict the outcome of the appeal or if a negotiated settlement will be successful. In the event we are unsuccessful in obtaining an equitable adjustment settlement, there will be no future margin impact for on these programs as the losses have been previously recognized through the completion of the program.  To the extent we are able to recover increased costs (losses) against the program; we expect the settlement would have a positive impact on working capital.

Optex Systems Holdings also anticipates the opportunity to integrate some of its night vision and optical sights products into commercial applications.

Recent Events

Approval of Reverse Stock Split

On May 27, 2015, our board of directors and the shareholders holding a majority of our issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split which combines the outstanding shares of our common stock into a lesser number of outstanding shares. Our board of directors will have the sole discretion to effect the amendment and reverse stock split at any time prior to December 31, 2015, and to fix the specific ratio for the combination, provided that the ratio would be not less than 1-for-400 and not more than 1-for-600.

On July 22, 2015, our Board of Directors unanimously confirmed our Reverse Split in the ratio of 1:600 to all shareholders to take effect on future date, yet to be determined. The par value of the common stock outstanding remained at $0.001 per share subsequent to the reverse split action.

Election of New Board Members and Committees

On May 27, 2015, our board of directors and shareholders elected the following for individuals as directors to serve until their successors are elected and duly qualify: Kerry Craven, David Kittay, Owen Naccarato and Charles Trego.

On July 14, 2015, our board of directors confirmed the appointment of the following directors to serve on the following committees of our board of directors:

Audit Committee: Charles Trego (Chair), Kerry Craven and David Kittay

Compensation Committee: Owen Naccarato (Chair), David Kittay and Kerry Craven

Nominating Committee: David Kittay (Chair), Kerry Craven, Owen Naccarato and Charles Trego.

The board also acknowledged the charters for each committee which are approved.

AOC Contract

On May 26, 2015, and effective as of May 21, 2015, Optex Systems Holdings entered into a supply agreement with Nightforce Optics, Inc. (“Nightforce”) for supply by Optex Systems Holdings to Nightforce of certain critical optical assemblies through the Applied Optics Center Division. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3,000,000 in 2015 and $3,900,000 in 2016. The initial term of the agreement is two years, and can be extended by Nightforce for an additional year which continues the forecasted volumes for three years. Optex Systems Holdings is the premium supplier of the covered products to Nightforce, and Optex Systems Holdings agrees to work exclusively with Nightforce on its markets of interest in commercial sporting optics and select military optics; however, Optex Systems Holdings’ existing business arrangements with certain Department of Defense manufacturers are not subject to this exclusivity covenant.

New Patent Award

In May 2015 Optex Systems, Inc. was awarded U.S. Patent No. 13,792,297 titled "ICWS Periscope". This invention improves previously accepted levels of periscope performance that, in turn, improve soldier's safety. We have demonstrated the now-patented invention on the Improved Commander's Weapon Station (ICWS), but the system is also applicable to multiple periscope platforms. We believe unity periscopes are used on every armored vehicle in the world, and this patented technology now allows the users increased protection from ballistic threats and allows the armored vehicle manufacturers alternatives in hull design. Consistent with our previous product releases, this technology has been specifically designed to allow our customers to upgrade their existing platforms with improved technology without costly upgrade or integration costs. In addition, this technology eliminates known reliability issues which exist in the current Department of Defense inventory. The "ICWS Periscope" technology platform is applicable to all ground combat vehicles used by the US and foreign militaries.

Purchase of Applied Optics Products Line

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. (“L-3”) pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Products Line, which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the purchased assets.

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

In conjunction with the acquisition, Optex Systems, Inc. assumed the obligations of L-3 pursuant to this certain Assignment to Lease and Consent of Landlord Agreement dated as of October 30, 2014, between L-3, as tenant, Optex Systems, Inc., as assignee, and CABOT II TX1W04, LP, as landlord, with respect to those certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas, as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009 (such Leases as so amended being referred to as the “Lease”). The leased premises under the Lease consist of approximately 56,633 square feet of space at the premises, with a monthly rental of approximately $32,000 per month. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal term is five years in duration.

New Product Development

During the first nine months of 2015, Optex Systems Holdings completed prototype development of a new digital spotting scope. The spotting scope, called Red Tail (patent pending), is applicable for both defense and commercial markets.  This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications.  The device is designed to deliver high definition images with military grade resolution, but at commercial off the shelf pricing.  Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet.  Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either IOS or Android devices.  Optex Systems, Inc. is presently in negotiations to make this device available via GSA schedules for government personnel and through commercial websites for non-government procurement.  Optex Systems, Inc. demonstrated this device in April 2015 at the Border Security Expo in Phoenix, Arizona and received positive feedback from U.S. border agents, police officers, and other Expo attendees.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) with several accredited investors (the in a private placement pursuant to which the investors purchased a series of Notes with an aggregate principal amount of $1.55 million. The agreement allows for a second closing, to occur no later than 30 days from November 17, 2014, for the balance of the $2.1 million aggregate amount of the offering.  The Notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.  Optex Systems Holdings may pay interest due either in cash or, at its option, through stock.  The Notes are convertible at the option of the Investors at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share at a conversion price equal to $0.0025 per share.  All or part of the then remaining principal amount of the Notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the Notes to be prepaid plus all accrued and unpaid interest thereon.  The Agreement also requires the Optex Systems Holdings to effect a 1:350 or greater reverse split of its common stock no later than 90 days from November 17, 2014.

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

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with respect to its Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 shares of Series B Preferred Stock issuable thereunder. The amendment was approved by the Company’s Board of Directors under Article FOURTH of its Certificate of Incorporation, as amended.  The stated value of each share of Series B Preferred Stock is $1,629, and each share of Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.0025. Holders of the Series B Preferred Stock receive preferential rights in the event of liquidation to other classes of preferred and common stock of the Company other than the Company’s Series A Preferred Stock. Additionally, the holders of the Series B Preferred Stock are entitled to vote together with the common stock and the Series A Preferred Stock on an “as-converted” basis.

On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Authorization and Issue of Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1,629; (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $0.0025 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share. The conversion price was subsequently reset to $0.01 per share as discussed below.

On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

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

The table below reconciles adjusted gross margin and gross margin percent to the Company's GAAP disclosure of gross margin:

	Non GAAP - Adjusted Gross Margin and Adjusted Gross Margin %
	(Thousands)

	Three months ending		Nine months ending
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Revenue	$2,312	$1,858	$7,814	$7,395

Cost of Sales	2,572	1,615	7,723	6,170

Gross Margin	$(260)	$243	$91	$1,225
Gross Margin %	-11.2%	13.1%	1.2%	16.6%

Add:
Acquisition related intangible amortization included in cost of sales	145	-	291	-
Idle/Excess Capacity contributing to under absorbed fixed manufacturing costs included in cost of sales	478	154	1,379	499

Adjusted Gross Margin	$363	$397	$1,761	$1,724
Adjusted Gross Margin %	15.7%	21.4%	22.5%	23.3%

During the three months ending June 28, 2015 adjusted gross margin decreased by ($34) thousand and the adjusted gross margin, as a percentage of revenue, decreased by (5.7%) pts. compared to the prior year period. The primary reasons for the decline in adjusted gross margin during the current year period is attributable to cumulative cost of sales adjustments due to changes in estimates on periscope orders on lower labor efficiency, combined with a higher mix of Applied Optical Coatings revenue which are at lower margins than our historical Optex Systems, Inc. revenue base from the prior year. During the current quarter, Applied Optical Coatings contributed 52% of the total Optex Systems, Inc. revenue base. Applied Optical Coatings has experienced margin losses in the current year related to the start-up of a new optical assembly product line, due to delivery delays of two key material suppliers. These delays have contributed to excess labor costs on the product line as we are unable to adjust our manpower to effectively offset the reduced production volume on a short term basis. We expect the supplier issues to be resolved in the next quarter.

During the nine months ending June 28, 2015 the adjusted gross margin increased by $37 thousand and the gross margin, as a percentage of revenue, decreased by (0.8%) pts. as compared to the prior year period. The primary reason for the increase in gross margin in the current year is attributable to increased revenues over the prior year level. The margins, as a percentage of revenue, are slightly lower due to the reduced margins on Applied Optical Coatings associated with the delayed start up on the optical assembly product line. The reduced AOC margins are partially offset by a reduction in the manufacturing fixed cost base for the Optex Systems Holdings Garland facility for indirect labor and labor related expenses resulting from salary reductions and implementation of the Shared Work Plan through the Texas Workforce Commission (TWC) which became effective in July 2014.

The backlog total as of June 28, 2015 was $11.9 million as compared to a backlog of $9.9 million as of June 29, 2014, representing an increase of $2.0 million or 20.2%.  The following table depicts the current expected delivery by period of all contracts awarded as of June 28, 2015 in millions of dollars:

Product Line	Q4 2015	2016	2017	Total
Periscopes	$1.9	$1.8	$-	$3.7
Sighting Systems	1.1	2.9	1.1	5.1
Applied Optic Coatings	1.8	0.9	-	2.8
Other	0.2	0.1	0.1	0.3
Total	$5.0	$5.7	$1.2	$11.9

Our backlog has increased by $2.0 million during the nine months ending June 28, 2015 primarily as a result of the acquisition of the Applied Optical Coatings Product Line on November 3, 2014 which added $2.1 million of existing backlog as of the acquisition date. During the three and nine months ending June 28, 2015, Optex Systems Holdings received $3.2 million and $8.9 million in new orders, respectively. New orders booked to backlog during the first nine months of fiscal year 2015 consist of $3.9 million of Applied Optical Coatings products, $4.7 million in plastic periscopes, and $0.3 million in other spare orders.

In June 2015, the Applied Optics Center (AOC) Division was awarded the base contract for 11,200 ACOG Laser Filter Units for the US government valued at $1.3 million. The base contract award also provides for an option quantity, up to an additional 11,200 units, for a total potential contract value of $2.6 million. On July 10, 2015 subsequent to the period ended June 28, 2015, AOC received their first task delivery order against the contract for the first full $1.3 million quantity. Delivery of the production units is scheduled for May 2016 through August 2016 at approximately $0.3M per month.

Backlog for the periscope product line has increased 131% or $2.1 million from our ending 2014 fiscal year level of $1.6 million. Despite ongoing uncertainty surrounding the US defense budget spending, which is slated return to sequestration level spending caps in fiscal year 2016, Optex Systems, Inc. has experienced an increase in US government demand during the last quarter for laser protected periscopes in support of ongoing maintenance of US combat vehicles. In addition, our expansion initiative into new foreign markets is well positioned as we enter fiscal year 2016 based on initial orders received in support of Saudi Arabia’s Light Armored Vehicle. Optex Systems, Inc. has been engaged by two prime contractors in support of this vehicle.  Additionally, Optex Systems, Inc. continues to push vehicle upgrades in South America through the US Department of State Foreign Military Sales (FMS) program managed by the US DoD.  We have been informed by the FMS administration to anticipate an award in late 2015 in support of the Brazilian M113 Periscope Upgrade programs.  Finally, Optex has received required export licenses to send test units to the Israeli Ministry of Defense in support of ongoing programs for upgrades and new production in their Armored Personnel Carriers, respectively the M113 and Namer programs. We anticipate our acquisition of the Applied Optics Center, combined with our expanded footprint into foreign vehicle platforms has positioned Optex Systems Inc. to effectively compete for the domestic market and foreign defense market share as the best value supplier for laser protected periscopes.

Three Months Ended June 28, 2015 Compared to the Three Months Ended June 29, 2014

Revenues. In the three months ended June 28, 2015, revenues increased by $0.5 million or 24.4% from the respective prior period in 2014 as set forth in the table below (dollar amounts in thousands):

	Three months ended
	(Thousands)
Product Line	June 28, 2015	June 29, 2014	Variance	% Change
Periscopes	$687	$1,083	$(396)	(36.6)
Sighting Systems	150	359	(209)	(58.2)
Applied Optics Coatings	1,204	-	1,204	100.0-
Other	271	416	(145)	(34.9)
Total	$2,312	$1,858	$454	24.4

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, and continued uncertainty related to defense sequestration caps in the upcoming year, we continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reductions US defense spending from prior year levels, we do not anticipate being able to fully offset the reduced spending with alternative business in the current fiscal year.

Revenues decreased by ($0.4) million or (36.6%) on our periscope line during the three months ended June 28, 2015 as compared to the three months ended June 29, 2014. During the period, Optex Systems, Inc. experienced lower revenue across all periscope types due to completion of several orders during fiscal year 2014 combined with reduced spending by the U.S. Government significantly below historical levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed factory costs across the smaller volume base and has in turn increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. Based on new orders received during the last fiscal quarter, we expect periscope deliveries in the next three months to increase.

Sighting systems revenues for the three months ending June 28, 2015 decreased by ($0.2) million or (58.2%) from revenues in the prior year period. Optex Systems, Inc. experienced some delays in production units during the third quarter related to software changes on our M36 DDAN sighting systems. We anticipate the issue to resolve by the end of the fourth quarter and deliveries on these systems to increase as these units are in a near completion state, pending resolution of the software changes in the near term.

Applied Optical Coatings revenue contributed $1.2 million of new revenues in the three months ending June 28, 2015. Due to supplier delays on the new optical assembly product line which were encountered through the third quarter, the Applied Optical Coatings revenue has been lower than expected during the quarter. We anticipate supplier issues to be resolved in the next quarter and are poised increase deliveries for the AOC product line.

Revenue on other product lines decreased by ($0.1) million or (34.9%) compared to revenues in the prior year period due to spare shipments of periscope cable assemblies in the prior year quarter. We continue to bid on smaller miscellaneous spare orders on an ongoing basis.

Cost of Goods Sold. During the three months ended June 28, 2015 and June 29, 2014, we recorded cost of goods sold of $2.6 million and $1.6 million, respectively. The gross margin (loss) during the three months ended June 28, 2015 was ($0.26) million or (11.3%) on revenues as compared to a gross margin of $0.24 million or 12.6% on revenues for the three months ended June 29, 2014. The increase in cost of sales of $1.0 million is primarily attributable to costs associated with the increased revenue of $0.4 over the prior year period, combined with a $0.7 million increase in plant operating costs and $0.15 million increase in amortized intangible assets associated with the acquisition of the Applied Optics Center in November 2014. Additionally, Optex Systems, Inc. realized approximately $0.2 million in increased costs related to cumulative unabsorbed overhead and increases in the projected manufacturing overhead rates experienced with the revenue decline. As the factory labor and overhead costs are relatively fixed at low production rates, idle and excess capacity associated with significant declines in periscope and applied optical coating revenues cannot be recovered on future deliveries.

G&A Expenses. During the three months ended June 28, 2015, we recorded operating expenses of $0.74 million as opposed to $0.65 million, during the three months ended June 29, 2014, an increase of $0.09 million or 13.8%. The primary contributor to the increase G&A expense relates to the acquisition of the Applied Optics line as of November 3, 2014. The AOC acquisition contributed $0.18 million to the increased general and administrative costs over the prior year period, offset by decreases in Optex Systems spending of ($0.09) primarily associated with reductions in research and development and legal expenses from the prior year period.

Operating Income (Loss). During the three months ended June 28, 2015, we recorded an operating loss of ($1.0) million, as compared to an operating loss of ($0.41) million during the three months ended June 29, 2014.

Net Income (Loss) applicable to common shareholders. During the three months ended June 28, 2015, we recorded a net loss applicable to common shareholders of ($1.0) million as compared to net loss applicable to common shareholders of ($0.4) million during the three months ended June 29, 2014.

Nine Months Ended June 28, 2015 Compared to the Nine Months Ended June 29, 2014

Revenues. In the nine months ended June 28, 2015, revenues increased by $0.4 million or 5.7% from the respective prior period in 2014 as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	June 28, 2015	June 29, 2014	Variance	% Change
Periscopes	$2,585	$5,065	$(2,480)	(49.0)
Sighting Systems	1,598	1,142	456	39.9
Applied Optics Coatings	3,028	-	3,028	100.0
Other	603	1,188	(585)	(49.2)
Total	$7,814	$7,395	$419	5.7

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, and continued uncertainty related to defense sequestration caps in the upcoming year, we continue to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Given the sizable reductions US defense spending from prior year levels, we do not anticipate being able to fully offset the reduced spending with alternative business in the current fiscal year.

Revenues decreased by ($2.5) million or (49.0%) on our periscope line during the nine months ended June 28, 2015 as compared to the nine months ended June 29, 2014. During the period, Optex Systems, Inc. experienced lower revenue across all periscope types due to completion of several orders during fiscal year 2014 combined with reduced spending by the U.S. Government significantly below historical levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed factory costs across the smaller volume base and has in turn increased our pricing rates.  This in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. Based on new orders received during the last fiscal quarter, we expect periscope deliveries to increase in the near term.

Sighting systems revenues for the nine months ending June 28, 2015 increased $0.5 million or 39.9% from revenues in the prior year period as we continue to deliver against the M36 DDAN program. Optex Systems, Inc. experienced some delays in production units during the third quarter related to software changes on our M36 DDAN sighting systems. We anticipate the issue to resolve by the end of the fourth quarter and deliveries on these systems to increase as these units are in a near completion state, pending resolution of the software changes in the near term. In addition, we continue to ship small sighting systems orders pursuant to other contracts to both federal government and non-U.S. government customers and continue to pursue business on several substantial programs for commander weapon sighting systems and M36 thermal sighting units.

Applied Optical Coatings revenue contributed $3.0 million of new revenues in the eight months since the acquisition on November 3, 2014. Due to supplier delays on the new optical assembly product line which were encountered through the third quarter, the Applied Optical Coatings revenue has been lower than expected during the quarter. We anticipate supplier issues to be resolved in the next quarter and are poised increase deliveries for the AOC product line.

Revenue on other product lines decreased by ($0.6) million or (49.2%) compared to revenues in the prior year period due to completion of DCM sight assembly and display eye piece assembly orders in 2014 ($0.3 million) and spare orders for collimator and periscope cable assemblies ($0.3 million) shipped in the prior year. We continue to bid on smaller miscellaneous spare orders on an ongoing basis.

Cost of Goods Sold. During the nine months ended June 28, 2015 and June 29, 2014, we recorded cost of goods sold of $7.7 million and $6.2 million, respectively. The gross margin during the nine months ended June 28, 2015 was $0.1 million or 1.3% of revenues as compared to a gross margin of $1.2 million or 16.2% for the nine months ended June 29, 2014. The increase in cost of sales of $1.5 million, and decline in gross margin percentage of (14.9%) pts. is primarily attributable to costs associated with the increased revenue of $0.4 over the prior year period, combined with a $1.7 million increase in plant operating costs and $0.3 million increase in amortized intangible assets associated with the acquisition of the Applied Optics Center in November 2014. As the factory labor and overhead costs are relatively fixed at low production rates, idle and excess capacity associated with significant declines in periscope and applied optical coating revenues cannot be recovered on future deliveries.

G&A Expenses. During the nine months ended June 28, 2015, we recorded operating expenses of $2.2 million as opposed to $1.9 million, during the nine months ended June 29, 2014, an increase of $0.3 million or 15.8%. The primary contributor to the increased G&A expense relates to the acquisition of the Applied Optics Center product line as of November 3, 2014. AOC contributed $0.6 million to the increased general and administrative costs over the prior year period. The increased general and administrative costs as a result of the AOC acquisition was partially offset by decreased spending in the Optex Systems base general and administrative costs for reduced salaries, research and development and legal fees of ($0.3) million during the nine months ending June 28, 2015 as compared to the prior year period.

Operating Income (Loss). During the nine months ended June 28, 2015, we recorded an operating loss of ($2.1) million, as compared to an operating loss of ($0.6) million during the nine months ended June 29, 2014. The ($1.5) million increase in operating loss in the current year period over the prior year period is primarily due to increased factory and general and administrative costs attributable to the AOC acquisition combined with economy of scale gross margin losses on due to reductions in the Optex Systems base business volume during the period.

Net Income (Loss) applicable to common shareholders. During the nine months ended June 28, 2015, we recorded a net loss applicable to common shareholders of ($6.6) million as compared to net loss applicable to common shareholders of ($0.6) million during the nine months ended June 29, 2014. The increased loss of ($6.0) million is primarily attributable to an increased operating loss of ($1.5) million, increased interest expense of ($0.2) million combined with a gain on asset purchase of the AOC product line of $2.1 million, and reductions in retained earnings of ($6.4) million related to premiums on preferred stock issued. The convertible debt, issued in November 2014, was exchanged for convertible preferred Series B stock in the on June 28, 2015. The shares are immediately convertible at the option of the holder into common stock and were issued at a per share common conversion price below the current market at issue date. The resulting “in the money” conversion option resulted in an immediate beneficial conversion feature and the intrinsic value of the option of ($4.9) million was booked to retained earnings as dividends during the period. In addition, our Series A preferred stock was subject to a downward adjustable conversion price reset based on the conversion price of the Series B preferred share issues. This conversion price reset created an additional beneficial conversion feature for previously issued an outstanding Series A shares. A majority shareholder has issued a waiver on conversion of the shares until a future event, thus the intrinsic value of the option for Series A shares which were not subject to the waiver was ($1.5) million and has been booked as a dividend adjustment to retained earnings during the period. The preferred Series A shares that were included in the waiver of conversion are subject to a future retained earnings adjustment for dividend recognition related to the beneficial conversion feature that will be recognized based on the market price at the earliest date in which the waiver is lifted and the covered shares become convertible by the holder. We estimate this amount will be approximately $10.4 million based on the market price as of June 28, 2015.

Liquidity and Capital Resources

As of June 28, 2015, Optex Systems Holdings had working capital of $5.4 million, as compared to $6.5 million as of September 28, 2014. During the nine-months ended June 28, 2015, the Company experienced a net loss of ($202) thousand and a 5.7% or $0.4 million increase in revenues, to $7.8 million from $7.4 million, as compared to the nine-months ended June 29, 2014.  The Applied Optics Center, which Optex Systems Holdings acquired on November 3, 2014, contributed 39.8%, or $3 million toward the current fiscal year revenue, which offset an otherwise (35.3)%, or ($2.6) million decrease in the Optex Systems Holdings base revenue excluding the acquisition. The increased general and administrative costs associated with the Applied Optics Center product line through June 28, 2015 was $0.6 million. U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Backlog has increased by $2.0 million over prior year backlog, of which, $2.8 million of the increased backlog is directly attributable to the Applied Optic Center product line. Given the reduced backlog and revenue of traditional Optex Systems products from prior year levels, the Company does not anticipate being able to fully offset the reduced government spending with alternative business in the current fiscal year.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At June 28, 2015, the Company had approximately $0.9 million in cash and an outstanding payable balance of $0.6 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, which fluctuates based on our open accounts receivable balance. The Company expects to continue to incur net losses into the first half of fiscal year 2016.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 28, 2014 through June 28, 2015

Cash: As of June 28, 2015, we had of $0.9 million as compared to $1.7 million as of the period ended September 28, 2014.

Net Cash Used by Operating Activities. Net cash used by operating activities during the period from September 28, 2014 to June 28, 2015 totaled ($0.8) million. The primary uses of cash during the period were driven by increased inventory associated with the Applied Optics center acquisition of ($0.9) million.

Net Cash Used in Investing Activities. In the three months ended June 28, 2015, cash used by investing activities was ($2.1) million and primarily consisted of purchased property and equipment related to the Applied Optics Center acquisition in November, 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.0 million during the nine months ended June 28, 2015 due to net proceeds of $1.5 million for investments received by Optex Systems Holdings Inc., in support of issuing a series of convertible notes and borrowing of $0.6 million against the revolving credit facility. As of June 28, 2015, the outstanding line of credit balance was $0.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 28, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 28, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 28, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(4)
4.1	Series B Preferred Stock Designation(3)
10.1	Purchase Agreement dated November 3, 2014(1)
10.2	Assignment of Lease dated October 30, 2014(1)
10.3	Form of Subscription Agreement(2)
10.4	Form of Convertible Note(2)
10.5	Form of Registration Rights Agreement(2)
10.6	Form of Make Whole Agreement(2)
10.7	Supply Agreement dated May 26, 2015, between Optex Systems Holdings, Inc. and Nightforce Optics, Inc.(5)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014.

(2)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014.

(3)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015.

(4)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1, dated July 23, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2015	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2015	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

