Form 10-K
period 2015-09-27
Optex Systems Holdings Inc
filed 2015-12-15
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 170,914 (post-split effective October 7, 2015) shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTC Markets on March 30, 2015 was $5,127,418.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 15, 2015
Common Stock	429,898

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

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, Optex Systems Holdings, Inc. (“Optex Systems Holdings”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

ii

PART I

Item 1  Description of Business

Background

Prior History — Sustut Exploration, Inc.

Sustut Exploration, Inc. was a Delaware corporation formed on April 11, 2006 to search for available mining properties in North Central British Columbia. It entered into an option agreement in 2006 to purchase a mineral claim, and the option expired in May 2008 without any payment being made. Thus, as of May 2008, Sustut had no operating business.

As a result of the reorganization on March 30, 2009, which is described below, Optex Systems Holdings changed its name from Sustut Exploration Inc. to Optex Systems Holdings, Inc.

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc., a private Delaware corporation (“Optex Systems, Inc. (Delaware)”), exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of us as follows (all on a pre-split basis due to the historical context): (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of us common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 (presplit) shares of us common stock. Optex Systems, Inc. (Delaware) has remained our wholly-owned subsidiary. As a result of the reorganization, Sileas Corporation beneficially owns approximately 68.4% of our issued and outstanding common stock and Alpha Capital Anstalt owns approximately 12.1% of our issued and outstanding common stock.

Optex Systems, Inc. manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of today’s revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc.

Recent Events

Approval of Reverse Stock Split

On August 31, 2015, our board of directors and the shareholders holding a majority of our issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation to effect a reverse stock split which would combine the outstanding shares of our common stock into a lesser number of outstanding shares with our board of directors having been given the sole discretion to effect the amendment and reverse stock split at any time prior to March 31, 2016, and to fix the specific ratio for the combination, provided that the ratio would be not less than 1-for-400 and not more than 1-for-1000. A 1-for-1000 reverse stock split was effected on October 7, 2015.

Election of New Board Members and Committees

On May 27, 2015, our board of directors and shareholders elected the following four individuals as directors to serve until their successors are elected and duly qualify: Kerry Craven, David Kittay, Owen Naccarato and Charles Trego, all of whom meet the standards for independent directors as applicable for the NASDAQ Capital Market.

On July 14, 2015, our board of directors confirmed the appointment of the following independent directors to serve on the following committees of our board of directors:

Audit Committee: Charles Trego (Chair), Kerry Craven and David Kittay

Compensation Committee: Owen Naccarato (Chair), David Kittay and Kerry Craven

Nominating Committee: David Kittay (Chair), Kerry Craven, Owen Naccarato and Charles Trego.

The board also acknowledged the charters for each committee which are approved.

Applied Optics Center Contracts

On May 26, 2015, and effective as of May 21, 2015, we entered into a supply agreement with Nightforce Optics, Inc. for supply by us to Nightforce of certain critical optical assemblies through our Applied Optics Center segment. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3,000,000 in 2015 and $3,900,000 in 2016. The initial term of the agreement is two years, and can be extended by Nightforce for an additional year. We are the primary supplier of the covered products to Nightforce as we agree to work exclusively with Nightforce on its markets of interest in commercial sporting optics and select military optics; however, our existing business arrangements with certain Department of Defense manufacturers are not subject to this exclusivity covenant.

On June 8, 2015, we announced that we have been awarded a purchase order from a customer for 11,200 ACOG Laser Filter units valued at $1.3 million at our Applied Optics Center. This award also includes an option quantity up to an additional 11,200 units for up to an additional $1.3 million.

Purchase of the Applied Optics Center

On November 3, 2014, we entered into a Purchase Agreement with L-3 Communications, Inc. pursuant to which we purchased the assets comprising L-3’s Applied Optics Center Products Line, which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The purchased assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the purchased assets.

The purchase price for the acquisition was $1,013,053, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $271,000. The source of funds for the acquisition consisted of an advance of $800,000 from the November 2014 sale of our convertible notes to certain accredited investors in a transaction exempt from registration under Section 4(2) of the Securities Act, with the balance of the funds derived directly from working capital.

In conjunction with the acquisition of the assets comprising L-3’s Applied Optics Center Product Line, Optex Systems, Inc. assumed the obligations of L-3 pursuant to this certain Assignment to Lease and Consent of Landlord Agreement dated as of October 30, 2014, between L-3, as tenant, Optex Systems Inc., as assignee, and CABOT II TX1W04, LP, as landlord, with respect to those certain Leases dated as of August 27, 1996 covering Premises located at 9839 and 9827 Chartwell Drive, respectively, Dallas, Texas, as amended by First Amendments dated May 14, 2001, Second Amendments dated January 9, 2004, Third Amendments dated February 21, 2005 and the Fourth Amendment dated March 13, 2009. The leased premises under the lease consist of approximately 56,633 square feet of space at the premises. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal option has a five year term.

Issuance of Convertible Notes and Conversion to Series B Preferred Stock

On November 17, 2014, we entered into a Subscription Agreement with certain accredited investors pursuant to which we sold to them $1.55 million principal amount convertible promissory notes in a private placement. On March 26, 2015, we filed a Certificate of Designation with respect to our Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 authorized shares of Series B preferred stock issuable thereunder. The amendment was approved by our Board of Directors under Article FOURTH of our Certificate of Incorporation. The stated value of each share of Series B preferred stock is $1,629.16, and each share of Series B preferred stock is convertible into shares of our common stock at a conversion price of $2.50. Holders of the Series B preferred stock receive preferential rights in the event of liquidation to other classes of preferred and common stock other than our Series A preferred stock. Additionally, the holders of the Series B preferred stock are entitled to vote together with the common stock and the Series A preferred stock on an “as-converted” basis.

On March 29, 2015, the holders of $1,560,000 in principal amount of convertible promissory notes issued in November 2014 converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of our Series B preferred stock.

Appointment of Chief Financial Officer, Resignation and Appointment of Chairman and Director

Effective November 19, 2014, Karen Hawkins, the Vice President of Finance and Controller, was appointed as our Chief Financial Officer.

Also effective November 19, 2014, Merrick Okamoto resigned as our Chairman of the Board and as a Director. In recognition of his service, all of his unvested stock options were deemed to vest immediately, and the termination date of all of his stock options was extended to December 31, 2018.

Also effective November 19, 2014, Peter Benz was appointed as a Director to our Board of Directors and was also elected as our Chairman of the Board of Directors.

New Product Development

During the first six months of 2015, we released a new digital spotting scope called Red Tail (patent pending). This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications. The device is designed to deliver high definition images with military grade resolution, but at commercial “off the shelf” pricing. Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet. Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either iOS or Android devices. We demonstrated this device in April 2015 at the Border Security Expo in Phoenix, Arizona and received positive feedback from U.S. border agents, police officers, and other Expo attendees.

On November 10, 2015, we entered into a retail sales relationship with Cabela's Inc., to distribute our Red Tail Digital Spotting Scope as well as our new Stabilized Monocular. We are presently in negotiations to make these devices available via General Services Administration schedules for government personnel.

Products

Our products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley, and Stryker families of fighting vehicles, as well as light armored and armored security vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. We deliver our products both directly to the federal government and to prime contractors.

We deliver high volume products, under multi-year contracts, to large defense contractors and government customers. Increased emphasis in the past two years has been on new opportunities to promote and deliver our products in foreign military sales, where U.S.-manufactured, combat and wheeled vehicles, are supplied (and upgraded) in cooperation with the U.S. Department of Defense. We have a reputation for quality and credibility with our customers as a strategic supplier. We also anticipate the opportunity to integrate some of our night vision and optical sights products into commercial applications.

Specific product categories include:

•	Electronic sighting systems

•	Mechanical sighting systems

•	Laser protected plastic and glass periscopes

•	Non-laser protected plastic and glass periscopes

•	Howitzer sighting systems

•	M36 Thermal Day/Night Periscopes

•	M17 Day/Thermal Periscopes

•	Ship binoculars

•	Replacement optics (e.g. filters, mirrors)

•	Optical assemblies and laser filters

Product Line	Product Category

Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	ACOG Laser filter, Laser Filter Interface, Optical Assemblies

Location and Facility

We are headquartered in Richardson, TX and lease approximately 93,733 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 11, 2015, we had 92 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of December 11, 2015, the Richardson facility operates with 58 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. As of December 11, 2015, the Applied Optics Center operates with 34 full time equivalent employees in a single shift operation.

Contracts

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 11, 2015, approximately 25% of our material requirements are single-sourced across 7 suppliers representing approximately 14% of our active supplier orders. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply with, various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material regulations affecting our U.S. government business are summarized in the table below.

Regulation	Summary

Federal Acquisition Regulation	The principal set of rules in the Federal Acquisition Regulation System. This system consists of sets of regulations issued by agencies of the federal government of the United States to govern what is called the “acquisition process,” which is the process through which the government acquires goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. This system regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that those activities involve government solicitations and contracts by reference.

International Traffic in Arms Regulations	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $750,000. It requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete.

We are responsible for full compliance with the Federal Acquisition Regulation. Upon award, the contract may identify certain regulations that we need to meet. For example, a contract may allow progress billing pursuant to specific Federal Acquisition Regulation clauses incorporated into the contract. Other contracts may call for specific first article acceptance and testing requirements. The Federal Acquisition Regulation will identify the specific regulations that we must follow based on the type of contract awarded. The Federal Acquisition Regulation also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees and, among other things and impose accounting rules that define allowable and unallowable costs governing our right to reimbursement under certain contracts.

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

We are also subject to laws, regulations and executive orders restricting the use and dissemination of information deemed classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation. In order to import or export items listed on the U.S. Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office. The registration is valid for one year, and the registration fees are established based on the number of license applications submitted the previous year. We currently have an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately. License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user. The approval process for the license can vary from several weeks to six months or more. The licenses we currently use are the DSP-5 (permanent export), DSP-6 (license revisions) and DSP-73 (temporary export).

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of December 11, 2015).

DSP – 5 licenses	Issue Date	Expiration Date (48 months of issue)
50343382	12/21/2011	12/21/2015
50343483	12/28/2011	12/28/2015
50355614	2/1/2012	2/1/2016
50355650	1/31/2012	1/31/2016
50346638	2/13/2012	2/13/2016
50362079	2/29/2012	2/29/2016
50362307	3/19/2012	3/19/2016
50362221	3/19/2012	3/19/2016
50360195	3/23/2012	3/23/2016
(TA-0018-12B) 50374118	4/18/2012	4/18/2016
50381011	5/24/2012	5/24/2016
50382421	5/31/2012	5/31/2016

DSP – 5 licenses	Issue Date	Expiration Date (48 months of issue)
50386018	7/12/2012	7/12/2016
50397890	8/8/2012	8/8/2016
50398181	8/10/2012	8/10/2016
50398178	8/10/2012	8/10/2016
50402338	8/29/2012	8/29/2016
50403055	9/6/2012	9/6/2016
50399603	9/18/2012	9/18/2016
50401835	9/12/2012	9/12/2016
50430589	1/25/2013	1/23/2017
50435218	3/7/2013	3/6/2017
50435219	3/7/2013	3/6/2017
50439431	3/7/2013	11/5/2017
50455029	6/10/2013	6/9/2017
50459204	6/28/2013	6/27/2017
50468553	7/29/2013	7/29/2017
50468550	8/30/2013	8/29/2017
50470855	9/9/2013	9/9/2017
50486913	11/20/2013	11/20/2017
50486760	12/5/2013	12/5/2017
50486727	12/6/2013	12/6/2017
50490381	12/11/2013	12/11/2017
50490628	1/3/2014	1/3/2018
50490371	1/14/2014	1/14/2018
50497324	2/1/2014	2/1/2018
50497307	2/12/2014	2/12/2018
50497324	2/20/2014	2/20/2018
50497162	2/20/2014	2/20/2018
50501481	2/26/2014	2/26/2018
50504795	3/27/2014	3/27/2018
50511388	4/21/2014	4/21/2018
50510061	5/19/2014	5/19/2018
50521562	6/27/2014	6/27/2018
50521680	7/7/2014	7/7/2018
50521706	7/15/2014	7/15/2018
50521673	7/15/2014	7/15/2018
50521555	7/17/2014	7/17/2018
50530555	9/22/2014	9/22/2018
50537697	10/30/2014	10/30/2018
50539610	11/14/2014	11/14/2018
50486913	11/20/2014	11/20/2018
50537673	11/25/2014	11/25/2018
50546222	1/9/2015	1/9/2019
50549789	2/18/2015	2/18/2019
50549846	2/23/2015	2/23/2019
50549534	2/25/2015	2/25/2019
50549933	2/27/2015	2/27/2019
50549843	3/23/2015	3/23/2019
50553876	3/27/2015	3/27/2019
50553879	3/23/2015	3/23/2019
50560846	5/21/2015	5/21/2019
50560953	5/29/2015	5/29/2019
50560953	5/29/2015	5/29/2019
50561878	6/05/2015	6/05/2019
50562319	6/12/2015	6/12/2019
50568890	8/7/2015	8/7/2019
50565738	7/9/2015	7/9/2019

DSP – 5 licenses	Issue Date	Expiration Date (48 months of issue)
50570373	8/21/2015	8/21/2019
50574185	9/25/2015	9/25/2019
50573342	10/7/2015	10/7/2019

DSP – 73 Licenses	Date Issued	Expiration Date (48 months of issue)
730038566	6/26/2012	6/26/2016
730038918	8/13/2012	8/13/2016

Licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the International Traffic in Arms Regulations requirements. If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Our contracts may also be governed by the Truth in Negotiation Act requirements where certain of our contracts or proposals exceed the $750,000 threshold and/or are deemed as sole source, or non-competitive awards, covered under this act. For these contracts, we must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation. Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, we could be subjected to a defective pricing claim adjustment with accrued interest. Currently, we do not have any pending defective pricing claim adjustments. Additionally, as a result of this requirement, contract price negotiations may span from two to six months and can result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments. Currently, we do not have any undefinitized contracts subject to further price negotiation.

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

The terms of our material contracts are as follows (updated as of December 11, 2015):

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Order Period Expiration	Remaining Value(3) (millions)	Delivery Period

GDLS – Canada(4) DDAN Sighting Systems	Subcontract PO 35334144	FFPQ	$8.7	N/A	$2.4	Mid 2012 – Dec 2016

GDLS – Canada(5) DDAN Sighting Systems	Subcontract PO 35419634	FFPQ	$1.0	N/A	$1.0	Apr 2016 – Jun 2016

USACC – Warren(6) ACOG Laser Filters (AOC)	Prime Contract W56HZV-15-C-0139	FFPQ PP	$1.3	July 7, 2016	$1.3	Dec 2015-Aug 2016

USACC – Warren(7) Plastic Periscopes	Prime Contract W56HZV-15-C-0071	FFPQ PP	$1.4	June 11, 2015	$0.3	Jun 2015-Dec 2016

Nightforce Optics Inc (8) Optical Assemblies (AOC)	15452	FFPQ	$1.1	N/A	$0.7	May 2015-Feb 2016

(1)	FFPQ – Firm fixed price and quantity. Payment terms on shipments are net 30-45 days. PP – Progress Billable.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to us. The total award value represents already awarded delivery order contracts. Based on our historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of September 28, 2014. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been our experience that these clauses are rarely invoked.
(4)	Contract was awarded on October 24, 2011 but effective November 3, 2011 as the date on which approved for disclosure by contractor. This contract provided for milestone billing, in part, which have already been completed as of September 27, 2015. Total award value includes all statement of work change orders through September 28, 2015.
(5)	New contract award quantity added on December 3, 2013 as a follow on quantity to the original PO 35334144.
(6)	New prime U.S. government contract award on July 8, 2015. The awarded contract includes a 100%, 1 year option quantity, up to an additional $1.3 million from the base award.
(7)	New prime U.S. government contract award on April 29, 2015. The contract included a 100% option quantity which was exercised on June 11, 2015.
(8)	New purchase order award on February 4, 2015, which includes multiple optical assemblies.

Market Opportunity — U.S. Military

The impact on us of U.S. congressionally mandated defense spending reductions is reflected in the lower annual sales and based on the most recent U.S. Budget projections. The projected spending will approximate or decline slightly from the current reduced spending levels through fiscal year 2020. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2004 through 2014 and forecasted spending through 2020. It is difficult to directly tie this spending to any specific military vehicles; however, we serve the U.S. armed forces, active duty and reserves, plus various state national guards. The purpose of including this chart is to provide the reader with actual trend data showing U.S. military defense and procurement spending from 2004 through 2014. The total military spending increased from $436.4 billion in 2004 and peaked at $678.1 billion in 2011 representing a total increase in military spending of 55.4% during that period. As of fiscal year 2015 the total projected military spending is projected to decline by 16.3% from the peak 2011 level. However, the military procurement budget in the below chart depicts a more significant decline through 2015 of 20.5% to $106.2 billion from its peak level of $133.6 billion in 2010. The U.S. government spending reductions have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Source: Government Printing Office, U.S. Budget Historical Tables, FY 2015, Table 3.2 Outlays by function and subfunction, 1962-2020

The following factors are important to the U.S. military:

•	Product reliability — failure can cost lives

•	Speed to delivery and adherence to delivery schedule

•	System life cycle extension

•	Low cost/best value

•	Visual aids for successful execution of mission objectives

•	Mission critical products specifically related to soldier safety.

We focus on delivering products that satisfy these factors and believes it is well positioned to continue to service U.S. and foreign military needs.

Market Opportunity — Foreign Military

Despite the downturn in U.S. military spending, foreign military funding for products built in the United States for selected foreign militaries has held to peak funding levels. Thus, we have increased efforts to promote our proven military products, as well as newly improved product solutions directly to foreign military representatives. In 2014, we completed the first shipments of M17 Day/Thermal Periscope (NSN 6650-01-619-6545) to a country in South America. This direct sales transaction allows us to directly serve South American customers and affect influence into their future procurements. Additionally, shipment of the new M17 Day/Thermal Periscope validates our efforts to upgrade existing platforms with new technology. The M17 Day/Thermal Periscope is a cost effective upgrade to existing systems in that it provides both day and thermal views specifically designed for driving armored vehicles. It can be installed in vehicles which were originally designed without this technology and may be used as a backup to existing systems. We anticipate our efforts in South America will culminate in new orders for this technology in the near term. We are now bidding on several substantial government contracts to expand sales and production beyond the current production and backlog. For example, we are supporting General Dynamics Land Systems in their efforts related to the production of the Israeli Namer Armored Personnel Carrier (aka Merkava APC). We will continue to pursue international opportunities through direct sales (e.g., General Dynamics Land Systems — Canada) and through existing customers (e.g., General Dynamics Land Systems — Israeli Namer Project).

We are also exploring possibilities to adapt some of our products for commercial use in those markets that demonstrate potential for solid revenue growth, both domestically and internationally.

Market Opportunity — Commercial

Our products are currently sold to military and related government markets. We believe there may be opportunities to commercialize various products we presently manufacture to address other markets. Our initial focus will be directed in four product areas.

•	Big Eye Binoculars — While the military application we produce is based on mature military designs, we own all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land based outposts for private commercial security as well as border patrols and regional law enforcement.

•	Night Vision Sight — We have manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

•	Infrared Imaging Equipment — We manufacture and assemble infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product and has recently added a low-cost, uncooled, thin film, thermal imager through its partnership with selective suppliers. This combined equipment and technology has potential applications with the border patrol, police and governmental or commercial security agencies.

•	Thin Film Coatings — The acquisition of the Applied Optics Center (AOC) also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

Customer Base

We serve customers in four primary categories: as prime defense contractor (TACOM Life Cycle Command, DLA (Defense Logistics Agency) Warren, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, BAE, and NorcaTec) and also as a military supplier to foreign governments (Israel, Australia and NAMSA) and a commercial optical assembly supplier (Nightforce Optics, Cabela’s). During the twelve months ended September 27, 2015, we derived approximately 83.6% of our gross business revenue from four major customers: U.S. government agencies (32.0%), General Dynamics (26.4%), L-3 Communications (14.1%), Nightforce Optics, Inc. (11.1%). We have approximately 80 discrete contracts for items that are utilized in vehicles, product lines and spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

Marketing Plan

Potential Entrants — Low Risk to us. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and then submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases, the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers.

Historically, we competed with two other companies in different spaces. First, we previously competed with Miller-Holzwarth in the plastic periscope business. In July 2012, Miller-Holzwarth, Inc. ceased operations apparently as a result of an inability to meet its financial obligations combined with a decline in defense market conditions. Second, we currently compete with Seiler Instruments for fire control products. These contracts are higher value products, but lower quantities. Given the expense of development and qualification testing, the barrier to entry is high for new competitors. During the last four years, overall plastic periscope demand quantities have declined, while competition on the lower level periscope products has significantly increased as new contractors aggressively compete for market share amongst the existing customer base and quantities.

Buyers — Medium Risk to us. In most cases the buyers (usually government agencies or defense contractors) have two fairly strong suppliers. It is in their best interest to keep at least two, and therefore, in some cases, the contracts are split between suppliers. In the case of larger contracts, the customer can request an open book policy on costs and expects a reasonable margin to have been applied.

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the exact same product. The U.S. government has declared that the Abrams/Bradley base vehicles will be the ground vehicle of choice through 2040.

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

Suppliers — Low to Medium Risk to Optex Systems Holdings. The suppliers of standard processes (e.g., casting, machining and plating) need to be very competitive to gain and/or maintain contracts. Those suppliers of products that use top secret clearance processes are slightly better off; however, there continues to be multiple avenues of supply and therefore only moderate power.

Consistent with our marketing plan and business model, the AOC acquisition strengthened our overall position by decreasing the bargaining power of their suppliers through the backwards integration of a key supplier and created additional barriers of entry of potential competitors. Overall, the customer base and the competition have seen the acquisition as creating a stronger company.

The second model is a two by two matrix for products and customers.

Chile M17 Day/Thermal
	USACC Binoculars	Brazil M17 Day/Thermal
New Products	GDLS DDAN	Israel M17 Day/Thermal
	Commercial Optical Lens	Commercial: Optical Lens, Spotting
Scopes, Monocular Lens

USACC Periscopes, Back Up Sights,
Binoculars, Vision Blocks,
	ACOG Filter Units	Marines Sighting Systems
	GDLS Periscopes, Collimators	Commercial: Optical Lens, Spotting
Existing Products		Scopes, Monocular Lens
BAE Periscopes
L3- Laser Interface Filters
DLA Optical Elements

	Existing Customers	New Customers

This product/customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Product Line	Product Category

Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	ACOG Laser filter, Laser Filter Interface, Optical Assemblies

Operations Plan

Our operations plan can be broken down into three distinct areas: material management, manufacturing space planning and efficiencies associated with economies of scale.

Materials Management—

The largest portion of our costs is materials. We have completed the following activities in order to demonstrate continuous improvement:

-	Successful completion of annual surveillance audit for ISO 9001:2008 certificate, with no major nonconformance issues

-	Weekly cycle counts on inventory items

-	Weekly material review board meeting on non-moving piece parts

-	Kanban kitting on products with consistent ship weekly ship quantities

-	Daily cross functional floor meetings focused on delivery, yields and labor savings

-	Redesigned floor layout using tenant improvement funds

-	Daily review of yields and product velocity

-	Bill of material reviews prior to work order release

Future continuous improvement opportunities include installation and training of shop floor control module within the ERP system and organizational efficiencies of common procurement techniques among buyers.

Manufacturing Space Planning

We currently lease 93,733 square feet of manufacturing space (see “Location and Facility”), including the additional leased space in conjunction with our recent acquisition as described under “Recent Events”. Our current facilities are sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales basis. These cost reductions can then be either passed through directly to the bottom line or used for business investment.

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

Economies of Scale

Plant efficiencies fluctuate as a function of program longevity, complexity and overall production volume. Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume. As our volume increases, our support labor, material and scrap costs decline as a percentage of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs and they are spread across a higher volume base. On the contrary, as production volumes decline, our labor and material costs per unit of production generally increase. Additional factors that contribute to economies of scale relate to the longevity of the program. Long running, less complex programs (e.g., periscopes) do not experience as significant of an impact on labor costs as production volumes change, as the associated workforce is generally less skilled and can be ramped quickly as headcounts shift. Our more complex thin laser filter coatings, Howitzer and thermal day/night programs are more significantly impacted by volume changes as they require a more highly-skilled workforce and ramp time is longer as the training is more complex. We continually monitor customer demand over a rolling twelve month window and in order to anticipate any changes in necessary manpower and material which allows us to capitalize on any benefits associated with increased volume and minimize any negative impact associated with potential declines in product quantities.

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products. While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We possess two patents and have applied for another in the US and in foreign countries. While we are optimistic that our application will be approved, we cannot guarantee that this patent application will ever transpire into an awarded patent. The claims were based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space. Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed.

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

In May 2015, we announced the issuance to us of U.S. Patent No. 13,792,297 titled “ICWS Periscope”. This invention improves previously accepted levels of periscope performance that, in turn, improve soldier’s safety.

In December 2013, Optex Systems, Inc. was issued U.S. Patent No. 23,357,802 titled “Multiple Spectral Single Image Sighting System Using Single Objective Lens Set.” The technology platform, designed for our DDAN program, is applicable to all ground combat vehicles used by the US and foreign militaries. This invention presents a single image to both day and night sensors using precision optics, which in turn allows the user to individually observe day, night, or day and night simultaneously. In addition, it has proven to be especially useful in light transition points experienced at dusk and dawn. We are in production and currently delivering sighting systems with this advanced technology, a significant upgrade in the goal of supporting our customers as they modernize the worldwide inventory of aging armored vehicles. This technology is applicable to many sighting systems, and it has already been designed for implementation on the Light Armored Vehicles, the Armored Security Vehicle, the Amphibious Assault Vehicle, and the M60 Main Battle Tank. Digital Day and Night technology has advanced the capabilities of these installed weapon systems and is the first in a series of patents we have applied for to protect our Intellectual Property portfolio in support of the warfighters who use these systems.

In May 2012, we purchased a perpetual, non-exclusive license, with a single up front license fee of $200,000 to use Patent 7,880,792 “Optical and Infrared Periscope with Display Monitor” owned by Synergy International Optronics, LLC. We believe the purchase of the license agreement may allow us to extend and expand our market potential for the M113APC vehicle type which has the highest number of commonly used armored vehicles in the world. The current estimated active M113 APC worldwide inventory is over 80,000 units. This licensing of this patent allows us to develop additional products for this vehicle type, including the M17 Day/Thermal and M17 Day/Night periscopes. We are actively marketing the new periscopes internationally and completed our first international shipment utilizing this technology in March 2014. We continue to prototype these products and demonstrate them to potential customers.

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

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time, we consider our primary competitors for the Optex, Richardson site to be Seiler Instruments, Kent Periscopes and Synergy International Optronics, LLC. The Applied Optics Center thin film and laser coatings products compete primarily with Materion-Barr, Artemis and Alluxa.

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

Employees

We had 92 full time equivalent employees as of December 11, 2015. We also utilize small temporary work forces to handle peak loads as needed. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

Leases

We are headquartered in Richardson, TX and lease 93,733 combined square feet of facilities including Richardson, Texas and Dallas, Texas. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013 with a lease expiration of March 31, 2021. As of December 11, 2015, the Richardson facility operates with 58 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, the Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, and each renewal term is five years in duration. The sublease term is for November, 2014 through September, 2016. As of December 11, 2015, Applied Optics Center operates with 34 full time equivalent employees in a single shift operation.

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

Current economic conditions may continue to cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance. Our ability to raise funds, upon which we are fully dependent to continue to conduct and expand our operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and economic recession.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 27, 2015, we had a loss provision of $54 thousand accrued as a result of cost overruns on small contracts that will complete during fiscal year 2016.

Approximately 95% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date. Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts. Currently, none of our awarded contracts are subject to renegotiation.

We have sought to mitigate the adverse impact from the slower pace of U.S. military orders on our results of operations by seeking to obtain foreign military orders as well as new commercial business. We do not expect these markets to completely mitigate the negative impact of lower U.S. defense spending.

There is further uncertainty which arises from the sequestration in early 2013 which may continue to affect business opportunities at the federal government level.

Military spending has been negatively impacted by the Budget Control Act of 2011, which was passed in August 2011. The Budget Control Act mandated a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013.

On November 2, 2015 Congress passed the Bipartisan Budget Act of 2015 which sets federal spending through the 2016 and 2017 fiscal years, and eases strict caps on spending set forth in the 2011 sequestration. The plan will lift caps on the appropriated spending each year by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs with an additional $16 billion added each year in the form of inflated war spending, evenly split between the Defense and State departments. The agreed budget framework for the fiscal 2016 and 2017 budget years combined with the increased spending limits provides the needed stability for the defense agencies to plan the required programs over the next two years. On November 10, 2015, Congress passed the National Defense Authorization Act 2016, which is the comprehensive legislation to authorize the budget authority of the Department of Defense and the national security programs of the Department of Energy. The bill authorizes $607 billion in defense funding for fiscal year 2016, a 3.9% increase from the authorized funding of $584 billion in fiscal year 2015. We are unable to tie the budget increase to any specific military vehicle and as such, the impact of the funding increase to our company is unknown as of December 11, 2015.

If we fail to scale our operations appropriately in response to growth and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems and our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

We do not have employment agreements with our key personnel, other than our Chief Executive Officer, and our management has very minimal unencumbered equity ownership in us. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only one employment agreement, with our Chief Executive Officer which renews on an annual basis and currently expires on December 1, 2016, and we do not presently maintain “key man” insurance on any key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

Certain of our products are dependent on specialized sources of supply that are potentially subject to disruption which could have a material, adverse impact on our business.

We have selectively single-sourced some of our material components in order to mitigate excess procurement costs associated with significant tooling and startup costs. Furthermore, because of the nature of government contracts, we are often required to purchase selected items from U.S. government approved suppliers, which may further limit our ability to utilize multiple supply sources for these key components.

To the extent any of these single sourced or government approved suppliers may have disruptions in deliveries due to production, quality, or other issues, we may also experience related production delays or unfavorable cost increases associated with retooling and qualifying alternate suppliers. The impact of delays resulting from disruptions in supply for these items could negatively impact our revenue, our reputation with our customers, and our results of operations. In addition, significant price increases from single-source suppliers could have a negative impact on our profitability to the extent that we are unable to recover these cost increases on our fixed price contracts.

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price). ). As of November 19th, 2015, approximately 25% of our material requirements are single-sourced across 7 suppliers representing approximately 14% of our active supplier orders.  . Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or minimally increased costs. We do not believe these single sourced materials to pose any significant risk to us as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for us to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 11, 2015.

Product Line	Supplier	Supply Item	Risk	Purchase Orders
Sighting Systems M36 DDAN	Raytheon EO Innovations	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Sighting Systems M36 DDAN	Libra Industries	Digital camera system	Alternative source would take in excess of six months to qualify	New supplier is the designated replacement for Raytheon on M36 DDAN video system boards. One P.O. is currently in place to drive the transfer from Raytheon.

Periscopes	Harbor Castings	Steel castings	Alternative source would take six months to qualify	Firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center Optical Assemblies	Outback Manufacturing	Erector Tube	Item is source directed by our customer. Alternative source would take in excess of six months to qualify.	Firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center ACOG Laser Filter Unit	Armament Technology	Anti-Reflective Device	No alternative source, item is source directed by U.S. Govt.	Firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center ACOG Laser Filter Unit	Sunbelt Plastics Inc.	ACOG Cell	Requires specialized, high-cost, molding tool. Alternative source would take six months or more to qualify	Firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center Laser Interference Filter	Flambeau Inc., Phoenix	Molded Retainer and Container Wrench	Requires specialized, high-cost, molding tool. Alternative source would take six months or more to qualify	Firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

As a result of our November 2014 acquisition of the Applied Optics Center from L-3, we believe we have incurred the following additional risks, which may have a material adverse effect on our business results as we integrate the operations.

As a result of the purchase and integration of the Applied Optics Center from L-3 with our traditional business lines, the combined businesses are subject to some additional risks which were not formerly present.

•	AOC has a substantial fixed cost base that is inflexible in the short term to changes in market conditions. This is due to the highly skilled and specialized workforce with established benefits for severance and vacation accruals that may exceed 6 months. In the short term, we may not be able to generate sufficient business revenue to cover these costs, so there will likely be increased cash flow requirements that exceed our availability and would entail our raising additional funds to cover cash flow.

•	The manufacturing process entails use of coating equipment chambers which require utilization of high amounts of electrical power and are thus highly sensitive to changes in energy costs. Current energy rates are locked in through May 28, 2018 however, if energy costs or usage increase significantly, it would have a material impact on future financials if AOC were unable to successfully incorporate the increases into priced contracts. Further, significant interruptions or surges in the electrical power supply could result in equipment damage, repair expenses and machine down time.

•	Above and beyond the normal risks to retain skilled personnel, there may be an inability to retain the specialized work force of AOC as a result of the changed corporate climate and the difference in corporate values of L-3 and us. A failure to retain such personnel could result in a material adverse ability to produce the traditional AOC products or cause delays and additional costs as we would need to train new personnel.

Unexpected warranty and product liability claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for twelve to fifteen months subsequent to delivery. As of September 27, 2015, approximately 80% of our current contract deliveries were covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from three customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended September 27, 2015, we derived approximately 83% of our gross operating revenue from four customers: 32.0% from the U.S. Government (primarily USACC - Warren), 26.4% from General Dynamics Land Systems Divisions, 14.1% from L3 Communications, Inc. and 11.1% from Nightforce Optics Inc . Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by either General Dynamics Land System Divisions or USACC-Warren to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent 58.4% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 80 discrete contracts with General Dynamics Land System Division and the U.S. Government (primarily USACC-Warren), and other prime contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We only possess two patents and one patent license and rely primarily on trade secrets to protect our intellectual property.

We utilize several highly specialized and unique processes in the manufacture of our products, for which we rely solely on trade secrets to protect our innovations. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The non-disclosure agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach.

It is also possible that our trade secrets will otherwise become known or independently developed by our competitors, many of which have substantially greater resources than us, and these competitors may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although based upon our general knowledge (and we have not conducted patent searches), we believe that our products do not infringe on the patents or other proprietary rights of third parties; however, we cannot assure you that third parties will not assert infringement claims against us or that such claims will not be successful.

We have one outstanding patent application. While we are optimistic that our application will be approved, we cannot guarantee that this patent application will ever result in an actual patent being awarded. The application was based on technology which is believed to be unique; however, there are many companies and many patents already awarded in this space. Further, the time frame for the US Patent and Trademark Office to review the patent application and engage in negotiations cannot be guaranteed.

In the future, we may look to acquire other businesses in our industry and the acquisitions will require us to use substantial resources.

In the future, we may decide to pursue acquisitions of other businesses in our industry. In order to successfully acquire other businesses, we would be forced to spend significant resources for both acquisition and transactional costs, which could divert substantial resources in terms of both financial and personnel capital from our current operations. Additionally, we might assume liabilities of the acquired business, and the repayment of those liabilities could have a material adverse impact on our cash flow. Furthermore, when a new business is integrated into our ongoing business, it is possible that there would be a period of integration and adjustment required which could divert resources from ongoing business operations.

Conversion of our Series A and Series B preferred stock could cause substantial dilution to our existing common stock holders, and certain other rights of the preferred stock holders present other risks to our existing common stock holders.

As of December 11, 2015, we had 429,898 shares of our common stock issued and outstanding. The outstanding shares of Series A preferred stock are currently convertible into 2,748,228 shares of our common stock, and the outstanding shares of Series B preferred stock are currently convertible into 631,636 shares of our common stock, which represents 95.1% of our outstanding common stock assuming a conversion of the Series A and Series B preferred stock into shares of our common stock. This would greatly dilute the holdings of our existing common stockholders. In addition, prior to any conversion, the preferred shareholders vote on an as-converted-to-common stock, one-to-one basis with our common shareholders.

Furthermore, in the event of liquidation, the holders of our Series A preferred stock and Series B preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The total stated value of our preferred stock is $8,449,652, so the preferred shareholders would be entitled to receive the amount of the stated value before any distributions could be made to common shareholders. The liabilities on our balance sheet exceed the liquidation value of our assets; therefore, upon liquidation, there would be no assets remaining for distribution to common shareholders.

The preferred shareholders also have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity and/or indebtedness, other than trade indebtedness in the ordinary course. Therefore, the preferred shareholders can effectively prevent us from entering into a transaction which they feel is not in their best interests, even if the transaction might otherwise be in the best interests of us and our common shareholders.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

We provide indemnification to our directors and officers to the extent provided by Delaware law. The foregoing indemnification obligation could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Risks Related to Our Common Stock

We have issued a large number of shares of preferred stock, warrants and options, which if converted or exercised would substantially increase the number of common shares outstanding.

On December 11, 2015, we had 429,898 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $100,000, and cause us to issue up to an additional 1,000 shares of common stock, and (b) we have options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $901,900 and result in the issuance of an additional 55,358 shares of common stock, and (c) we have 1001 shares of Series A preferred stock and 969 shares of Series B preferred stock that, if fully converted, would result in the issuance of an additional 3,379,864 shares of common stock. Future sales of our common stock, warrants, options and Series A and Series B preferred stock may also adversely affect our stock price and our ability to raise funds in new offerings.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Historically, we have not paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We intend to retain our future earnings, if any, to fund operational and capital expenditure needs of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders in the foreseeable future.

Our stock price is speculative and there is a risk of litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	speculation in the press or investment community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other defense industry companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in management;

•	sales of common stock by directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the defense industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting our industry;

•	general market conditions;

•	domestic or international terrorism and other factors; and

•	the other factors described in this section.

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability.

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of our common stock, or the availability of a large number for sale, could materially adversely affect the per share market price of our common stock and could impair our ability to raise funds in addition offering of our debt or equity securities. In the event that we propose to register shares of common stock under the Securities Act for our own account, certain shareholders are entitled to include their shares in the registration, subject to limitations described in the agreements granting these rights.

We are applying for listing of our common stock and the warrants issued in this offering on the NASDAQ Capital Market. If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

We expect that our common stock and warrants will be eligible to be listed on the NASDAQ Capital Market. For our common stock and warrants to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market initial and continued listing requirements. If we were unable to meet these requirements, including meeting the minimum market value of our publicly held shares of $15,000,000, for which we shall need the to consummate a public offering of our common stock as set forth in our currently filed Registration Statement on Form S-1 (and for which there are no assurances we will be successful), our common stock and warrants could be delisted (or not be initially listed) from the NASDAQ Capital Market. If our common stock and warrants were to be delisted from the NASDAQ Capital Market, our common stock and warrants could continue to trade on the over-the-counter bulletin board following any delisting from the NASDAQ Capital Market. Any such delisting of our common stock and warrants could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and warrants, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Cautionary Note Regarding Forward-Looking Information

This annual report, in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing herein, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

When used in this Annual Report as well as in reports, statements, and information we have filed with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

Item 2  Properties

We are headquartered in Richardson, TX and lease 93,733 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 11, 2015, we had 92 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013 with a lease expiration of March 31, 2021. As of December 11, 2015, the Richardson facility operates with 58 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, Applied Optics Center, is located in Dallas, Texas with leased premises consisting of 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. As of December 11, 2015, Applied Optics Center operates with 34 full time equivalent employees in a single shift operation.

Item 3  Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently quoted on the OTCQB under the symbol “OPXS”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile. We are applying to The NASDAQ Capital Market to list our common stock and warrants under the symbols “OPXS” and “OPXSW”, respectively.

The following table shows the range of high and low bid prices for our common stock as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All share and per share information in the table below reflects the one-for-1000 reverse stock split which was effected on October 7, 2015. Our shares of common stock did not trade on a post-adjusted basis until the opening of the market on October 7, 2015.

Period	High	Low
First Quarter 2013	$14.00	$5.00
Second Quarter 2013	$60.00	$6.00
Third Quarter 2013	$18.00	$7.00
Fourth Quarter 2013	$20.00	$8.00
First Quarter 2014	$9.00	$8.00
Second Quarter 2014	$30.00	$30.00
Third Quarter 2014	$10.00	$10.00
Fourth Quarter 2014	$20.00	$10.00
First Quarter 2015	$10.00	$10.00
Second Quarter 2015	$10.00	$8.00
Third Quarter 2015	$7.00	$5.00
Fourth Quarter 2015	$8.00	$8.00

On December 11, 2015, the closing price for our common stock as reported on the OTCQB was $2.75 per share.

Securities outstanding and holders of record

On December 11, 2015, there were approximately 84 shareholders of record for our common stock and 429,898 shares of our common stock issued and outstanding.

Dividends

We have never paid dividends. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $10.00 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 11, 2015, 5,894 of these options had forfeited due to terminations, and 60,358 had vested of which 5,000 options were exercised. The outstanding vested options are 55,358.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 27, 2015, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 27, 2015, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with your reading of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Background

On March 30, 2009, a reorganization was consummated pursuant to which the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock for shares of common stock of Optex Systems Holdings as follows:  (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares of Optex Systems Holdings common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of Optex Systems Holdings Series A preferred stock, and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged by Optex Systems Holdings for 8,131,667 shares of Optex Systems Holdings common stock.  Optex Systems, Inc. (Delaware) has remained a wholly-owned subsidiary of Optex Systems Holdings. The common shares above are presented at their pre reverse split share quantities to preserve historical information. Optex Systems Holdings effected a 1000:1 reverse stock split on October 7, 2015.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete. During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on our Howitzer product line.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzer Aiming Circles culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there was no guarantee that the request would be granted in part or in full, we realized the entire loss in fiscal year 2010. The initial equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In September 2015, the U.S. Government agreed to a $0.9 million settlement against the claim for the Aiming Circle contract number W52H09-06-D-0229. The settlement is the result of a negotiation and fact gathering process managed through the Armed Services Contract Board of Appeals (ASBCA). A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $750,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 27, 2015, none of our outstanding backlog fell under this criterion.

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

Adjusted gross margin is defined as gross margin (loss) with adjustments for acquisition related intangible amortization as well as unabsorbed fixed costs, attributable to significantly reduced volume during periods of reduced government (customer) demand, which is below the plant break-even operating revenue. Adjusted gross margin percent is defined as the adjusted gross margin (loss) divided by the sales revenue.

The table below reconciles adjusted gross margin and gross margin percent to the Company's GAAP disclosure of gross margin:

Non GAAP - Adjusted Gross Margin and Adjusted Gross Margin %

(Thousands)

	Twelve months ending
	September 27, 2015			September 28, 2014
	Optex Richardson	Applied Optics Center Dallas (1)	Consolidated	Consolidated(1)

Revenue	$8,172	$4,831	$13,003	$10,208

Cost of Sales	6,929	4,688	11,617	8,810

Gross Margin	$1,243	$143	$1,386	$1,398
Gross Margin %	15.2%	3.0%	10.7%	13.7%

Adjustments:
Equitable Adjustment / Howitzer-Aiming Circle	(850)	-	(850)	-
Acquisition related intangible amortization included in cost of sales	-	291	291	-
Under absorbed total fixed cost	1,281	667	1,864	977

Adjusted Gross Margin	$1,674	$1,101	$2,775	$2,375
Adjusted Gross Margin %	20.5%	22.8%	21.3%	23.3%

(1) The Applied Optics Center was acquired on November 3, 2014 and as such is not included in the prior year numbers for year ending September 28, 2014.

During the twelve months ending September 27, 2015 adjusted gross margin increased by $400 thousand and the adjusted gross margin, as a percentage of revenue, decreased by (2.0%) compared to the prior year period. The primary reason for the increase in adjusted gross margin during the current year is directly attributable to increased revenue in the current year over the prior year period related to the acquisition of the Applied Optics Center on November 3, 2014 of $4.8 million. This increased revenue was offset by reductions in our base Optex revenue for periscopes and other product lines. The acquisition of the Applied Optics Center contributed to non-recurring intangible amortization of $291 thousand which was expensed to cost of sales during the twelve months ended September 27, 2015.

In September 2015, the U.S. Government agreed to an $850 thousand settlement against an outstanding equitable adjustment claim for the previously completed Optex Aiming Circle Howitzer program. A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue and gross margin for the twelve months ended September 27, 2015.

Reductions in U.S. government spending have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. The reductions in military spending have resulted in revenues below the required levels necessary to cover fixed plant operating costs during the years ending 2015 and 2014 against our contracts. The reduced revenue, and correponding contribution margins toward fixed costs, has resulted in lower gross margin percentages for both the Optex and Applied Optics Centers during the presented periods.

As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Backlog as of September 27, 2015 was $11.7 million as compared to a backlog of $8.7 million as of September 28, 2014, representing an increase of 34.5%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 27, 2015.

Product Line	Q1	Q2	Q3	Q4	2016	2017	Total
Periscopes	$1.9	$1.2	$0.4	$0.2	$3.7	$-	$3.7
Sighting Systems	0.8	0.1	2.2	0.4	3.5	1.1	4.6
Other	0.3	-	-	-	0.3	-	0.3
Optex Systems - Richardson	$3.0	$1.3	$2.6	$0.6	$7.5	$1.1	$8.6
Applied Optics Center - Dallas	1.7	0.1	0.6	0.7	3.1	-	3.1
Total Backlog	$4.7	$1.4	$3.2	$1.3	$10.6	$1.1	$11.7

During 2015, Optex Systems Holdings received orders totaling $13.9 million consisting of $6.6 million in support of our periscope product line, $5.9 million attributable to the Applied Optics Center, which was acquired as of November 3, 2014, and $1.4 million attributable to other orders. Approximately 47.5% or $6.6 million of the orders received in fiscal year 2015 were delivered within the fiscal year ending September 27, 2015, with the remaining balance to be delivered in fiscal year 2016. Our shippable backlog for fiscal year 2016 is $10.6 million as of September 27, 2015. As of December 11, 2015, Optex Systems Holdings, Inc. has received additional new orders of $3.6, which includes $1.4 million in periscopes, $0.2 million in Optex other and $2.0 million of Applied Optics Center products for deliveries in fiscal year 2016. We expect our orders during fiscal year 2016 to meet or exceed the fiscal year 2015 orders, with a substantial portion of new orders to be deliverable within the fiscal year 2016 period.

Backlog for our periscope product line has increased 131.3% or $2.1 million from our ending 2014 fiscal year level of $1.6 million. Optex Systems, Inc. has experienced an increase in US government demand during the last quarter for laser protected periscopes in support of ongoing maintenance of US combat vehicles. In addition, our expansion initiative into new foreign markets is well positioned as we enter fiscal year 2016 based on initial orders received in support of Saudi Arabia’s Light Armored Vehicle. Optex Systems, Inc. has been engaged by two prime contractors in support of this vehicle.  Additionally, Optex Systems, Inc. continues to push vehicle upgrades in South America through the US Department of State Foreign Military Sales (FMS) program managed by the US DoD.  We have been informed by the FMS administration to anticipate an award in late calendar year 2015 in support of the Brazilian M113 Periscope Upgrade programs.  Finally, Optex has received required export licenses to send test units to the Israeli Ministry of Defense in support of ongoing programs for upgrades and new production in their Armored Personnel Carriers, respectively the M113 and Namer programs. We anticipate our acquisition of the Applied Optics Center, combined with our expanded footprint into foreign vehicle platforms has positioned Optex Systems Inc. to effectively compete for the domestic market and foreign defense market share as the best value supplier for laser protected periscopes.

In May, 2015, the Applied Optics Center entered into a supply agreement with Nightforce Optics, Inc. for supply by us to Nightforce of certain critical optical assemblies through our Applied Optics Center division. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3 million in calendar year 2015 and $3.9 million in calendar 2016. The initial term of the agreement is two years, and can be extended by Nightforce for an additional year. These orders are included in our backlog only to the extent we have received firm purchased orders and with definitive pricing and delivery dates. We are the primary supplier of the covered products to Nightforce as we agree to work exclusively with Nightforce on its markets of interest in commercial sporting optics and select military optics; however, our existing business arrangements with certain Department of Defense manufacturers are not subject to this exclusivity covenant.

In June 2015, the Applied Optics Center was awarded the base contract for 11,200 ACOG Laser Filter Units for the US government valued at $1.3 million. The base contract award also provides for an option quantity, up to an additional 11,200 units, for a total potential contract value of $2.6 million. On July 10, 2015 subsequent to the period ended June 28, 2015, AOC received their first task delivery order against the contract for the first full $1.3 million quantity. Delivery of the production units is scheduled for May 2016 through August 2016 at approximately $0.3M per month.

Military spending in fiscal years 2014 and 2015 was negatively impacted by the Budget Control Act of 2011, which was passed in August, 2011 mandating $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. The Bipartisan Budget Act of 2013, scaled back a portion of the mandated reductions for fiscal 2014 and 2015 and the Bipartisan Budget Act of 2015 further eased the strict spending caps established in the 2011 sequestration and set forth federal spending through the 2016 and 2017 fiscal years. The plan lifts the caps on the appropriated spending each year by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs and provides an additional $16 billion each year in the form of inflated war spending, evenly split between the Defense and State departments.

The agreed budget framework for the fiscal 2016 and 2017 budget years combined with the increased spending cap provides the needed stability for the defense agencies to plan the required programs over the next two years. On November 10, 2015, Congress passed the National Defense Authorization Act 2016, which is the comprehensive legislation to authorize the budget authority of the Department of Defense and the national security programs of the Department of Energy. The bill authorizes $607 billion in defense funding for fiscal year 2016, a 3.9% increase from the authorized funding of $584 billion in fiscal year 2015. We believe that the defense industry effects of the sequestration from 2011 have reached a plateau and we will begin to see small but steady increases in defense military procurement orders in the coming year.

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

Optex Systems Holdings continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We are exploring new opportunities in M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. During 2015, we released a new digital spotting scope called Red Tail (patent pending). This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications. On November 10, Optex Systems Inc. entered into retail sales relationship with Cabela's Inc., to distribute our Red Tail Digital Spotting Scope as well as our new Stabilized Monocular. We are presently in negotiations to make these devices available via General Services Administration schedules for government personnel Optex Systems Holdings anticipates the opportunity to integrate some of its night vision and other optical sights products into commercial applications.

The AOC acquisition has expanded our ability to bring our technology and products into commercial markets. Commercial optical products around the world use thin film coatings to create product differentiation.  These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations.  They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc.  Given this broad potential, the commercial applications are a key opportunity going forward. Further, the AOC acquisition has strengthened our overall position by decreasing the bargaining power of our suppliers through backwards integration of a key supplier and most importantly, creates additional barriers of entry of potential competitors. Overall, the customer base and the competition have seen the acquisition as creating a stronger Optex Systems Holdings. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Twelve month period ended September 27, 2015 compared to the twelve month period ended September 28, 2014

Revenues:

The table below details the revenue changes by segment and product line for the year ended September 27, 2015 as compared to the year ended September 28, 2014.

	Twelve months ended
	(Thousands)
Product Line	September 27, 2015	September 28, 2014	Variance	% Chg
Periscopes	$4,510	$6,611	$(2,101)	(31.8)
Sighting Systems	2,224	1,767	457	25.9
Howitzer / Aiming Circle	850	-	850	100.0
Other	588	1,830	(1,242)	(67.9)
Optex Systems - Richardson	$8,172	$10,208	$(1,496)	(14.7)
Applied Optics Center – Dallas	4,831	-	4,831	100.0
Total Revenue	$13,003	$10,208	$2,795	27.4

Our total revenues increased by $2.8 million, or 27.4%, in 2015 over the 2014 revenue levels. The primary contributors to increased revenue relate to the acquisition of the Applied Optics Center on November 3, 2014. The Applied Optics Center contributed $4.8 million to the revenue increase during the twelve months ended September 27, 2015 as compared to the prior year period. In addition, in September 2015, the U.S. Government agreed to a $0.9 million settlement against an outstanding equitable adjustment claim for the previously completed Aiming Circle Howitzer program. A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015. Increases in sighting system revenue contributed an additional $0.5 million, a 25.9% increase over the prior year, as we continue to deliver against the M36/DDAN program at a higher production rate. These increased revenues were offset by reductions in the periscope and other product lines noted below.

The U.S. budget reductions have had a significant impact on the U.S. military combat procurement budget, which includes land vehicles, as Congress has been reluctant and slow to make cost reductions to veteran armed force salaries and benefits as an offset the decreased spending levels. As the majority of our products directly support the U.S. military land vehicles, the significant reductions in the U.S. military procurement budget have materially impacted our customer base as well as our operations.

Revenues decreased by ($2.1) million or (31.8%) on our periscope line during the twelve months ended September 27, 2015 as compared to the twelve months ended September 28, 2014. During the period, Optex Systems, Inc. experienced lower revenue across all periscope types due to completion of several orders during fiscal year 2014 combined with reduced spending by the U.S. Government significantly below historical levels. In addition, the effect of the decreased government spending has had an unfavorable impact on our ability to absorb fixed factory costs across the smaller volume base and has in turn increased our pricing rates, which in turn has made our pricing less competitive allowing other potentially lower cost entrants into the market. We continue to quote and receive awards for periscopes from multiple customers and are aggressively pursuing increased market share for all the available funding within the domestic periscope market. We are optimistic that our November 2014 acquisition of the Applied Optics Center (AOC) from L-3 will position Optex Systems to provide more competitive pricing on new solicitations and bar entry of additional competition to our base periscope business. Based on our current backlog, including new orders received through November 2016, we expect periscope deliveries to increase during the next year.

Revenue on other product lines decreased by ($1.2) million or (67.9%) compared to revenues in the prior year. Overall revenue decreases are attributable to reduced government spending levels discussed above. We anticipate fiscal year 2016 revenues to be at or near fiscal 2015 levels, however due the delays in government procurements, combined with a low year-end backlog in this category, it is impossible to determine the overall impact military spending reductions will have on these products during fiscal year 2016. Revenues included in this category tend to be shorter term, unique one time orders with the U.S. government, research and development efforts, commercial sales of our new Red Tail spotting scopes, and miscellaneous spares parts or supply orders. We continue to bid on smaller miscellaneous spare orders on an ongoing basis.

Cost of Goods Sold. During the fiscal year ended September 27, 2015, we recorded cost of goods sold of $11.6 million as compared to $8.8 million during the fiscal year ended September 28, 2014, an increase of $2.8 million or 31.8%. The gross margin during the period ending September 27, 2015 was 10.7% of revenue as compared to a gross margin of 13.7% of revenue for the period ending September 28, 2014. The increase in cost of sales of $2.8 million, and decline in gross margin percentage of (3.0%) pts. is primarily attributable to costs associated with the increased revenue of $2.8 over the prior year period, combined with increases in plant operating costs of $2.2 million and a $0.3 million increase in amortized intangible assets associated with the acquisition of the Applied Optics Center in November 2014. In addition, reductions in military spending have caused excess and idle capacity during the fiscal years ending 2015 and 2014, whereas Optex Systems Holdings has been unable to fully absorb the fixed manufacturing overhead against our contracts. As the factory labor and overhead costs are relatively fixed at low production rates, idle and excess capacity associated with declines in Optex periscope and Applied Optics Center revenues has contributed to lower gross margins on our contracts.

G&A Expenses.  During the fiscal year ended September 27, 2015, we recorded operating expenses of $2.8 million as opposed to $2.4 million during the period ending September 28, 2014, an increase of $0.4 million or 16.7%.  The primary contributor to the increased G&A expense relates to the acquisition of the Applied Optics Center as of November 3, 2014. AOC contributed $0.8 million to the increased general and administrative costs over the prior year period. The increased general and administrative costs as a result of the AOC acquisition was partially offset by decreased spending in the Optex Systems base general and administrative costs for reduced salaries, research and development and legal fees of ($0.4) million during the twelve months ending September 27, 2015 as compared to the prior year period.

Operating Income (Loss). During the period ending September 27, 2015, we recorded, an operating loss of ($1.4) million as compared to an operating loss of ($1.0) million during the period ending September 28, 2014. The ($0.4) million increase in operating loss in the current year over the prior year is primarily due to increased general and administrative costs attributable to the AOC acquisition combined with lower gross margins attributable to under absorbed fixed overhead discussed under Cost of Goods Sold above.

Net Income (Loss) applicable to common shareholders. During the year ended September 27, 2015, we recorded a net loss applicable to common shareholders of ($6.0) million as compared to net loss applicable to common shareholders of ($2.0) million during the year ended September 28, 2014. The increased loss of ($4.0) million is primarily attributable to an increased operating loss of ($0.4) million, increased interest expense of ($0.2) million combined with a gain on asset purchase of the Applied Optics Center of $2.1 million, and reductions in retained earnings of ($6.4) million related to premiums on preferred stock issued. The convertible debt, issued in November 2014, was exchanged for convertible preferred Series B stock on June 28, 2015. The shares were immediately convertible at the option of the holder into common stock and were issued at a per share common conversion price below the current market at issue date. The resulting “in the money” conversion option resulted in an immediate beneficial conversion feature and the intrinsic value of the option of ($4.9) million was booked to retained earnings as dividends during the period. In addition, our Series A preferred stock was subject to a downward adjustable conversion price reset based on the conversion price of the Series B preferred share issues. This conversion price reset created an additional beneficial conversion feature for previously issued and outstanding Series A shares. A majority shareholder has issued a waiver on conversion of the shares until a future event, thus the intrinsic value of the option for Series A shares which were not subject to the waiver was ($1.5) million and has been booked as a dividend adjustment to retained earnings during the period. The preferred Series A shares that were included in the waiver of conversion may be subject to future retained earnings adjustments for dividend recognition should a beneficial conversion feature exist based on the market price at the earliest date in which the waiver is lifted and the covered shares become convertible by the holder. Based on the closing stock price as of December 1, 2015, there was no beneficial conversion feature on the Series A preferred shares which were covered by the waiver.

Liquidity and Capital Resources

As of September 27, 2015, Optex Systems Holdings had working capital of $6.1 million, as compared to $6.5 million as of September 28, 2014. During the year ended September 27, 2015, the Company experienced net income of $491 thousand and an increase of 27.4%, or $2.8 million in revenues up to $13.0 million, from $10.2 million, as compared to the prior year ended September 28, 2014.  The Applied Optics Center contributed 36.7%, or $4.8 million toward the current fiscal year revenue, which offset an otherwise (19.9%), or a ($2.0) million decrease in the Optex Systems Holdings base revenue excluding the acquisition. The increased general and administrative costs associated with the Applied Optics Center through September 27, 2015 was $0.8 million. Backlog has increased by $3.0 million over prior year backlog and is primarily attributable to the Applied Optics Center.

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At September 27, 2015, the Company had approximately $0.7 million in cash and an outstanding payable balance of $0.8 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, which fluctuates based on our open accounts receivable balance. As of September 27, 2015 our outstanding accounts receivable was $2.9 million, which represents a $2.1 million increase over the prior year ending on September 28, 2015. The increased accounts receivable resulted from higher revenues generated in the fourth quarter over the prior year, which occurred primarily in September. We expect the accounts to be collected during the first quarter of fiscal 2016. The Company expects to continue to incur net losses into the first half of fiscal year 2016.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Period of September 28, 2014 through September 27, 2015

Cash and Cash Equivalents.  As of September 27, 2015, we had cash and cash equivalents of $0.7 million as compared to $1.7 million as of September 28, 2014. We decreased cash and cash equivalents by ($1.0) million.

Net Cash (Used by) Provided by Operating Activities.  Net cash used in operating activities during the period beginning September 28, 2014 and ending September 27, 2015 totaled ($1.2) million. The primary uses in cash were increases in accounts receivable of ($2.1) million associated with higher shipments in 2015, offset by a net income of $0.5 million and increases in accounts payable of $0.6 million and other changes of $0.2 million.

Net Cash (Used) by Investing Activities.  In the twelve months ended September 27, 2015, cash used by investing activities was ($2.1) million and primarily consisted of purchased property and equipment related to the Applied Optics Center acquisition in November, 2014.

Net Cash (Used) by Financing Activities. Net cash provided by financing activities was $2.3 million during the twelve months ended September 27, 2015 due to net proceeds of $1.5 million for investments received by Optex Systems Holdings Inc., in support of issuing a series of convertible notes and borrowing of $0.8 million against the revolving credit facility. As of September 27, 2015, the outstanding line of credit balance was $0.8 million.

Critical Accounting Policies

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

Pursuant to the contract, all substantive milestones were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the years ending September 27, 2015 and September 28, 2014. As of September 28, 2013 all of the milestone events were completed and there were no unpaid/invoiced customer deposits related to the completed milestone events.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of September 27, 2015 there was $54 thousand in contract loss reserves related to cost overruns incurred on a small contract scheduled to complete in fiscal year 2015. As of September 28, 2014 the contract loss reserves were $11 thousand.

During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on our Howitzer product line.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzer Aiming Circles culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there was no guarantee that the request would be granted in part or in full, we realized the entire loss in fiscal year 2010. The initial equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In September 2015, the U.S. Government agreed to an $850,000 settlement against the claim for the Aiming Circle contract number W52H09-06-D-0229. The settlement is the result of a negotiation and fact gathering process managed through the Armed Services Contract Board of Appeals (ASBCA). A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015.

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

Optex Systems Holdings recorded compensation costs for options and shares granted to employees, officers and directors under the 2009 Stock Option Plan for $140 thousand and $105 thousand for the twelve months ended September 27, 2015 and September 28, 2015, respectively.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the twelve months ending September 27, 2015 and September 28, 2014, Optex Systems Holdings recognized $6.4 million and zero, respectively on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $2.50 versus a current market price of $10.00 per common share (post-split).

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of September 27, 2015 the unamortized balance of the intangible assets was zero.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined that the deferred tax assets will not be realized and has established a valuation allowance reserves against the deferred tax asset balance. As of September 27, 2015 Optex Systems Inc. has a total deferred tax asset reserve of ($4.6) million against total deferred tax assets of $4.6 million.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 27, 2015 and September 28, 2014, the existing warranty reserve balances of $28 thousand and $25 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

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

In August 2015, FASB Issued ASU 2015-14—“Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this annual report Optex Systems Holdings has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. (the Company) as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of September 27, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

December 15, 2015

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)
	September 27, 2015	September 28, 2014

ASSETS

Current Assets
Cash and Cash Equivalents	$683	$1,685
Accounts Receivable, Net	2,866	731
Net Inventory	5,713	5,910
Prepaid Expenses	170	41

Current Assets	9,432	8,367

Property and Equipment, Net	1,971	204

Other Assets
Prepaid Royalties - Long Term	120	150
Security Deposits	23	26

Other Assets	143	176

Total Assets	$11,546	$8,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$575	$312
Accrued Expenses	812	458
Accrued Warranties	28	25
Customer Advance Deposits - Short Term	1,091	1,072
Credit Facility	817	-

Current Liabilities	3,323	1,867

Other Liabilities
Customer Advance Deposits - Long Term	65	982

Other Liabilities	65	982

Total Liabilities	3,388	2,849

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 994 and zero issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 314,867 and 310,867 shares issued and outstanding, respectively)	-	-
Additional Paid-in-capital	26,394	18,184
Retained Earnings (Deficit)	(18,236)	(12,286)

Stockholders' Equity	8,158	5,898

Total Liabilities and Stockholders' Equity	$11,546	$8,747

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except share data)
	Twelve months ended
	September 27, 2015	September 28, 2014

Revenue	$13,003	$10,208

Cost of Sales	11,617	8,810

Gross Margin	1,386	1,398

General and Administrative Expense	2,826	2,375

Operating Loss	(1,440)	(977)

Gain on Purchased Asset	2,110	-

Interest Expense	(179)	(8)
Other Income and Expense	1,931	(8)

Income (Loss) Before Taxes	491	(985)

Deferred Income Taxes (Benefit)	-	1,077

Net Income (Loss) After Taxes	491	(2,062)

Preferred stock dividend/premium	(6,441)	-

Net loss applicable to common shareholders	$(5,950)	$(2,062)

Basic and diluted income (loss) per share	$(19.06)	$(6.76)

Weighted Average Common Shares Outstanding	312,219	304,894

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 27, 2015	September 28, 2014

Cash flows from operating activities:
Net income (loss)	$491	$(2,062)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	334	80
Noncash interest expense	154	5
Provision for inventory valuation	247	114
(Increase) decrease in deferred tax asset (net of valuation allowance)	-	1,077
Stock option compensation expense	140	105
(Increase) decrease in accounts receivable	(2,135)	2,387
(Increase) decrease in inventory (net of progress billed)	(49)	1,555
(Increase) decrease in prepaid expenses	(130)	(10)
(Increase) decrease in security deposits	3	-
Increase (decrease) in accounts payable and accrued expenses	622	(930)
Increase (decrease) in accrued warranty costs	3	-
Increase (decrease) in customer advance deposits	(898)	(650)
Total adjustments	(1,709)	3,733
Net cash (used in) provided by operating activities	(1,218)	1,671

Cash flows from investing activities
Purchases of property and equipment	(2,100)	(40)
Decrease in prepaid royalties - long term	30	30
Net cash (used in) investing activities	(2,070)	(10)

Cash flows from financing activities
Proceeds from convertible notes issued	1,560	-
Debt issuance fees	(74)	-
Proceeds (to) from credit facility (net)	800	(858)

Net cash provided by (used in) financing activities	2,286	(858)

Net increase (decrease) in cash	(1,002)	803
Cash at beginning of period	1,685	882
Cash at end of period	$683	$1,685

Supplemental cash flow information:
Cash paid for interest	$25	$8
Exchange of convertible note and accrued interest to series B preferred stock	$1,629	$-
Beneficial Conversion Feature on series B preferred stock	$4,887	$-
Beneficial Conversion Feature on series A preferred stock	$1,554	$-
Exchange of preferred stock for common stock	$10	$100

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common	Series A	Series B				Additional		Total
	Shares	Preferred	Preferred	Common	Preferred	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Shares	Stock	Series A Stock	Series B Stock	Capital	Earnings	Equity

Balance at September 29, 2013	157,346,607	1,016	-	$157	$-	$-	$17,922	$(10,224)	$7,855
Stock Option Compensation Expense					-	-	105	-	105
Conversion of Preferred Stock	10,000,000	(15)	-	10	-	-	(10)	-	-
Exercise of Options	3,567,336	-	-	4	-	-	(4)	-	-
Adjustment for reverse split 1000:1 (1)	(170,603,076)	-	-	(171)	-	-	171	-	-
Net loss	-	-	-	-	-	-	-	(2,062)	(2,062)

Balance at September 28, 2014	310,867	1,001	-	$-	$-	$-	$18,184	$(12,286)	$5,898

Stock Option Compensation Expense	-	-	-	-	-	-	140	-	140
Preferred Series B Issued in Exchange of Convertible Notes	-	-	1,000	-	-	-	1,629	-	1,629
Conversion of Preferred Series B	4,000	-	(6)	-	-	-	-	-	-
Beneficial Conversion Factor on Alpha Series A Preferred Stock - Dividend/Premium	-	-	-	-	-	-	1,554	(1,554)	-
Beneficial Conversion Factor on Alpha Series B Preferred Stock - Dividend/Premium	-	-	-	-	-	-	4,887	(4,887)	-
Net Income	-	-	-	-	-	-	-	491	491

Balance at September 27, 2015	314,867	1,001	994	$-	$-	$-	$26,394	$(18,236)	$8,158

(1) Reverse split effective on October 7, 2015 of 1000:1 shares, inclusive of round up lot quantity of 139,953 shares for holders of less than 100,000 shares, pre-split. Holders of less than 100,000 shares were rounded up to whole lots of 100 post split.

The accompanying notes are an integral part of these financial statements

Note 1 — Organization and Operations

On March 30, 2009, Optex Systems Holdings, Inc. (formerly known as Sustut Exploration, Inc.), a Delaware corporation (“Optex Systems Holdings”), along with Optex Systems, Inc., a privately held Delaware corporation (“Optex Systems, Inc.“), which is a wholly-owned subsidiary of Optex Systems Holdings, entered into a reorganization agreement, pursuant to which Optex Systems, Inc. was acquired by Optex Systems Holdings in a share exchange transaction. Optex Systems Holdings became the surviving corporation. At the closing, there was a name change from Sustut Exploration, Inc. to Optex Systems Holdings, Inc., and its year end changed from December 31 to a fiscal year ending on the Sunday nearest September 30.

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

Optex Systems, Inc. operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of a reverse merger transaction consummated pursuant to a reorganization agreement dated March 30, 2009, it became a wholly-owned subsidiary of Optex Systems Holdings. Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 74.4% of the issued and outstanding equity interests in Optex Systems Holdings. The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,733 square feet. As of September 27, 2015, Optex Systems Holdings operated with 90 full-time equivalent employees.

Optex Systems Holdings manufactures optical sighting systems and assemblies, for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers.

In February 2009, Optex Systems Holdings’ ISO certification status was upgraded from 9001:2000 to 9001:2008, bringing Optex Systems Holdings into compliance with the new ISO standards rewritten to align with ISO 14001.

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 Communications, Inc. (“L-3”) pursuant to which Optex purchased from L-3 the assets comprising L-3’s Applied Optics Center (AOC) Products Line (“Purchased Assets”), which is engaged in the production and marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. See Note 4 Acquisition of L-3’s Applied Optics Center.

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

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

Segment Reporting: FASB ASC 280 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Segments are determined based on differences in products, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The FASB ASC 280 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements.

Fiscal Year:  Optex System Holdings’ fiscal year ends on the Sunday nearest September 30.  Fiscal year 2015 ended on September 27, 2015 and included 52 weeks.  Fiscal year 2014 ended on September 28, 2014 and included 52 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended September 27, 2015 and September 28, 2014. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:  For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings’ has $683 thousand in cash and cash equivalents on deposit with banks. Only a portion of the cash and cash equivalents, currently $250,000, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts. Although cash and cash equivalent balances exceed insured deposit amounts, management does not anticipate non-performance by the banks.

Concentration of Credit Risk: Optex Systems Holdings’ revenues and accounts receivables for fiscal year ended September 27, 2015 are derived from sales to U.S. government agencies (32.0%), General Dynamics (26.4%), L-3 Communications (14.1%), Nightforce Optics, Inc. (11.1%) and all other contractors (16.4%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of September 27, 2015 and September 28, 2014, Optex Systems Holdings had an allowance for doubtful accounts of $8 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal years 2015 there was $5 thousand, and in 2014, there was $11 thousand in bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of September 27, 2015 and September 28, 2014 inventory included:

	(Thousands)
	As of September 27, 2015	As of September 28, 2014

Raw Materials	$4,545	$5,136
Work in Process	2,456	1,854
Finished Goods	304	265
Gross Inventory	7,305	7,255
Less:
Unliquidated Progress Payments	-	-
Inventory Reserves	(1,592)	(1,345)
Net Inventory	$5,713	$5,910

Net inventory decreased $197 thousand during the year ended September 27, 2015. The decrease in net inventory is due to a decrease of ($890) thousand primarily related to inventory used in support of shipments for the 5 year General Dynamics M36 contract, which was purchased in prior years, combined with increased reserves for slow moving and excess inventories of ($247) thousand. These decreases were offset with an increase of $940 thousand of inventory attributable to the acquisition of the Applied Optics Center from L-3 on November 3, 2014. See note 4, Purchase of Applied Optics Center.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of September 27, 2015 and September 28, 2014, the existing warranty reserve balances of $28 thousand and $25 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

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

Pursuant to the contract, all substantive milestones were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the years ending September 27, 2015 and September 28, 2014. As of September 28, 2013 all of the milestone events were completed and there were no unpaid/invoiced customer deposits related to the completed milestone events.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 27, 2015, Optex Systems, Inc. had a balance of $1.2 million in customer advance deposits related to non-substantive milestone billings. The terms of the contract extend through 2017 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $1.1 million related to short term customer advance deposits for deliveries to occur within the next twelve months and $0.1 million related long term customer advance deposits for deliveries occurring after September 2016.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of September 27, 2015 there was $54 thousand in contract loss reserves related to cost overruns incurred on a small contract scheduled to complete in fiscal year 2015. As of September 28, 2014 the contract loss reserves were $11 thousand.

During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on our Howitzer product line.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzer Aiming Circles culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there was no guarantee that the request would be granted in part or in full, we realized the entire loss in fiscal year 2010. The initial equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In September 2015, the U.S. Government agreed to an $850,000 settlement against the claim for the Aiming Circle contract number W52H09-06-D-0229. The settlement is the result of a negotiation and fact gathering process managed through the Armed Services Contract Board of Appeals (ASBCA). A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $750,000.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of September 27, 2015 and September 28, 2014, Optex Systems had no booked orders that fell under this criterion.

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings follows the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets. ”  This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment of long-lived assets was recorded for the periods presented.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the twelve months ending September 27, 2015 and September 28, 2014, Optex Systems Holdings recognized preferred stock dividends of $6.4 million and zero, respectively on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $2.50 versus a current market price of $10.00 per common share (post-split).

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of September 27, 2015 the unamortized balance of the intangible assets was zero. See Note 6.

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined that the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. As of September 27, 2015 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.6) million against deferred tax assets of $4.6 million.

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

For the twelve months ended September 27, 2015, 1,001 shares of Series A preferred stock, 994 shares of Series B preferred stock, 62,858 stock options and 1,000 warrants  and for the twelve months ended September 28, 2014, 1,001 shares of Series A preferred stock, 62,912 stock options and 1,000 warrants were excluded as anti-dilutive due to the net loss attributable to common shareholders during the years.

Note 3 — Recent Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11—Inventory (Topic 330): “Simplifying the Measurement of Inventory”.  The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). . Optex Systems Holdings is currently evaluating the impact of FASB ASU 2015-11 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

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

In August 2015, FASB Issued ASU 2015-14—“Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. See also ASU 2014-09 issued in May 2014.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. As such, Optex Systems Holdings is required to adopt these provisions as of October 2, 2017, the beginning of the annual period ending September 30, 2018 and at the beginning of all interim periods ending after October 1, 2017. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2014-09 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements. See also ASU 2015-14 issued in August, 2015.

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

Note 4 - Purchase of L-3’s Applied Optics Products Center

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Products Line (“Purchased Assets”). The Applied Optics Center is primarily engaged in the production, marketing and sales of precision optical assemblies utilizing thin film coating capabilities for optical systems and components primarily used for military purposes. The Purchased Assets consist of personal property, inventory, books and records, contracts, prepaid expenses and deposits, intellectual property, and governmental contracts and licenses utilized in the business comprised of the Purchased Assets.

The purchase price for the Purchased Assets was $1,013.1 thousand, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the amount of $270.7. The source of funds for the acquisition consisted of Optex Systems, Inc.’s working capital of $213.1 thousand and an advance of $800 thousand from accredited investors which was subsequently consummated on November 17, 2014 through the private placement of convertible notes issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act. See Note 11 “Issuance of Convertible Notes”.

The asset acquisition met the definition of a business for business combinations under ASC 805-10-20. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of the Applied Optics Center Acquisition (in thousands):

Fair Values as of November 3, 2014

Fixed Assets	$2,064.7
Inventory	940.1
Prepaid Assets/Other	47.1
Liabilities	(270.7)

Net Assets Acquired	2,781.2

Intangible Asset:
Customer Contracts/Backlog	342.2
Total Assets Acquired	3,123.4

Less: Cash Consideration	(1,013.1)

Gain on Bargain Purchase	$2,110.3

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

The intangible assets include finite-life intangibles associated with undelivered customer backlog as of the acquisition date and was valued using the income approach methodology that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  The cash flow projections took into effect the expected net sales from the customer backlog as of November 3, 2014 and the corresponding expenses against those sales in the respective periods. The shipments against the customer backlog were delivered completed between January and June of 2015, and as such, the intangible amortization against those shipments was complete by June 28, 2015. As of September 27, 2015 the balance in unamortized intangible assets was zero.

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

Optex Systems Holdings believes that it was able to acquire the Applied Optics Center for less than the fair value of its assets because of (i) its unique position as a market leader in the industry sector that directly utilizes the manufactured components specific to the Applied Optics Center, (ii) a previous customer/supplier relationship with the acquisition target, (iii) L-3’s intent to exit the optical coating operations, and (iv) L-3’s desire to provide for continued employment of the Applied Optics Center workforce. The Applied Optics Center had a recent history of losses, and the seller approached Optex Systems, Inc. in an effort to sell the product line and exit the optical coating manufacturing business that no longer fit its strategy. With the seller's intent to exit the business segment and Optex’s position as a market leader within the same industry sector utilizing the product line capability, Optex Systems, Inc. was able to agree on a favorable purchase price with L-3 Communications.

As a result of the asset purchase, the company has incurred additional acquisition-related costs of approximately $40.2 thousand for legal, accounting and valuation consulting fees which have been expensed to general administrative costs.

The following represents condensed pro forma revenue and earnings information for the twelve months ended September 27, 2015 and September 28, 2014 as if the acquisition of the Applied Optics Center had occurred on the first day of each of the fiscal years.

	Unaudited, Pro Forma (Thousands, except share data) Twelve Months Ending
	September 27, 2015	September 28, 2014
Revenues	$13,072	$13,879
Net Income (Loss) applicable to common shareholders	(6,299)	(6,217)

Diluted earnings per share	$(20.18)	$(20.39)

Weighted Average Shares Outstanding	312,219	304,894

The unaudited pro forma financial information should be read in conjunction with Optex Systems Holding Inc.’s 8-K filing dated November 7, 2014 and subsequent 8-K/A filed on January 20, 2015.

Note 5 Segment Reporting

Optex Systems Holdings, Inc. has two reportable segments which include Optex Systems (OPX)-Richardson, and Applied Optics Center (AOC) – Dallas. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Optex Systems Holdings, Inc. evaluates performance based on profit and loss from operations before income taxes excluding nonrecurring gains and losses.

The Optex Systems Holdings reportable segments are strategic businesses offering similar products to similar markets and customers; however the companies are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. The Applied Optics Center was acquired as a unit, and the management at the time of the acquisition was retained.

The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs, but exclude profits that would apply to third party external customers.

Optex Systems – Dallas, serves as the home office for both segments and shared general and administrative costs attributable to both segments are allocated directly to the segments based on the government costs accounting standard, CAS 403 – “Allocation of Home Office Expenses to Segments”. The purpose of CAS 403 is to provide criteria for allocating home office expenses to the segments of an organization based on the beneficial or causal relationships between the expenses and the receiving segments. Based on CAS 403, Optex Systems Holdings allocates home office expenses based on a three factor formula which is the average of the following three percentages for the each segments fiscal year:

(1) The percentage of segment payroll dollars to total payroll dollars of all segments;

(2) The percentage of the segment’s operating revenue to the total operating revenue of all segments

(3) The percentage of the average net book value of the sum of the segment’s tangible capital assets plus inventories to the total average net book value of such assets of all segments.

Optex Systems (OPX) – Richardson, Texas

Optex Systems, Inc. manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. We have capabilities which include machining, bonding, painting engraving and assembly and can perform both optical and environmental testing in-house.  Optex Systems, Inc. products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Optex Systems in Richardson is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, NorcaTec and others. Optex Systems is also a military supplier to foreign governments such as Israel, Australia and NAMSA and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

During the year ended September 27, 2015, 98% of Optex Systems – Richardson revenues were in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 65%, foreign military customers, 33%, and domestic commercial customers of 2%. The Optex Systems segment revenue for the year ending September 27, 2015 was derived from external customers consisting of General Dynamics, 41%, the U.S. government, 39%, BAE, 10%, and other external customers, 10%.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet.  As of September 27, 2015, the Richardson facility operated with 56 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line (see note 4). Applied Optics Center is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Harris Corporation and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to Nightforce Optics, Inc. and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment.

The Applied Optics Center serves primarily domestic U.S. customers. Approximately 90% of the Applied Optics Center revenue for the year ending September 27, 2015 was derived from external customers consisting of L3 Communications, 34%, Nightforce Optics, Inc., 27%, the U.S. government 19%, and other external customers, 10%. Sales to commercial customers represent 32% and military sales to prime and subcontracted customers represent 58% of the total segment revenue. Intersegment sales to Optex Systems – Richardson during the year ended September 27, 2015, comprised 10% of the total segments revenue and was primarily in support of military contracts.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. As of September 27, 2015, AOC operated with 34 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. As the Applied Acquisition Center was acquired on November 3, 2014, there is no separate segment information presented for the year ended September 28, 2014. Information for the year ended September 28, 2014 represents the Optex Systems – Richardson financial information only. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Twelve months ending September 27, 2015				Twelve months ending September 28, 2014
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total	Optex Systems Richardson Consolidated Total (1)

Revenues from external customers	$8,172	$4,831	$-	$13,003	$10,208
Intersegment revenues	-	526	(526)	-	-
Total Revenue	$8,172	$5,357	$(526)	$13,003	$10,208

Interest expense	-	-	179	$179	(8)

Depreciation and Amortization	88	246	-	334	80

Income (Loss) before taxes	(431)	1,101	(179)	491	(969)

Other significant noncash items:
Allocated home office expense	(387)	387	-	-	-
(Gain) on purchased asset - AOC	-	(2,110)	-	(2,110)	-
Amortization of intangible assets	-	342	-	342	-
Stock option compensation expense	140	-	-	140	105
Provision for excess & obsolete inventories	132	115	-	247	114
Royalty expense amortization	30	-	-	30	30
Provision for contract losses	(11)	54	-	43	11

Segment Assets	7,537	4,009	-	11,546	8,747
Expenditures for segment assets	30	2,070	-	2,100	40

(1) Amounts represent both the consolidated and Optex Systems-Richardson segment information. The Applied Optics Center was acquired on November 3, 2014, and as such, there is no prior year segment information.

Note 6 – Intangible Assets

On November 3, 2014, Optex Systems, Inc. purchased the Applied Optics Center Products line in exchange for $1,013.1 thousand and the assumption of approximately $270.7 thousand of liabilities (see Note 4). Optex Systems, Inc. has allocated the consideration for the acquisition of the purchased assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

The purchase price was assigned to the acquired interest in the assets and liabilities of Optex Systems Holdings as of November 3, 2014 as follows:

(Thousands)
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

The fair values of the intangible assets as of the asset transfer date consisted primarily of $342.2 thousand of undelivered customer order backlog with contracted delivery dates that were essentially fulfilled as of June 28, 2015. The amortization of identifiable intangible assets associated with the acquisition has been amortized on a straight line basis over the six month period beginning on December 29, 2014 and ending June 28, 2015 at a rate of $57.0 thousand per month pursuant to the order deliveries. The intangible amortization was allocable to operating expenses as manufacturing cost of sales and general and administrative expenses at a rate of $48.5 thousand and $8.5 thousand per month, respectively, through June 28, 2015. The identifiable intangible assets are amortized over 15 years for income tax purposes.

During the twelve months ending September 27, 2015, $291.1 thousand has been amortized to cost of sales, and $51.1 thousand had been amortized to general and administrative expenses. As of September 27, 2015, the total unamortized balance of intangible assets was zero. There were no unamortized intangible assets or amortization expenses incurred in the twelve months ending September 28, 2014.

Note 7 — Property and Equipment

A summary of property and equipment at September 27, 2015 and September 28, 2014 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 27, 2015	Year Ended September 28, 2014
Property and Equipment
Furniture and Equipment	3-5yrs	$322	$267
Machinery and Equipment	5 yrs	3,247	1,201
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(1,874)	(1,540
Net Property & Equipment		$1,971	$204

Depreciation Expense		$334	$80

Net property and equipment increased by $1.8 million during the twelve months ending September 27, 2015 primarily as a result of the Applied Optical Center acquisition on November 3, 2014, which included equipment of $2.1 million. Depreciation expense increased by $254 thousand during the twelve months ending September 27, 2015 over the prior year period primarily as a result of $246 thousand of depreciation related to the Applied Optics Center and depreciation on additional Optex asset acquisitions of $8 thousand.

Note 8 — Accrued Expenses

The components of accrued liabilities for the years ended September 27, 2015 and September 28, 2014 are summarized below:

	(Thousands)
	Year Ended September 27, 2015	Year Ended September 28, 2014

Deferred Rent Expense	$106	$91
Accrued Vacation	315	152
Property Taxes	81	37
Operating Expenses	81	61
Reserve for Contract Losses	54	10
Payroll & Payroll Related	175	107
Total Accrued Expenses	$812	$458

Note 9 — Commitments and Contingencies

Rental Payments under Non-cancelable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc, Richardson address and the Applied Optics Center Dallas address, under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014, and annual rental payment increases occurring each year beginning in 2016. As of September 27, 2015 the unamortized deferred rent was $106 thousand as compared to $91 thousand as of September 28, 2014. Deferred rent expense is amortized monthly over the life of the lease.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 56,633 square feet of space at the premises. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, each with a renewal term duration of five years.

Approximately 12,000 square feet covered under the Applied Optics Center lease, is subleased under a separate Memorandum of Understanding dated October 27, 2014, to L-3 Communications Mobile Vision Inc. The sublease term is for November, 2014 through September, 2016. The sublease is treated as a reduction in the company facilities rental CAM and expenses in the statement of operations.

As of September 27, 2015, the remaining minimum lease and estimated common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

	Non-cancellable Operating Leases Minimum Payments
	(Thousands)

	Optex Systems Richardson		Applied Optics Center Dallas		Applied Optics Center Dallas Sublease
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2016	$260	$86	$286	$80	$(61)	$(32)	$619
2017	266	88	-	-	-	-	354
2018	271	90	-	-	-	-	361
2019	281	92	-	-	-	-	373
2020	291	94	-	-	-	-	385
2021	147	48	-	-	-	-	195
Total minimum lease payments	$1,516	$498	$286	$80	$(61)	$(32)	2,287

Total facilities rental and CAM expenses for both facility lease agreements as of the twelve months ended September 27, 2015 was $589 thousand. Total expense under facility lease agreements as of the twelve months ended September 28, 2014 $337 thousand.

Note 10 — Transactions with a Related Party

There were no transactions with Related Parties during fiscal years 2015 or 2014 except as described below in Note 11 Debt Financing.

Note 11 — Debt Financing

Related Parties

Acquisition by Sileas Corporation on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, which represented 90% of the Optex Systems, Inc. (Delaware) outstanding equity on that date.  Currently, Sileas is the majority owner of Optex Systems Holdings.

Sileas Secured Promissory Note Due on May 29, 2021 to Longview Fund, LP

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

On June 5, 2015, Sileas Corp. amended its Secured Note, with Longview Fund, L.P., as lender, as follows:

•	The principal amount was increased to $18,022,329 to reflect the original principal amount plus all accrued and unpaid interest to date, and the Secured Note ceased to bear interest as of that date;

•	The maturity date of the note was extended to May 29, 2021; and

•	A conversion feature was added to the Secured Note by which the principal amount of the Secured Note can be converted into our Series A preferred stock, which is owned by Sileas, at the stated value of our Series A preferred stock.

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

Credit Facility — Avidbank (formerly known as Peninsula Bank Business Funding)

In April 2012, the Company amended its revolving credit facility with Avidbank. The renewable revolving maturity date was July 15, 2014. On May 22, 2014, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is May 21, 2016. The facility provides up to $1 million in financing against eligible receivables and subject to meeting certain covenants including an asset coverage ratio test for up to two years. The company is in compliance with all debt covenants for the years presented. The material terms of the amended revolving credit facility are as follows:

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

As of September 27, 2015, the outstanding principal and accrued interest balance on the line of credit was $817 thousand.  For the years ended September 27, 2015 and September 28, 2014, the total interest expense against the outstanding line of credit balance was $33 thousand and $21 thousand, respectively. During the twelve months ended September 28, 2014, Optex Systems Holdings separately recognized $13 thousand in interest income related to financing fees on a foreign sale. There was zero interest income recognized for the twelve months ended September 27, 2015.

Issuance of Convertible Notes

On November 17, 2014, Optex Systems Holdings entered into a Subscription Agreement (the “Agreement”) to sell up to $2.1 million principal amount of convertible promissory notes (“Notes”) to several accredited investors (the “Investors”) in a private placement pursuant to which the Investors purchased a series of Notes with an aggregate principal amount of $1,550 thousand. An additional convertible promissory note for $10 thousand was issued to the placement agency in consideration for placement services on the transaction. The terms are consistent for each of the notes issued as follows:

•	The notes bear interest at a rate of 12% per annum and mature two years after the date of the issuance.
•	The interest is due either in cash or, at its option, through stock, or a combination at the option of Optex Systems Holdings.
•	The notes are convertible at the option of the note holders at any time into shares of Optex Systems Holdings’ common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $0.0025 per share. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares.
•	All or part of the then remaining principal amount of the notes may be prepaid at any time at a price equal to 125% of the sum of the remaining principal amount of the notes to be prepaid plus all accrued and unpaid interest thereon.
•	The converted stock may not exceed 3.33% of beneficial ownership for any holder or attribution parties.
•	The agreement also requires the Optex Systems Holdings to affect at least a 1:350 reverse split of its common stock no later than 90 days from November 17, 2014.
•	The conversion price of the notes is subject to “full ratchet” anti-dilution adjustment for subsequent lower price issuances by Optex Systems Holdings, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.
•	The notes contain certain customary negative covenants and events of default, including, but not limited to, Optex Systems Holdings’ failure to pay principal and interest, material defaults under the other transaction documents, bankruptcy, and Optex Systems Holdings’ failure to deliver Common Stock certificates after a conversion date.

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

Optex Systems, Inc. incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected in the balance sheet and cash flow statement as debt issuance costs and are amortized to interest expense across the term of the notes based on the effective interest method. For the twelve months ending September 27, 2015 the amortized interest expense related to the debt was $146 thousand, respectively and the unamortized debt issuance costs were zero.

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with respect to its Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 shares of Series B Preferred Stock issuable thereunder. The amendment was approved by the Company’s Board of Directors under Article FOURTH of its Certificate of Incorporation, as amended.  The stated value of each share of Series B Preferred Stock is $1,629, and each share of Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.0025. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares. Holders of the Series B Preferred Stock receive preferential rights in the event of liquidation to other classes of preferred and common stock of the Company other than the Company’s Series A Preferred Stock. Additionally, the holders of the Series B Preferred Stock are entitled to vote together with the common stock and the Series A Preferred Stock on an “as-converted” basis.

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Note 12 — Stock Based Compensation

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of September 27, 2015, Optex Systems Holdings has granted stock options to officers and employees as follows (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 9/27/15	Date	Period

03/30/09	1,415	$150.00	1,415	03/29/2016	3 years
05/14/09	1,267	$150.00	1,073	05/13/2016	4 years
12/09/11	46,070	$10.00	35,370	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	73,752		62,858

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $140 thousand and $105 thousand for the twelve months ended September 27, 2015 and September 28, 2015, respectively. The $140 thousand of compensation expense recorded during the twelve months ending September 27, 2015 included $57 thousand of expenses directly attributable to the early vesting of 7,500 shares on the resignation of the Chairman of the Board on November 19, 2014.

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 29, 2013	48,248	$—	3.56	—
Granted – 2014	25,000	$10.00	5.22	$200
Forfeited – 2014	(5,336)	$—		—
Exercised – 2014	(5,000)	$10.00		—
Outstanding as of September 28, 2014	62,912	$—	3.41	—
Granted – 2015	—	$		$
Forfeited – 2015	(54)	$		—
Exercised – 2015	—	$		—
Outstanding as of September 27, 2015	62,858		2.32	$—

Exercisable as of September 28, 2014	20,202	$—	1.76	$—

Exercisable as of September 27, 2015	40,266	$—	1.45	$—

There were zero and 25,000,000 options granted in the twelve months ended September 27, 2015 and September 28, 2014, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 29, 2013	30,548	$7.00
Non-vested granted — year ended September 28, 2014	25,000	$8.00
Vested — year ended September 28, 2014	(7,502)	$—
Forfeited — year ended September 28, 2014	(5,336)	$—
Non-vested as of September 28, 2014	42,710	$7.58
Non-vested granted — year ended September 27, 2015	—	$—
Vested — year ended September 27, 2015	(20,064)	$7.50
Forfeited — year ended September 27, 2015	(54)	$—
Non-vested as of September 27, 2015	22,592	$7.66

As of September 27, 2015, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the plan was approximately $159 thousand.  These costs are expected to be recognized on a straight line basis through December 2017.

There were no equity instruments issued to consultants and vendors in fiscal years 2015 and 2014.

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

As of September 27, 2015, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 9/27/15	Expiration Date	Term
Avidbank — Line of Credit	3/4/2010	1,000	$100.00	1,000	3/3/2016	6 years
Total Warrants		1,000		1,000

During the periods ended September 27, 2015 and September 28, 2014, Optex Systems Holdings recorded a total of $0 and $0 thousand in interest expense related to the outstanding warrants and has an unamortized interest balance of zero as of September 27, 2015.  These warrants are not included in the computation of weighted average of shares for year ended September 27, 2015 and September 28, 2014 as it would be anti-dilutive due to the net loss attributable to common shareholders incurred during the respective years.

Note 13 —  Stockholders Equity

Common stock

On August 31, 2015 the Company’s board of directors approved a reverse stock split of our common stock, in a ratio to be determined by the board of directors, of not less than 1-for-400 nor more than 1-for-1000. On October 6, 2015, 20 calendar days had passed since the mailing to our shareholders of the Definitive Schedule 14C filed on September 11, 2015 regarding the approval by board of the reverse stock split. On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. Pursuant to the reverse split, all shareholders of less than 100,000 pre-split common shares, were issued a round lot quantity of 100 common shares post split. The total share round up quantity related to the reverse split resulted in an additional issue of 139,953 common shares post-split. All share and related option information has been retroactively adjusted to reflect the decrease in shares resulting from this action. Additional funds were reclassified from the common stock to additional paid in capital to reflect the change in total par value represented by the lower common shares after the reverse split. The par value of the common stock outstanding shall remain at $0.001 per share subsequent to the reverse split action.

As of September 29, 2013, Optex Systems had 170,914 common shares outstanding. During the twelve months ending September 28, 2014 Alpha Capital Anstalt converted 14.58 shares of Series A preferred stock at a stated value of $6,860 into 10,000 shares of its Common Stock at a conversion price of $10.00 per share for a converted value of $100,000 and a former director exercised 5,000 options at $10.00 per share in a net exchange for 3,567 common shares. The outstanding common shares as of September 28, 2014 were 310,867.

Pursuant to the October 7, 2015 reverse split, there was an additional 139,953 shares issued to preserve round lots of 100 shares for all lot holders holding less than 100,000 pre-split, or 100 post-split shares common shares. An adjustment to common stock par value and additional paid in capital was recorded to reflect the change in values as a result of the reverse split. The table below reflects the changes to common shares and equity accounts as a result of the 1000:1 reverse split as of September 28, 2014.

	(Thousands except share data)
	Shares	Common Stock	Additional Paid
	Outstanding	Par $0.001	in Capital

Balance as of September 28, 2014	170,913,943	$171	$18,184

1000:1 Reverse split effective October 7, 2015	170,914	-	171
Roundup Quantity for holders less than 100	139,953	-	-
Common shares after reverse split as of September 28, 2014	310,867	$-	$171

Change in common shares	(170,603,076)	$(171)	$171

On March 29, 2015, we issued 1000 shares of our series B preferred stock in exchange for convertible notes. On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. The outstanding common shares as of September 27, 2015 were 314,867. There were no other issuances of common or preferred stock during the twelve months ended September 27, 2015.

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

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $0.15 per share. The dividends were subsequently waived and the price per share was reset to $0.01 on February 21, 2012 as discussed below. On November 17, 2014 an exercise price per share ratchet was triggered by the issuance of convertible notes with a lower conversion price and the exercise price was reset to $0.0025 per common share Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 29, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock was automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of the years ended September 27, 2015 and September 28, 2014, there were no preferred dividends payable. As of September 27, 2015 and September 28, 2014 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems Holdings had 1,001 of preferred shares outstanding as of September 27, 2015 and 1,001 of preferred shares outstanding as of September 28, 2014 respectively.

As of April 3, 2015, a majority in interest of the holders of the Series A preferred stock has waived the right to convert its Series A preferred stock into Company common shares until such a time as a reverse stock split of the Company’s stock is effected in sufficient ratio to accommodate full conversion of both Series A and Series B preferred stock from authorized and unissued shares. On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. Based on the price reset to $2.50 per common share, there are 75.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which are subject to immediate conversion at the discretion of the holder. In the twelve months ending September 27, 2105, Optex Systems Holdings has recognized a $1.5 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature for the 75.5 preferred shares issued and not covered by the conversion waiver and blocker agreement. The remaining 926 outstanding Series A preferred shares will become convertible to common shares based on a future event. Based on the market price of the common stock of $7.00 (adjusted for 1000:1 reverse split) as of September 25, 2015, these preferred shares are subject to an additional $11.4 million retained earnings adjustment for dividends on the earliest potential conversion date as they become convertible.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1,629 (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $0.0025 per share as adjusted from time to time; (v) voting rights: votes along with the common stock on an as converted basis with one vote per share; and (vi) par value of $0.001 per share. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares.

On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share and was reset to $2.50 per share pursuant to the October 7, 2015 1000:1 reverse stock split. On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. As of September 27, 2015, there were 994 shares of Series B preferred shares outstanding.

At the time of issuance, the market value of the common stock was $10.00 ($0.01 pre split). As the conversion rate of $2.50 ($0.0025 pre split) was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings and additional paid in capital adjustment for the intrinsic value, “in the money portion”, of the conversion options at inception. For the twelve months ending September 27, 2015 Optex Systems Holdings recognized a retained earnings dividends and additional paid in capital adjustment of $4.9 million, which represented the intrinsic value of the options at the commitment date.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Note 14 — Income Taxes

The income tax provisions as of September 27, 2015 and September 28, 2014 include the following:

	(Thousands)
	2015	2014
Current income tax expense:
Federal	$—	$—
State
	$—	$—
Deferred income tax provision (benefit):
Federal	$(539)	$(331)
State
Change in valuation allowance	539	1,408

Provision for (Benefit from) income taxes, net	$-0-	$1,077

The income tax provision for Optex Systems as of September 27, 2015 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2015	%	2014	%

Tax provision (benefit) at statutory federal rate	$167	34	$(334)	(34)%
Nondeductible expenses	11	2	3	0%
Gain on asset purchase (Applied Optics Center)	(717)	(146)
Change in valuation and other	539	110	1,408	143%
Provision for (Benefit from) income taxes, net	$-0-	-0-	$1,077	109%

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset — Long Term
	As of September 27, 2015	As of September 28, 2014

Stock Options	$242	$195
Inventory Reserve	312	228
Unicap	37	39
Contract Loss Reserve	(260)	(275)
Fixed assets	48	27
Goodwill Amortization	1,451	1,612
Intangible Asset Amortization	732	823
Net Operating Losses	2,058	1,449
Other	(34)	(51)
Subtotal	$4,586	$4,047
Valuation allowance	(4,586)	(4,047)
Net deferred asset (liability)-long term	$-0-	$-0-

As of September 27, 2015, the Company has a net operating loss carryforward of $6,049 thousand as compared to net loss carryforwards of $4,263 thousand available as of September 28, 2014.

As of September 28, 2014 management assessed the recoverability of deferred tax assets and determined due to recent and projected loss conditions and the continued downturn in the defense budget spending, that the balance of deferred tax assets may not be realized and increased the valuation allowance reserves by $1.1million during 2014. The valuation allowance reserve was increased by an additional $539 thousand during the twelve months ended September 27, 2015, consistent with the 2015 change in deferred tax assets. As of September 27, 2015 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.6) million against a deferred tax asset of $4.6 million.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in September 27, 2015, September 28, 2014 and September 29, 2013 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

There were no income taxes paid during the fiscal years ended September 27, 2015 or September 28, 2014.

Note 15 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ending September 27, 2015 and September 28, 2014, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended September 27, 2015 and September 28, 2014 were $110 thousand and $74 thousand, respectively. Increased contribution expenses for the twelve months ended September 27, 2015 over the prior year, relate primarily to the acquisition of the Applied Optics Center on November 3, 2014.

Note 16 — Subsequent Events

Resignation of a Director

Effective November 3, 2015, Stanley Hirschman retired as one of our directors.

Reverse Stock Split

On October 6, 2015, 20 calendar days had passed since the mailing to our shareholders of the Definitive Schedule 14C filed on September 11, 2015 regarding the approval by our Board of Directors and shareholders of a reverse stock split of our common stock, in a ratio to be determined by our board of directors, of not less than 1-for-400 nor more than 1-for-1000 and on October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. All warrant, option, share and per share information in this annual report gives retroactive effect for a 1-for-1000 split. All numbers in these financial statements and in this Annual Report on Form 10-K to which these financial statements are appended gives effect to all financial information as if the reverse split had occurred on the date reported, except as otherwise noted.

Common Share Issue – Board of Directors

On November 5, 2015, pursuant to the Board of Directors resolution on July 14, 2015, Optex Systems issued 99,000 common shares to the independent board members. Each independent board member was issued 21,000 shares, with 7,000 shares immediately vested, and the remaining 14,000 shares to be vested over two years, at 50% per year on the grant date anniversary. Each committee chair member was granted an additional 5,000 shares, which were immediately vested on issuance.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 27, 2015, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 27, 2015, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 27, 2015. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 27, 2015.  We have thus concluded that our internal control over financial reporting was effective as of September 27, 2015.

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

Our company is led by Danny Schoening, who has served as COO since 2009 and was appointed CEO in 2013, and Peter Benz who was appointed as a Director by its Board of Directors and was also elected as Chairman of the Board of Directors on November 19, 2014.

As of December 11, 2015, our board of directors consists of six active directors which includes four independent directors and two internal directors as discussed below.

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that having a separate Chief Executive Officer (principal executive officer) and Chairman is the correct form of leadership for us. We believe that due to our small size bifurcating the leadership role provides for a second point of view and oversight rather than consolidating the role in one individual, who is also tasked with our day to day affairs. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management.

We do not currently consider diversity in identifying nominees for director. Due to our small size, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our current officers and directors were appointed on March 30, 2009, the closing date of the reorganization, except as otherwise noted.

The following table sets forth certain information with respect to the directors and executive officers of us:

Name	Age	Position
Peter T. Benz(2)	55	Chairman of the Board and Director
Kerry Craven(3)	44	Director
David Kittay(3)	51	Director
Owen Naccarato(3)	65	Director
Charles Trego(3)	65	Director
Stanley A. Hirschman(4	68	President, Secretary, Treasurer & Director
Danny Schoening	50	Chief Executive Officer, Chief Operating Officer and Director
Karen L. Hawkins(1)	50	Chief Financial Officer

____________

(1)	Effective November 19, 2014, Karen Hawkins, formerly our Vice President of Finance and Controller, was appointed as our Chief Financial Officer.
(2)	Also effective November 19, 2014, Peter Benz was appointed as a Director by our Board of Directors and was also elected as our Chairman of the Board of Directors.
(3)	Elected as a director effective as of May 27, 2015 and is an independent director as such term is defined under NASDAQ Listing Rule 5605(b)(2) and Exchange Act Rule 10A-3.
(4)	Effective November 3, 2015, Stanley Hirschman resigned as one of our directors.

Peter T. Benz. On November 19, 2014, Peter Benz was appointed as one of our Directors and was also elected as our Chairman of the Board of Directors. Mr. Benz serves as Chairman and Chief Executive Officer of Viking Asset Management, LLC and is a member of the Investment Committee. His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. Mr. Benz currently serves as a director for usell.com, Inc, Starboard Resources, Embark Holdings and IDI, Inc. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz is a graduate of Notre Dame University. The Board of Directors has determined that Mr. Benz is suited to be a director because of his capital markets experience.

Kerry Craven is an effective financial leader with Fortune 100 industry accounting experience. She has served as the Controller for the Actives division of Finisar Corporation since 2004. She currently provides financial leadership for locations in Allen, TX and Fremont, CA. Prior to joining Finisar, Ms. Craven worked for Honeywell International for 11 years in locations in Illinois, Texas, North Carolina and Minnesota. Ms. Craven has experience in cost accounting, budgeting, financial planning, financial analysis, SOX compliance, financial reporting, and strategic planning. Ms. Craven holds a Bachelor of Science in Accounting from Northern Illinois University and an MBA degree from Northern Illinois University and is a licensed CPA in the state of Texas. Our board of directors has determined that Ms. Craven is suited to sit on our Board because of her financial reporting experience.

David Kittay, is an experienced investment banker and asset manager. Mr. Kittay is Senior Vice President of North View Investment Banking Group responsible for facilitating the investment banking activities of the firm including relationship cultivation, mergers and acquisitions, capital formation, financial structuring and solutions. Additionally, he serves as Special Consultant to Beechwood Re, a reinsurance company based in New York. In October 2008 he co-founded Summerline Asset Management, a specialty investment firm, with which he has been involved on a continuous basis since 2008, which works with non-investment grade public and private companies requiring financing ranging from $5 to $100 million. Mr. Kittay holds a Bachelors of Arts from Ithaca College, Ithaca, New York and is a graduate of New York Law School holding his Juris Doctorate degree.

Our board of directors has determined that Mr. Kittay is suited to sit on our Board because of his long term experience with the capital markets.

Owen Naccarato, Esq., CPA and MBA, has for the last sixteen years been a practicing attorney, with his own firm, specializing in corporate and securities law. Mr. Naccarato specializes in SEC matters. Prior to practicing law, Mr. Naccarato has over twenty years of experience holding various high level financial and accounting positions with Fortune 500 and smaller firms in the manufacturing, leasing, consumer/commercial financing and real estate industries. Mr. Naccarato is a member of the ABA, the California State Bar, the Los Angeles County Bar and the Orange County Bar. Mr. Naccarato also earned a BS in Accounting from Northern Illinois University, an MBA from DePaul University and was a certified public accountant, having articulated in the State of Illinois. Our board of directors has determined that Mr. Naccarato is suited to sit on our Board because of his long standing capital markets experience.

Charles R. Trego, is currently a director (and former chief financial officer) of Axion Power International, Inc., a battery technology company based in New Castle, PA, and has served in various positions with Axion since 2010. He most recently served as Executive Vice President and Chief Financial Officer of Minrad International, an Amex-listed pharmaceutical and medical device company in Orchard Park, NY. Minrad was acquired by India’s Piramal Healthcare in early 2009, and Trego was an integral part of the acquisition strategy and managed the bridge financing through the transition. He served as a consultant providing financial management services to several companies from April 2009 to February 2010. Prior to that, from 2005 to 2008, he was Senior Vice President and Chief Financial Officer of Elmira NY-based Hardinge Inc, a Nasdaq-listed global machine tool company ($327 million in annual revenue), and from 2003 to 2005 he was Chief Financial Officer and Treasurer of Latham NY-based Latham International ($180 million in annual revenue), a privately held manufacturer and marketer of swimming pool components, His career began with a position as Senior Auditor with Ernst & Whinney in Dayton, and continued with financial officer positions with increasing responsibility with Ponderosa Inc., Bojangles of America, Rich Sea Pak, Rymer Foods and Rich Products Corporation. During his 14-year tenure as Chief Financial Officer at Rich Products, revenue increased from $650 million to more than $1.8 billion. He has over 30 years of experience as a financial officer of global middle businesses across several industries and includes private (family), public and private equity ownership structures. He has served as the chief financial officer of startup, turnaround, restructuring and growth businesses with revenue ranging from $25 million to $2 billion. Trego graduated from the University of Dayton in 1972 (BS in Accounting) and in 1978 (MBA). He achieved his CPA designation in 1973 from the State of Ohio. The Company has determined that Mr. Trego should serve as a director due to his long term finance and accounting experience.

Danny Schoening. Mr. Schoening joined Optex Systems, Inc. (Texas) in January 2008. Upon the acquisition of the assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware), Mr. Schoening became the COO of Optex Systems, Inc. (Delaware) (as of September 28, 2008) and he commenced service with Optex Systems Holdings as its Chief Operating Officer as of the date of the reorganization, March 30, 2009 and was appointed Chief Executive Officer and as a Director in 2013. He has been instrumental in establishing the systems and infrastructure required to continue Optex System’s rapid growth. This activity was rewarded with Optex System’s recent ISO 9001:2000 Certification. From February 2004 to January 2008, Danny was the Vice President of Operations for The Finisar Corporation AOC Division for 4 years where he led a team of up to 200 employees to produce vertical cavity lasers for the data communications industry at production rates of hundreds of thousands of units per week. Prior to Finisar, Danny was the Director of Operations for multiple divisions of Honeywell International. Serving the Automotive, Medical, Aerospace, and Consumer Commercial Markets. During this 17 year period, Danny was recognized with Honeywell’s Lund Award, their highest award for developing employee resources. Danny has a broad experience level in the following technologies: Mechanical Assembly Processes, Micro-Electronic Assembly Processes, Laser Manufacturing, Plastic Molding, Metal Machining, Plating, Thick Film Printing, Surface Mount Technology, Hall Effect Technology and MEMS based Pressure Devices. Danny received a Bachelor’s of Science in Manufacturing Engineering Technology from the University of Nebraska, an MBA from Southern Methodist University, and holds three U.S. patents. The Board of Directors has determined that Mr. Schoening is suited to sit on our Board because of his industry experience and as he is the CEO.

Karen L. Hawkins. On November 19, 2014, Karen Hawkins was appointed as our Chief Financial Officer. Ms. Hawkins had previously served as our Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins has over 25 years’ experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 18 years direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics — Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March, 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3 year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986 and became a Certified Public Accountant in 1992.

Stanley A. Hirschman. (Resigned effective November 3, 2015) Mr. Hirschman served as a Director and President of Optex Systems, Inc. (Delaware) since September 28, 2008 and assumed the same roles on behalf of us on March 30, 2009, in which roles he is committed to providing Optex his management experience and provides direction and oversight of other executive officers and management. From 1997 to 2009, he was president of CPointe Associates, Inc., a Plano, Texas consulting group, and provided consulting and governance services to small public companies. Since February 2009 he has been the majority beneficial owner of Sileas Corp, our majority shareholder. During the past five years, Mr. Hirschman has also sat on the Board of Directors of Axion Power International, Inc. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail software store chain, from 1989 until 1996. He has also held executive positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, regularly participates in the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers. Our Board has determined that Mr. Hirschman is suitable for our Board due to his long term management and corporate governance experience.

Family Relationships

There are no family relationships among the officers and directors.

Presiding Director

Our Chairman, Merrick Okamoto, as Chairman, acted as the presiding director at meetings of our board of directors during the fiscal years ended 2014 and 2013. Effective as of November 19, 2014, Peter Benz took over as the Chairman and presiding director of the board meetings. In the event that the Chairman is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the directors in attendance.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held two meetings (including special meetings) and took action by unanimous written consent four times during our fiscal year ended September 27, 2015.

Board Committees

On July 14, 2015, our board of directors confirmed the appointment of the following independent directors to serve on the following committees of our board of directors:

Audit Committee: Charles Trego (Chair), Kerry Craven and David Kittay

Compensation Committee: Owen Naccarato (Chair), David Kittay and Kerry Craven

Nominating Committee: David Kittay (Chair), Kerry Craven, Owen Naccarato and Charles Trego.

The board also acknowledged the charters for each committee which are approved.

Mr. Trego has also been determined to be the Audit Committee financial expert, a position for which he qualifies as a long time chief financial officer of public reporting companies.

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

Board Independence

Our board of directors has determined that four of our directors would meet the independence requirements of the Nasdaq Capital Market, if such standards applied to the Company. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

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

Summary Compensation Table

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our principal executive officer, principal financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods. These officers are referred to herein as the “named executive officers.” Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last two fiscal years.

Name and					Option	All Other
Principal		Salary	Bonus	Stock	Awards ($)	Compensation	Total
Position	Year	($)	($)	Awards ($)	(1)	($)	($)
Stanley A. Hirschman,	2015	$61,084	$-	$-	14,971	$-	$76,055
President	2014	61,033	-	-	15,766	-	76,799
	2013	79,334	-	-	7,968	-	87,302

Danny Schoening,	2015	$213,754	$-	$-	29,941	$-	$243,695
CEO	2014	225,261	42,375	-	31,531	-	299,167
	2013	218,856	-	-	5,115	-	223,971

Karen Hawkins	2015	$162,571	$-	$-	14,971	$-	$177,542
CFO	2014	160,422	11,931	-	15,766	-	188,119
	2013	160,178	7,839	-	16,636	-	184,653

 ____________

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2013 through fiscal 2015, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.

Option Grants in Last Fiscal Year

On December 19, 2013, our Board of Directors authorized an amendment to our Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer. The options are exercise prices of $10 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of us, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of us, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of us. There were no other plan based awards made to our named executive officers during the fiscal year ended September 28, 2015 or for the fiscal year ended September 29, 2014.

Employment Agreement

We entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term has automatically renewed through December 1, 2016. The term of the agreement shall be automatically extended for successive 18 month periods, unless we shall provide a written notice of termination at least ninety (90) days, or the Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, we paid to Schoening a base salary at the annual rate of $190,000, and his base salary for the first renewal term has continued at the same rate. On December 9, 2011, the Board of Directors authorized a six percent increase in Schoening’s base salary effective January 1, 2012. On December 19, 2013, the Board of Directors of us authorized a five percent increase in Schoening’s base salary effective January 1, 2014. Schoening was paid a one-time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,415 options to purchase common stock at an exercise price of $150 per share at the time of the closing of the reorganization.

On each subsequent renewal date of the commencement of employment, Schoening’s base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine. During the term of the agreement, Schoening shall be entitled to receive bonuses of up to 30% of his base salary per year at the discretion of our Board of Directors pursuant to performance objectives to be determined by the Board of Directors. Any bonuses shall be payable in cash and shall be paid within ninety (90) days of any year anniversary of the date of the agreement. Upon closing of the reorganization, we granted Schoening stock options equal to 1% of the issued and outstanding shares immediately after giving effect to the reorganization, with 34% of the options having vested on March 30, 2010, and 33% of the options having vested on March 31, 2011 and 33% of the options having vested on March 31, 2012.

The employment agreement events of termination consist of: (i) death of Mr. Schoening; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Mr. Schoening for good reason (including breach by us of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Mr. Schoening, Mr. Schoening shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

•	On December 19, 2013, pursuant to the compensation bonus agreement in the Board of Directors Resolution dated January 3, 2013, Danny Schoening, CEO, was awarded an executive compensation incentive bonus payout in the sum of $42 thousand.

•	On December 19, 2013, the Board of Directors of us, Inc. approved a performance based compensation bonus agreement for Danny Schoening, CEO, for the fiscal year ending September 28, 2013 with payout milestones from 5% to 25% for achieved revenues of $13 million through $20 million and EBITDA targets of $0 to $800 thousand.

•	On December 19, 2013 the Board of Directors authorized salary increase of 5% to Danny Schoening, CEO, effective January 1, 2014.

We do not have any other employment agreements with our executive officers and directors.

Equity Compensation Plan Information

We currently have an option compensation plan covering the issuance of both incentive and nonstatutory options, determined at the time of grant, for the purchase of up to 75,000 shares, which was increased from 50,000 shares on December 19, 2013. The purpose of the Plan is to assist us in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of us and our subsidiaries, and directors and consultants of us and our subsidiaries, to achieve long-term corporate objectives. There are 75,000, shares of common stock reserved for issuance under this Plan. As of September 27, 2015, we had issued 73,752 share options under this Plan of which 5,894 shares had forfeited and 45,266 shares had vested, and 5,000 shares had been exercised as of September 27, 2015. On December 19, 2013, the Board of Directors authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer.

The outstanding options include 51,608 options that are currently vested and exercisable as of December 11, 2015, and 3,750 options that will vest within 60 days (on December 18, 2015). The vested options represent potential future cash proceeds to our company of $901,900. There are no additional options that will become vested and exercisable within 60 days. The remaining options will vest and become exercisable over the next year. The following table provides summary information on our outstanding options as of December 11, 2015.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2009 Employee & officer plan options	2,488	$150.00	$373,200	—	$150.00	$—
FY2012 Employee & officer plan options(1)	10,370	10.00	103,700	—	10.00	$—
FY2012 Directors plan options(1)	25,000	10.00	250,000	—	10.00	—
FY2014 Directors plan options(2)	15,000	10.00	150,000	5,000	10.00	50,000
FY2014 Employee & officer plan options(2)	2,500	10.00	25,000	2,500	10.00	25,000
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	55,358	$16.29	$901,900	7,500	$10.00	$75,000

____________

(1)	Includes 27,705 options that were vested and exercisable as of fiscal year ended September 27, 2015 and 6,415 options that became vested and exercisable as of December 9, 2015. The FY2012 directors plan options also include 1,250 options, for Stan Hirschman, former director, which became fully vested as of November 3, 2015, pursuant to a December 8, 2015 Board of Directors meeting.
(2)	Options granted by the Board of Directors as of December 19, 2013. Includes 10,000 options that were vested and exercisable as of fiscal year ended September 27, 2015, and 3,750 options that will become vested and exercisable as of December 18, 2015. The FY2014 directors plan options also include and 3,750 options for Stan Hirschman, former director, which became fully vested as of November 3, 2015, pursuant to a December 8, 2015 Board of Directors meeting.

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards as of September 27, 2015

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	Number Exercisable	Number Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes

Danny Schoening	1,415	—	1,415	150.00	3/29/2016		(1)
	7,500	2,500	10,000	10.00	12/8/2018		(3)
	2,500	7,500	10,000	10.00	12/19/2020		(4)

Karen Hawkins	250		250	150.00	5/13/2016		(2)
	3,750	1,250	5,000	10.00	12/8/2018		(3)
	1,250	3,750	5,000	10.00	12/19/2020		(4)

Stan Hirschman	3,750	1,250	5,000	10.00	12/8/2018		(3)
	1,250	3,750	5,000	10.00	12/19/2020		(4) (5)

Merrick Okamato	5,000	—	5,000	10.00	12/8/2018		(3)
	5,000	—	5,000	10.00	12/19/2020		(4) (5)

____________

(1)	Options granted on March 30, 2009 pursuant to employment agreement and reverse Merger. Shares were vested over 3 years at a rate of 34%, 33% and 33% for each respective anniversary date subsequent to 2009 and expire after seven years. As of September 27, 2015 100% of the options had vested.

(2)	Options granted on May 18, 2009 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2009 and expire after seven years. As of September 27, 2015 100% of the options had vested.
(3)	Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of September 27, 2015 50% of the options had vested and an additional 25% of the total granted options had vested and became exercisable on December 9, 2014.
(4)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of September 27, 2015, 25% of the options had vested and 25% of the total granted options had vested and became exercisable on December 19, 2014.
(5)	Merrick Okamato resigned as an officer on November 19, 2014, upon resignation, the board approved vesting of 100% of his outstanding unvested options. Stan Hirschman resigned as an officer effective on November 3, 2015, On December 8, 2015, the board of directors approved vesting of 100% of his outstanding unvested options effective on his resignation.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 28, 2014.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 28, 2014.

Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)(2)	($)	Earnings ($)	($)	Total ($)
Stanley A. Hirschman(2)	—	—		—	—	—	—
Merrick Okamoto(1)	30,000	—	15,766	—	—	—	45,766
Danny Schoening (2)	—	—		—	—	—	—

____________

(1)	Director Fees paid monthly from October 2013 through September 2014. Mr. Okamoto was paid $2,500 monthly as an Independent Director. He resigned effective November 19, 2014. New independent directors are paid $3,000 per quarter, plus $500 for each attended meeting.
(2)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2013, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2013 audited financial statements. Stanley A. Hirschman and Danny Schoening option awards have been separately reported as Executive Compensation on the summary compensation table.

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

With the exception of Stan Hirschman and Danny Schoening, our directors are compensated separately for service as members of our board of directors. As of February 1, 2010, Mr. Hirschman was paid a salary from Optex Systems Holdings as disclosed in the executive compensation table above.

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

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 27, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley A. Hirschman(2)	—	—		—	—	—	—
Merrick Okamoto(1)	5,000	—	57,495	—	—	—	62,495
Danny Schoening(2)	—	—		—	—	—	—
Peter Benz (4)	—	—		—	—	—	—
Chuck Trego (3)	4,000	—		—	—	—	4,000
David Kittay(3)	4,000	—		—	—	—	4,000
Owen Naccarato(3)	3,500	—		—	—	—	3,500
Kerry Craven(3)	3,500	—		—	—	—	3,500

____________

(1)	Director fees paid monthly from October 2014 through November 2015. Mr. Okamoto was paid $2,500 monthly as an Independent Director. He resigned effective November 19, 2014.
(2)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2015, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements. Stanley A. Hirschman and Danny Schoening option awards have been separately reported as Executive Compensation on the summary compensation table. Includes compensation cost related to early vesting of 3,750 shares on resignation effective November 19, 2014.
(3)	Director fees paid quarterly from July 2015 through September 2015. Each independent director receives $1,000 for each month served, paid quarterly, and $500 for each meeting attended. From July through September 2015, there was one board meeting and one audit committee meeting held.
(4)	Peter Benz is serving as a non-independent director or does not receive director fees for his services.

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

With the exception of Peter Benz, Stan Hirschman and Danny Schoening, our directors are compensated separately for service as members of our board of directors. As of February 1, 2010, Mr. Hirschman was paid a salary from Optex Systems Holdings as disclosed in the executive compensation table above.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 27, 2015.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 11, 2015, we had 429,898 shares of common stock, 1,001 shares of Series A preferred stock and 994 shares of Series B Preferred Stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 11, 2015, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our four new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of September December 11, 2015 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Preferred Conversion(1)(5)	Combined Ownership	Percentage of Outstanding Shares

5% Holders	Alpha Capital (2)	10,026	457,795	467,821	12.1%
	Sileas Corporation (1)(3)(4)	102,185	2,541,070	2,643,255	68.4%

Directors and Officers:	Stanley Hirschman (1)(3)(10)	112,185	2,541,070	2,648,255	68.6%
	Danny Schoening (1)(6)(8)	118,600	2,541,070	2,654,669	68.8%
	Karen Hawkins (9)	7,750	—	5,250	0.2%
	Chuck Trego (11)	26,000	—	26,000	0.7%
	David Kittay (11)	26,000	—	26,000	0.7%
	Owen Naccarato (11)	26,000	—	26,000	0.7%
	Kerry Craven (11)	21,000	—	21,000	0.5%
	Peter Benz (Longview Fund) (7)	1,350	—	1,350	*

Directors and officers as a group (7 Individuals)		236,700	2,541,071	2,777,770	71.8%

____________

1	As of April 3, 2015, Sileas has waived the right to convert its Series A preferred stock into Company common shares until such a time as a reverse stock split of our stock is effected in sufficient ratio to accommodate full conversion of both Series A and Series B preferred stock from authorized and unissued shares which occurred on October 7, 2015. In addition Sileas entered into a Blocker Agreement with us pursuant to which the Series A preferred stock shall not be convertible by Sileas into our common stock, and we shall not effect any conversion of the Series A Stock or otherwise issue any shares of our common stock pursuant hereto, to the extent (but only to the extent) that after giving effect to such conversion or other share issuance hereunder Sileas (together with its affiliates) would beneficially own in excess of 9.99% our common stock.
2	Represents shares held by Alpha Capital Anstalt, which is located at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Before closing of the offering contemplated by this annual report, Alpha Capital Anstalt will enter into a blocker agreement with us pursuant to which it shall agree to not beneficially own 9.9% of our issued and outstanding common stock. Prior to this new blocker agreement, Alpha Capital Anstalt is subject to blocker provisions limiting it from converting its preferred stock into more than 4.9% of our issued and outstanding common stock.
3	Represents shares held by Sileas of which Stanley Hirschman, a Director/Officer Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening.
4	Sileas’ ownership interest in us has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of us is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Our common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.
5	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder. Sileas Corporation holds 926 of the preferred Series A shares which are convertible into 2,541,070 common shares. Alpha Capital Anstalt owns the remaining 75.5 preferred Series A shares convertible into 207,158 common shares and 384.61 shares of the preferred Series B shares which are convertible into 250,637 common shares.

6	Represents 102,185 shares held by Sileas of which Mr. Schoening, an Officer of us, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.
7	Includes 1,350 shares of Common Stock held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Peter Benz, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.
8	Includes options to purchase 16,415 shares of our common stock which have vested and are currently exercisable.
9	Represents options to purchase 7,750 shares of our common stock which have vested and are currently exercisable.
10	Includes options for Mr. Hirschman to purchase 10,000 shares each of our common stock which have vested and are currently exercisable
11	On November 5, 2015, pursuant to the Board of Directors resolution on July 14, 2015, Optex Systems issued 99,000 common shares to the independent board members. Each independent board member was issued 21,000 shares, with 7,000 shares immediately vested, and the remaining 14,000 shares to be vested over two years, at 50% per year on the grant date anniversary. Each committee chair member was granted an additional 5,000 shares, which were immediately vested on issuance.

Item 13  Certain Relationships and Related Transactions, and Director Independence

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

Secured Promissory Notes and Common Shares Issued in connection with Purchase by Optex Systems, Inc. (Delaware)

In connection with the public sale of the Optex Systems, Inc. (Texas) assets to Optex Systems, Inc. (Delaware), Optex Systems, Inc. (Delaware) delivered to each of Longview and Alpha a Secured Promissory Note due September 19, 2011 in the principal amounts of $5,409,762 and $540,976, respectively. Each Note bears simple interest at the rate of 6% per annum, and the interest rate upon an event of default increases to 8% per annum. After 180 days from the issue date, the principal amount of the Notes and accrued and unpaid interest thereon may be converted into Optex Systems, Inc. (Delaware) common stock at a conversion price of $1.80 per share (pre-split and pre-reorganization price). The Notes may be redeemed prior to maturity at a price of 120% of the then outstanding principal amount plus all accrued and unpaid interest thereon. The obligations of Optex Systems, Inc. (Delaware) under the Notes are secured by a lien against all of the assets of Optex Systems, Inc. (Delaware) in favor of Longview and Alpha. In addition, Optex Systems, Inc. (Delaware) issued common stock to each of Longview and Alpha in the quantities of 45,081,350 and 4,918,650, respectively (pre reverse split numbers as historical). On October 30, 2008, Alpha sold its Optex Systems, Inc. (Delaware) common stock to Arland Holding, Ltd. On February 20, 2009, Longview sold its Note to Sileas (see below).

Acquisition by Sileas of Longview’s Interests in Optex Systems, Inc. (Delaware) on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, representing 90% of Optex Systems, Inc. (Delaware), in a private transaction. The primary reason for the acquisition was to eliminate shareholder control of us by Longview and to limit any perception of control over the day-to-day operations of us, whether or not such control actually existed. While Longview makes investments in a variety of companies, it strives to invest passively and leave the day-to-day operations of the companies in its investment portfolio to the management teams of those companies. In addition, the acquisition allowed Optex Systems Holdings to avoid potential conflicts of interest or other related business issues that might have adversely affected our operations as a result of Longview’s investments in other companies.

The purchase price for the acquisition was $13,524,405. Sileas issued a purchase money note to Longview for the full amount of the purchase price in exchange for 45,081,350 (pre-split as historical) shares of common stock of us (representing 90% of the outstanding shares) and transfer to Sileas of a note dated December 2, 2008, issued by us to Longview in the principal amount of $5,409,762. No contingent consideration is due the seller in the transaction. The obligations of Sileas under the Note are secured by a security interest in our common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas. On March 27, 2009, Sileas and Alpha (which owned the balance of the $6,000,000 of the notes) exchanged the $6,000,000 aggregate principal amount of notes, plus accrued and unpaid interest thereon, for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

Sileas has no operations or business activities other than holding the stock and notes described above and has no revenues, and it holds no assets other than the stock and notes described above. The management of Sileas believes that the value of its common stock and preferred stock holdings in Optex Systems Holdings will increase over time. Sileas plans to repay Longview, no later than the maturity date, through some combination of a recapitalization of Sileas equity and debt and partial or full liquidation of its interests in Optex Systems Holdings. Sileas will be limited by the extent of our stock price and limitations on ability to resell the stock it owns in Optex Systems Holdings.

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

On June 5, 2015, Sileas Corp. amended its Secured Note, with Longview Fund, L.P., as lender, as follows:

•	The principal amount was increased to $18,022,329 to reflect the original principal amount plus all accrued and unpaid interest to date, and the Secured Note ceased to bear interest as of that date;

•	The maturity date of the note was extended to May 29, 2021; and

•	A conversion feature was added to the Secured Note by which the principal amount of the Secured Note can be converted into our Series A preferred stock, which is owned by Sileas, at the stated value of our Series A preferred stock.

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

Alpha Capital Anstalt Stock Purchase and Preferred Shares Conversions

On February 22, 2012, Alpha Capital Anstalt bought 5,000 shares of us restricted common stock at a purchase price of $10.00 per share for a total purchase price of $50,000. On August 22, 2012, Alpha Capital Anstalt converted 3.64 preferred shares at a stated value of $6,860 into 2,500 shares of common stock at a conversion price of $10.00 per share for a total converted value of $25,000. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock at a conversion price of $10.00 per share for a total converted value of $50,000.

Reorganization/Share Exchange

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc. (Delaware) exchanged their shares of common stock with the shares of common stock of us as follows: (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged by Optex Systems Holdings for 113,333,282 shares (pre-split as historical) of us common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged by Optex Systems Holdings for 1,027 shares of our Series A preferred stock and (iii) the 8,131,667 shares (pre-split as historical) of Optex Systems, Inc. (Delaware) common stock purchased in the private placement, which also occurred on March 30, 2009, were exchanged by Optex Systems Holdings for 8,131,667 shares of the Company’s common stock. The per share price in the private placement was $0.15 per share of common stock, and the closing date was March 30, 2009. Optex Systems, Inc. (Delaware) remains a wholly-owned subsidiary of us.

At the time of the reorganization (all numbers are pre split due to historical context), 25,000,000 shares owned by Andrey Oks, the former CEO, were cancelled. Immediately prior to the closing, 17,449,991 shares of our common stock were outstanding. The 17,449,991 shares derives from the 17,999,995 shares outstanding as of December 31, 2008 plus the 26,999,996 shares issued in conjunction with the 2.5:1 forward stock split authorized by the Sustut Board and shareholders and effected on February 27, 2009 less retirement of Andrey Oks’ 25,000,000 shares and cancellation of 3,800,000 shares previously issued to Newbridge Securities Corporation, shares plus issuance of 1,250,000 shares in payment for two investor relations agreements. The total outstanding common shares of us subsequent to the closing of the reorganization is as follows (1):

Existing Sustut Shareholders	17,449,991
Optex Systems, Inc. (Delaware) shares exchanged	113,333,282
Optex Systems, Inc. (Delaware) Private Placement shares exchanged	8,131,667
Total Shares after reorganization	138,914,940

Cancellation of shares – American Capital Ventures	(700,000)
Private placement – June 29, 2009	750,000
Issuance of shares as consideration – ZA Consulting	480,000
Shares Outstanding on September 27, 2009	139,444,940

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended September 27, 2015 and September 28, 2014, respectively.

Fee Category	2015	2014
Audit Fees (1)	$78,260	$73,260

Audit-Related Fees-registration statement consents (2)	$13,695	$7,237

Tax Fees	$10,500	$9,000

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 27, 2015 and September 28, 2014, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

PART IV

Item 15 Exhibits

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

Exhibit No.	Description
10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description
10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.

(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010
(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended September 28, 2014, filed on March 27, 2012
(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014
(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015
(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015
(25)	Incorporated by reference from our Amendment No. 2 to Form S-1, filed with the SEC on October 9, 2015
(26)	Incorporated by reference from our Amendment No. 1 to Form S-1, filed with the SEC on July 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 15, 2015

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 15, 2015

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Benz
Peter Benz	Chairman and Director	December 15, 2015

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	December 15, 2015

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 15, 2015

/s/ Kerry Craven
Kerry Craven	Director	December 15, 2015

/s/ David Kittay
David Kittay	Director	December 15, 2015

/s/ Owen Naccarato
Owen Naccarato	Director	December 15, 2015

/s/ Charles Trego
Charles Trego	Director	December 15, 2015

