Form 10-Q
period 2015-12-27
Optex Systems Holdings Inc
filed 2016-02-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2016: 331,145 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 27, 2015

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 27, 2015

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 27, 2015 (UNAUDITED) AND SEPTEMBER 27, 2015	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 27, 2015 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 28, 2014 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 27, 2015 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 28, 2014 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

3

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)
	December 27, 2015 (Unaudited)	September 27, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$1,405	$683
Accounts Receivable, Net	1,230	2,866
Net Inventory	5,863	5,713
Prepaid Expenses	264	170

Current Assets	8,762	9,432

Property and Equipment, Net	1,885	1,971

Other Assets
Prepaid Royalties - Long Term	113	120
Security Deposits	23	23

Other Assets	136	143

Total Assets	$10,783	$11,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$655	$575
Accrued Expenses	796	812
Accrued Warranties	28	28
Customer Advance Deposits - Short Term	1,057	1,091
Credit Facility	310	817

Current Liabilities	2,846	3,323

Other Liabilities
Customer Advance Deposits - Long Term	-	65

Other Liabilities	-	65

Total Liabilities	2,846	3,388

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 969 and 994 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 331,145 and 314,867 shares issued and outstanding, respectively)	-	-
Additional Paid-in-capital	26,418	26,394
Accumulated Deficit	(18,481)	(18,236)

Stockholders' Equity	7,937	8,158

Total Liabilities and Stockholders' Equity	$10,783	$11,546

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share data)
	Three months ended
	December 27, 2015	December 28, 2014

Revenue	$3,213	$2,098

Cost of Sales	2,746	1,719

Gross Margin	467	379

General and Administrative Expense	694	687

Operating Loss	(227)	(308)

Gain on Purchased Asset	-	2,110
Change in Fair Value - Derivatives	-	847
Interest Expense	(18)	(5,479)
Other Income and (Expense)	(18)	(2,522)

Loss Before Taxes	(245)	(2,830)

Deferred Income Taxes (Benefit)	-	-

Net Loss After Taxes	(245)	(2,830)

Basic and diluted loss per share	$(0.75)	$(9.10)

Weighted Average Common Shares Outstanding	326,122	310,867

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended
	December 27, 2015	December 28, 2014

Cash flows from operating activities:
Net loss	$(245)	$(2,830)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86	66
Derivative valuation gains	-	(847)
Noncash interest expense	(6)	5,479
Stock compensation expense	24	67
(Increase) decrease of intangible assets	-	(342)
(Increase) decrease in accounts receivable	1,636	(130)
(Increase) decrease in inventory (net of progress billed)	(150)	(1,175)
(Increase) decrease in prepaid expenses	(94)	(1)
Increase (decrease) in accounts payable and accrued expenses	63	236
Increase (decrease) in accrued warranty costs	-	3
Increase (decrease) in customer advance deposits	(99)	(257)
Total adjustments	1,460	3,099
Net cash provided by operating activities	1,215	269

Cash flows from investing activities
Purchases of property and equipment	-	(2,088)
Decrease in prepaid royalties - long term	7	7
Net cash provided by (used in) investing activities	7	(2,081)

Cash flows from financing activities
Proceeds from convertible notes issued	-	1,560
Debt issuance fees	-	(74)
Proceeds (to) from credit facility (net)	(500)	-

Net cash (used in) provided by financing activities	(500)	1,486

Net increase (decrease) in cash	722	(326)
Cash at beginning of period	683	1,685
Cash at end of period	$1,405	$1,359

Supplemental cash flow information:
Cash paid for interest	$24	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising approximately 93,733 square feet. As of December 27, 2015, Optex Systems Holdings operated with 85 full-time equivalent employees.

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

U.S. military spending has been significantly reduced as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, we have continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations and enter new markets.

On October 7, 2015, we effected a 1:1000 reverse split of our issued and outstanding shares of common stock and all share numbers in these consolidated financial statements have been adjusted to give effect to this reverse split.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 27, 2015 and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of December 27, 2015 and September 27, 2015, inventory included:

	(Thousands)

	December 27, 2015	September 27, 2015
Raw Material	$4,129	$4,545
Work in Process	2,754	2,456
Finished Goods	572	304
Gross Inventory	$7,455	$7,305
Less: Inventory Reserves	(1,592)	(1,592)
Net Inventory	$5,863	$5,713

Net inventory increased by $150 thousand during the three months ending December 27, 2015 in support of higher revenues in the current fiscal year.

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

Pursuant to the contract, all substantive milestones events were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the three months ending December 27, 2015 and December 28, 2014 and no unpaid/invoiced customer deposits related to the completed milestone events, respectively.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of December 27, 2015, Optex Systems, Inc. had a balance of $1.1 million in short term customer advance deposits for deliveries to occur within the next twelve months on non-substantive milestone billings.

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

Derivative Financial Instruments: The company accounts for conversion options embedded in convertible notes payable in accordance with ASC 815“Derivatives and Hedging”. Further, subtopic ASC 815-15 “Embedded Derivatives” generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as “Derivative Liabilities” and based on the criteria specified in FASB ASC 815-40“Derivatives and Hedging – Contracts in Entity’s own Equity”. The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton, Binomial Lattice, or Monte Carlo simulation models where applicable and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as “Change in Fair Value – Derivatives” in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of December 27, 2015 and September 27, 2015 the unamortized balance of the intangible assets was zero. See Note 5 “Intangible Assets”.

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

For the three months ended December 27, 2015, respectively, 1001 shares of Series A preferred stock, 969 shares of Series B preferred stock, 62,847 stock options and 1,000 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three months ended December 28, 2014, respectively, 1,001 shares of Series A preferred stock, 447,732 shares of convertible debt, 62,912 stock options and 1,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

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

The purchase price for the acquisition was $1,013.1 thousand, which was paid in full at closing, plus the assumption of certain liabilities associated with the Purchased Assets in the approximate amount of $270.7 thousand. The source of funds for the acquisition consisted of Optex working capital of $213.1 thousand and an advance of $800 thousand from accredited investors which was subsequently consummated on November 17, 2014 through the private placement of convertible notes issued by Optex Systems Holdings in a transaction exempt from registration under Section 4(2) of the Securities Act. See Note 8 “Issuance of Convertible Notes”.

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

The intangible assets include finite-life intangibles associated with undelivered customer backlog as of the acquisition date and was valued using the income approach methodology that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  The cash flow projections took into effect the expected net sales from the customer backlog as of November 3, 2014 and the corresponding expenses against those sales in the respective periods. The shipments against the customer backlog were delivered between January and June of 2015, and as such, the intangible amortization against those shipments was complete by June 2015. As of September 27, 2015 the balance in unamortized intangible assets was zero.

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

As a result of the asset purchase, the company incurred additional acquisition-related costs of approximately $40.2 thousand during the three months ending December 28, 2014 for legal, accounting and valuation consulting fees which were expensed to general administrative costs.

Note 4 Segment Reporting

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

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Systems Richardson segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs, but exclude profits that would apply to third party external customers.

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

During the three months ended December 27, 2015, 97% of Optex Systems – Richardson revenues were in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 68%, foreign military customers, 29%, and domestic commercial customers of 3%. The Optex Systems segment revenue for the three months ending December 27, 2015 was derived from external customers consisting of General Dynamics, 20%, the U.S. government, 59%, International Parts Supply Co (IPS) 10%, and other external customers, 11%.

Optex Systems is located in Richardson, Texas, with leased premises consisting of approximately 49,100 square feet.  As of December 27, 2015, the Richardson facility operated with 51 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line (see Note 3). Applied Optics Center is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Harris Corporation and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to Nightforce Optics, Inc. and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment.

The Applied Optics Center serves primarily domestic U.S. customers. During the three months ended December 27, 2015, sales to commercial customers represent 33%, military sales to prime and subcontracted customers represent 49% and foreign sales represent 1% of the total segment revenue. Intersegment sales to Optex Systems – Richardson, comprised 17% of the total segments revenue and was primarily in support of military contracts. The Applied Optics Center external customer revenue for the three months ending December 27, 2015 was derived from L3 Communications, 49%, Nightforce Optics, Inc., 36%, the U.S. government 9% and other external customers, 6%.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. As of December 27, 2015, AOC operated with 34 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Three months ending December 27, 2015
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,167	$1,046	$-	$3,213
Intersegment revenues	-	221	(221)	-
Total Revenue	$2,167	$1,267	$(221)	$3,213

Interest expense	-	-	18	$18

Depreciation and Amortization	19	67	-	86

Income (Loss) before taxes	15	(242)	(18)	(245)

Other significant noncash items:
Allocated home office expense	(188)	188	-	-
Stock compensation expense	24	-	-	24
Royalty expense amortization	7	-	-	7
Provision for contract losses	-	(15)	-	(15)

Segment Assets	6,842	3,941	-	10,783
Expenditures for segment assets	-	-	-	-

	Reportable Segment Financial Information (thousands)

	Three months ending December 28, 2014
	Optex Systems Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,756	$342	$-	$2,098
Intersegment revenues	-	-	-	-
Total Revenue	$1,756	$342	$-	$2,098

Interest expense	-	-	5,479	$5,479

Depreciation and Amortization	22	44	-	66

Income (Loss) before taxes	(115)	1,917	(4,632)	(2,830)

Other significant noncash items:
Allocated home office expense	(67)	67	-	-
(Gain) on purchased asset - AOC	-	2,110	-	2,110
Change in Fair Value - Derivatives			847	847
Stock option compensation expense	67	-	-	67
Royalty expense amortization	7	-	-	7
Provision for contract losses	(11)	-	-	(11)

Segment Assets	8,261	3,891	-	12,152
Expenditures for segment assets	23	2,065	-	2,088

(1) The Applied Optics Center was acquired on November 3, 2014.

Note 5 – Intangible Assets

On November 3, 2014, Optex Systems, Inc. purchased the assets comprising L-3 Communications’ Applied Optics Products Line (“Purchased Assets”) in exchange for $1,013.1 thousand and the assumption of approximately $270.7 thousand of liabilities (see Note 3 “Purchase of Applied Optics Product Line”). Optex Systems, Inc. has allocated the consideration for the acquisition of the purchased assets among tangible and intangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. Assets that met the criteria for recognition as intangible assets apart from goodwill were also valued at their fair values.

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

The fair values of the intangible assets as of the asset transfer date consisted primarily of $342.2 thousand of undelivered customer order backlog with contracted delivery dates that is essentially fulfilled as of quarter ended June 28, 2015. The amortization of identifiable intangible assets associated with the acquisition will be amortized on a straight line basis over the six month period beginning on December 29, 2014 at a rate of $57.0 thousand per month pursuant to the expected order deliveries. The intangible amortization is allocable to operating expenses as manufacturing cost of sales and general and administrative expenses at a rate of $145.5 thousand and $25.5 thousand per quarter, respectively, through quarter ending June 28, 2015. The identifiable intangible assets are amortized over 15 years for income tax purposes. There were no unamortized intangible assets or amortization expenses incurred in the three months ending December 27, 2015. As of three months ending December 28, 2014 the total unamortized balance of intangible assets was $342.2 thousand.

Note 6 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014, and annual rental payment inflationary increases between 3.4% and 4.8% occurring each year beginning in 2016. As of December 27, 2015 the unamortized deferred rent was $107 thousand as compared to $106 thousand as of September 27, 2015. Deferred rent expense is amortized monthly over the life of the lease.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 56,633 square feet of space at the premises. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, each with a renewal term duration of five years.

Approximately 12,000 square feet covered under the Applied Optics Center lease, is subleased under a separate Memorandum of Understanding dated October 27, 2014, to L-3 Communications Mobile Vision Inc. The sublease term is for November, 2014 through September, 2016. Optex expects to begin negotiations for lease renewal with L-3 Communications Mobile Vision Inc. during the next 90 days. The sublease is treated as a reduction in the company facilities rental and CAM expenses in the statement of operations.

As of December 27, 2015, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas		Applied Optics Center Dallas Sublease
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2016	$196	$65	$215	$60	$(46)	$(24)	$466
2017	266	88	-	-	-	-	354
2018	271	90	-	-	-	-	361
2019	281	92	-	-	-	-	373
2020	291	94	-	-	-	-	385
2021	148	48	-	-	-	-	196
Total minimum lease payments	$1,453	$477	$215	$60	$(46)	$(24)	$2,135

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended December 27, 2015 was $154 thousand. Total expense under facility lease agreements as of the three months ended December 28, 2014 was $104 thousand.

Note 7 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We completed our first international shipment utilizing this technology in 2014 and are currently in production to support a U.S. Government Foreign Military Sale contract awarded in January 2016. We estimate the commercial life of the patent at seven years. As of December 27, 2015, the balance of the patent license is $112.8 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three months ending December 27, 2015 and December 28, 2014 was $7.5 thousand, respectively.

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

Sileas Secured Promissory Note Due on May 29, 2021 to Longview Fund, LP

As a result of the transaction described above between Sileas and Longview on February 20, 2009, Sileas, the new majority owner of Optex Systems, Inc. (Delaware), executed and delivered to Longview, a Secured Promissory Note in an original principal amount of $13,524,405 and bearing simple interest at the rate of 4% per annum.

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

Credit Facility — Avidbank (formerly known as Peninsula Bank Business Funding)

On May 22, 2014, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is May 21, 2016. The facility provides up to $1 million in financing against eligible receivables and subject to meeting certain covenants including an asset coverage ratio test for up to two years. The company is in compliance with all debt covenants for the periods presented. The material terms of the amended revolving credit facility are as follows:

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

As of December 27, 2015 and September 27, 2015, the outstanding principal and accrued interest balance on the line of credit was $310 thousand and $817 thousand, respectively.  For the three months ended December 27, 2015 and December 28, 2014, the total interest expense against the outstanding line of credit balance was $18 thousand and $5 thousand, respectively.

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

Optex Systems, Inc. incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected in the December 28, 2014 cash flow statement as debt issuance costs and are amortized to interest expense across the term of the notes based on the effective interest method. For the three months ending December 27, 2015 and December 28, 2014 the amortized interest expense related to the debt was zero and $5 thousand, respectively. As of December 27, 2015 the unamortized debt issuance costs were zero.

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

The convertible notes were valued at note issuance as of December 28, 2014 with the following assumptions:

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

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock. The recommended fair value for the derivative liabilities related to the convertible notes as of December 27, 2015 was zero. The recommended fair value for the derivative liabilities related to the convertible notes at issuance and as of December 28, 2014 is as follows:

	Valuation Dates (Thousands)
	11/17/2014	11/17/2014	12/28/2014
	Investors	Brokers	Total

Notes	$1,550	$10	$1,560

Derivative Value	6,929	45	6,127

Change in Fair Value – Derivatives (Mark to Market)	-	-	(847)

For the three months ending December 27, 2015 the change in fair value for derivatives was zero. For the three months ending December 28, 2014, the change in fair value of $847 thousand was recorded in other expenses as a change in fair value for derivatives.

As a result of the March 29, 2015 conversion of convertible notes to preferred Series B shares, the total expense reflected in the consolidated statement of operations related to the notes was zero for the three months ending December 27, 2015. A summary of the total expenses reflected in the consolidated statement of operations related to the convertible notes for the three months ending December 28, 2014 is as follows:

(Thousands)
Interest Expense for three months ending December 28, 2014:
Fair market value of derivatives – Investors	$6,929
Fair market value of derivatives – Brokers	45
Less: Debt discount on convertible notes – Investors	(1,550)
Less: Debt discount on convertible notes – Brokers	(10)
Fair value adjustment on convertible notes issued November 17, 2014	$5,414

Debt discount amortization	33
Note interest at 12% per annum	23
Debt issuance cost amortization	4

Total Interest Expense (Convertible Notes)	$5,474

Change in Fair Value – Derivatives gain	$(847)

As of November 17, 2014, at note inception, the fair market value of the conversion derivative exceeded the value of the convertible notes, thus a debt discount equal to the face value of the notes was established at ($1,560) thousand and the beginning note balance net of the discount was zero. The debt discount is amortized across the life of the notes using the effective interest method. As of December 27, 2015, as a result of the March 29, 2015 conversion of the notes to 1,000 shares of the company’s Preferred Series B stock, the note balance and unamortized debt discount was zero.

Note 9-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of December 27, 2015, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/27/15	Date	Period

03/30/09	1,415	$150.00	1,415	03/29/2016	3 years
05/14/09	1,267	$150.00	1,072	05/13/2016	4 years
12/09/11	46,070	$10.00	35,360	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	73,752		62,847

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $24 thousand and $67 thousand for the three months ended December 27, 2015 and December 28, 2014, respectively. The $67 thousand of compensation expense recorded during the three months ending December 28, 2014 included $57 thousand of expenses directly attributable to the early vesting of 7,500 shares on the resignation of the Chairman of the Board on November 19, 2014.

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 28, 2014	62,912	$—	3.41	—
Granted – 2015	—	$		$
Forfeited – 2015	(54)	$		—
Exercised – 2015	—	$		—
Outstanding as of September 27, 2015	62,858		2.32	$—
Granted – 2016	—	$		$
Forfeited – 2016	(11)	$		—
Exercised – 2016	—	$		—
Outstanding as of December 27, 2015	62,847		2.08	$—

Exercisable as of September 27, 2015	40,266	$—	1.45	$—

Exercisable as of December 27, 2015	55,347	$—	1.76	$—

As of December 27, 2015, the intrinsic value of the outstanding options was zero. There were zero options granted in the three months ended December 27, 2015 and December 28, 2014, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 28, 2014	42,710	$7.58
Non-vested granted — year ended September 27, 2015	—	$—
Vested — year ended September 27, 2015	(20,064)	$7.50
Forfeited — year ended September 27, 2015	(54)	$—
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — three months ended December 27, 2015	—	—
Vested — three months ended December 27, 2015	(15,081)
Forfeited — three months ended December 27, 2015	(11)
Non-vested as of December 27, 2015	7,500

As of December 27, 2015, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the stock option plan was approximately $111 thousand.  These costs are expected to be recognized on a straight line basis through December 2017.

There were no other equity instruments issued to consultants and vendors during the three months ended December 27, 2015 and December 28, 2014.

Warrant Agreements

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

As of December 27, 2015, Optex Systems Holdings had the following warrants outstanding:

	Grant Date	Warrants Granted	Exercise Price	Outstanding as of 12/27/15	Expiration Date	Term
Avidbank — Line of Credit	3/4/2010	1,000	$100.00	1,000	3/3/2016	6 years
Total Warrants		1,000		1,000

As of December 27, 2015 and September 27, 2015, the outstanding warrants have an unamortized interest balance of zero. The intrinsic value of the outstanding warrants is zero as of December 27, 2015.

Note 10 Stockholders’ Equity

Common stock

On August 31, 2015, the Optex Systems board of directors approved a reverse stock split of our common stock, in a ratio to be determined by the board of directors, of not less than 1-for-400 nor more than 1-for-1000. On October 6, 2015, 20 calendar days had passed since the mailing to our shareholders of the Definitive Schedule 14C filed on September 11, 2015 regarding the approval by the board of the reverse stock split. On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. Pursuant to the reverse split, all shareholders of less than 100,000 pre-split common shares, were issued a round lot quantity of 100 common shares post-split. The total share round up quantity related to the reverse split resulted in an additional issue of 139,953 common shares post-split. All share and related option information has been retroactively adjusted to reflect the decrease in shares resulting from this action. Additional funds were reclassified from the common stock to additional paid in capital to reflect the change in total par value represented by the lower common shares after the reverse split. The par value of the common stock outstanding shall remain at $0.001 per share subsequent to the reverse split action.

As of September 28, 2014, Optex Systems had 170,914 common shares outstanding. Pursuant to an October 7, 2015 reverse split, there was an additional 139,953 shares issued to preserve round lots of 100 shares for all lot holders holding less than 100,000 pre-split, or 100 post-split shares common shares. An adjustment to common stock par value and additional paid in capital was recorded to reflect the change in values as a result of the reverse split.

On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. The outstanding common shares as of September 27, 2015 were 314,867. On October 23, 2015 a private investor converted $40 thousand, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock. On December 8, 2015 Optex Systems issued an additional 247 common shares to certain beneficial holders to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split.

The table below reflects the retroactive changes to common shares and equity accounts as a result of the 1000:1 reverse split and subsequent share issues as of December 27, 2015.

Common Shares
Outstanding

Common shares outstanding as of September 28, 2014 pre-split	170,913,943

Common shares after 1000:1 reverse split effective October 7, 2015	170,914
Roundup quantity for holders less than 100 shares	139,953
Common shares outstanding post reverse split as of September 28, 2014	310,867
Conversion of Series B Preferred Shares May 27, 2015	4,000
Common shares outstanding as of September 27, 2015	314,867
Conversion of Series B Preferred Shares October 23, 2015	16,031
Issuance of shares on December 8, 2015 for DTC roundup correction	247
Common shares outstanding as of December 27, 2015	331,145

There were no other issuances of common or preferred stock during the three months ended December 27, 2015 or December 28, 2014.

On December 15, 2015, our board of directors and the shareholders holding a majority of our issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split which combines the outstanding shares of our common stock into a lesser number of outstanding shares. Our board of directors will have the sole discretion to effect the amendment and reverse stock split at any time prior to June 30, 2016, and to fix the specific ratio for the combination, provided that the ratio would be not less than 1-for-2 and not more than 1-for-3. Our board of directors will also have discretion to abandon the amendment prior to its effectiveness. We do not have current plans to effect this reverse stock split.

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,860; (iii) liquidation preference per share: stated value; (iv) conversion price: $0.15 per share as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share (vi) par value $0.001 per share. The conversion price was subsequently reset to $2.50 per share as discussed below.

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

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally, the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 29, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock was automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares. For the three months ending December 27, 2015 and December 28, 2014, there were no preferred dividends booked or preferred dividends payable in arrears.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a converted value of $50,000 each transaction, respectively. As a result of the conversions, Optex Systems Holdings had 1,001 of preferred shares outstanding as of December 27, 2015 and 1,001 of preferred shares outstanding as of September 27, 2015 respectively.

As of April 3, 2015, a majority in interest of the holders of the Series A preferred stock has waived the right to convert its Series A preferred stock into Company common shares until such a time as a reverse stock split of the Company’s stock is effected in sufficient ratio to accommodate full conversion of both Series A and Series B preferred stock from authorized and unissued shares. On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. Based on the price reset to $2.50 per common share, there are 75.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which are subject to immediate conversion at the discretion of the holder. In the year ending September 27, 2015, Optex Systems Holdings has recognized a $1.5 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature for the 75.5 preferred shares issued and not covered by the conversion waiver and blocker agreement. The remaining 926 outstanding Series A preferred shares will become convertible to common shares based on a future event. During the three months ending December 27, 2015 and December 28, 2014 there were no dividends booked to retained earnings related to the beneficial conversion feature on Series A preferred shares. Based on the market price of the common stock of $2.76 as of December 27, 2015, these preferred shares are subject to an additional $0.7 million of retained earnings adjustment for dividends on the earliest potential conversion date as they become convertible.

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

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share and was reset to $2.50 per share pursuant to the October 7, 2015 1000:1 reverse stock split. On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. As of September 27, 2015, there were 994 shares of Series B preferred shares outstanding. On October 23, 2015 a private investor converted $40 thousand, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock. As of December 27, 2015, there were 969 shares of Series B preferred shares outstanding.

At the time of issuance, the market value of the common stock was $10.00 ($0.01 pre-split). As the conversion rate of $2.50 ($0.0025 pre-split) was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings and additional paid in capital adjustment for the intrinsic value, “in the money portion”, of the conversion options at inception. During the year ending September 27, 2015 Optex Systems Holdings recognized a retained earnings dividends and additional paid in capital adjustment of $4.9 million, which represented the intrinsic value of the options at the June 28, 2015 commitment date. There were no retained earnings dividends booked during the three months ending December 27, 2015 or December 28, 2014 for the beneficial conversion feature on the Series B preferred stock.

As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

Note 11 Subsequent Events

On January 21, 2016, the Optex Systems Board of Directors Compensation Committee held a meeting and approved the following compensation changes:

•	A base salary increase of 10% for Danny Schoening, CEO, and Karen Hawkins, CFO.
•	A bonus payment of $7.5 thousand awarded to Karen Hawkins for 2015 performance.
•	A $10 thousand monthly director fee for Peter Benz, Chairman, effective for calendar 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 27, 2015 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended December 27, 2015, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete. As of December 27, 2015, there were no outstanding requests for equitable adjustments on our contracts.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $750,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of December 27, 2015, none of our outstanding backlog fell under this criterion.

Results of Operations

Backlog as of December 27, 2015, was $12.4 million as compared to a backlog of $11.2 million as of December 28, 2014, representing an increase of $1.2 million or 11%.  The following table depicts the current expected delivery by period of all contracts awarded as of December 27, 2015 in millions of dollars:

	(Millions)
Product Line	Q2 2016	Q3 2016	Q4 2016	2016 Delivery	2017 Delivery	Total Backlog 12/27/2015	Total Backlog 12/28/2014	Variance	% Chg
Periscopes	$1.7	$1.2	$0.4	$3.3	$0.1	$3.4	$1.5	$1.9	$127.0
Sighting Systems	0.6	1.1	1.6	3.3	1.1	4.4	5.9	(1.5)	(25.0)
Other	0.1	0.1	-	0.2	-	0.2	0.4	(0.2)	(50.0)
Optex Systems - Richardson	2.4	2.4	2.0	6.8	1.2	8.0	7.8	0.2	3.0
Applied Optics Center - Dallas	2.8	0.8	0.8	4.4	-	4.4	3.4	1.0	29.0
Total Backlog	$5.2	$3.2	$2.8	$11.2	$1.2	$12.4	$11.2	$1.2	$11.0

During the three months ending December 27, 2015, Optex Systems Holdings received $3.9 million in new orders consisting of $2.2 million attributable to the Applied Optics Center, $1.4 million in periscopes, and $0.3 million in other orders. In the first six weeks of our second fiscal quarter beginning in January, we have already booked an addition $2.7 million in new orders, consisting of $2.2 million in periscopes, $0.3 million in Applied Optics Center products and $0.2 million in other Optex orders.

As of December 27, 2015, backlog for our periscope line has increased 127% in the last twelve months since December 28, 2014, and Optex has received an additional $2.2 million in booked orders since the beginning of the quarter starting in January 2016. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil.  Our acquisition of the Applied Optics Center in November 2014, combined with our expanded footprint into foreign vehicle platforms has positioned Optex Systems Inc. to effectively compete for domestic and foreign defense market share as the best value supplier for laser protected periscopes.

Sighting Systems backlog decreased by ($1.5) million or 25% in the last twelve months as we continue to deliver against our existing M36 DDAN contract. We anticipate the possibility of new sighting systems orders for DDANs as well as similar sighting systems we are currently bidding for delivery beyond 2016.

Applied Optics Center backlog increased $1 million, or 29% in the last twelve months since December 28, 2014 primarily due to increases in our commercial Nightforce optical product backlog of $0.4 million and U.S. Government military orders of $0.5 million. In May, 2015, the Applied Optics Center entered into a supply agreement with Nightforce Optics, Inc. for supply by us to Nightforce of certain critical optical assemblies through our Applied Optics Center division. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3 million in calendar year 2015 and $3.9 million in calendar 2016. As of December 27, 2015 Nightforce backlog orders were $1.6 million in remaining backlog to be delivered in 2016 for orders received in calendar 2015. U.S. military orders have increased due to a June 2015 base contract awarded for 11,200 ACOG Laser Filter Units valued at $1.3 million for delivery in fiscal year 2016. The base contract award also provides for an option quantity, up to an additional 11,200 units, for a total potential contract value of $2.6 million. The ACOG increase was partially offset by reductions in U.S. military backlog for other laser filters and windows.

Our backlog decreased by ($0.2) million or (50.0%) on other products in the last twelve months due to reductions in orders booked for miscellaneous spare parts.

Three Months Ended December 27, 2015 Compared to the Three Months Ended December 28, 2014

Revenues. In the three months ended December 27, 2015, revenues increased by $1.1 million or 53.1% from the respective prior period in 2014 as set forth in the table below:

	Three months ended (Thousands)
Product Line	December 27, 2015	December 28, 2014	Variance	% Chg
Periscopes	$1,595	$788	$807	102.4
Sighting Systems	276	706	(430)	(60.9)
Other	296	262	34	13.0
Optical Systems - Richardson	2,167	1,756	411	23.4
Applied Optics Center - Dallas	1,046	342	704	205.8
Total Revenue	$3,213	$2,098	$1,115	53.1

Revenues increased by $0.8 million or 102.4% on our periscope line during the three months ended December 27, 2015 as compared to the three months ended December 28, 2014. During the period, Optex Systems experienced increased revenue across all periscope types due to increased orders booked in support of foreign and domestic orders received during fiscal year 2015.

Sighting systems revenues for the three months ending December 27, 2015 decreased by ($0.4) million or (60.9%) from revenues in the prior year period software issues causing a delay in the video controller equipment required to complete M36 DDAN units. Shipments are expected to resume at a higher pace in the second fiscal quarter as the software issue resolves and the video controller equipment deliveries are back on schedule.

Applied Optics Center revenue increased $0.7 million or 205.8% during the three months ended December 27, 2015 as compared to the three months ended December 28, 2014. Revenues increased $0.4 million due to increased deliveries on our commercial Nightforce optical assemblies combined with increased revenues to L3 for U.S. military light interference filters since the prior year period.

Revenue on other product lines increased by $0.03 million or 13.0% compared to revenues in the prior year period due to new orders for Big Eye binoculars and spare parts delivered in the three months ending December 27, 2015.

Cost of Goods Sold. During the three months ended December 27, 2015 and December 28, 2014, we recorded cost of goods sold of $2.7 million and $1.7 million, respectively. The gross margin during the three months ended December 27, 2015 was $0.5 million or 15.6% of revenues as compared to a gross margin of $0.4 million or 19.1% for the three months ended December 28, 2014. The increase in cost of sales of $1.0 million is primarily due to the $1.1 million increase in revenue during the same period. The decrease in gross margin percentage for the current year period, as compared to the prior year period, is primarily due to changes in product mix shipped in the current year quarter versus the prior year quarter.

G&A Expenses. During the three months ended December 27, 2015, we recorded operating expenses of $0.7 million as opposed to $0.7 million, during the three months ended December 28, 2014, a net change of zero.

Operating Loss. During the three months ended December 27, 2015, we recorded an operating loss of ($0.2) million, as compared to an operating loss of ($0.3) million during the three months ended December 28, 2014. The $0.1 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin of $0.1 million on higher revenue.

Net Loss applicable to common shareholders. During the three months ended December 27, 2015, we recorded a net loss applicable to common shareholders of ($0.2) million as compared to net loss applicable to common shareholders of ($2.8) million during the three months ended December 28, 2014. The decreased loss of $2.6 million is primarily attributable to a decrease in the current year operation loss of $0.1 million offset by decreases in the current year other income and expense from the prior year period for non-recurring items recognized including a gain on asset purchase of the Applied Optics Center of ($2.1) million and interest and derivative valuation losses of $4.6 million on convertible notes.

Liquidity and Capital Resources

As of December 27, 2015, Optex Systems Holdings had working capital of $5.9 million, as compared to $6.1 million as of September 27, 2015. During the three months ended December 27, 2015, the Company experienced a net loss of ($0.2) million and an increase of 53.1%, or $1.1 million in revenues to $3.2 million in the current year period as compared to $2.1 million in the prior year period ending December 28, 2014. Backlog as of December 27, 2015 has increased by $1.2 million or 11.0% to $12.4 million as compared to backlog of $11.2 million as of December 28, 2014.

The Company has historically funded its operations through operations, convertible notes, preferred stock offerings and bank debt.  The Company also filed a registration statement on Form S-1 for a primary offering late in fiscal 2015; however, due to market conditions, it has not yet been able to consummate an underwritten offering. The Company has withdrawn this registration statement. The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At December 27, 2015, the Company had approximately $1.4 million in cash and an outstanding payable balance of $0.3 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, which fluctuates based on our open accounts receivable balance. As of December 27, 2015 our outstanding accounts receivable was $1.2 million. The Company expects to continue to incur net losses into the first half of fiscal year 2016.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Our current backlog supports increased revenues in the second through fourth quarters of fiscal year 2016 over the first quarter levels. Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 27, 2015 through December 27, 2015

Cash and Cash Equivalents: As of December 27, 2015, we had cash and cash equivalents of $1.4 million which representing an increase of $0.7 million during the three months ended December 27, 2015.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the three months from September 27, 2015 to December 27, 2015 totaled $1.2 million. The primary sources of cash during the period is collections against accounts receivable of $1.6 million offset by an operating loss of ($0.2) million and an inventory increase of ($0.2) million.

Net Cash Provided by Investing Activities. In the three months ended December 27, 2015, cash provided by investing activities was $0.07 million and primarily consisted of amortization of our patent license agreement during the period.

Net Cash Used in Financing Activities. Net cash used in financing activities was ($0.5) million during the three months ended December 27, 2015 due to payments against the facilities line of credit. As of September 27, 2015, the outstanding line of credit balance was $0.8 million. In the first three months of fiscal year 2016, accounts receivable proceeds were used to bring the ending outstanding line of credit balance to $0.3 million as of December 27, 2015.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 27, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 27, 2015, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 27, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 27, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 27, 2015.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 16, 2016	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 16, 2016	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

