Form 10-Q
period 2016-03-27
Optex Systems Holdings Inc
filed 2016-05-11
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2016: 1,621,145 shares of common stock.

State the issuer’s public float as of March 27, 2016; $564,473.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 27, 2016

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 27, 2016

CONSOLIDATED BALANCE SHEETS AS OF MARCH 27, 2016 (UNAUDITED) AND SEPTEMBER 27, 2015	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 27, 2016 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 29, 2015 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 27, 2016 (UNAUDITED) AND FOR THE SIX MONTHS ENDED MARCH 29, 2015 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

3

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)
	March 27, 2016 (Unaudited)	September 27, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$596	$683
Accounts Receivable, Net	1,658	2,866
Net Inventory	7,197	5,713
Prepaid Expenses	122	170

Current Assets	9,573	9,432

Property and Equipment, Net	1,817	1,971

Other Assets
Prepaid Royalties - Long Term	105	120
Security Deposits	23	23

Other Assets	128	143

Total Assets	$11,518	$11,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,474	$575
Accrued Expenses	758	812
Accrued Warranties	28	28
Customer Advance Deposits - Short Term	824	1,091
Credit Facility	784	817

Current Liabilities	3,868	3,323

Customer Advance Deposits - Long Term	-	65

Total Liabilities	3,868	3,388

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 546 and 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 969 and 994 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 1,581,145 and 314,867 shares issued and outstanding, respectively)	2	-
Additional Paid-in-capital	26,440	26,394
Accumulated Deficit	(18,792)	(18,236)

Stockholders' Equity	7,650	8,158

Total Liabilities and Stockholders' Equity	$11,518	$11,546

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share data)
	Three months ended		Six months ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Revenue	$3,216	$3,403	$6,429	$5,501

Cost of Sales	2,701	3,430	5,448	5,149

Gross Margin	515	(27)	981	352

General and Administrative Expense	828	810	1,522	1,496

Operating Loss	(313)	(837)	(541)	(1,144)

Gain on Purchased Asset	-	-	-	2,110
Change in Fair Value - Derivatives	-	(847)	-	-
Interest Income (Expense)	3	5,326	(15)	(153)
Other Income and (Expense)	3	4,479	(15)	1,957

(Loss) Income Before Taxes	(310)	3,642	(556)	813

Deferred Income Taxes (Benefit)	-	-	-	-

Net (Loss) Income After Taxes	(310)	3,642	(556)	813

Preferred stock dividend/premium	-	(6,441)	-	(6,441)

Net loss applicable to common shareholders	$(310)	$(2,799)	$(556)	$(5,628)

Basic and diluted loss per share	$(0.90)	$(9.00)	$(1.66)	$(18.10)

Weighted Average Common Shares Outstanding - basic and fully diluted	344,881	310,867	335,625	310,867

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Six months ended
	March 27, 2016	March 29, 2015

Cash flows from operating activities:
Net (loss) income	$(556)	$813

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	172	158
Noncash interest expense	(12)	143
Stock compensation expense	48	91
(Increase) decrease of intangible assets	-	(171)
(Increase) decrease in accounts receivable	1,209	(1,018)
(Increase) decrease in inventory (net of progress billed)	(1,484)	(389)
(Increase) decrease in prepaid expenses	49	(15)
(Increase) decrease in security deposits	-	(1)
Increase (decrease) in accounts payable and accrued expenses	843	441
Increase (decrease) in accrued warranty costs	-	3
Increase (decrease) in customer advance deposits	(332)	(582)
Total adjustments	493	(1,340)
Net cash used in operating activities	(63)	(527)

Cash flows from investing activities
Purchases of property and equipment	(19)	(2,094)
Decrease in prepaid royalties - long term	15	15
Net cash used in investing activities	(4)	(2,079)

Cash flows from financing activities
Proceeds from convertible notes issued	-	1,560
Debt issuance fees	-	(74)
Proceeds (to) from credit facility (net)	(20)	550

Net cash (used in) provided by financing activities	(20)	2,036

Net (decrease) in cash	(87)	(570)
Cash at beginning of period	683	1,685
Cash at end of period	$596	$1,115

Supplemental cash flow information:
Cash paid for interest	$28	$10
Exchange of convertible note and accrued interest to series B preferred stock	-	1,629
Beneficial Conversion Feature on series B preferred stock	-	4,887
Beneficial Conversion Feature on series A preferred stock	-	1,554
Exchange of preferred stock for common stock	3,165	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising approximately 93,733 square feet. As of March 27, 2016, Optex Systems Holdings operated with 95 full-time equivalent employees.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Management estimates include bad debt allowances, depreciable asset lives, accrued warranties, valuations of derivatives, stock compensation expenses, inventory valuation reserves, as well as estimated contract costs at completion used to derive cost of sales. Actual results could differ from the estimates.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. There were no unliquidated progress payments as of March 27, 2016 and September 27, 2015. As of March 27, 2016 and September 27, 2015, inventory included:

	(Thousands)
	March 27, 2016	September 27, 2015
Raw Material	$3,959	$4,545
Work in Process	4,203	2,456
Finished Goods	627	304
Gross Inventory	$8,789	$7,305
Less: Inventory Reserves	(1,592)	(1,592)
Net Inventory	$7,197	$5,713

Net inventory increased by $1.5 million during the six months ending March 27, 2016 in support of higher revenues planned during in the second half of the current fiscal year.

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

Pursuant to the contract, all substantive milestones events were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the three and six months ending March 27, 2016 and March 29, 2015 and no unpaid/invoiced customer deposits related to the completed milestone events, respectively.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of March 27, 2016, Optex Systems, Inc. had a balance of $0.8 million in short term customer advance deposits for deliveries to occur within the next twelve months on non-substantive milestone billings.

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

Segment Reporting: FASB ASC 280 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Segments are determined based on differences in products, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The FASB ASC 280 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements. See Note 4 below regarding segment reporting for the company.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the three and six months ending March 29, 2015 Optex Systems Holdings recognized dividends of $4.9 million on Series B preferred stock related to the beneficial conversion feature of arising from a common stock conversion rate of $2.50 versus a current market price of $10.00 per common share. In addition, Optex Systems Holdings recognized an additional $1.5 million in dividends on Series A preferred stock related due a ratchet to the conversion price from $10.00 per common share to $2.50 per share which was triggered by the lower conversion price on the issuance Series B preferred stock. There was zero dividends recognized during the three and six months ending March 27, 2016, as the conversion price was above the market.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of March 27, 2016 and September 27, 2015 the unamortized balance of the intangible assets was zero. See Note 5 “Intangible Assets”.

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

For the three and six months ended March 27, 2016, respectively, 546 shares of Series A preferred stock, 969 shares of Series B preferred stock, 62,836 stock options and zero warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and six months ended March 29, 2015, respectively, 1,001 shares of Series A preferred stock, 1,000 shares of Series B preferred stock, 62,858 stock options and 1,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

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

As a result of the asset purchase, the Company incurred additional acquisition-related costs of approximately $40.2 thousand during the six months ending March 29, 2015 for legal, accounting and valuation consulting fees which were expensed to general administrative costs.

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

Optex Systems – Dallas, serves as the home office for both segments and shared general and administrative costs attributable to both segments are allocated directly to the segments based on the government costs accounting standard, CAS 403 – “Allocation of Home Office Expenses to Segments”. The purpose of CAS 403 is to provide criteria for allocating home office expenses to the segments of an organization based on the beneficial or causal relationships between the expenses and the receiving segments. Based on CAS 403, Optex Systems Holdings allocates home office expenses based on a three factor formula which is the average of the following three percentages for each of the segments fiscal year:

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

Optex Systems – Richardson revenues predominately support prime and subcontracted military customers both domestically and abroad. The Optex Systems segment serves domestic military customers, 63% and foreign military customers, 37%. The Optex Systems segment revenue for six months ending March 27, 2016 was derived from external customers consisting of General Dynamics, 30%, the U.S. government, 49%, International Parts Supply Co (IPS), 10%, and other external customers, 11%.

Optex Systems is located in Richardson, Texas, with leased premises consisting of approximately 49,100 square feet.  As of March 27, 2016, the Richardson facility operated with 60 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

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

The Applied Optics Center serves primarily domestic U.S. customers, externally, and as an internal supplier for Optex Systems – Dallas. Applied Optics Center sales to commercial customers represent 35% and military sales to prime and subcontracted customers represent 43% of the total segment revenue. Intersegment sales to Optex Systems – Richardson, comprised 22% of the total segments revenue and was primarily in support of military contracts. The Applied Optics Center external customer revenue for the six months ending March 27, 2016 was derived from Nightforce Optics, Inc., 41%, L3 Communications, 24%, Exelis, Inc., 24%, the U.S. government, 5%, and other external customers, 6%.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. As of March 27, 2016, AOC operated with 35 full time equivalent employees in a single shift operation.

The financial tables below presents the information for each of the reportable segments profit or loss as well as segment assets for the three months ending March 27, 2016 and the three months ending March 29, 2015. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ending March 27, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,966	$1,250	$-	$3,216
Intersegment revenues	-	437	(437)	-
Total Revenue	$1,966	$1,687	$(437)	$3,216

Interest (income)	-	-	(3)	$(3)

Depreciation and Amortization	18	68	-	86

Income (Loss) before taxes	(166)	(147)	3	(310)

Other significant noncash items:
Allocated home office expense	(188)	188	-	-
Stock compensation expense	24	-	-	24
Royalty expense amortization	8	-	-	8
Provision for (use of) contract loss reserves	-	(15)	-	(15)

Segment Assets	6,844	4,674	-	11,518
Expenditures for segment assets	-	(19)	-	(19)

	Reportable Segment Financial Information (thousands)

	Three months ending March 29, 2015
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,921	$1,482	$-	$3,403
Intersegment revenues	-	-	-	-
Total Revenue	$1,921	$1,482	$-	$3,403

Interest (income)	-	-	(5,326)	$(5,326)

Depreciation and Amortization	23	68	-	91

Income (Loss) before taxes	(331)	(506)	4,479	3,642

Other significant noncash items:
Allocated home office expense	(100)	100	-	-
(Gain) on purchased asset - AOC	-	-	-	-
Change in Fair Value - Derivatives			(847)	(847)
Amortization of intangible assets	-	171	-	171
Stock option compensation expense	24	-	-	24
Royalty expense amortization	8	-	-	8
Provision for (use of) contract loss reserves	-	41	-	41

Segment Assets	7,619	4,075	-	11,694
Expenditures for segment assets	(6)	-	-	(6)

The financial tables below presents the information for each of the reportable segments profit or loss as well as segment assets for the six months ending March 27, 2016 and the six months ending March 29, 2015. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Six months ending March 27, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,134	$2,295	$-	$6,429
Intersegment revenues	-	658	(658)	-
Total Revenue	$4,134	$2,953	$(658)	$6,429

Interest expense	-	-	15	$15

Depreciation and Amortization	37	135	-	172

(Loss) before taxes	(152)	(389)	(15)	(556)

Other significant noncash items:
Allocated home office expense	(376)	376	-	-
Stock compensation expense	48	-	-	48
Royalty expense amortization	15	-	-	15
Provision for (use of) contract loss reserves	-	(30)	-	(30)

Segment Assets	6,844	4,674	-	11,518
Expenditures for segment assets	-	(19)	-	(19)

	Reportable Segment Financial Information (thousands)

	Six months ending March 29, 2015
	Optex Systems Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,677	$1,824	$-	$5,501
Intersegment revenues	-	-	-	-
Total Revenue	$3,677	$1,824	$-	$5,501

Interest (income) expense	-	-	153	$153

Depreciation and Amortization	47	111	-	158

Income (Loss) before taxes	(445)	1,411	(153)	813

Other significant noncash items:
Allocated home office expense	(166)	166	-	-
(Gain) on purchased asset - AOC	-	2,110	-	2,110
Change in Fair Value - Derivatives			-	-
Amortization of intangible assets	-	171	-	171
Stock option compensation expense	91	-	-	91
Royalty expense amortization	15	-	-	15
Provision for (use of) contract loss reserves	(10)	41	-	31

Segment Assets	7,619	4,075	-	11,694
Expenditures for segment assets	(30)	(2,064)	-	(2,094)

(1) The Applied Optics Center was acquired on November 3, 2014. Activity is for the period from November 3, 2014 through March 29, 2015.

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

The fair values of the intangible assets as of the asset transfer date consisted primarily of $342.2 thousand of undelivered customer order backlog with contracted delivery dates that is essentially fulfilled as of quarter ended June 28, 2015. The amortization of identifiable intangible assets associated with the acquisition was amortized on a straight line basis over the six month period beginning on December 29, 2014 at a rate of $57.0 thousand per month pursuant to the expected order deliveries. The intangible amortization is allocable to operating expenses as manufacturing cost of sales and general and administrative expenses at a rate of $145.5 thousand and $25.5 thousand per quarter, respectively, through quarter ending June 28, 2015. The identifiable intangible assets are amortized over 15 years for income tax purposes. There were no unamortized intangible assets or amortization expenses incurred in the three and six months ending March 27, 2016. During the three and six months ending March 29, 2015, $145.5 thousand had been amortized to cost of sales, and $25.5 thousand had been amortized to general and administrative expenses, respectively. As of the periods ending March 27, 2016 and September 27, 2015, the total unamortized balance of intangible assets was zero.

Note 6 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014, and annual rental payment inflationary increases between 3.4% and 4.8% occurring each year beginning in 2016. As of March 27, 2016 the unamortized deferred rent was $107 thousand as compared to $106 thousand as of September 27, 2015. Deferred rent expense is amortized monthly over the life of the lease.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 56,633 square feet of space at the premises. The term of the lease expires September 30, 2016, and there are four renewal options available to the tenant, each with a renewal term duration of five years. We anticipate a lease renewal during the next six months.

Approximately 12,000 square feet covered under the Applied Optics Center lease, is subleased under a separate Memorandum of Understanding dated October 27, 2014, to L-3 Communications Mobile Vision Inc. The sublease term is for November, 2014 through September, 2016. L-3 has expressed interest in a lease renewal and Optex expects to begin negotiations with L-3 Communications Mobile Vision Inc. during the next 90 days. The sublease is treated as a reduction in the company facilities rental and CAM expenses in the statement of operations.

As of March 27, 2016, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas		Applied Optics Center Dallas Sublease
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2016	$66	$43	$143	$40	$(31)	$(16)	$245
2017	266	88	-	-	-	-	354
2018	271	90	-	-	-	-	361
2019	281	92	-	-	-	-	373
2020	291	94	-	-	-	-	385
2021	148	48	-	-	-	-	196
Total minimum lease payments	$1,323	$455	$143	$40	$(31)	$(16)	$1,914

Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended March 27, 2016 was $151 and $304 thousand. Total expense under facility lease agreements as of the three and six months ended March 29, 2015 was $150 and $254 thousand.

 Note 7 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We completed our first international shipment utilizing this technology in 2014 and are currently in production to support a U.S. Government Foreign Military Sale contract awarded in January 2016. We estimate the commercial life of the patent at seven years. As of March 27, 2016, the balance of the patent license is $105 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and six months ending March 27, 2016 and March 29, 2015 was $7.5 thousand and $15 thousand respectively.

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

Simultaneously therewith, Sileas entered into a Blocker Agreement with us pursuant to which the Series A preferred stock shall not be convertible by Sileas into our common stock, and we shall not effect any conversion of the Series A Stock or otherwise issue any shares of our common stock pursuant hereto, to the extent (but only to the extent) that after giving effect to such conversion or other share issuance hereunder Sileas (together with its affiliates) would beneficially own in excess of 9.99% our common stock. Sileas also agreed to not vote any of its shares of Series A preferred stock in excess of 9.99% of our common stock. This Blocker Agreement has been waived by us until further notice.

Conversion of Sileas Owned Series A Preferred Shares to Common Stock

On March 27, 2016, Sileas exercised a conversion of 455.52 shares of Optex Systems, Inc. Preferred Series A shares at a total stated value of $3.1 million into 1,250,000 shares of common stock. The conversion rate to common stock was $2.50 per share. There was no impact to the Balance sheet net equity as a result of this transaction.

Credit Facility — Avidbank (formerly known as Peninsula Bank Business Funding)

On May 22, 2014, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is May 21, 2016. As discuss below, this credit facility has been extended to January 22, 2018. The facility provides up to $1 million in financing against eligible receivables and subject to meeting certain covenants including an asset coverage ratio test for up to two years. The company is in compliance with all debt covenants for the periods presented. The material terms of the amended revolving credit facility are as follows:

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

As of March 27, 2016 and September 27, 2015, the outstanding principal and accrued interest balance on the line of credit was $784 thousand and $817 thousand, respectively.  For the three and six months ended March 27, 2016 and March 29, 2015, the total interest (income) expense against the outstanding line of credit balance was ($3) and $15 thousand and $5 and $10 thousand, respectively.

The credit facility with Avidbank was renewed and amended on April 20, 2016 with an increase to $2 million and a new revolving loan maturity date of January 22, 2018. See subsequent events.

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

Optex Systems, Inc. incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected in the March 29, 2015 cash flow statement as debt issuance costs and were amortized to interest expense across the term of the notes based on the effective interest method. For the three and six months ending March 27, 2016 and March 29, 2015 the total interest expense related to the debt was $0 and $83 thousand and $0 and $143 thousand, respectively. As of March 27, 2016 the unamortized debt issuance costs were zero.

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with respect to its Certificate of Incorporation to authorize a series of preferred stock known as “Series B Preferred Stock” under Article FOURTH thereof, with 1010 shares of Series B Preferred Stock issuable thereunder. The amendment was approved by the Company’s Board of Directors under Article FOURTH of its Certificate of Incorporation, as amended.  The stated value of each share of Series B Preferred Stock is $1,629, and each share of Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.0025. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares. Holders of the Series B Preferred Stock receive preferential rights in the event of liquidation to other classes of preferred and common stock of the Company other than the Company’s Series A Preferred Stock. Additionally, the holders of the Series B Preferred Stock are entitled to vote together with the common stock and the Series A Preferred Stock on an “as-converted” basis. There are no dividends on the Series B preferred shares.

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

The convertible notes were valued at note issuance as of March 29, 2015 with the following assumptions:

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

On March 29, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock. The fair value for the derivative liabilities related to the convertible notes as of March 27, 2016 was zero. The recommended fair value for the derivative liabilities related to the convertible notes at issuance and as of March 29, 2015 is as follows:

		Valuation Dates (Thousands)
	11/17/2014	11/17/2014	12/28/2014	3/29/2015
	Investors	Brokers	Total Q1	Total Q2
Notes	$1,550	$10	$1,560	$-

Derivative Value	6,929	45	6,127	-

Change in Fair Value – Derivatives	-	-	(847)	847
(Mark to Market)

For the three and six months ending March 27, 2016 the change in fair value for derivatives was zero. For the three and six months ending March 29, 2015, the change in fair value of ($847) thousand and $0 respectively was recorded in other expenses as a change in fair value for derivatives.

As a result of the March 29, 2015 conversion of convertible notes to preferred Series B shares, the total expense reflected in the consolidated statement of operations related to the notes was zero for the three and six months ending March 27, 2016. A summary of the total expenses reflected in the consolidated statement of operations related to the convertible notes for the three months ending March 29, 2015 is as follows:

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

As of November 17, 2014, at note inception, the fair market value of the conversion derivative exceeded the value of the convertible notes, thus a debt discount equal to the face value of the notes was established at ($1,560) thousand and the beginning note balance net of the discount was zero. There were no conversions on the notes during the three or six month period ending March 29, 2015. Due to conversion of the notes to Series B preferred stock as of March 29, 2015, the debt discount and note balance was $0, respectively, and the unamortized debt discount was $0 on the balance sheet. During the three and six months ending March 29, 2015, note interest expense, based on the stated rate of 12% per annum, was $46 thousand and $69 thousand, respectively. The debt issuance cost expensed as interest during the three and six months ended March 29, 2015 was $70 thousand and $74 thousand, respectively. As of March 27, 2016 and September 27, 2015, the unamortized balance related to the debt issuance cost was zero.

Note 9-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of March 27, 2016, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 3/27/16	Date	Period

03/30/09	1,415	$150.00	1,415	03/29/2016	3 years
05/14/09	1,267	$150.00	1,071	05/13/2016	4 years
12/09/11	46,070	$10.00	35,350	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	73,752		62,836

Optex Systems Holdings recorded compensation costs for options and shares granted under the plan amounting to for $24 thousand and $48 thousand for the three and six months ended March 27, 2016 and $24 thousand and $91 thousand for the three and six months ended March 29, 2015. The $91 thousand of compensation expense recorded during the six months ending March 29, 2015 included $57 thousand of expenses directly attributable to the early vesting of 7,500 shares on the resignation of the Chairman of the Board on November 19, 2014.

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 28, 2014	62,912	$—	3.41	$—
Granted – 2015	—
Forfeited – 2015	(54)			—
Exercised – 2015	—			—
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(22)			—
Exercised – 2016	—			—
Outstanding as of March 27, 2016	62,836	$—	1.84	$—

Exercisable as of September 27, 2015	40,266	$—	1.45	$—

Exercisable as of March 27, 2016	55,336	$—	1.52	$—

As of March 27, 2016, the intrinsic value of the outstanding options was zero. There were zero options granted in the three and six months ended March 27, 2016 and March 29, 2015, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 28, 2014	42,710	$7.58
Non-vested granted — year ended September 27, 2015	—	$—
Vested — year ended September 27, 2015	(20,064)	$7.50
Forfeited — year ended September 27, 2015	(54)	$—
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — three months ended March 27, 2016	—	—
Vested — three months ended March 27, 2016	(15,071)	7.40
Forfeited — three months ended March 27, 2016	(22)	—
Non-vested as of March 27, 2016	7,500	$8.00

As of March 27, 2016, the unrecognized compensation cost for non-vested share based compensation arrangements granted under the stock option plan was approximately $87 thousand.  These costs are expected to be recognized on a straight line basis through December 2017.

There were no other equity instruments issued to consultants and vendors during the three or six months ended March 27, 2016 and March 29, 2015.

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

As of March 27, 2016, Optex Systems Holdings had the following zero outstanding warrants outstanding. As of March 3, 2016 1,000 warrants issued to Avidbank on March 4, 2010 expired unexercised.

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

On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. The outstanding common shares as of September 27, 2015 were 314,867. On October 23, 2015 a private investor converted $40 thousand, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock. On December 8, 2015 Optex Systems issued an additional 247 common shares to certain beneficial holders to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split. On March 27, 2016 a Sileas Corporation converted $3,125 thousand or 455.52 shares of the Series A preferred stock at a stated value of $6,860 per share, for 1,250,000 shares of common stock.

The table below reflects the retroactive changes to common shares and equity accounts as a result of the 1000:1 reverse split and subsequent share issues as of March 27, 2016.

Common Shares
Outstanding

Common shares outstanding as of September 28, 2014 pre-split	170,913,943

Common shares after 1000:1 reverse split effective October 7, 2015	170,914
Roundup quantity for holders less than 100 shares	139,953
Common shares outstanding post reverse split as of September 28, 2014	310,867
Conversion of Series B Preferred Shares May 27, 2015	4,000
Common shares outstanding as of September 27, 2015	314,867
Conversion of Series B Preferred Shares October 23, 2015	16,031
Issuance of shares on December 8, 2015 for DTC roundup correction	247
Conversion of Series A Preferred Shares March 27, 2016	1,250,000
Common shares outstanding as of March 27, 2016	1,581,145

There were no other issuances of common or preferred stock during the three or six months ended March 27, 2016 or March 29, 2015.

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

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 29, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock was automatically reset to $0.01 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares. For the three months ending March 27, 2016 and March 29, 2015, there were no preferred dividends booked or preferred dividends payable in arrears.

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a converted value of $50,000 each transaction, respectively. On March 27, 2016, Sileas Corp. converted $3,125 thousand or 455.52 shares of our Series A preferred stock into 1,250,000 shares of our common stock. As a result of the conversions, Optex Systems Holdings had 546 of preferred shares outstanding as of March 27, 2016 and 1,001 of preferred shares outstanding as of September 27, 2015 respectively.

As of April 3, 2015, a majority in interest of the holders of the Series A preferred stock have waived the right to convert its Series A preferred stock into Company common shares until such a time as a reverse stock split of the Company’s stock is effected in sufficient ratio to accommodate full conversion of both Series A and Series B preferred stock from authorized and unissued shares. On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock.

On June 5, 2015, Sileas entered into a Blocker Agreement with us pursuant to which the Series A preferred stock shall not be convertible by Sileas into our common stock, and we shall not effect any conversion of the Series A Stock or otherwise issue any shares of our common stock pursuant hereto, to the extent (but only to the extent) that after giving effect to such conversion or other share issuance hereunder Sileas (together with its affiliates) would beneficially own in excess of 9.99% our common stock. Sileas also agreed to not vote any of its shares of Series A preferred stock in excess of 9.99% of our common stock. This has been waived by us until further notice.

As of March 29, 2015, based on the price reset to $2.50 per common share, there were 75.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which were subject to immediate conversion at the discretion of the holder. In the three and six months ending March 29, 2015, Optex Systems Holdings recognized a $1.5 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature for the 75.5 preferred shares issued and convertible. During the three and six months ending March 27, 2016 there were no dividends booked to retained earnings related to the beneficial conversion feature on Series A preferred shares. Based on the market price of the common stock of $2.48 as of March 27, 2016, these preferred shares are not subject to the beneficial conversion feature as the conversion price of $2.50 per share is above the market. As these Series A preferred shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

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

Upon the March 29, 2015 issuance, the market value of the common stock was $10.00 ($0.01 pre-split). As the conversion rate of $2.50 ($0.0025 pre-split) was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings and additional paid in capital adjustment for the intrinsic value, “in the money portion”, of the conversion options. During the three and six months ending March 29, 2015 Optex Systems Holdings recognized a retained earnings dividends and additional paid in capital adjustment of $4.9 million, which represented the intrinsic value of the options at the March 29, 2015 commitment date. There were no retained earnings dividends booked during the three and six months ending March 27, 2016 for the beneficial conversion feature on the Series B preferred stock. As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

On May 27, 2015 a private investor converted $10,000, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. On October 23, 2015 a private investor converted $40,000, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock. As of March 27, 2016 and September 27, 2015, there were 969 and 994 shares of Series B preferred shares outstanding, respectively.

Note 11 Subsequent Events

Credit Facility — Avidbank

On April 20, 2016, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is January 22, 2018. The facility provides up to $2 million in financing against eligible receivables and is subject to meeting certain covenants including an asset coverage ratio test for up to twenty months. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six month period of $10,000.

•	Interest shall be paid monthly in arrears.

•	A facility fee of (0.5%) of the revolving line ($10,000) is due on May 22, 2016 and each anniversary thereof for so long as the revolving credit facility is in effect.

•	The loan period is from April 20 through January 22, 2018 at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

Investor Relations - IRTH Communications

 On April 6, 2016 Optex Systems Holdings Inc. executed an investor relations services agreement with IRTH Communications. The material terms of the agreement are as follows:

•	An initial retainer of $7,500, followed by 11 consecutive monthly payments of $7,500.
•	A single one-time retainer payment of 40,000 shares of the Company’s common stock; which shares shall be “Restricted Securities” pursuant to the provisions of rule 144.
•	Reimbursement of any reasonable out-of-pocket cost and expenses, approved by the Company in advance.
•	The term of the agreement is 12 months, expiring on April 5, 2017, and shall automatically renew for an additional 12 month term on each yearly anniversary date unless the Company gives notice to IRTH of an intention to terminate at the expiration of the original term.
•	Continued payments of $7,500 per month plus a one-time payment of $100,000 worth of retainer shares of the Company’s common stock on renewal; which shares shall be “Restricted Securities” pursuant to the provisions of rule 144.

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 27, 2015 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended March 27, 2016, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete. As of March 27, 2016, there were no outstanding requests for equitable adjustments on our contracts.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $750,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of March 27, 2016, none of our outstanding backlog fell under this criterion.

Results of Operations

Backlog as of March 27, 2016, was $15.2 million as compared to a backlog of $11.0 million as of March 29, 2015, representing an increase of $4.2 million or 38.2%.  The following table depicts the current expected delivery by period of all contracts awarded as of March 27, 2016 in millions of dollars:

	(Millions)
Product Line	Q3 2016	Q4 2016	2016 Delivery	2017 Delivery	Total Backlog 3/27/2016	Total Backlog 3/29/2015	Variance	% Chg
Periscopes	$2.7	$2.0	$4.7	$0.6	$5.3	$2.0	$3.3	165.0%
Sighting Systems	0.6	1.0	1.6	2.2	3.8	5.2	(1.4)	(26.9)%
Other	0.1	0.7	0.8	0.9	1.7	0.3	1.4	466.7%
Optex Systems - Richardson	3.4	3.7	7.1	3.7	10.8	7.5	3.3	44.0%
Applied Optics Center - Dallas	2.1	2.2	4.3	0.1	4.4	3.5	0.9	25.7%
Total Backlog	$5.5	$5.9	$11.4	$3.8	$15.2	$11.0	$4.2	38.2%

During the six months ending March 27, 2016, Optex Systems Holdings received $9.9 million in new orders consisting of $4.3 million in periscopes, $3.6 million attributable to the Applied Optics Center, $0.3 million in sighting systems, and $1.7 million in other orders.

As of March 27, 2016, backlog for our periscope line has increased 165.0% in the last twelve months since March 29, 2015, and Optex has received an additional $1.7 million in booked periscope orders since the beginning of the quarter starting in April 2016. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil.  Our acquisition of the Applied Optics Center in November 2014, combined with our expanded footprint into foreign vehicle platforms has positioned Optex Systems Inc. to effectively compete for domestic and foreign defense market share as the best value supplier for laser protected periscopes.

Sighting Systems backlog decreased by ($1.4) million or (26.9%) in the last twelve months as we continue to deliver against our existing M36 DDAN contract. We anticipate the possibility of new sighting systems orders for DDANs as well as similar sighting systems for delivery beyond 2016.

Applied Optics Center backlog increased $0.9 million, or 25.7% in the last twelve months since March 29, 2015 due to increased government orders. U.S. military backlog has increased due to a June 2015 base contract awarded for 11,200 ACOG Laser Filter Units valued at $1.3 million for delivery in fiscal year 2016. The base contract award also provides for an option quantity, up to an additional 11,200 units, for a total potential contract value of $2.6 million. The ACOG increase was partially offset by reductions in U.S. military backlog for other laser filters and windows. In May, 2015, the Applied Optics Center entered into a supply agreement with Nightforce Optics, Inc. for supply by us to Nightforce of certain critical optical assemblies through our Applied Optics Center division. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3.0 million in calendar year 2015 and $3.9 million in calendar 2016. Our backlog for the Nightforce optical assemblies is $2.0 million as of March 27, 2016, as compared to $2.0 million for the period ended March 29, 2015. We are anticipating new orders against this product line in the next three months.

Our backlog increased by $1.4 million or 466.7% on other products in the last twelve months due to new orders booked for collimator assemblies in support of the U.S government and General Dynamics, and cable assemblies for the U.S. Government.

Three Months Ended March 27, 2016 Compared to the Three Months Ended March 29, 2015

Revenues. In the three months ended March 27, 2016, revenues decreased by $187 thousand or 5.5% from the respective prior period in 2015 as set forth in the table below:

	Three months ended (Thousands)
Product Line	March 27, 2016	March 29, 2015	Variance	% Chg
Periscopes	$1,181	$1,110	$71	6.4
Sighting Systems	698	742	(44)	(5.9)
Other	87	69	18	26.1
Optical Systems - Richardson	1,966	1,921	45	2.3
Applied Optics Center - Dallas	1,250	1,482	(232)	(15.7)
Total Revenue	$3,216	$3,403	$(187)	(5.5)

Revenues increased by $0.1 million or 6.4% on our periscope line during the three months ended March 27, 2016 as compared to the three months ended March 29, 2015. We expect periscope shipments to continue to increase over the second half as we begin shipments against the increased backlog orders in the third and fourth quarters.

Sighting systems revenues for the three months ending March 27, 2016 decreased by ($0.04) million or (5.9%) from revenues in the prior year period software issues causing a delay in the video controller equipment required to complete M36 DDAN units. Shipments are expected to resume at a higher pace in the second half of the fiscal year as the software issues resolve and the video controller equipment deliveries are back on schedule.

Applied Optics Center revenue decreased ($0.2) million or (15.7%) during the three months ended March 27, 2016 as compared to the three months ended March 29, 2015. U.S. military orders declined by ($0.5) million due to completion of several contracts in the prior year. The decline was partially offset by higher revenue of $0.3 million on our commercial Nightforce optical assemblies. We expect Applied Optics Center revenue to continue to increase in the second half of fiscal 2016 as we begin shipments against the U.S. military ACOG laser filter contract in the third quarter.

Revenue on other product lines increased by $0.02 million or 26.1% compared to revenues in the prior year period due to new orders for U.S. military spare parts delivered in the three months ending March 27, 2016.

Cost of Goods Sold. During the three months ended March 27, 2016 and March 29, 2015, we recorded cost of goods sold of $2.7 million and $3.4 million, respectively. The gross margin during the three months ended March 27, 2016 was $0.5 million or 16.0% of revenues as compared to a gross margin of $0.0 million for the three months ended March 29, 2015. The decrease in cost of sales of ($0.7) million is due to the ($0.2) million reduction in revenue combined with improvements in labor efficiency and manufacturing overhead rates in addition to the reduction in intangible amortization related to the Applied Optics Center acquisition of ($0.1) million incurred in the prior year period. The increase in gross margin of $0.5 million, or 16.0% for the current year period, as compared to the prior year period, is primarily due to improved labor efficiencies, updated pricing on new orders, and increased plant utilization in the current year quarter versus the prior year quarter.

G&A Expenses. During the three months ended March 27, 2016, we recorded operating expenses of $0.8 million as opposed to $0.8 million, during the three months ended March 29, 2015, no net change.

Operating Loss. During the three months ended March 27, 2016, we recorded an operating loss of ($0.3) million, as compared to an operating loss of ($0.8) million during the three months ended March 29, 2015. The $0.5 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin of $0.5 million.

Net Loss applicable to common shareholders. During the three months ended March 27, 2016, we recorded a net loss applicable to common shareholders of ($0.3) million as compared to net a loss applicable to common shareholders of ($2.8) million during the three months ended March 29, 2015. The decreased loss of $2.5 million is primarily attributable to an increase in the current year operating profit of $0.5 million offset by decreases in other income from the prior year quarter of ($4.5) million for interest and derivative valuation adjustments and decreases of $6.4 million for premiums on preferred stock from the prior year quarter.

Six Months Ended March 27, 2016 Compared to the Six Months Ended March 29, 2015

Revenues. In the six months ended March 27, 2016, revenues increased by $927 thousand or 16.9% from the respective prior period in 2015 as set forth in the table below:

	Six months ended (Thousands)
Product Line	March 27, 2016	March 29, 2015	Variance	% Chg
Periscopes	$2,776	$1,898	$878	46.3
Sighting Systems	975	1,448	(473)	(32.7)
Other	383	331	51	15.4
Optical Systems - Richardson	4,134	3,677	456	12.4
Applied Optics Center - Dallas	2,295	1,824	471	25.8
Total Revenue	$6,429	$5,501	$927	16.9

Revenues increased by $0.9 million or 46.3% on our periscope line during the six months ended March 27, 2016 as compared to the six months ended March 29, 2015. During the period, Optex Systems experienced increased revenue across all periscope types due to increased orders booked in support of foreign and domestic orders received during fiscal year 2015. We expect periscope shipments to continue to increase over the second half as we begin shipments against the increased backlog orders in the third and fourth quarters.

Sighting systems revenues for the six months ending March 27, 2016 decreased by ($0.5) million or (32.7%) from revenues in the prior year period software issues causing a delay in the video controller equipment required to complete M36 DDAN units. Shipments are expected to resume at a higher pace in the second half of the fiscal year as the software issues resolve and the video controller equipment deliveries are back on schedule.

Applied Optics Center revenue increased $0.5 million or 25.8% during the six months ended March 27, 2016 as compared to the six months ended March 29, 2015. Revenues increased due to a ramp up of deliveries on our commercial Nightforce optical assemblies of $0.6 million and increased orders for military laser interface filters of $0.3 million to a new customer, which was offset by a decline of ($0.4) million in direct U.S. military orders due to completion of several government contracts in the prior year. We expect Applied Optics Center revenue to continue to increase in the second half of fiscal 2016 as we begin shipments against the U.S. military ACOG laser filter contract in the third quarter.

Revenue on other product lines increased by $0.1 million or 15.4% compared to revenues in the prior year period due to new orders for Big Eye binoculars and spare parts delivered in the six months ending March 27, 2016.

Cost of Goods Sold. During the six months ended March 27, 2016 and March 29, 2015, we recorded cost of goods sold of $5.4 million and $5.1 million, respectively. The gross margin during the six months ended March 27, 2016 was $1.0 million or 15.3% of revenues as compared to a gross margin of $0.4 million or 6.4% for the six months ended March 29, 2015. The increase in cost of sales of $0.3 million is primarily due to the $0.9 million increase in revenue during the same period. The increase in gross margin percentage for the current year period, as compared to the prior year period, is primarily due to improved labor efficiencies, updated pricing on new orders, increased plant utilization and reduced amortization of intangibles.

G&A Expenses. During the six months ended March 27, 2016, we recorded operating expenses of $1.5 million as opposed to $1.5 million, during the six months ended March 29, 2015, no net change.

Operating Loss. During the six months ended March 27, 2016, we recorded an operating loss of ($0.5) million, as compared to an operating loss of ($1.1) million during the six months ended March 29, 2015. The $0.6 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin of $0.6 million on higher revenue.

Net Loss applicable to common shareholders. During the six months ended March 27, 2016, we recorded a net loss applicable to common shareholders of ($0.6) million as compared to net loss applicable to common shareholders of ($5.6) million during the six months ended March 29, 2015. The decreased loss of $5.0 million is primarily attributable to a decrease in the current year operation loss of $0.6 million offset by decreases in the current year other income and expense from the prior year period for non-recurring items recognized as a gain on asset purchase of the Applied Optics Center of ($2.1) million, a decrease of $6.4 million for premiums on preferred stock and a reduction in interest expense of $0.1 million from the prior year period.

Liquidity and Capital Resources

As of March 27, 2016, Optex Systems Holdings had working capital of $5.7 million, as compared to $6.1 million as of September 27, 2015. During the six months ended March 27, 2016, the Company experienced a net loss of ($0.5) million and an increase of 16.9%, or $0.9 million in revenues to $6.4 million in the current year period as compared to $5.5 million in the prior year period ending March 29, 2015. Backlog as of March 27, 2016 has increased by $4.2 million or 38.2% to $15.2 million as compared to backlog of $11.0 million as of March 29, 2015.

The Company has historically funded its working capital through operations, convertible notes, preferred stock offerings and bank debt.  The Company also filed a registration statement on Form S-1 for a primary offering late in fiscal 2015; however, due to market conditions, it has not yet been able to consummate an underwritten offering. The Company has withdrawn this registration statement. The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At March 27, 2016, the Company had approximately $0.6 million in cash and an outstanding payable balance of $0.8 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $1 million, (increased to $2.0 million as of April 20, 2016) which fluctuates based on our open accounts receivable balance. As of March 27, 2016 our outstanding accounts receivable was $1.7 million. The Company expects to increase profitability during the second half of the fiscal year and revenues increase over the next six months.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Our current backlog supports increased revenues in the third and fourth quarters of fiscal year 2016 over the first quarter levels. Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 27, 2015 through March 27, 2016

Cash and Cash Equivalents: As of March 27, 2016, we had cash and cash equivalents of $0.6 million which representing an decrease of ($0.1) million during the six months ended March 27, 2016.

Net Cash Provided by Operating Activities. Net cash used by operating activities during the six months from September 27, 2015 to March 27, 2016 totaled ($0.1) million as compared to ($0.5) used in the six months ended March 29, 2015. The primary uses of cash during the period is collections against accounts receivable of $1.2 million offset by increased inventory ($1.5) million and other uses of ($0.3) million. Inventory increases are primarily in support of higher planned revenue during the next six months.

Net Cash Provided by Investing Activities. In the six months ended March 27, 2016, cash provided by investing activities was $0 as compared to ($2.1) million used in the six months ended March 29, 2015.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0 during the six months ended March 27, 2016. As of September 27, 2015, the outstanding line of credit balance was $0.8 million. Net cash provided by financing activities of $2.0 million during the six months ending March 29, 2015 consist of proceeds of convertible notes and borrowing against the credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 27, 2016, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 27, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 27, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 11, 2016	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 11, 2016	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

