Form 10-Q
period 2016-06-26
Optex Systems Holdings Inc
filed 2016-08-08
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 26, 2016: 1,621,145 shares of common stock.

State the issuer’s public float as of June 26, 2016; $508,459.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 26, 2016

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 26, 2016

CONSOLIDATED BALANCE SHEETS AS OF JUNE 26, 2016 (UNAUDITED) AND SEPTEMBER 27, 2015	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 26, 2016 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 28, 2015 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 26, 2016 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JUNE 28, 2015 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

3

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)
	June 26, 2016 (Unaudited)	September 27, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$601	$683
Accounts Receivable, Net	1,837	2,866
Net Inventory	6,510	5,713
Prepaid Expenses	108	170

Current Assets	9,056	9,432

Property and Equipment, Net	1,745	1,971

Other Assets
Prepaid Royalties - Long Term	98	120
Security Deposits	23	23

Other Assets	121	143

Total Assets	$10,922	$11,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$732	$575
Accrued Expenses	889	812
Accrued Warranties	28	28
Customer Advance Deposits - Short Term	630	1,091
Credit Facility	730	817

Current Liabilities	3,009	3,323

Customer Advance Deposits - Long Term	-	65

Total Liabilities	3,009	3,388

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 546 and 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 969 and 994 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 1,621,145 and 314,867 shares issued and outstanding, respectively)	2	-
Additional Paid-in-capital	26,504	26,394
Accumulated Deficit	(18,593)	(18,236)

Stockholders' Equity	7,913	8,158

Total Liabilities and Stockholders' Equity	$10,922	$11,546

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share data)
	Three months ended		Nine months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Revenue	$5,344	$2,312	$11,773	$7,814

Cost of Sales	4,261	2,572	9,708	7,723

Gross Margin	1,083	(260)	2,065	91

General and Administrative Expense	872	741	2,394	2,237

Operating Income (Loss)	211	(1,001)	(329)	(2,146)

Gain on Purchased Asset	-	-	-	2,110
Interest Income (Expense)	(12)	(13)	(28)	(166)
Other (Expense) and Income	(12)	(13)	(28)	1,944

Net Income (Loss) After Taxes	199	(1,014)	(357)	(202)

Preferred stock dividend/premium	-	-	-	(6,441)

Net income (loss) applicable to common shareholders	$199	$(1,014)	$(357)	$(6,643)

Basic and diluted income (loss) per share	$0.12	$(3.25)	$(0.47)	$(21.33)

Weighted Average Common Shares Outstanding - basic and fully diluted	1,607,079	312,274	756,321	311,336

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	June 26, 2016	June 28, 2015

Cash flows from operating activities:
Net loss	$(357)	$(202)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	260	247
Noncash interest expense	(17)	142
Stock compensation expense	112	116
(Increase) decrease in accounts receivable	1,029	(337)
(Increase) decrease in inventory (net of progress billed)	(797)	(867)
(Increase) decrease in prepaid expenses	62	(23)
(Increase) decrease in security deposits	-	3
Increase (decrease) in accounts payable and accrued expenses	234	837
Increase (decrease) in accrued warranty costs	-	3
Increase (decrease) in customer advance deposits	(526)	(677)
Total adjustments	357	(556)
Net cash (used in) operating activities	-	(758)

Cash flows from investing activities
Purchases of property and equipment	(34)	(2,100)
Decrease in prepaid royalties - long term	22	22
Net cash (used in) investing activities	(12)	(2,078)

Cash flows from financing activities
Proceeds from convertible notes issued	-	1,560
Debt issuance fees	-	(74)
Proceeds (to) from credit facility (net)	(70)	550

Net cash (used in) provided by financing activities	(70)	2,036

Net increase (decrease) in cash	(82)	(800)
Cash at beginning of period	683	1,685
Cash at end of period	$601	$885

Supplemental cash flow information:
Cash paid for interest	$45	$23
Exchange of convertible note and accrued interest to series B preferred stock	-	1,629
Beneficial Conversion Feature on series B preferred stock	-	4,887
Beneficial Conversion Feature on series A preferred stock	-	1,554
Exchange of preferred stock for common stock	3,165	10

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in two leased facilities comprising approximately 93,733 square feet. As of June 26, 2016, Optex Systems Holdings operated with 89 full-time equivalent employees.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. There were no unliquidated progress payments as of June 26, 2016 and September 27, 2015. As of June 26, 2016 and September 27, 2015, inventory included:

	(Thousands)
	June 26, 2016	September 27, 2015
Raw Material	$3,849	$4,545
Work in Process	3,600	2,456
Finished Goods	653	304
Gross Inventory	$8,102	$7,305
Less: Inventory Reserves	(1,592)	(1,592)
Net Inventory	$6,510	$5,713

Net inventory increased by $797 thousand during the nine months ending June 26, 2016 in support of revenues anticipated during the fourth quarter of the current fiscal year.

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

Pursuant to the contract, all substantive milestones events were completed as of September 30, 2012 and as such, there was zero revenue recognized for milestones in the three and nine months ending June 26, 2016 and June 28, 2015 and no unpaid/invoiced customer deposits related to the completed milestone events, respectively.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of June 26, 2016, Optex Systems, Inc. had a balance of $0.6 million in short term customer advance deposits for deliveries to occur within the next twelve months on non-substantive milestone billings.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the three and nine months ending June 28, 2015 Optex Systems Holdings recognized dividends of zero and $6.4 million, respectively, on series A and series B preferred stock related to the beneficial conversion feature of arising from a common stock conversion rate of $2.50 versus a current market price of $10.00 per common share. There was zero dividends recognized during the three and nine months ending June 26, 2016, as the conversion price was above the market.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of June 26, 2016 and September 27, 2015 the unamortized balance of the intangible assets was zero. See Note 5 “Intangible Assets”.

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

For the three and nine months ended June 26, 2016, respectively, 546 shares of Series A preferred stock, 969 shares of Series B preferred stock, 52,850 stock options and zero warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and nine months ended June 28, 2015, respectively, 1,001 shares of Series A preferred stock, 994 shares of Series B preferred stock, 62,858 stock options and 1,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

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

As a result of the asset purchase, the Company incurred additional acquisition-related costs of approximately $40.2 thousand during the nine months ending June 28, 2015 for legal, accounting and valuation consulting fees which were expensed to general administrative costs.

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

Optex Systems Holdings reportable segments are strategic businesses offering similar products to similar markets and customers; however, the companies are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and the management in place just prior to the time of the acquisition was retained.

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

Optex Systems – Dallas, serves as the home office for both segments, and shared general and administrative costs attributable to both segments are allocated directly to the segments based on the government costs accounting standard, CAS 403 – “Allocation of Home Office Expenses to Segments”. The purpose of CAS 403 is to provide criteria for allocating home office expenses to the segments of an organization based on the beneficial or causal relationships between the expenses and the receiving segments. Based on CAS 403, Optex Systems Holdings allocates home office expenses based on a three factor formula which is the average of the following three percentages for each of the segment’s fiscal year:

(1) The percentage of segment payroll dollars to total payroll dollars of all segments;

(2) The percentage of the segment’s operating revenue to the total operating revenue of all segments; and

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

Optex Systems – Richardson revenues predominately support prime and subcontracted military customers both domestically and abroad. The Optex Systems segment serves domestic military customers, 69% and foreign military customers, 31%. The Optex Systems segment revenue for nine months ending June 26, 2016 was derived from external customers consisting of General Dynamics, 26%, the U.S. government, 57%, International Parts Supply Co (IPS), 8%, and other external customers, 9%.

Optex Systems is located in Richardson, Texas, with leased premises consisting of approximately 49,100 square feet.  As of June 26, 2016, the Richardson facility operated with 52 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

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

The Applied Optics Center serves primarily domestic U.S. customers, externally, and as an internal supplier for Optex Systems – Dallas. Applied Optics Center sales to commercial customers represent 32% and military sales to prime and subcontracted customers represent 46% of the total segment revenue. Intersegment sales to Optex Systems – Richardson, comprised 22% of the total segments revenue and was primarily in support of military contracts. The Applied Optics Center external customer revenue for the nine months ending June 26, 2016 was derived from Nightforce Optics, Inc., 38%, L3 Communications, 15%, Exelis, Inc., 22%, the U.S. government, 20%, and other external customers, 5%.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet is currently subleased to L3 Mobile Vision. As of June 26, 2016, AOC operated with 37 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segments profit or loss as well as segment assets for the three months ending June 26, 2016 and the three months ending June 28, 2015. Optex Systems Holdings does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ending June 26, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,377	$1,967	$-	$5,344
Intersegment revenues	-	515	(515)	-
Total Revenue	$3,377	$2,482	$(515)	$5,344

Interest (income) expense	$-	$-	$12	$12

Depreciation and Amortization	$20	$68	$-	$88

Income (Loss) before taxes	$135	$76	$(12)	$199

Other significant noncash items:
Allocated home office expense	$(188)	$188	$-	$-
Stock compensation expense	$63	$-	$-	$63
Royalty expense amortization	$8	$-	$-	$8
Provision for (use of) contract loss reserves	$-	$(17)	$-	$(17)

Segment Assets	$6,146	$4,776	$-	$10,922
Expenditures for segment assets	$-	$-	$-	$-

	Reportable Segment Financial Information (thousands)
	Three months ending June 28, 2015
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,108	$1,204	$-	$2,312
Intersegment revenues	-	190	(190)	-
Total Revenue	$1,108	$1,394	$(190)	$2,312

Interest (income) expense	$-	$-	$13	$13

Depreciation and Amortization	$22	$67	$-	$89

Income (Loss) before taxes	$(612)	$(390)	$(13)	$(1,015)

Other significant noncash items:
Allocated home office expense	$(111)	$111	$-	$-
(Gain) on purchased asset - AOC	$-	$-	$-	$-
Amortization of intangible assets	$-	$171	$-	$171
Stock option compensation expense	$24	$-	$-	$24
Royalty expense amortization	$8	$-	$-	$8
Provision for (use of) contract loss reserves	$-	$(41)	$-	$(41)

Segment Assets	$7,099	$3,903	$-	$11,002
Expenditures for segment assets	$(6)	$-	$-	$(6)

The financial tables below present the information for each of the reportable segments profit or loss as well as segment assets for the nine months ending June 26, 2016 and the nine months ending June 28, 2015. Optex Systems Holdings does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Nine months ending June 26, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$7,511	$4,262	$-	$11,773
Intersegment revenues	-	1,173	(1,173)	-
Total Revenue	$7,511	$5,435	$(1,173)	$11,773

Interest (income) expense	$-	$-	$28	$28

Depreciation and Amortization	$57	$203	$-	$260

Income (Loss) before taxes	$(16)	$(313)	$(28)	$(357)

Other significant noncash items:
Allocated home office expense	$(565)	$565	$-	$-
Stock compensation expense	$112	$-	$-	$112
Royalty expense amortization	$22	$-	$-	$22
Provision for (use of) contract loss reserves	$-	$(47)	$-	$(47)

Segment Assets	$6,146	$4,776	$-	$10,922
Expenditures for segment assets	$(15)	$(19)	$-	$(34)

	Reportable Segment Financial Information (thousands)
	Nine months ending June 28, 2015
	Optex Systems Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,786	$3,028	$-	$7,814
Intersegment revenues	-	190	(190)	-
Total Revenue	$4,786	$3,218	$(190)	$7,814

Interest (income) expense	$-	$-	$166	$166

Depreciation and Amortization	$68	$179	$-	$247

Income (Loss) before taxes	$(1,055)	$1,020	$(166)	$(201)

Other significant noncash items:
Allocated home office expense	$(277)	$277	$-	$-
(Gain) on purchased asset - AOC	$-	$2,110	$-	$2,110
Amortization of intangible assets	$-	$342	$-	$342
Stock option compensation expense	$116	$-	$-	$116
Royalty expense amortization	$23	$-	$-	$23
Provision for (use of) contract loss reserves	$(11)	$-	$-	$(11)

Segment Assets	$7,099	$3,903	$-	$11,002
Expenditures for segment assets	$(30)	$(2,070)	$-	$(2,100)

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

The fair values of the intangible assets as of the asset transfer date consisted primarily of $342.2 thousand of undelivered customer order backlog with contracted delivery dates that is essentially fulfilled as of quarter ended June 28, 2015. The amortization of identifiable intangible assets associated with the acquisition was amortized on a straight line basis over the six month period beginning on December 29, 2014 at a rate of $57.0 thousand per month pursuant to the expected order deliveries. The intangible amortization is allocable to operating expenses as manufacturing cost of sales and general and administrative expenses at a rate of $145.5 thousand and $25.5 thousand per quarter, respectively, through quarter ending June 28, 2015. The identifiable intangible assets are amortized over 15 years for income tax purposes. There were no unamortized intangible assets or amortization expenses incurred in the three and nine months ending June 26, 2016. During the three and nine months ending June 28, 2015, $145.5 thousand and $291.1 thousand had been amortized to cost of sales, respectively, and $25.5 thousand and $51.1 thousand had been amortized to general and administrative expenses, respectively. As of the periods ending June 26, 2016 and September 27, 2015, the total unamortized balance of intangible assets was zero.

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

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014, and annual rental payment inflationary increases between 3.4% and 4.8% occurring each year beginning in 2016. As of June 26, 2016 the unamortized deferred rent was $108 thousand as compared to $106 thousand as of September 27, 2015. Deferred rent expense is amortized monthly over the life of the lease.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 56,633 square feet of space at the premises. The term of the lease expires September 30, 2016. We are currently in negotiations with the property manager to renew the lease with a reduced floor space for an additional five years by September 30, 2016.

Approximately 12,000 square feet covered under the current Applied Optics Center lease, is subleased under a separate Memorandum of Understanding dated October 27, 2014, to L-3 Communications Mobile Vision Inc. The sublease term is for November 2014 through September 2016. The sublease is treated as a reduction in the company facilities rental and CAM expenses in the statement of operations. L-3 has notified Optex that it will not be renewing the sublease at the end of the current term. We are negotiating with the property manager to exclude a substantial portion of the floor space currently associated with the L-3 Mobile Vision Inc. address from the Optex lease renewal.

As of June 26, 2016, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas		Applied Optics Center Dallas Sublease
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2016	$67	$22	$72	$20	$(15)	$(8)	$158
2017	266	88	-	-	-	-	354
2018	271	90	-	-	-	-	361
2019	281	92	-	-	-	-	373
2020	291	94	-	-	-	-	385
2021	147	48	-	-	-	-	195
Total minimum lease payments	$1,323	$434	$72	$20	$(15)	$(8)	$1,826

Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended June 26, 2016 was $169 and $473 thousand. Total expense under facility lease agreements as of the three and nine months ended June 28, 2015 was $181 and $435 thousand.

Note 7 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We completed our first international shipment utilizing this technology in 2014 and are currently in production to support a U.S. Government Foreign Military Sale contract awarded in January 2016. We estimate the commercial life of the patent at seven years. As of June 26, 2016, the balance of the patent license is $98 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and nine months ending June 26, 2016 and June 28, 2015 was $8 thousand and $22 thousand each year, respectively.

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

As of June 26, 2016 and September 27, 2015, the outstanding principal and accrued interest balance on the line of credit was $730 thousand and $817 thousand, respectively.  For the three and nine months ended June 26, 2016 and June 28, 2015, the total interest expense against the outstanding line of credit balance was $12 and $28 thousand and $10 and $20 thousand, respectively.

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

Optex Systems, Inc. incurred $74 thousand in debt issuance costs, for investment banking, legal and placements fee services, inclusive of the $10 thousand supplemental convertible note issued for placement fees. These costs are reflected in the June 28, 2015 cash flow statement as debt issuance costs and were amortized to interest expense across the term of the notes based on the effective interest method. For the three and nine months ending June 26, 2016 the total interest expense related to the debt was zero. For the three and nine months ending June 28, 2015 the total interest expense related to the debt was $3 and $146 thousand, respectively. As of June 26, 2016 and September 27, 2015 the unamortized debt issuance costs were zero.

On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Note 9-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of June 26, 2016, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 6/26/16	Date	Period

12/09/11	46,070	$10.00	35,350	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	73,752		60,350

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 28, 2014	62,912	$—	3.41	$—
Granted – 2015	—
Forfeited – 2015	(54)			—
Exercised – 2015	—			—
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,508)			—
Exercised – 2016	—			—
Outstanding as of June 26, 2016	60,350	$—	1.67	$—

Exercisable as of September 27, 2015	40,266	$—	1.45	$—

Exercisable as of June 26, 2016	52,850	$—	1.34	$—

As of June 26, 2016, the intrinsic value of the outstanding options was zero. There were zero options granted in the three and nine months ended June 26, 2016 and June 28, 2015, respectively.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 28, 2014	42,710	$7.58
Non-vested granted — year ended September 27, 2015	—	$—
Vested — year ended September 27, 2015	(20,064)	$7.50
Forfeited — year ended September 27, 2015	(54)	$—
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — nine months ended June 26, 2016	—	—
Vested — nine months ended June 26, 2016	(12,585)	7.33
Forfeited — nine months ended June 26, 2016	(2,508)	—
Non-vested as of June 26, 2016	7,500	$8.00

Restricted Stock Units issued to Officers and Employees

On June 14, 2016, the Compensation Committee (“Committee”) of the Board of Directors of Optex Systems Holdings, Inc. approved the Company’s 2016 Restricted Stock Unit Plan (the “Plan”). The Plan provides for the issuance of stock units (“RSU”) for up to 1,000,000 shares of the Company’s common stock to Optex Systems Holdings officers and employees. Each RSU constitutes a right to receive one share of the Company’s common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of the Company’s common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.85 as of June 15, 2016 is $372 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods.

Consulting and Vendor Equity Issues

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement (See note 6). The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the three or nine months ended June 26, 2016 and June 28, 2015.

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

As of June 26, 2016, Optex Systems Holdings had the zero outstanding warrants outstanding. As of March 3, 2016 1,000 warrants issued to Avidbank on March 4, 2010 expired unexercised.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ending
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	September 27, 2015

Stock Options (1)	$(8)	$25	$41	$116	$59	$100
Restricted Stock Units	47	-	47	-	325	-
Consultant Shares (IRTH)	24	-	24	-	70	-
Total Stock Compensation	$63	$25	$112	$116	$454	$100

(1) The three months ending June 26, 2016 includes a cumulative correction for over amortization stock options during the six months ending March 27, 2016.

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

On October 23, 2015 a private investor converted $40 thousand, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock. On December 8, 2015 Optex Systems issued an additional 247 common shares to certain beneficial holders to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split. On March 27, 2016, Sileas Corporation converted $3,125 thousand or 455.52 shares of the Series A preferred stock at a stated value of $6,860 per share, for 1,250,000 shares of common stock. On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement (See note 6). The outstanding common shares as of June 26, 2016 is 1,621,145.

The table below reflects the retroactive changes to common shares and equity accounts as a result of the 1000:1 reverse split and subsequent share issues as of June 26, 2016.

Common Shares
Outstanding

Common shares outstanding as of September 28, 2014 pre-split	170,913,943

Common shares after 1000:1 reverse split effective October 7, 2015	170,914
Roundup quantity for holders less than 100 shares	139,953
Common shares outstanding post reverse split as of September 28, 2014	310,867
Conversion of Series B Preferred Shares May 27, 2015	4,000
Common shares outstanding as of September 27, 2015	314,867
Conversion of Series B Preferred Shares October 23, 2015	16,031
Issuance of shares on December 8, 2015 for DTC roundup correction	247
Conversion of Series A Preferred Shares March 27, 2016	1,250,000
Issuance IRTH consulting shares on April 29, 2016	40,000
Common shares outstanding as of June 26, 2016	1,621,145

There were no other issuances of common or preferred stock during the three or nine months ended June 26, 2016 or June 28, 2015.

On December 15, 2015, our board of directors and the shareholders holding a majority of our issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split which combines the outstanding shares of our common stock into a lesser number of outstanding shares. Our board of directors will have the sole discretion to effect the amendment and reverse stock split at any time prior to June 30, 2016, and to fix the specific ratio for the combination, provided that the ratio would be not less than 1-for-2 and not more than 1-for-3. We did not effect this reverse split within the time period allotted.

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

On March 19, 2013, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a total converted value of $50,000. On February 11, 2014 and March 24, 2014, Alpha Capital Anstalt converted 7.29 shares of Series A preferred stock at a stated value of $6,860 into 5,000 shares of its Common Stock for a converted value of $50,000 each transaction, respectively. On March 27, 2016, Sileas Corp. converted $3,125 thousand or 455.52 shares of our Series A preferred stock into 1,250,000 shares of our common stock. As a result of the conversions, Optex Systems Holdings had 546 of preferred shares outstanding as of June 26, 2016 and 1,001 of preferred shares outstanding as of September 27, 2015 respectively.

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

For the three months ending June 26, 2016 and June 28, 2015, there were no preferred dividends booked or preferred dividends payable in arrears. As of March 29, 2015, based on the price reset to $2.50 per common share, there were 75.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which were subject to immediate conversion at the discretion of the holder. In the nine months ending June 28, 2015, Optex Systems Holdings recognized a $1.5 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature for the 75.5 preferred shares issued and convertible as of March 29, 2015. During the nine months ending June 26, 2016 there were no dividends booked to retained earnings related to the beneficial conversion feature on Series A preferred shares. Based on the market price of the common stock of $1.90 as of June 26, 2016, these preferred shares are not subject to the beneficial conversion feature as the conversion price of $2.50 per share is above the market. As these Series A preferred shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

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

On March 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share and was reset to $2.50 per share pursuant to the October 7, 2015 1000:1 reverse stock split.

Upon the March 28, 2015 issuance, the market value of the common stock was $10.00 ($0.01 pre-split). As the conversion rate of $2.50 ($0.0025 pre-split) was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings and additional paid in capital adjustment for the intrinsic value, “in the money portion”, of the conversion options. During the three and nine months ending June 28, 2015 Optex Systems Holdings recognized a retained earnings dividends and additional paid in capital adjustment of zero and $4.9 million, respectively, which represented the intrinsic value of the options at the March 28, 2015 commitment date. There were no retained earnings dividends booked during the three and nine months ending June 26, 2016 for the beneficial conversion feature on the Series B preferred stock. As these shares are subject to the potential for further adjustments to the conversion ratio based on future occurrences, any new conversion price reset may trigger recognition of an additional beneficial conversion feature on occurrence.

On May 27, 2015 a private investor converted $10,000, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock. On October 23, 2015 a private investor converted $40,000, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock. As of June 26, 2016 and September 27, 2015, there were 969 and 994 shares of Series B preferred shares outstanding, respectively.

Note 11 Subsequent Events

On June 30, 2016 a private investor converted $273,226, or 167.7 shares of the Series B preferred stock at a stated value of $1,629 per share, for 109,291 shares of common stock.

On July 20, 2016 Optex Systems Inc. was awarded a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with a total potential order value up to $6.0 million to supply its laser protected periscopes to the Defense Logistics Agency over the next 5 years.

On August 2, 2016 Optex Systems Holdings filed an amended registration statement on Form S-1/A for a primary offering in August 2016 and are seeking to consummate an underwritten offering of up to $5,000,000 in gross proceeds from the sale of common stock with a potential additional $750,000 if the entire overallotment is exercised in the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 27, 2015 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended June 26, 2016, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete. As of June 26, 2016, there were no outstanding requests for equitable adjustments on our contracts.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $750,000, which is the federal government Truth in Negotiations Act “TINA” threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of June 26, 2016, none of our outstanding backlog fell under this criterion.

Results of Operations

Backlog as of June 26, 2016, was $15.0 million as compared to a backlog of $11.9 million as of June 28, 2015, representing an increase of $3.1 million or 26.1%.  The following table depicts the current expected delivery by period of all contracts awarded as of June 26, 2016:

	(Millions)
Product Line	Q4 2016 Delivery	2017 Delivery	Total Backlog 6/26/2016	Total Backlog 6/28/2015	Variance	% Chg
Periscopes	$1.6	$3.3	$4.9	$3.7	$1.2	32.4%
Sighting Systems	0.3	3.4	3.7	5.1	(1.4)	(27.5)%
Other	0.7	1.0	1.7	0.3	1.4	466.7%
Optex Systems - Richardson	2.6	7.7	10.3	9.1	1.2	13.2%
Applied Optics Center - Dallas	2.5	2.2	4.7	2.8	1.9	67.9%
Total Backlog	$5.1	$9.9	$15.0	$11.9	$3.1	26.1%

During the nine months ending June 26, 2016, Optex Systems Holdings received $15.0 million in new orders consisting of $6.7 million in periscopes, $5.8 million attributable to the Applied Optics Center, $0.6 million in sighting systems, and $1.9 million in other orders.

As of June 26, 2016, backlog for our periscope line has increased by $1.2 million or 32.4% in the last twelve months since June 28, 2015. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil.  Our acquisition of the Applied Optics Center in November 2014, combined with our expanded footprint into foreign vehicle platforms has positioned Optex Systems Inc. to effectively compete for domestic and foreign defense market share as the best value supplier for laser protected periscopes.

Sighting Systems backlog decreased by ($1.4) million or (27.5%) in the last twelve months as we continue to deliver against our existing M36 DDAN contract. We anticipate the possibility of new sighting systems orders for DDANs as well as similar sighting systems for delivery beyond 2016.

Applied Optics Center backlog increased $1.9 million, or 67.9% in the last twelve months since June 28, 2015 primarily due to increases in commercial products for our Nightforce optical assembly products. In May, 2015, the Applied Optics Center entered into a supply agreement with Nightforce Optics, Inc. for supply by us to Nightforce of certain critical optical assemblies through our Applied Optics Center division. The production rate and delivery schedule shall be agreed upon by the parties and are subject to aggregate annual minimum order values of $3.0 million in calendar year 2015 and $3.9 million in calendar 2016. Our backlog for the Nightforce optical assemblies is $3.4 million as of June 26, 2016, as compared to $1.5 million for the period ended June 28, 2015. We are anticipating additional orders against this product line in the next three months.

Our backlog increased by $1.4 million or 466.7% on other products in the last twelve months due to new orders booked for collimator assemblies in support of the U.S government and General Dynamics, and cable assemblies for the U.S. Government.

Three Months Ended June 26, 2016 Compared to the Three Months Ended June 28, 2015

Revenues. In the three months ended June 26, 2016, revenues increased by $3.0 million or 130.4% from the respective prior period in 2015 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	June 26, 2016	June 28, 2015	Variance	% Chg
Periscopes	$2.8	$0.7	$2.1	300.0
Sighting Systems	0.5	0.2	0.3	150.0
Other	-	0.2	(0.2)	(100.0)
Optical Systems - Richardson	3.3	1.1	2.2	200.0
Applied Optics Center - Dallas	2.0	1.2	0.8	66.7

Total Revenue	$5.3	$2.3	$3.0	130.4

Revenues increased by $2.1 million or 300.0% on our periscope line during the three months ended June 26, 2016 as compared to the three months ended June 28, 2015 due to increased customer demand for the U.S. government as well as foreign military sales during the year. Based on our current backlog schedule, we expect periscope shipments to decline during the next quarter but continue to exceed prior year levels.

Sighting systems revenues for the three months ending June 26, 2016 increased by $0.3 million or 150.0% from revenues in the prior year period due to material delays in the video controller equipment required to complete M36 DDAN units. Shipments are expected to continue at the same pace in the last quarter of the fiscal year as the customer has requested a delay in shipments pending an updated delivery schedule. We expect deliveries against the DDAN units to increase during the first half of fiscal year 2017.

Applied Optics Center revenue increased by $0.8 million or 66.7% during the three months ended June 26, 2016 as compared to the three months ended June 28, 2015. The U.S. military shipments increased by $0.7 million due to shipments against the new ACOG laser filter contract during the current quarter and an increase of $0.1 million on our commercial Nightforce optical assemblies. We expect Applied Optics Center revenue to continue at a higher rate into the fourth quarter of fiscal 2016 as we continue shipments against the ACOG laser filter and Nightforce optical assembly orders.

Revenue on other product lines decreased by ($0.2) million or (100.0%) compared to revenues in the prior year period due to the completion of previous orders for spare parts and muzzle reference systems.

Cost of Goods Sold. During the three months ended June 26, 2016 and June 28, 2015, we recorded cost of goods sold of $4.3 million and $2.6 million, respectively. The gross margin during the three months ended June 26, 2016 was $1.1 million or 20.8% of revenues as compared to a gross margin of ($0.2) million or (12.6%) for the three months ended June 28, 2015. The increased cost of sales of $1.7 million is primarily due to the $3.0 million increase in revenue offset with the reduction in intangible amortization related to the Applied Optics Center acquisition in the prior year. The increase in gross margin of $1.3 million for the current year period as compared to the prior year period, is primarily due to higher revenue combined with improved labor efficiencies, updated pricing on new orders, and increased plant utilization in the current year quarter versus the prior year quarter.

G&A Expenses. During the three months ended June 26, 2016, we recorded operating expenses of $0.8 million as opposed to $0.7 million, during the three months ended June 28, 2015. The increase of $0.1 million in the current quarter as compared to the prior year period is primarily due to the write off of costs in the current period which were attributable to the suspended capital raise during the first half of the fiscal year 2016.

Operating Loss. During the three months ended June 26, 2016, we recorded an operating profit of $0.2 million, as compared to an operating loss of ($1.0) million during the three months ended June 28, 2015. The $1.2 million increase in operating profit in the current year period over the prior year period is primarily due to increased revenue of $3.0 million and the resulting gross margin increase of $1.3 million which was offset by slightly higher general and administrative costs of ($0.1) million.

Net Income applicable to common shareholders. During the three months ended June 26, 2016, we recorded a net income applicable to common shareholders of $0.2 million as compared to net a loss applicable to common shareholders of ($1.0) million during the three months ended June 28, 2015. The increased income of $1.2 million is attributable to the increases in revenue, gross margin and operating profit noted above.

Nine months Ended June 26, 2016 Compared to the Nine Months Ended June 28, 2015

Revenues. In the nine months ended June 26, 2016, revenues increased by $4.0 million or 51.3% from the respective prior period in 2015 as set forth in the table below:

	Nine months ended
	(Millions)
Product Line	June 26, 2016	June 28, 2015	Variance	% Chg
Periscopes	$5.5	$2.6	$2.9	$111.5
Sighting Systems	1.5	1.6	(0.1)	(6.3)
Other	0.5	0.6	(0.1)	(16.7)
Optical Systems - Richardson	7.5	4.8	2.7	56.3
Applied Optics Center - Dallas	4.3	3.0	1.3	43.3

Total Revenue	$11.8	$7.8	$4.0	$51.3

Revenues increased by $2.9 million or 111.5% on our periscope line during the nine months ended June 26, 2016 as compared to the nine months ended June 28, 2015. During the period, we experienced increased revenue across all periscope types due to increased orders booked in support of foreign and domestic orders received during fiscal year 2015 and 2016. Based on our current backlog schedule, we expect periscope shipments to decline during the next quarter but continue to exceed prior year levels over the next six months.

Sighting systems revenues for the nine months ending June 26, 2016 decreased by ($0.1) million or (6.3%) from revenues in the prior year period due to software issues causing a delay in the video controller equipment required to complete M36 DDAN units. Shipments are expected to continue at the same pace in the last quarter of the fiscal year as the customer has requested a delay in shipments pending an updated delivery schedule. We expect deliveries against the DDAN units to increase during the first half of fiscal year 2017.

Applied Optics Center revenue increased $1.3 million or 43.3% during the nine months ended June 26, 2016 as compared to the nine months ended June 28, 2015. Revenues increased due to a ramp up of deliveries on our commercial Nightforce optical assemblies of $1.0 million and deliveries against the ACOG U.S. military laser interface filters order of $0.7 million, which was offset by a decline of ($0.4) million in other laser filters to another military subcontractor. We expect Applied Optics Center revenue to continue at a higher rate into the fourth quarter of fiscal 2016 as we continue shipments against the ACOG laser filter and Nightforce optical assembly orders.

Revenue on other product lines decreased by ($0.1) million or (16.7%) compared to revenues in the prior year period due to the completion of previous orders for spare parts and muzzle reference systems in the prior year.

Cost of Goods Sold. During the nine months ended June 26, 2016 and June 28, 2015, we recorded cost of goods sold of $9.7 million and $7.7 million, respectively. The gross margin during the nine months ended June 26, 2016 was $2.1 million or 17.8% of revenues as compared to a gross margin of $0.1 million or 1.3% for the nine months ended June 28, 2015. The increase in cost of sales of $2.0 million is primarily due to the $4.0 million increase in revenue during the same period. The increase in gross margin for the current year period, as compared to the prior year period, is primarily due to higher revenue combined with improved labor efficiencies, updated pricing on new orders, increased plant utilization and reduced amortization of intangibles.

G&A Expenses. During the nine months ended June 26, 2016, we recorded operating expenses of $2.4 million as opposed to $2.2 million, during the nine months ended June 28, 2015. The increased general and administrative expenses in the current year period over the prior year period is primarily due to the write off of costs in the current period which were attributable to the suspended capital raise during the first half of the fiscal year 2016.

Operating Loss. During the nine months ended June 26, 2016, we recorded an operating loss of ($0.3) million, as compared to an operating loss of ($2.1) million during the nine months ended June 28, 2015. The $1.8 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin of $2.0 million on higher revenue partially offset by higher general and administrative costs of ($0.2) million.

Net Loss applicable to common shareholders. During the nine months ended June 26, 2016, we recorded a net loss applicable to common shareholders of ($0.4) million as compared to net loss applicable to common shareholders of ($6.6) million during the nine months ended June 28, 2015. The decreased loss of $6.2 million is primarily attributable to a decrease in the current year operation loss of $1.8 million offset by decreases in the current year other income and expense from the prior year period for non-recurring items recognized as a gain on asset purchase of the Applied Optics Center of ($2.1) million, a decrease of $6.4 million for premiums on preferred stock and a reduction in interest expense of $0.1 million from the prior year period.

Liquidity and Capital Resources

As of June 26, 2016, Optex Systems Holdings had working capital of $6.0 million, as compared to $6.1 million as of September 27, 2015. During the nine months ended June 26, 2016, the Company experienced a net loss of ($0.4) million and an increase of 51.3%, or $4.0 million in revenues to $11.8 million in the current year period as compared to $7.8 million in the prior year period ending June 28, 2015. Backlog as of June 26, 2016 has increased by $3.1 million or 26.1% to $15.0 million as compared to backlog of $11.9 million as of June 28, 2015.

We have historically funded our working capital through operations, convertible notes, preferred stock offerings and bank debt.  We also filed a registration statement on Form S-1 for a primary offering late in July 2016 and are seeking to consummate an underwritten offering. Our ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of our products. At June 26, 2016, we had approximately $0.6 million in cash and an outstanding payable balance of $0.7 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $2 million, which fluctuates based on our open accounts receivable balance. As of June 26, 2016 our outstanding accounts receivable was $1.8 million. We expect to increase revenues and profitability during the last quarter of the fiscal year and over the next twelve months.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.  Our current backlog supports increased revenues in the fourth quarter of fiscal year 2016 over the first three quarter levels. Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event we do not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from September 27, 2015 through June 26, 2016

Cash and Cash Equivalents: As of June 26, 2016, we had cash and cash equivalents of $0.6 million which representing a decrease of ($0.1) million during the nine months ended June 26, 2016.

Net Cash Provided by Operating Activities. Net cash used by operating activities during the nine months from September 27, 2015 to June 26, 2016 totaled zero as compared to ($0.8) million used in the nine months ended June 28, 2015. The primary uses of cash during the period is increased inventory ($0.8) million offset by collections against accounts receivable of $1.0 million and other working capital changes of ($0.2) million. Inventory increases are primarily in support of higher planned revenue during the next six months.

Net Cash Provided by Investing Activities. In the nine months ended June 26, 2016, cash provided by investing activities was $0 as compared to ($2.1) million used in the nine months ended June 28, 2015 related to the Applied Optics Center acquisition in November 2014.

Net Cash Used in Financing Activities. Net cash used in financing activities was ($0.1) million during the nine months ended June 26, 2016 due to payments against the credit facility. Net cash provided by financing activities of $2.0 million during the nine months ending June 28, 2015 consist of proceeds of convertible notes and borrowing against the credit facility. As of June 26, 2016, the outstanding line of credit balance was $0.7 million as compared to $0.8 million as of September 27, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 26, 2016, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 26, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 26, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 27, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Restricted Stock Unit Plan (1)
10.2	Form of RSU Agreement (1)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 17, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 8, 2016	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 8, 2016	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

