Form 10-K
period 2016-10-02
Optex Systems Holdings Inc
filed 2016-12-23
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 227,610 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTC Markets on March 31, 2016 was $500,742.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 22, 2016
Common Stock	8,144,302

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

Reorganization

On March 30, 2009, a reorganization occurred whereby the then existing shareholders of Optex Systems, Inc., a private Delaware corporation (“Optex Systems, Inc. (Delaware)”), exchanged their shares of Optex Systems, Inc. (Delaware) common stock with the shares of common stock of us as follows (all on a pre-split basis due to the historical context): (i) the outstanding 85,000,000 shares of Optex Systems, Inc. (Delaware) common stock were exchanged for 113,333,282 shares of our common stock, (ii) the outstanding 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock were exchanged for 1,027 shares of Series A preferred stock and (iii) the 8,131,667 shares of Optex Systems, Inc. (Delaware) common stock purchased in the private placement were exchanged for 8,131,667 (presplit) shares of us common stock. Optex Systems, Inc. (Delaware) has remained our wholly-owned subsidiary. As a result of the reorganization, Sileas Corporation currently beneficially owns approximately 52.8% of our issued and outstanding common stock and Alpha Capital Anstalt owns approximately 0.1% of our issued and outstanding common stock.

Current Line of Business

We manufacture optical sighting systems and assemblies, primarily for Department of Defense applications. Our products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of today’s revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

We continue to field new product opportunities from both domestic and international customers. Given continuing unrest in multiple global hot spots, the need for precision optics continues to increase. Most of these requirements are for observation and situational awareness applications; however, we continue to see requests for higher magnification and custom reticles in various product modifications. The basic need to protect the soldier while providing information about the mission environment continues to be the primary driver for these requirements.

We do not believe that the change in government administration will cause a major change in the direction of funding or product need for the U.S. military. Maintenance will still be required, and the opportunities for us to upgrade existing systems with higher performing systems will continue to present themselves. Spending levels may change, but given the mix between foreign spending, domestic/prime demand, and the more recent commercial opportunities, we do not expect any negative trends arising from political domestic changes into fiscal 2017.

Recent Events

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

Resignations of Directors

Effective November 4, 2015, Stanley Hirschman retired as one of our directors. In recognition of his service, all of his unvested stock options were deemed to vest immediately, and the termination date of all of his stock options was extended to December 31, 2019. On May 26, 2016, Kerry Craven resigned as one of our directors.

Compensation Changes

On January 21, 2016, our Board of Directors Compensation Committee held a meeting and approved the following compensation changes:

•	A base salary increase of 10% for Danny Schoening, CEO, and Karen Hawkins, CFO.

•	A bonus payment of $7.5 thousand awarded to Karen Hawkins for 2015 performance.

•	A $10 thousand monthly director fee for Peter Benz, Chairman, effective for calendar 2016.

Credit Facility — Avidbank

On April 20, 2016, we amended our revolving credit facility with Avidbank. The new renewable revolving maturity date is January 22, 2018. The facility provides up to $2 million in financing against eligible receivables and is subject to meeting certain covenants including an asset coverage ratio test for up to twenty months. The material terms of the amended revolving credit facility are as follows:

•	The interest rate for all advances shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six month period of $10,000.

•	Interest shall be paid monthly in arrears.

•	A facility fee of (0.5%) of the revolving line ($10,000) was due (and paid) on May 22, 2016 and each anniversary thereof for so long as the revolving credit facility is in effect.

•	The loan period is from April 20 through January 22, 2018 at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

•	Our obligations to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

•	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against us and the pledged collateral.

•	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

On October 17, 2016, we further amended our revolving credit facility with Avidbank to increase the facility to $2.2 million and to allow for a $250 thousand letter of credit sublimit with an annual fee of 1.5% of the face amount of the letter of credit. On October 17, 2016, we secured a $250 thousand irrevocable letter of credit from Avidbank with Cabot Industrial Value Fund II Operating Partnership, L.P. as the beneficiary. The letter of credit was issued as a condition of our facility lease, executed on October 21, 2016t for the Applied Optics Center facility in Dallas, Texas.

2016 Restricted Stock Unit Plan

On June 14, 2016, our Compensation Committee approved our 2016 Restricted Stock Unit Plan. This plan provides for issuance of stock units (“RSUs”) for up to 1,000,000 shares of our common stock. Each RSU constitutes a right to receive one share of our common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of our common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of us or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by us without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, our obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

On June 15, 2016, we issued 150,000 RSUs to our Chief Executive Officer, Danny Schoening, and 50,000 RSUs to our Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019.

Public Offering

On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4,750,280.

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

On November 10, 2015, we entered into a retail sales relationship with Cabela’s Inc., to distribute our Red Tail Digital Spotting Scope as well as our new Stabilized Monocular. We are presently in negotiations to make these devices available via General Services Administration schedules for government personnel.

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

Location and Facility

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 7, 2016, we had 90 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house. We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of December 7, 2016, the Richardson facility operates with 52 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 7, 2016, the Applied Optics Center operates with 38 full time equivalent employees in a single shift operation.

Contracts

Many of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery.  To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on us for materials and labor required to complete the contracts.

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

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 7, 2016, approximately 17% of our material requirements are single-sourced across 10 suppliers representing approximately 13% of our active supplier orders. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

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

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of November 28, 2016).

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
050430589	1/25/2013	1/24/2017	$2,568
050426798	2/8/2013	2/7/2017	1,000
050435218	3/7/2013	3/6/2017	88,760

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
050439431	3/7/2013	3/6/2017	9,741
050455029	6/10/2013	6/9/2017	4,203
050457320	6/24/2013	6/23/2017	187,721
050459204	6/28/2013	6/27/2017	185,879
050468553	7/29/2013	7/28/2017	88,182
050468550	8/30/2013	8/29/2017	81,142
050470855	9/9/2013	9/8/2017	1,969
050486760	12/5/2013	12/4/2017	2,542
050486727	12/6/2013	12/5/2017	21,040
050490628	1/3/2014	1/2/2018	45,928
050490371	1/14/2014	1/13/2018	14,290
050497324	2/1/2014	1/31/2018	15,384
050497307	2/12/2014	2/11/2018	11,881
050497162	2/20/2014	2/19/2018	2,122
050501481	2/26/2014	2/25/2018	255,700
050504795	3/27/2014	3/26/2018	26,794
050511388	4/21/2014	4/20/2018	30,086
050510061	5/19/2014	5/18/2018	10,564
050521562	6/27/2014	6/26/2018	3,108
050521680	7/7/2014	7/6/2018	10,572
050521706	7/15/2014	7/14/2018	7,441
050521673	7/15/2014	7/14/2018	1,236
050521555	7/17/2014	7/16/2018	18,970
050530555	9/22/2014	9/21/2018	4,930
050537697	11/4/2014	11/3/2018	6,028
050539610	11/14/2014	11/13/2018	7,746
050486913	11/20/2014	11/19/2018	79,882
050490381	12/11/2014	12/10/2018	36,250
050546222	1/9/2015	1/8/2019	2,950
050549789	2/18/2015	2/17/2019	53,720
050549846	2/23/2015	2/22/2019	165,372
050549534	2/25/2015	2/24/2019	88,555
050549933	2/27/2015	2/26/2019	34,888
050549843	3/23/2015	3/22/2019	1,213
050553879	3/23/2015	3/22/2019	4,066
050553874	3/27/2015	3/26/2019	3,472
050553876	3/27/2015	3/26/2019	1,021
050560846	5/21/2015	5/20/2019	6,418
050560953	5/29/2015	5/28/2019	1,792
050561878	6/5/2015	6/4/2019	75,047
050562319	6/12/2015	6/11/2019	2,815
050560740	6/30/2015	6/29/2019	3,308
050565738	7/9/2015	7/8/2019	1,543
050566061	7/22/2015	7/21/2019	27,401
050561747	7/27/2015	7/26/2019	250
050565746	7/30/2015	7/29/2019	1,543
050568890	8/7/2015	8/6/2019	4,204
050570373	8/21/2015	8/20/2019	4,297
050571083	9/8/2015	9/7/2019	92,042
050574185	9/25/2015	9/24/2019	413,263

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
050581564	12/11/2015	12/10/2019	2
050581341	12/17/2015	12/16/2019	30,541
050582302	12/17/2015	12/16/2019	402
050581218	12/18/2015	12/17/2019	4,298
050573342	10/7/2015	10/6/2019	203,832
050581341	12/17/2015	12/16/2019	30,541
050573343	10/7/2015	10/6/2019	8,446
050582108	1/20/2016	1/19/2020	1,075
050586060	2/24/2016	2/23/2020	931
050598474	6/10/2016	6/9/2020	35,713
050596660	6/23/2016	6/22/2020	631
050598467	6/23/2016	6/22/2020	4,519
050601710	7/12/2016	7/11/2020	6,757
050596660	6/20/2016	6/19/2020	631
050607056	10/5/2016	10/4/2020	10,001
050587550	3/1/2016	2/29/2020	1
050602855	7/27/2016	7/26/2020	75,552
050603610	8/9/2016	8/8/2020	6,094
050596718	6/28/2016	6/27/2020	917
050612378	11/28/2016	11/27/2020	292,670
050612416	11/28/2016	11/27/2020	151,761
050612399	11/28/2016	11/27/2020	46,301
050612547	11/28/2016	11/27/2020	6,976
050612382	11/28/2016	11/27/2020	83,902
050612402	11/28/2016	11/27/2020	45,801

DSP - 6 Licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
060046631	10/22/2015	10/6/2019	$-
060046632	10/21/2015	10/6/2019	-

DSP - 73 Licenses	Date Issued	Expiration Date (48 months of issue)	Total Contract Value ($)
730053549	7/29/2015	7/28/2019	$30,000.00

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

The terms of our material contracts are as follows (updated as of October 2, 2016):

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Order Period Expiration	Remaining Value(3) (millions)	Delivery Period

GDLS – Canada(4) DDAN Sighting Systems	Subcontract PO 35334144	FFPQ	$8.7	N/A	$1.0	Mid 2012 – Sept 2017

GDLS – Canada(5) DDAN Sighting Systems	Subcontract PO 35419634	FFPQ	$1.0	N/A	$1.0	Sept 2017

USACC – Warren(6) Plastic Periscopes	Prime Contract W56HZV-16-C-0091	FFPQ PP	$1.1	April 13, 2017	$0.7	Oct 2016 – Dec 2016

General Dynamics(7)	Subcontract PO 40242047	FFPQ	$1.3	N/A	$1.1	Aug 2016 – Jan 2018

DLA Aviation(8)	Prime Contract SPE4A616C0228	FFPQ	0.6	N/A	$0.6	May 2017

DLA Warren(9)	Prime Contract SPRDL116C0280	FFPQ	0.5	N/A	$0.5	May 2017

(1)	FFPQ – Firm fixed price and quantity. Payment terms on shipments are net 30-45 days. PP – Progress Billable.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to us. The total award value represents already awarded delivery order contracts. Based on our historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of June 26, 2016. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been our experience that these clauses are rarely invoked.
(4)	Contract was awarded on October 24, 2011 but effective November 4, 2011 as the date on which approved for disclosure by contractor. Total award value includes all statement of work change orders through June 26, 2016.
(5)	New contract award quantity added on December 3, 2013 as a follow on quantity to the original PO 35334144.
(6)	New prime U.S. government contract award on April 13, 2016 for $0.84 million. The awarded contract includes a 100%, one year option quantity, up to an additional $0.84 million from the base award. As of July 12, 2016 $0.22 million in option quantity values had been awarded.
(7)	New contract award quantity awarded on January 24, 2016.
(8)	New contract award quantity awarded on July 16, 2016.
(9)	New contract award quantity awarded on August 16, 2016.

Market Opportunity — U.S. Military

During the twelve months ending October 2, 2016, approximately 64% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2007 through 2015 and forecasted spending through 2021. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. Military spending peaked at $678.1 billion in 2011. As of fiscal year 2016 the total projected military spending is projected to decline by 15.0% from the peak 2011 level. However, the military procurement in the below chart depicts a more significant decline through 2016 of 22.4% to $103.6 billion from its peak level of $133.6 billion in 2010. It is difficult to directly tie this spending to any specific military vehicles; however, we serve the U.S. armed forces, active duty and reserves, plus various state national guards.

The U.S. government spending reductions have had a significant impact on our product lines during these years as our products directly support various types of U.S. military land vehicle procurements. The projected total military spending will approximate or decline slightly from the current spending levels through fiscal year 2021. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. We do not believe that the recent presidential election will cause a major change in the direction of funding or product need for the U.S. military. Maintenance will still be required, and the opportunities for us to upgrade existing systems with higher performing systems will continue to present themselves. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

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

Market Opportunity — Foreign Military

Despite the downturn in U.S. military spending, foreign military funding for products built in the United States for selected foreign militaries has held to peak funding levels. Thus, we have increased efforts to promote our proven military products, as well as newly improved product solutions directly to foreign military representatives. In 2014, we completed the first shipments of M17 Day/Thermal Periscope (NSN 6650-01-619-6545) to a country in South America. During fiscal year 2016, Optex Systems completed its first order of its patented M17 Day / Thermal Periscope for $0.6 million to Brazil. These direct sales transactions allow us to directly serve South American customers and affect influence into their future procurements. Additionally, shipment of the new M17 Day/Thermal Periscope validates our efforts to upgrade existing platforms with new technology. The M17 Day/Thermal Periscope is a cost effective upgrade to existing systems in that it provides both day and thermal views specifically designed for driving armored vehicles. It can be installed in vehicles which were originally designed without this technology and may be used as a backup to existing systems. We anticipate our efforts in South America will culminate in new orders for this technology in the near term. We are now bidding on several substantial government contracts to expand sales and production beyond the current production and backlog. For example, we are supporting General Dynamics Land Systems in their efforts related to the production of the Israeli Namer Armored Personnel Carrier (aka Merkava APC). We will continue to pursue international opportunities through direct sales (e.g., General Dynamics Land Systems — Canada), International Parts Supply and through other existing customers (e.g., General Dynamics Land Systems — Israeli Namer Project).

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

•	Big Eye Binoculars — While the military application we produce is based on mature military designs, we own all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land based outposts for private commercial security as well as border patrols and regional law enforcement.

•	Night Vision Sight — We have manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

•	Infrared Imaging Equipment — We manufacture and assemble infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product and has recently added a low-cost, uncooled, thin film, thermal imager through its partnership with selective suppliers. This combined equipment and technology has potential applications with the border patrol, police and governmental or commercial security agencies.

•	Thin Film Coatings — The acquisition of the Applied Optics Center (AOC) also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

•	Optical Assemblies – Through the Applied Optics Center, we are utilizing our experience in military sighting systems to pursue commercial opportunities associated with products that incorporate multi-lens optical cell assemblies, bonded optical elements and mechanical assemblies. There are a wide variety of products in the medical, machine vision, automotive and outdoor recreation fields that can benefit from our capabilities. Support to domestic customers for these type products has driven significant increases in overall sales during the last two years.

Customer Base

We serve customers in four primary categories: as prime defense contractor (TACOM Life Cycle Command, DLA (Defense Logistics Agency) Warren, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, BAE, and NorcaTec) and also as a military supplier to foreign governments (Israel, Australia, South America and NAMSA) and a commercial optical assembly supplier (Nightforce Optics, Cabela’s). During the twelve months ended October 2, 2016, we derived approximately 84% of our gross business revenue from four major customers: U.S. government agencies (45%), General Dynamics (18%), Exelis (6%), Nightforce Optics, Inc. (15%). We have approximately 80 discrete contracts for items that are utilized in vehicles, product lines and spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

The Bradley vehicle has been in service for 28 years, the Abrams for 27 years. In February 2008, the U.S. Army signed a multiyear third party contract for the delivery of improved Abrams and Bradleys. The contract is for up to 435 tanks and 540 Bradley vehicles. These are the only production tanks currently in production by the government. This, in conjunction with the 30-year life span, supports their continued use through 2040. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, and since 2007, Australia. The new contract terms allow efficiencies within the supply chain and a very long return on investment on new vehicle proposals.

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

The second model is a two by two matrix for products and customers.

Chile M17 Day/Thermal
	USACC Binoculars	Brazil M17 Day/Thermal
New Products	GDLS DDAN	Israel M17 Day/Thermal
	Commercial Optical Lens	Commercial: Optical Lens, Spotting Scopes, Monocular Lens

USACC Periscopes, Back Up Sights,
	Binoculars, Vision Blocks,	Marines Sighting Systems
ACOG Filter Units
	GDLS Periscopes, Collimators	Commercial: Optical Lens, Spotting
Existing Products		Scopes, Monocular Lens
BAE Periscopes
L3- Laser Interface Filters
DLAOptical Elements
	Existing Customers	New Customers

This product/customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Product Line	Product Category
Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	ACOG Laser filter, Laser Filter Interface, Optical Assemblies

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

Manufacturing Space Planning

We currently lease 93,967 square feet of manufacturing space (see “Location and Facility”), including the additional leased space in conjunction with our recent acquisition as described under “Recent Events”. Our current facilities are sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales basis. These cost reductions can then be either passed through directly to the bottom line or used for business investment.

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

Economies of Scale

Plant efficiencies fluctuate as a function of program longevity, complexity and overall production volume. Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume. As our volume increases, our support labor, material and scrap costs decline as a percentage of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs and they are spread across a higher volume base. On the contrary, as production volumes decline, our labor and material costs per unit of production generally increase. Additional factors that contribute to economies of scale relate to the longevity of the program. Long running, less complex programs (e.g., periscopes) do not experience as significant of an impact on labor costs as production volumes change, as the associated workforce is generally less skilled and can be ramped quickly as headcounts shift. Our more complex thin laser filter coatings, Howitzer and thermal day/night programs are more significantly impacted by volume changes as they require a more highly-skilled workforce and ramp time is longer as the training is more complex. We continually monitor customer demand over a rolling twelve-month window and in order to anticipate any changes in necessary manpower and material which allows us to capitalize on any benefits associated with increased volume and minimize any negative impact associated with potential declines in product quantities.

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

Employees

We had 91 full time equivalent employees as of October 2, 2016. We also utilize small temporary work forces to handle peak loads as needed. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

Leases

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of October 2, 2016, the Richardson facility operates with approximately 53 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, the Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. We executed a new lease for the Applied Optics Center location, effective as of October 1, 2016, which was countersigned by the landlord on October 21, 2016. The term of the lease expires October 31, 2021. There are two renewal options available to the tenant, and each renewal term is five years in duration. As of October 2, 2016, Applied Optics Center operates with approximately 38 full time equivalent employees in a single shift operation.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of October 2, 2016, there was zero in accrued loss provisions for loss contracts or cost overruns.

Approximately 85% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

On November 2, 2015 Congress passed the Bipartisan Budget Act of 2015 which sets federal spending through the 2016 and 2017 fiscal years, and eases strict caps on spending set forth in the 2011 sequestration. The plan lifted caps on the appropriated spending each year by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs with an additional $16 billion added each year in the form of inflated war spending, evenly split between the Defense and State departments. The agreed budget framework for the fiscal 2016 and 2017 budget years combined with the increased spending limits provides the needed stability for the defense agencies to plan the required programs over the next two years. On November 10, 2015, Congress passed the National Defense Authorization Act 2016, which is the comprehensive legislation to authorize the budget authority of the Department of Defense and the national security programs of the Department of Energy. The bill authorizes $607 billion in defense funding for fiscal year 2016, a 3.9% increase from the authorized funding of $584 billion in fiscal year 2015. As of December 7, 2017 the National Defense Authorization funding for fiscal year 2017 has been approved by Congress, pending Presidential approval. The approved estimates on the fiscal year 2017 spending are up slightly, 2%, from 2016 levels to $619 billion. It is further anticipated that the new administration will request a defense supplemental to increase defense spending above the current compromised amounts within its first 100 days of office. We are unable to tie the budget increase to any specific military vehicle and as such, the impact of the funding increase to our company is unknown as of December 7, 2016.

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

We do not have employment agreements with our key personnel, other than our Chief Executive and Financial Officers, and our management has very minimal unencumbered equity ownership in us. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which renews on an annual basis and currently expires on December 1, 2017, and our Chief Financial Officer which expires on January 31, 2018, with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price. As of December 7, 2016, approximately 17% of our material requirements are single-sourced across 10 suppliers representing approximately 13% of our active supplier orders.  Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or minimally increased costs. We do not believe these single sourced materials to pose any significant risk to us as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for us to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 7, 2016.

Product Line	Supplier	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	L3 Communications Corp	Image intensifier tube	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Sighting Systems M36 DDAN	Libra Industries	Digital camera system	Alternative source would take in excess of six months to qualify	This supplier is the designated replacement for Raytheon for the video system boards. One P.O. is currently in place to drive the transfer from Raytheon.

Sighting Systems M36 DDAN	Raytheon EO Innovations	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Brown Die Casting	Die-cast housings	Consolidated all die cast tooling at this supplier. Would take approximately six months to move tooling and re-qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Harbor Castings	Steel castings	Alternative source would take six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Lanzen	MIL Spec welded housings for vision blocks	Would take approximately 4-6 months to re-qualify a new supplier	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other Big Eye	Corbett-Steeves Pattern Works	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	FujiFilm North America	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Product Line	Supplier	Supply Item	Risk	Purchase Orders

Applied Optics Center Coated Filters	Carter Glass Blowing	Quartz Blocks	Alternative source would take in excess of six months to develop and qualify	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

•	AOC has a substantial fixed cost base that is inflexible in the short term to changes in market conditions. This is due to the highly skilled and specialized workforce with established benefits for severance and vacation accruals that may exceed 6 months. In the short term, we may not be able to generate sufficient business revenue to cover these costs, so there will likely be increased cash flow requirements that exceed our availability and would entail our raising additional funds to cover cash flow.

•	The manufacturing process entails use of coating equipment chambers which require utilization of high amounts of electrical power and are thus highly sensitive to changes in energy costs. Current energy rates are locked in through May 28, 2018; however, if energy costs or usage increase significantly, it would have a material impact on future financials if AOC were unable to successfully incorporate the increases into priced contracts. Further, significant interruptions or surges in the electrical power supply could result in equipment damage, repair expenses and machine down time.

•	Above and beyond the normal risks to retain skilled personnel, there may be an inability to retain the specialized work force of AOC as a result of the changed corporate climate and the difference in corporate values of L-3 and us. A failure to retain such personnel could result in a material adverse ability to produce the traditional AOC products or cause delays and additional costs as we would need to train new personnel.

Unexpected warranty and product liability claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Some of our customers require that we warrant the quality of our products to meet customer requirements and be free of defects for twelve to fifteen months subsequent to delivery. As of October 2, 2016, approximately 85% of our current contract deliveries were covered by these warranty clauses. We establish reserves for warranty claims based on our historical rate of less than one percent of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from four customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended October 2, 2016, we derived approximately 84% of our gross operating revenue from four customers: 45% from the U.S. Government (primarily USACC — Warren and DLA Land and Maritime), 18% from General Dynamics Land Systems Divisions, 15% from Nightforce Optics Inc. , and 6% from Exelis, Inc. Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by General Dynamics Land System Divisions, USACC-Warren, or DLA to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 60% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 70 discrete contracts with General Dynamics Land System Division and the U.S. Government (primarily USACC-Warren and DLA), and other prime contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

Risks Related to Our Stock

We have issued a large number of shares of preferred stock, warrants and options, which if converted or exercised would substantially increase the number of common shares outstanding.

On December 22, 2016, we had 8,144,302 shares of common stock outstanding, and (a) we have vested options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $562,900 and result in the issuance of an additional 56,290 shares of common stock, and (b) we have 342 shares of Series C preferred stock that, if fully converted at the 4,167 common shares per preferred share, would result in the issuance of an additional 1,425,000 shares of common stock and (c) we have 4,125,200 warrants outstanding at an exercise price of $1.50 per share. Future sales of our common stock, warrants, options and Series C preferred stock may also adversely affect our stock price and our ability to raise funds in new offerings.

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

The warrants and our Series C preferred stock are unlisted securities and there is no public market for them.

There is no established public trading market for the warrants or the Series C preferred stock, and we do not expect a market to develop. In addition, the warrants and Series C preferred stock are not listed, and we do not intend to apply for listing of the warrants or the Series C preferred stock on any securities exchange or trading system. Without an active market, the liquidity of the warrants and the Series C preferred stock is limited, and investors may be unable to liquidate their investments in the warrants and Series C preferred stock.

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

If you are not an institutional investor, you may purchase securities in this offering only if you reside within the states in which we will apply to have the securities registered or are exempt from registration, and, if required, meet any requisite suitability standards.

Cautionary Note Regarding Forward-Looking Information

This prospectus, in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing herein, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

When used in this prospectus as well as in reports, statements, and information we have filed with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this prospectus that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

Item 2  Properties

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 7, 2016, we had 90 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013 with a lease expiration of March 31, 2021. As of December 7, 2016, the Richardson facility operates with 52 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, the Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. We executed a new lease for the Applied Optics Center location, effective as of October 1, 2016, which was countersigned by the landlord on October 21, 2016. The term of the lease expires October 31, 2021. There are two renewal options available to the tenant, and each renewal term is five years in duration. As of December 7, 2016, Applied Optics Center operates with approximately 38 full time equivalent employees in a single shift operation.

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

Item 4  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “OPXS”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTCQB Marketplace. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
Fourth Quarter 2013	$20.00	$8.00
First Quarter 2014	$9.00	$8.00
Second Quarter 2014	$30.00	$30.00
Third Quarter 2014	$10.00	$10.00
Fourth Quarter 2014	$20.00	$10.00
First Quarter 2015	$10.00	$10.00
Second Quarter 2015	$10.00	$8.00
Third Quarter 2015	$7.00	$5.00
Fourth Quarter 2015	$8.00	$8.00
First Quarter 2016	$7.30	$2.60
Second Quarter 2016	$3.50	$2.00
Third Quarter 2016	$2.60	$1.75
Fourth Quarter 2016	$2.75	$0.68

On December 21, 2016, the closing price for our common stock as reported on the OTCQB was $0.73 per share.

Securities outstanding and holders of record

On December 22, 2016, there were approximately 81 shareholders of record for our common stock and 8,144,302 shares of our common stock issued and outstanding.

Dividends

We have never paid dividends. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $10.00 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 18, 2016, 73,752 options had been granted, 8,712 of these options had forfeited due to terminations or expiration, and 61,290 had vested of which 5,000 options were exercised. The outstanding vested and unvested options are 56,290 and 3,750, respectively.

2016 Restricted Stock Unit Plan

On June 14, 2016, our Compensation Committee approved our 2016 Restricted Stock Unit Plan. This plan provides for issuance of stock units (“RSUs”) for up to 1,000,000 shares of our common stock. Each RSU constitutes a right to receive one share of our common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of our common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of us or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by us without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, our obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

On June 15, 2016, we issued 150,000 RSUs to our Chief Executive Officer, Danny Schoening, and 50,000 RSUs to our Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, October 2, 2016, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 2, 2016, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with your reading of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” to the contract if the contract changes result in a change in contract costs or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete. During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on our Howitzer product line.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzer Aiming Circles culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there was no guarantee that the request would be granted in part or in full, we realized the entire loss in fiscal year 2010. The initial equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In September 2015, the U.S. Government agreed to a $0.9 million settlement against the claim for the Aiming Circle contract number W52H09-06-D-0229. The settlement is the result of a negotiation and fact gathering process managed through the Armed Services Board of Contract Appeals (ASBCA). A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015.

In some cases, we may receive an “undefinitized” (i.e., price, specifications and terms are not agreed upon before performance commenced) contract award for contracts that exceed the $750,000, which is the federal government simplified acquisition threshold.  These contracts are considered firm contracts at an undefinitized, but not to exceed specified limits threshold.  Cost Accounting Standards Board covered contracts are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 2, 2016, none of our outstanding backlog fell under this criterion.

We manufacture optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. We have capabilities which include machining, bonding, painting engraving and assembly and can perform both optical and environmental testing in-house. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. We are both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, NorcaTec and others. We are also a military supplier to foreign governments such as Israel, Australia and NAMSA and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

Recent Orders

•	In February 2016, we received a $1.2 million award from General Dynamics Land Systems.

•	In April 2016, we received $841,000 in initial orders for advanced laser protected periscopes from U.S. Army Contracting Command.

•	In May 2016, we received a new $1.12 million purchase order from a domestic customer.

•	In June 2016, we completed shipment of $518,000 of periscopes to Brazil.

•	In July 2016, we secured a five-year contract with the Defense Logistics Agency with a value of $5.99 million.

•	In September 2016, we received two orders from the Defense Logistics Agency: a $450,000 order for collimators for the Abrams Main Battle Tank and a $570,000 order for cable periscopes.

•	In October 2016, we received a $765,000 order from L-3 Communications for night vision goggle laser interference filter assemblies.

•	In October 2016, we were awarded a $1.3 million portion of a commercial multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices to supply its optical assemblies.

•	In December 2016, we were awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes. The periscopes will be delivered over the next three years for installation into Light Armored Vehicles in the Middle East.

New Product Development

We continue to field new product opportunities from both domestic and international customers.  Given continuing unrest in multiple global hot spots, the need for precision optics continues to increase.  Most of these requirements are for observation and situational awareness applications; however, we continue to see requests for higher magnification and custom reticles in various product modifications.  The basic need to protect the soldier while providing information about the mission environment continues to be the primary driver for these requirements.

We do not believe that the change in government administration will cause a major change in the direction of funding or product need for the U.S. military.  Maintenance will still be required, and the opportunities for us to upgrade existing systems with higher performing systems will continue to present themselves.  Spending levels may change, but given the mix between foreign spending, domestic/prime demand, and the more recent commercial opportunities, we do not expect any negative trends arising from political domestic changes into fiscal 2017.

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

On November 10, 2015, we entered into a retail sales relationship with Cabela’s Inc., to distribute our Red Tail Digital Spotting Scope as well as our new Stabilized Monocular. We are presently in negotiations to make these devices available via General Services Administration schedules for government personnel.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended October 2, 2016 and September 27, 2015 reconciled to the Audited Consolidated Results of Operations as presented in Item 8,“Financial Statements and Supplementary Data”.

	Results of Operations Selected Financial Info by Segment
	(Thousands)

	Twelve months ending
	October 2, 2016				September 27, 2015
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,052	$6,227	$-	$17,279	$8,172	$4,831	$-	$13,003
Intersegment Revenues	-	1,892	(1,892)	-	-	526	(526)	-
Total Segment Revenue	11,052	8,119	(1,892)	17,279	8,172	5,357	(526)	13,003

Cost of Goods Sold from Inventory	8,891	7,229	(1,892)	14,228	6,403	4,923	(526)	11,326
Intangible Amortization - COS	-	-	-	-	-	291	-	291
Total Cost of Sales	8,891	7,229	(1,892)	14,228	6,929	5,214	(526)	11,617

Gross Margin	2,161	890	-	3,051	1,243	143	-	1,386
Gross Margin %	19.6%	11.0%	0.0%	17.7%	15.2%	3.0%	0.0%	10.7%

General and Administrative Expense	2,744	507	-	3,251	2,061	714	-	2,775
Intangible Amortization - G&A	-	-	-	-	-	51	-	51
Segment Allocated G&A Expense	(728)	728	-	-	(387)	387	-	-
Net General & Administrative Expense	2,016	1,235	-	3,251	1,674	1,152	-	2,826

Operating Profit (Loss)	145	(345)	-	(200)	(431)	(1,009)	-	(1,440)
Operating Profit (Loss) %	1.3%	(4.2%)	0.0%	(1.2%)	(5.3%)	(18.8%)	0.0%	(11.1%)

Gain on Purchased Asset	-	-	-	-	-	2,110	-	2,110
Interest Expense	-	-	(36)	(36)	-	-	(179)	(179)

Net Income (Loss) before taxes	$145	$(345)	$(36)	$(236)	$(431)	$1,101	$(179)	$491
Net Income (Loss) %	1.3%	(5.5%)	0.0%	(1.4%)	(5.3%)	22.8%	0.0%	3.8%

(1) The Applied Optics Center was acquired on November 3, 2014.

Our total revenues increased by $4.3 million, or 33.1%, in 2016 over the 2015 revenue levels. The Optex Systems Richardson segment realized a $2.9 million, or 35.4%, increase in revenue and the Applied Optics Center segment which was acquired on November 4, 2014, realized an increase of $1.4 million, or 29.2%, in revenue over the prior year period. Intersegment revenues increased by $1.4 million during the 2016 year, from $0.5 million to $1.9 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Both the gross margin and the gross margin percentages increased significantly in 2016 for both the Optex Systems and Applied Optics Center segments over 2015. In 2016 compared to 2015 the gross margin increased by $1.7 million and the gross margin percent increased by 7.0% points. U.S. government military spending has a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. Reduced military spending in 2015 resulted in revenues below the required levels necessary to cover fixed plant operating costs against our contracts. The reduced revenue, and corresponding contribution margins toward fixed costs, resulted in lower gross margin percentages for both the Optex and Applied Optics Centers during the 2015 fiscal year. In addition, the prior year cost of sales included $0.3 million of intangible amortization associated with the Applied Optics Center acquisition on November 3, 2014, which was not included in the year ending 2016. During 2016, the gross margin percentage on Optex Systems revenue increased from 15.2% to 19.6% over the prior year, whereas the Applied Optics Center gross margin percentage increased from 3.0% to 15.2%, inclusive of the intersegment sales to Optex Systems. We expect these higher margin rates to continue to grow for both segments as we our revenues on our higher margin Optex Systems periscopes increase and production efficiencies on the Applied Optics Center commercial optical assemblies improve through new vendor management and quality controls.

During the year ending 2016, the Applied Optics Center absorbed ($0.7) million of fixed general and administrative costs incurred by Optex Systems for support services, as compared to ($0.4) million in the prior year period. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating loss also decreased significantly, by $1.2 million, in 2016, to ($0.2) million, as compared to the prior year operating loss of ($1.4) million. We experienced improvements in both operating segments year over year, with Optex Systems increasing operating profit by $0.6 million, from a prior year operating loss of ($0.4) million to a $0.2 million operating profit in 2016. The Applied Optics Center operating profit increased by $0.7 million, from a prior year operating loss of ($1.0) million to a 2016 operation loss of ($0.3) million.

Net income before taxes decreased from the prior year by ($0.7) million, from a prior year net income before taxes of $0.5 million to a current year net loss before taxes of ($0.2) million. The decline in net income year over year is primarily due to a nonrecurring $2.1 million gain recognized in 2015 on the acquisition of the Applied Optics Center on November 3, 2014.

As a result of lower U.S. government spending trends from 2011 levels, the Company has continued to explore other revenue opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Backlog

Backlog as of October 2, 2016 was $12.0 million as compared to a backlog of $11.7 million as of September 27, 2015, representing an increase of 2.6%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of October 2, 2016.

	(Millions)
Product Line	Q1 2017	Q2 2017	Q3 2017	Q4 2017	2017 Delivery	2018 Delivery	Total Backlog 10/02/2016	Total Backlog 9/27/2015	Variance	% Chg
Periscopes	1.8	0.9	0.5	0.1	$3.3	0.1	$3.4	$3.7	$(0.3)	-8.1%
Sighting Systems	0.1	-	1.4	1.5	3.0	0.2	3.2	4.6	(1.4)	(30.4)%
Other	0.5	0.6	1.1	0.1	2.3	-	2.3	0.3	2.0	666.7%
Optex Systems - Richardson	2.4	1.5	3.0	1.7	8.6	0.3	8.9	8.6	0.3	3.5%
Applied Optics Center - Dallas	2.3	0.8	-	-	3.1	-	3.1	3.1	-	0.0%
Total Backlog	$4.7	$2.3	$3.0	$1.7	$11.7	$0.3	$12.0	$11.7	$0.3	2.6%

During 2016, Optex Systems Holdings received new orders totaling $17.6 million, a 26.6% increase, as compared to new orders of $13.9 million during the prior year. The 2016 orders consist of $7.8 million in support of our periscope product line, $6.2 million attributable to the Applied Optics Center and $3.6 million attributable to other products. Approximately 48.4% or $8.5 million of the orders received in fiscal year 2016 were delivered within the year, with the remaining balance to be delivered in fiscal year 2017. As of October 2, 2016 our shippable backlog for fiscal year 2017 is $11.7 million. As of December 14, 2016, Optex Systems Holdings, Inc. has received additional new orders of $6.2 million, which includes $3.5 million in periscopes, $0.5 million in Optex other and $2.2 million of Applied Optics Center products for deliveries in fiscal year 2017. We expect our orders during fiscal year 2017 to meet or exceed the fiscal year 2016 orders, with a substantial portion, approximately 45-50%, to be deliverable within the fiscal year 2017 period.

The Bipartisan Budget Act of 2015 eased the strict spending caps established in the 2011 sequestration and set forth federal spending through the 2016 and 2017 fiscal years. The plan lifted the caps on the appropriated spending each year by $50 billion in 2016 and will lift the cap another$30 billion in 2017, evenly divided between defense and domestic programs and provides an additional $16 billion each year in the form of inflated war spending, evenly split between the Defense and State departments. We believe that the defense industry effects of the sequestration from 2011 have reached a plateau and we will begin to see small but steady increases in defense military procurement orders in the coming year. As of December 7, 2017 the National Defense Authorization funding for fiscal year 2017 has been approved by Congress, pending Presidential approval. The approved estimates on the fiscal year 2017 spending are up slightly, 2%, from 2016 levels to $619 billion. It is further anticipated that the new administration will request a defense supplemental to increase defense spending above the current compromised amounts within its first 100 days of office.

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

Optex Systems - Richardson:

Backlog for our periscope product line has decreased (8.1%) or ($0.3) million to $3.4 million, from our ending 2015 fiscal year level of $3.7 million. We attribute the lower backlog to delayed timing of U.S. government contract awards during the fourth quarter of 2016. Our total periscope contract awards for fiscal 2016 totaled $7.8 million as compared to $6.6 million in the fiscal year 2015. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil. As of December 9, 2016, our new periscope awards for the first quarter of 2017 are $3.5 million and have already exceeded our first quarter awards for 2016 by $2.1 million. On November 10, 2016 Optex Systems received its first purchase order of $1.5 million for its laser protected periscopes from Defense Logistics Agency (DLA). The purchase order is the first task order delivery executed against a five year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $6 million which was awarded in July 2016. On December 14, 2016, we were awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes. The periscopes will be delivered over the next three years for installation into Light Armored Vehicles in the Middle East. We continue to quote periscopes as a U.S. military prime and subcontracted supplier on an ongoing basis and expect additional awards throughout the next fiscal year to meet or exceed our 2016 orders. We anticipate our acquisition of the Applied Optics Center, combined with our expanded footprint into foreign vehicle platforms has positioned Optex Systems Inc. to effectively compete for the domestic market and foreign defense market share as the best value supplier for laser protected periscopes.

Sighting Systems backlog decreased by ($1.4) million or (30.4%) in the last twelve months as we continued to deliver against our existing M36 DDAN contract. We anticipate the possibility of new sighting systems orders for DDANs as well as similar sighting systems for delivery beyond 2017. Our current sighting system backlog deliveries have been rescheduled for the second half of fiscal 2017.

Our backlog increased by $2.0 million or 666.7% on other products in the last twelve months due to new orders booked for collimator assemblies of $1.3 million in support of the U.S government and General Dynamics, and periscope cable assemblies of $0.7 million for the U.S. Government.

Applied Optics Center – Dallas

The Applied Optics Center backlog remained flat at $3.1 million for the year ending 2016 as compared to the year ending 2015, although we have seen a significant shift in external revenues from our military filter business toward commercial optical assemblies. Our commercial backlog for Nightforce optical assembly products has increased $1.5 million from the prior year level. The increase was offset by reductions in U.S. military laser filters of $1.5 million. New orders booked for fiscal year 2016 were $6.2 million, an increase of 5.1%, as compared to $5.9 million in the prior year. As of December 9, 2016, the Applied Optics Center new orders for fiscal year 2017 has already reached the 2016 first quarter order value of $2.2 million.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the fiscal year 2016, the Applied Optex Center received intracompany orders for laser coated filters in support of Optex periscopes of $1.9 million, as compared to $0.5 million in the prior year. The increased volume in support of Optex Systems – Richardson, has offset the decline in AOC filter volume from external customers and mitigated the impact to the coating production lines.

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

Optex Systems Holdings continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We continue exploring new market opportunities for our M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Twelve month period ended October 2, 2016 compared to the twelve month period ended September 27, 2015

Revenues:

The table below details the revenue changes by segment and product line for the year ended October 2, 2016 as compared to the year ended September 27, 2015.

	Twelve months ended
	(Millions)

Product Line	October 2, 2016	September 27, 2015	Variance	% Chg
Periscopes	$8.1	$4.5	$3.6	80.00
Sighting Systems	1.8	2.2	(0.4)	(18.2)
Howitzer / Aiming Circle	-	0.9	(0.9)	(100.0)
Other	1.2	0.6	0.6	100.0
Optical Systems - Richardson	11.1	8.2	2.9	35.4
Applied Optics Center - Dallas	6.2	4.8	1.4	29.2
Total Revenue	$17.3	$13.0	$4.3	$33.1

Our total revenues increased by $4.3 million, or 33.1%, in 2016 over the 2015 revenue levels. The Optex Systems Richardson segment realized a $2.9 million, or 35.4%, increase in revenue and the Applied Optics Center segment which was acquired on November 4, 2014, realized an increase of $1.4 million, or 29.2%, in revenue over the prior year period. Approximately 50% of our total revenue recognized during the fiscal year was from new orders booked during the twelve months ending October 2, 2016.

Revenues increased by $3.6 million or 80% on our periscope line during the twelve months ended October 2, 2016 as compared to the twelve months ended September 27, 2015. During the period, Optex Systems, Inc. experienced higher revenue across all periscope types due to increased customer demand for the U.S. government as well as foreign military sales during the year. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil. Based on our ending September backlog of $3.4 million and new orders of $2.0 million received in the first quarter of fiscal 2017, we expect these higher revenue levels to continue through the next year as we continue to bid new contracts on both foreign and domestic periscope business.

Revenues on sighting systems declined by ($0.4) million, or (18.2%) from the prior year period due to software issues causing a delay in the required video controller equipment necessary to ship complete units during the year. While the software issues have been resolved, delays in video controller equipment, combined with a customer request to push out scheduled contract delivery, we expect the sighting systems revenue to decline over the next six months, with increased production deliveries occurring in the second half of fiscal year 2017.

Revenues on Howitzer Aiming Circles declined by ($0.9) million, or (100%) from the prior year period, this is due to revenue recognized in the fiscal year 2015 for the settlement of a $0.9 million equitable adjustment claim with the U.S. government on a contract which had previously completed in 2011. We are currently not in production for additional Howitzers and as such do not anticipate additional revenues on this program in the near term.

Revenue on other product lines increased by $0.6 million, or 100%, compared to revenues in the prior year. The increased revenue in the year ending October 2, 2016 as compared to the prior year period relate to increased shipments in the year ending October 2, 2016 for big eye binoculars of $0.1 million to assorted customers, periscope cable assemblies of $0.4 million to the U.S. government, and $0.1 million in spare orders to multiple customers. We continue to bid on smaller miscellaneous spare orders on an ongoing basis.

The Applied Optics Center external revenue increased by $1.4 million, or 29.2%, during the 2016 fiscal year as compared to the prior year period. The increased revenue was primarily attributable to increases in commercial sales of $1.2 million for Nightforce optical assemblies. The U.S. military shipments increased by $1.3 million due to shipments against a new ACOG laser filter contract shipped during the year; however, reductions in laser interface filters supplied to other U.S military contractors declined by $1.2 million. Applied Optics Center also serves as a primary supplier of laser coated filters to the Optex Systems Richardson site in support of Optex Systems periscope orders. During the fiscal year ending 2016, intracompany revenues to Optex Systems-Richardson increased by $1.4 million, to $1.9 million in 2016, from the prior year amount of $0.5 million. During the year ending in 2016, approximately 50% of the revenue recognized was derived from new orders booked during the 2016 fiscal year. Based on the ending Applied Optics Center backlog of $3.1 million as of October 2, 2016, combined with an additional $2.2 million in new orders booked through December 9, 2016, we expect continued growth into 2017 Applied Optics Center product lines.

Gross Margin. The gross margin during the period ending October 2, 2016 was 17.7% of revenue as compared to a gross margin of 10.7% of revenue for the period ending September 27, 2015. The increase in cost of sales of $2.6 million, and increase in gross margin percentage of 7.0% pts., is primarily attributable to costs associated with the increased revenue of $4.3 million, or 33.1% over the prior year period, combined with changes in product mix and higher efficiencies on our periscope, and Applied Optics Center product lines. The 2015 reductions in military spending created excess and idle capacity, whereas Optex Systems Holdings was unable to fully absorb the fixed manufacturing overhead against our contracts. As the factory labor and overhead costs are relatively fixed at low production rates, idle and excess capacity associated with the lower Optex periscope and Applied Optics Center revenues contributed to lower gross margins on our contracts during the 2015 year. In addition, the prior year cost of sales included $0.3 million of intangible amortization associated with the Applied Optics Center acquisition on November 3, 2014, which was not included in the year ending 2016.

G&A Expenses.  During the fiscal year ended October 2, 2016, we recorded operating expenses of $3.3 million as opposed to $2.8 million during the period ending September 27, 2015, an increase of $0.5 million or 17.9%.  The increased general and administrative expenses in the current year period over the prior year period is primarily due to the write off of costs attributable to the suspended capital raise during the first half of the fiscal year 2016 of $0.2 million, increased costs for investor relations of $0.2 million, and increased board of director fees of $0.1 million in the current year as compared to the prior year period.

Operating Income (Loss). During the period ending October 2, 2016, we recorded, an operating loss of ($0.2) million as compared to an operating loss of ($1.4) million during the period ending September 27, 2015. The $1.2 million decrease in operating loss in the current year over the prior year is primarily due to the increased gross margin of $1.7 million on higher revenue which is partially offset with higher general and administrative costs of ($0.5).

Net loss applicable to common shareholders. During the year ended October 2, 2016, we recorded a net loss applicable to common shareholders of ($1.0) million as compared to net loss applicable to common shareholders of ($6.0) million during the year ended September 27, 2015. The decreased loss of $5.0 million is primarily attributable to a decrease in operating losses of $1.2 million, a decrease in interest expense of $0.2 million and decreased premiums on preferred stock for the beneficial conversion features recognized on Series A and Series B preferred shares of $5.7 million in the current year as compared to the prior year. In addition, during 2015 we recognized a gain on asset purchase of ($2.1) million which was associated with the acquisition of the Applied Optics Center on November 3, 2014.

Liquidity and Capital Resources

As of October 2, 2016, Optex Systems Holdings had working capital of $8.6 million, as compared to $6.1 million as of September 27, 2015. During the year ended October 2, 2016, the Company experienced a net loss of ($0.2) million as compared to a net loss of $(6.0) million, and an increase in revenues of $4.3 million, or 33.1%, up to $17.3 million, from $13.0 million, as compared to the prior year ended September 27, 2015.  New orders increased 26.6% to $17.6 million, as compared to new orders of $13.9 million during the prior year. Backlog has increased by $0.3 million, or 2.6% to 12.0 million over the prior year backlog. Approximately 50% of annual revenue is derived from new orders booked during the fiscal year.

U.S. military spending has been significantly reduced from the 2011 spending levels as a result a decrease in military operations in Iraq and Afghanistan and as a result of the Congressional sequestration cuts to defense spending, which began in fiscal year 2013. As a result of lower U.S. government spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. During the 2016 fiscal year, as the U.S. government The Bipartisan Budget Act of 2015 eased the strict spending caps established in the 2011 sequestration and set forth increased federal spending through the 2016 and 2017 fiscal years. We do not anticipate the recent change in the government administration to adversely affect the established spending plan set forth in the recently approved National Defense Authorization Act for 2017. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At October 2, 2016, the Company had approximately $2.6 million in cash and an outstanding payable balance of $0.3 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of October 2, 2016, our outstanding accounts receivable was $2.1 million. We expect the accounts to be collected during the first quarter of fiscal 2017. The Company expects to continue to incur net losses into the first half of fiscal year 2017, but anticipates that the 2017 fiscal year will be profitable based on projected revenue growth.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4.8 million. The net proceeds of the offering were $4.2 million after underwriter expenses. We used $0.3 million of the proceeds for offering expenses paid by Optex Systems Holdings and $1.7 million of the proceeds for the redemption of Series A and Series B preferred shares which were a condition of the offering. The remaining $2.2 million of funds will be used to fund working capital needs to support revenue growth and acquisitions.

Period from September 27, 2015 through October 2, 2016

Cash and Cash Equivalents.  As of October 2, 2016, we had cash and cash equivalents of $2.6 million as compared to $0.7 million as of September 27, 2015, and increase in cash and cash equivalents of $1.9 million.

Net Cash (Used by) Provided by Operating Activities.  Net cash provided by operating activities during the period beginning September 27, 2015 and ending October 2, 2016 totaled $0.2 million. The primary source of cash was collections against in accounts receivable of $0.8 million which was offset by a net loss of ($0.2) million and increases in inventory purchases associated with higher revenue of ($0.5) million and other working capital changes of $0.1 million

Net Cash (Used) by Investing Activities.  In the twelve months ended October 2, 2016, cash used by investing activities was $0.0 million.

Net Cash (Used) by Financing Activities. Net cash provided by financing activities was $1.7 million during the twelve months ended October 2, 2016 due to net proceeds of $4.2 million for investments received by Optex Systems Holdings Inc., as a result of our public offering in August 2016, which was offset by ($1.7) million in cash paid for redemptions of preferred Series A and Series B shares, ($0.3) of public offering expenses paid by Optex, and ($0.5) million of cash used to pay down the line of credit. As of October 2, 2016, the outstanding line of credit balance was $0.3 million.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of October 2, 2016 there was $0 in contract loss reserves. As of September 27, 2015 the contract loss reserves were $54 thousand.

During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on our Howitzer product line.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzer Aiming Circles culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there was no guarantee that the request would be granted in part or in full, we realized the entire loss in fiscal year 2010. The initial equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In September 2015, the U.S. Government agreed to an $850,000 settlement against the claim for the Aiming Circle contract number W52H09-06-D-0229. The settlement is the result of a negotiation and fact gathering process managed through the Armed Services Board of Contract Appeals (ASBCA). A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the twelve months ending September 27, 2015, Optex Systems Holdings recognized preferred stock dividends of $6.4 million on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $2.50 versus the commitment date price of $10.00 per common share (post-split). During the twelve months ending October 2, 2016, Optex Systems Holdings recognized an additional preferred stock dividend of $0.8 million as a result of the August 26, 2016 public offering which reset the preferred stock conversion rate from $2.50 per common share to $1.20 per common share and resulted in an additional beneficial conversion for the series A and Series b preferred shares.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of October 2, 2016 the unamortized balance of the intangible assets was zero. See Note 6.

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined that the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. As of October 2, 2016 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.7) million against deferred tax assets of $4.7 million.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows

In July 2015, FASB issued ASU 2015-11—Inventory (Topic 330): “Simplifying the Measurement of Inventory”.  The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). . Optex Systems Holdings is currently evaluating the impact of FASB ASU 2015-11 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. (the Company) as of October 2, 2016 and September 27, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of October 2, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

December 22, 2016

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)
	October 2, 2016	September 27, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$2,568	$683
Accounts Receivable, Net	2,095	2,866
Net Inventory	6,214	5,713
Prepaid Expenses	120	170

Current Assets	10,997	9,432

Property and Equipment, Net	1,651	1,971

Other Assets
Prepaid Royalties - Long Term	90	120
Security Deposits	23	23

Other Assets	113	143

Total Assets	$12,761	$11,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$706	$575
Accrued Expenses	810	812
Accrued Warranties	28	28
Customer Advance Deposits - Short Term	559	1,091
Credit Facility	300	817

Current Liabilities	2,403	3,323

Customer Advance Deposits - Long Term	-	65

Total Liabilities	2,403	3,388

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 0 and 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 0 and 994 issued and outstanding, respectively)	-	-
Preferred Stock Series C ($0.001 par 400 authorized, 360 and 0 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,266,601 and 314,867 shares issued and outstanding, respectively)	8	-
Additional Paid-in-capital	29,583	26,394
Accumulated Deficit	(19,233)	(18,236)

Stockholders' Equity	10,358	8,158

Total Liabilities and Stockholders' Equity	$12,761	$11,546

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except share data)
	Twelve months ended
	October 2, 2016	September 27, 2015

Revenue	$17,279	$13,003

Cost of Sales	14,228	11,617

Gross Margin	3,051	1,386

General and Administrative Expense	3,251	2,826

Operating Income (Loss)	(200)	(1,440)

Gain on Purchased Asset	-	2,110
Interest Income (Expense)	(36)	(179)
Other (Expense) and Income	(36)	1,931

Income (Loss) Before Taxes	(236)	491

Current Income Taxes (Benefit)	-	-
Deferred Income Taxes (Benefit)	-	-
Net Income (Loss) After Taxes	(236)	491

Preferred stock dividend/premium	(761)	(6,441)

Net income (loss) applicable to common shareholders	$(997)	$(5,950)

Basic and diluted income (loss) per share	$(0.64)	$(19.06)

Weighted Average Common Shares Outstanding - basic and fully diluted	1,546,774	312,219

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	October 2, 2016	September 27, 2015

Cash flows from operating activities:
Net (loss) income	$(236)	$491

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	345	334
Noncash interest expense	(17)	154
Stock compensation expense	192	140
Provision for inventory valuation	60	247
Loss on sale of fixed assets	5	-
(Increase) decrease in accounts receivable	771	(2,135)
(Increase) decrease in inventory (net of progress billed)	(562)	(49)
(Increase) decrease in prepaid expenses	51	(130)
(Increase) decrease in security deposits	-	3
Increase (decrease) in accounts payable and accrued expenses	129	622
Increase (decrease) in accrued warranty costs	-	3
Decrease in prepaid royalties - long term	30	30
Increase (decrease) in customer advance deposits	(597)	(898)
Total adjustments	407	(1,679)
Net cash provided by (used in) operating activities	171	(1,188)

Cash flows from investing activities
Purchases of property and equipment	(34)	(2,100)
Proceeds from sale of fixed assets	4	-
Net cash used in investing activities	(30)	(2,100)

Cash flows from financing activities
Net proceeds from sale of common stock	4,247	-
Redemption of preferred stock	(1,751)	-
Deferred public offering costs	(252)	-
Proceeds from convertible notes issued	-	1,560
Debt issuance fees	-	(74)
Proceeds (to) from credit facility (net)	(500)	800

Net cash provided by financing activities	1,744	2,286

Net increase (decrease) in cash and cash equivalents	1,885	(1,002)
Cash and cash equivalents at beginning of period	683	1,685
Cash and cash equivalents at end of period	$2,568	$683

Supplemental cash flow information:
Cash paid for interest	$53	$25
Exchange of convertible note and accrued interest to series B preferred stock	-	1,629
Beneficial conversion feature on Series A and Series B preferred stock	761	6,441
Exchange of preferred stock for common stock	6,939	10

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common	Series A	Series B	Series C				Additional		Total
	Shares	Preferred	Preferred	Preferred	Common	Preferred	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Shares	Shares	Stock	Series A Stock	Series B Stock	Capital	Earnings	Equity

Balance at September 28, 2014 (post split(1))	310,867	1,001	-	-	$-	$-	$-	$18,184	$(12,286)	$5,898

Stock Option Compensation Expense	-	-	-	-	-	-	-	140	-	140
Preferred Series B Issued in Exchange of Convertible Notes	-	-	1,000	-	-	-	-	1,629	-	1,629
Conversion of Preferred Series B	4,000	-	(6)	-	-	-	-	-	-	-
Beneficial Conversion Feature on Series A and Series B Preferred Stock - Dividend/Premium	-	-	-	-	-	-	-	6,441	(6,441)	-
Net Income	-	-	-	-	-	-	-	-	491	491

Balance at September 27, 2015	314,867	1,001	994	-	$-	$-	$-	$26,394	$(18,236)	$8,158

Stock Compensation Expense		-	-	-	-	-	-	192	-	192
Issue of Shares - DTC/CEDE fractional roundup correction for reverse split 12/8/15	247	-	-	-	-	-	-	-	-	-
Conversion of Preferred Series B (10/23/15)	16,031	-	(25)	-	-	-	-	-	-	-
Conversion of Preferred Series A (3/27/16)	1,250,000	(456)	-	-	2	-	-	(2)	-	-
Conversion of Preferred Series B (7/6/16)	109,291	-	(167)	-	-	-	-	-	-	-
Conversion of Preferred Series A (8/10/16)	25,000	(9)		-	-	-	-	-	-	-
Issue of Common Shares for Investor Relations (IRTH)	40,000							-	-	-
Issuance of Common Stock 8/26/2016	2,291,900	-	-	400	2	-	-	4,245	-	4,247
Fees on Share Offering paid by Optex	-	-	-	-	-	-	-	(252)	-	(252)
Redemption of Series A & Series B Preferred Shares 8/26/2016	-	(66)	(796)	-	-	-	-	(1,751)	-	(1,751)
Conversion of Series A & Series B Preferred Shares 8/26/2016	2,698,431	(470)	(6)	-	3	-	-	(3)	-	-
Conversions of Series C Preferred Shares	166,667	-	-	(40)	-	-	-	-	-	-
Ratchet on Preferred Series A 3/27/16 Conversion (10/18/16)	1,354,167	-	-	-	1	-	-	(1)	-	-
Beneficial Conversion Feature on Series A and Series B Preferred Stock - Dividend/Premium	-	-	-	-	-	-	-	761	(761)	-
Net (loss)	-	-	-	-	-	-	-	-	(236)	(236)

Balance at October 2, 2016	8,266,601	-	-	360	$8	$-	$-	$29,583	$(19,233)	$10,358

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

Optex Systems, Inc. operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of a reverse merger transaction consummated pursuant to a reorganization agreement dated March 30, 2009, it became a wholly-owned subsidiary of Optex Systems Holdings. Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 46.9% of the issued and outstanding equity interests in Optex Systems Holdings. The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of October 2, 2016, Optex Systems Holdings operated with 91 full-time equivalent employees.

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

Fiscal Year:  Optex System Holdings’ fiscal year ends on the Sunday nearest September 30.  Fiscal year 2016 ended on October 2, 2016 and included 53 weeks.  Fiscal year 2015 ended on September 27, 2015 and included 52 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended October 2, 2016 and September 27, 2015. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:  For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings’ has $2,568 thousand in cash on deposit with our bank. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts. We are exploring options to invest a portion of the excess cash into short term treasuries covered by federal deposit insurance in the near term.

Concentration of Credit Risk: Optex Systems Holdings’ revenues and accounts receivables for fiscal year ended October 2, 2016 are derived from sales to U.S. government agencies (45%), General Dynamics (18%), Nightforce Optics, Inc. (15%) and all other contractors (22%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of October 2, 2016 and September 27, 2015, Optex Systems Holdings had an allowance for doubtful accounts of $42 thousand and $8 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal year 2016 there was $36 thousand, and in 2015, there was $5 thousand in bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of October 2, 2016 and September 27, 2015 inventory included:

	(Thousands)
	As of October 2, 2016	As of September 27, 2015

Raw Materials	$4,655	$4,545
Work in Process	2,830	2,456
Finished Goods	380	304
Gross Inventory	7,865	7,305
Less:
Inventory Reserves	(1,651)	(1,592)
Net Inventory	$6,214	$5,713

Net inventory increased $501 thousand during the year ended October 2, 2016. The increase in net inventory is primarily in support of higher backlog and revenue in the current year over the prior year.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the company warrant the quality of its products to meet customer requirements and be free of defects for up to fifteen months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 15 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of October 2, 2016 and September 27, 2015, the existing warranty reserve balances of $28 thousand and $28 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 15 months.

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

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of October 2, 2016, Optex Systems, Inc. had a balance of $559 thousand in customer advance deposits related to a 2011 customer contract. The terms of the contract extend through 2018 during which time we are required to purchase the necessary materials to fulfill the delivery of products required by the contract. Of the total collected customer advance deposits, $559 thousand related to short term customer advance deposits for deliveries to occur within the next twelve months.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of October 2, 2016 there was $0 in contract loss reserves. As of September 27, 2015 the contract loss reserves were $54 thousand.

During 2010, Optex Systems Holdings realized increased losses against the Howitzer programs of $1.1 million of which $0.8 million related specifically to production issues encountered on our Howitzer product line.  Increased losses were primarily attributable to manufacturing issues on our U.S. government Howitzer Aiming Circles culminating in higher material scrap and labor hours, combined with a reduction in total production volume in 2010 which further impacted production efficiencies across all product lines.  Optex Systems Holdings requested an equitable adjustment on this program due to significant design issues impacting the manufacturability of the product.  As there was no guarantee that the request would be granted in part or in full, we realized the entire loss in fiscal year 2010. The initial equitable adjustment claim was formally rejected by the contracting agency on May 31, 2012; however, Optex Systems Holdings appealed the decision with the Armed Services Board of Contract Appeals (ASBCA). In September 2015, the U.S. Government agreed to an $850,000 settlement against the claim for the Aiming Circle contract number W52H09-06-D-0229. The settlement is the result of a negotiation and fact gathering process managed through the Armed Services Board of Contract Appeals (ASBCA). A contract modification was issued on September 23, 2015 increasing the total contract price by the agreed amount. As the respective units were shipped complete in 2011, the contract was essentially complete on execution of the modification and the entire amount was recorded as revenue for the twelve months ended September 27, 2015.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $750,000.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 2, 2016 and September 27, 2015, Optex Systems had no booked orders that fell under this criterion.

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings follows the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets”.  This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment of long-lived assets was recorded for the periods presented.

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

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the twelve months ending September 27, 2015, Optex Systems Holdings recognized preferred stock dividends of $6.4 million on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $2.50 versus a current market price of $10.00 per common share (post-split). During the twelve months ending October 2, 2016, Optex Systems Holdings recognized an additional preferred stock dividend of $0.8 million as a result of the August 26, 2016 public offering which reset the preferred stock conversion rate from $2.50 per common share to $1.20 per common share and resulted in an additional beneficial conversion for the series A and Series B preferred shares.

Intangible Assets:  Optex Systems Holdings has acquisition-related intangible assets which include the fair market value of customer order backlog as of the acquisition date. We determine the fair value of intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires some judgment by management.  Amortization of acquisition-related intangible assets is expensed to total operating expenses as cost of sales and general and administrative expenses on a straight-line basis over their estimated useful lives, unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The residual values and useful lives are reviewed at each balance sheet date and adjusted, if appropriate. Optex Systems Holdings identified intangible assets of $342 thousand from the acquisition of the Applied Optics Center from L3 on November 3, 2014 which consisted primarily of customer backlog, with an initial useful life of less than one year. As of October 2, 2016 the unamortized balance of the intangible assets was zero. See Note 6.

Intangible assets with indefinite lives are tested annually for impairment, during the fiscal fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined that the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. As of October 2, 2016 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.7) million against deferred tax assets of $4.7 million.

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

For the twelve months ended October 2, 2016, 4,125,200 warrants, 360 Series C preferred stock and 52,840 stock options were excluded as anti-dilutive due to the net loss attributable to common shareholders during the years. For the twelve months ended September 27, 2015, 1,001 shares of Series A preferred stock, 994 shares of Series B preferred stock, 62,858 stock options and 1,000 warrants were excluded as anti-dilutive due to the net loss attributable to common shareholders during the years.

Note 3 — Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows

In July 2015, FASB issued ASU 2015-11—Inventory (Topic 330): “Simplifying the Measurement of Inventory”.  The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). Optex Systems Holdings is currently evaluating the impact of FASB ASU 2015-11 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

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

The intangible assets include finite-life intangibles associated with undelivered customer backlog as of the acquisition date and was valued using the income approach methodology that includes the discounted cash flow method as well as other generally accepted valuation methodologies, which requires significant judgment by management.  The cash flow projections took into effect the expected net sales from the customer backlog as of November 3, 2014 and the corresponding expenses against those sales in the respective periods. The shipments against the customer backlog were delivered completed between January and June of 2015, and as such, the intangible amortization against those shipments was complete by June 28, 2015. As of October 2, 2016 the balance in unamortized intangible assets was zero.

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

As a result of the asset purchase, the company has incurred additional acquisition-related costs of approximately $40.2 thousand for legal, accounting and valuation consulting fees which have been expensed to general administrative costs in 2015.

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

During the year ended October 2, 2016, 99% of Optex Systems – Richardson revenues were in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 71%, foreign military customers, 28%, and domestic commercial customers of 1%. The Optex Systems segment revenue for the year ending October 2, 2016 was derived from external customers consisting of General Dynamics, 27%, the U.S. government, 57%, International Parts Supply Corp. 5%, and other external customers, 11%.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet.  As of October 2, 2016, the Richardson facility operated with 53 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line (see note 4). Applied Optics Center is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Excelis Inc. and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to Nightforce Optics, Inc. and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment.

The Applied Optics Center serves primarily domestic U.S. customers. Approximately 77% of the Applied Optics Center revenue for the year ending October 2, 2016 was derived from external customers consisting of Nightforce Optics, Inc., 43%, the U.S. government, 24%, L3 Communications, 10%, Excelis Inc., 15%, and other external customers, 8%. Sales to commercial customers represent 48% and military sales to prime and subcontracted customers represent 52% of the total segment revenue. Intersegment sales to Optex Systems – Richardson during the year ended October 2, 2016, comprised 23% of the total segments revenue and was primarily in support of military contracts.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 56,633 square feet of space, of which 12,000 square feet was subleased to L3 Mobile Vision through September 30, 2016. As of October 2, 2016, AOC operated with 38 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Twelve months ending October 2, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,052	$6,227	$-	$17,279
Intersegment revenues	-	1,892	(1,892)	-
Total Revenue	$11,052	$8,119	$(1,892)	$17,279

Interest (income) expense	$-	$-	$36	$36

Depreciation and Amortization	$73	$272	$-	$345

Income (Loss) before taxes	$145	$(345)	$(36)	$(236)

Other significant noncash items:
Allocated home office expense	$(728)	$728	$-	$-
Stock compensation expense	$192	$-	$-	$192
Royalty expense amortization	$30	$-	$-	$30
Provision for (use of) contract loss reserves	$-	$(54)	$-	$(54)

Segment Assets	$8,861	$3,900	$-	$12,761
Expenditures for segment assets	$(16)	$(18)	$-	$(34)

	Reportable Segment Financial Information (thousands)

	Twelve months ending September 27, 2015
	Optex Systems Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,172	$4,831	$-	$13,003
Intersegment revenues	-	526	(526)	-
Total Revenue	$8,172	$5,357	$(526)	$13,003

Interest (income) expense	$-	$-	$179	$179

Depreciation and Amortization	$88	$246	$-	$334

Income (Loss) before taxes	$(431)	$1,101	$(179)	$491

Other significant noncash items:
Allocated home office expense	$(387)	$387	$-	$-
(Gain) on purchased asset - AOC	$-	$(2,110)	$-	$(2,110)
Amortization of intangible assets	$-	$342	$-	$342
Stock option compensation expense	$140	$-	$-	$140
Provision for excess & obsolete inventories	$132	$115	$-	$247
Royalty expense amortization	$30	$-	$-	$30
Provision for (use of) contract loss reserves	$(11)	$54	$-	$43

Segment Assets	$7,537	$4,009	$-	$11,546
Expenditures for segment assets	$30	$2,070	$-	$2,100

(1) The Applied Optics Center was acquired on November 3, 2014.

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

During the twelve months ending September 27, 2015, $291.1 thousand has been amortized to cost of sales, and $51.1 thousand had been amortized to general and administrative expenses. There were no unamortized intangible assets or amortization expenses incurred in the twelve months ending October 2, 2016. As of September 27, 2015 and October 2, 2016, the total unamortized balance of intangible assets was zero.

Note 7 — Property and Equipment

A summary of property and equipment at October 2, 2016 and September 27, 2015 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended October 2, 2016	Year Ended September 27, 2015
Property and Equipment
Furniture and Fixtures	3-5yrs	$356	$322
Machinery and Equipment	5 yrs	3.233	3,247
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(2,214)	(1,874)
Net Property & Equipment		$1,651	$1,971

Depreciation Expense		$345	$334

During the twelve months ending October 2, 2016, Optex Systems Holdings’ purchased $34 thousand in new furniture and fixtures, and sold machinery and equipment with a net book value of $9 thousand for $4 thousand in proceeds resulting in a loss on asset sales of $5 thousand.

Note 8 — Accrued Expenses

The components of accrued liabilities for the years ended October 2, 2016 and September 27, 2015 are summarized below:

	(Thousands)
	Year Ended October 2, 2016	Year Ended September 27, 2015

Deferred Rent Expense	$108	$106
Accrued Vacation	330	315
Property Taxes	101	81
Operating Expenses	144	81
Reserve for Contract Losses	-	54
Payroll & Payroll Related	127	175
Total Accrued Expenses	$810	$812

Note 9 — Commitments and Contingencies

Rental Payments under Non-cancelable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc, Richardson address and the Applied Optics Center Dallas address, under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014, and annual rental payment increases occurring each year beginning in 2016. As of October 2, 2016 the unamortized deferred rent was $108 thousand as compared to $106 thousand as of September 27, 2015. Deferred rent expense is amortized monthly over the life of the lease.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 56,633 square feet of space at the premises. Approximately 12,000 square feet of the facility is subleased through September 30, 2016 to L-3 Communications Mobile Vision Inc. under a separate Memorandum of Understanding dated October 27, 2014, which was not renewed. The term of the Applied Optics Center facility lease expired September 30, 2016, and was renewed for 44,867 square feet, excluding the portion formerly subleased by L-3 Communications Mobile Vision Inc. The new lease term will expire on September 30, 2021, with three remaining renewal options available to the tenant, each with a renewal term duration of five years.

As of October 2, 2016, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)

	Optex Systems Richardson		Applied Optics Center Dallas (1)
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2017	$266	$88	$214	$60	$628
2018	271	90	240	61	662
2019	281	92	248	62	683
2020	291	94	255	63	703
2021	147	48	262	64	521
2022	-	-	22	65	87
Total minimum lease payments	$1,256	$412	$1,241	$375	$3,284

(1) Includes new countersigned facility lease dated October 21, 2016 and countersigned by the landlord on November 17, 2016 for 44,867 square feet for the Applied Optics Center. The lease expires on October 31, 2021 (with a lease term which commenced retroactive to October 1, 2016). See Note 16- Subsequent Events.

Total facilities rental and CAM expenses for both facility lease agreements as of the twelve months ended October 2, 2016 was $627 thousand. Total expense under facility lease agreements as of the twelve months ended September 27, 2015 was $589 thousand.

Note 10 — Transactions with a Related Party

As of October 2, 2016, accounts receivable includes $132 thousand of non trade receivables due from Sileas Corporation, a related party, for operating expenses paid by Optex Systems on their behalf. The amount is to be settled in stock within the next quarter. See Note 16-Subsequent Events.

In the twelve months ending October 2, 2016, Sileas Corporation converted 926 shares of Optex Systems Series A preferred stock at a total stated value of $6.4 million for 5,293,896 common shares. The common shares include 1,354,167 of additional common shares issued on October 18, 2016 as a result of a downward adjustment on the preferred Series A conversion price triggered by the public offering price in August 2016 on Sileas Corporation’s previously converted preferred Series A shares. These additional shares have been retroactively reflected in the ending common shares outstanding as of October 2, 2016. As a result, Optex has recorded an additional beneficial conversion amount of $0.8 million to reflect the common stock conversion rate change from $2.50 to $1.20 in 2016.

There were no other transactions with Related Parties during fiscal years 2016 or 2015 except as described below in Note 11 Debt Financing.

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

On November 27, 2013 Sileas Corp. and the Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two year period ending on February 20, 2016. In exchange for the extension, Sileas Corp. agreed to pay the Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note. As a result of the amendment, the principal amount of the Note was increased by $275 thousand to $14.1 million as of November 27, 2013.

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

On August 4, 2016, Longview Fund, L.P. converted $250 thousand of the note principal for 100,000 shares of Optex Systems Holdings common stock pursuant to the note conversion terms. The Sileas note balance to the Longview Fund, LP as of October 2, 2016 is $17.8 million.

In the twelve months ending October 2, 2016, Sileas Corporation converted all their Optex Systems Holdings, Inc. Series A preferred stock, 926 shares, at a total stated value of $6.4 million for 5,293,896 common shares. The total common shares held by Sileas as of October 2, 2016 is 5,296,081. The common shares outstanding include 1,354,167 of additional common shares issued on October 18, 2016 as a result of a downward adjustment on the preferred Series A conversion price triggered by the public offering price in August 2016 for Sileas Corporation’s previously converted preferred Series A shares. These additional shares have been retroactively reflected in the ending common shares outstanding as of October 2, 2016.

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

As of October 2, 2016, the outstanding principal on the line of credit was $300 thousand.  For the years ended October 2, 2016 and September 27, 2015, the total interest expense against the outstanding line of credit balance was $36 thousand and $33 thousand, respectively.

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

For the twelve months ending September 27, 2015 the amortized interest expense related to the debt was $146 thousand. As of September 27, 2015 the unamortized debt issuance costs was zero.

Note 12 — Stock Based Compensation

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of October 2, 2016, Optex Systems Holdings has granted stock options to officers and employees as follows (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 10/02/16	Date	Period
12/09/11	46,070	$10.00	35,370	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,340

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 28, 2014	62,912	$—	3.41	$—
Granted – 2015	—
Forfeited – 2015	(54)			—
Exercised – 2015	—			—
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,518)			—
Exercised – 2016	—			—
Outstanding as of October 2, 2016	60,340	$—	1.40	$—

Exercisable as of September 27, 2015	40,266	$—	1.45	$—

Exercisable as of October 2, 2016	52,840	$—	1.07	$—

There were no options granted in the twelve months ended October 2, 2016 and September 27, 2015.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 28, 2014	42,710	$7.58
Non-vested granted — year ended September 27, 2015	—	$—
Vested — year ended September 27, 2015	(20,064)	$7.50
Forfeited — year ended September 27, 2015	(54)	$—
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — year ended October 2, 2016	—	—
Vested — year ended October 2, 2016	(12,575)	7.33
Forfeited — year ended October 2, 2016	(2,518)	—
Non-vested as of October 2, 2016	7,500	$8.00

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

As of October 2, 2016, none of the restricted stock units had vested.

Consulting and Vendor Equity Issues

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement (See note 6). The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 2, 2016.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of period ending
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Stock Options	$52	$140	$48	$100
Restricted Stock Units	93	-	279	-
Consultant Shares (IRTH)	47	-	47	-
Total Stock Compensation	$192	$140	$374	$100

Note 13 —  Stockholders Equity

The table below depicts the Optex Systems Holdings stock equity transactions and ending share balances by equity class for the twelve months ending September 27, 2015 and October 2, 2016, respectively.

	Optex Systems Holdings Inc. Stockholder Equity Shares Outstanding

	Common	Series A	Series B	Series C	Warrants
Shares outstandingSeptember 28, 2014 (post split)	310,867	1,001	-	-	-
Conversion of Notes to Series B Preferred shares June 28, 2015(1)			1,000
Conversion of Series B Preferred shares May 27, 2015(2)	4,000	-	(6)	-	-
Common shares outstanding as of September 27, 2015	314,867	1,001	994	-	-
Conversion of Series B Preferred shares October 23, 2015(3)	16,031	-	(25)	-	-
Issuance of shares on December 8, 2015 for DTC roundup correction(4)	247	-	-	-	-
Conversion of Series A Preferred shares March 27, 2016(5)(14)	1,250,000	(456)	-	-	-
Issuance IRTH consulting common shares on April 29, 2016(6)	40,000	-	-	-	-
Conversion of Series B Preferred shares on July 6, 2016(7)	109,291	-	(167)	-	-
Conversion of Series A Preferred shares on August 10, 2016(8)	25,000	(9)	-	-	-
Public offering issuance of common stock on August 26, 2016(9)	2,291,900	-	-	400	3,958,700
Underwriter warrants issued with offering on August 26, 2016(10)	-	-	-	-	166,500
Redemption of Series A and Series B Preferred shares on August 26,2016(11)	-	(66)	(796)	-	-
Conversion of Series A and Series B Preferred shares on August 26,2016(12)	2,698,431	(470)	(6)	-	-
Conversion of Series C Preferred shares on August 10, 2016(13)	166,667	-	-	(40)	-
Additional shares issued on October 18, 2016 for downward price adjustment for previous converted 456 share Series A Preferred dated March 27, 2016(14)(5)	1,354,167	-	-	-	-
Common shares outstanding as of October 2, 2016	8,266,601	-	-	360	4,125,200

Notes:

1.	On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.
2.	On May 27, 2015 a private investor converted $10 thousand, or 6 shares of the Series B preferred stock at a stated value of $1,629 per share, for 4,000 shares of common stock
3.	On October 23, 2015 a private investor converted $40 thousand, or 25 shares of the Series B preferred stock at a stated value of $1,629 per share, for 16,031 shares of common stock.
4.	On December 7, 2015, 247 common shares issued to certain beneficial holders to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split
5.	On March 27, 2016, Sileas Corporation converted $3,125 thousand or 456 shares of the Series A preferred stock at a stated value of $6,860 per share, for 1,250,000 shares of common stock.
6.	On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94 thousand) in support of the IRTH Communications agreement (See note 12).
7.	On July 6, 2016 a private investor converted $273 thousand, or 167 shares of the Series B preferred stock at a stated value of $1,629 per share, for 109,291 shares of common stock.
8.	On August 10, 2016, a private investor converted $62.5 thousand, or 9 shares, of the Series A preferred stock at a stated value of $6860 per share for 25,000 shares of common stock.
9.	On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4,750,280. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a "warrant"), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The securities comprising the units are immediately separable and will be issued separately.
10.	On August 26, 2016, 166,500 five-year warrants to purchase one share of common stock with an exercise price of $1.50 per share were issued to the underwriter in connection with the offering.

11.	On August 26, 2016, 66 Series A and 796 preferred shares were redeemed for $1.75 million, as a condition of the offering.
12.	On August 26, 2016, 470 shares of Series A preferred stock at a stated value of $6,860 were converted for 2,689,729 shares of common stock and 6 shares of Series B preferred stock at a stated value of $1,629 were converted for 8,702 shares of common stock, for a total of 2,698,431 shares of common stock based on a conversion price of $1.20 per share, as a condition of the offering.
13.	On August 26, 2016, 28 shares of Series C preferred stock, and on August 29, 2016 12 shares of Series C preferred stock were converted at a stated value of $5000 per share, for a total value of $200 thousand, into 166,667 common shares at a per share conversion price of $1.20.
14.	Pursuant to a board of directors meeting held on August 4, 2016, 1,354,167 additional shares of common stock were issued to Sileas Corporation as a result of a downward price adjustment on the conversion rate of Series A preferred shares which was triggered by the August 26, 2016 public offering. The conversion price adjustment applied to 456 Series A preferred shares which had been previously converted on March 27, 2016. The conversion price was reset to the public offering price $1.20 per common share from the prior conversion price of $2.50 per common share. As a result of the adjustment the additional common shares were issued on October 18, 2016 and retroactively included in the ending outstanding shares as of October 2, 2016.

Common stock

On August 31, 2015, the Optex Systems Holdings board of directors approved a reverse stock split of our common stock, in a ratio to be determined by the board of directors, of not less than 1-for-400 nor more than 1-for-1000. On October 6, 2015, 20 calendar days had passed since the mailing to our shareholders of the Definitive Schedule 14C filed on September 11, 2015 regarding the approval by the board of the reverse stock split. On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. Pursuant to the reverse split, all shareholders of less than 100,000 pre-split common shares, were issued a round lot quantity of 100 common shares post-split. The total share round up quantity related to the reverse split resulted in an additional issue of 139,953 common shares post-split. All share and related option information has been retroactively adjusted to reflect the decrease in shares resulting from this action. Additional funds were reclassified from the common stock to additional paid in capital to reflect the change in total par value represented by the lower common shares after the reverse split. The par value of the common stock outstanding shall remain at $0.001 per share subsequent to the reverse split action.

As of September 28, 2014, Optex Systems Holdings had 170,914 common shares outstanding. Pursuant to an October 7, 2015 reverse split, there was an additional 139,953 shares issued to preserve round lots of 100 shares for all lot holders holding less than 100,000 pre-split, or 100 post-split shares common shares. An adjustment to common stock par value and additional paid in capital was recorded to reflect the change in values as a result of the reverse split. The outstanding common shares as of September 28, 2014, have been retrospectively stated as 310,867 shares, reflective of the additional roundup quantity, post split.

During the twelve months ending September 27, 2015, Optex Systems Holdings issued 4,000 common shares due to conversions of Series B preferred stock. As of September 27, 2015, Optex Systems had 314,867 common shares outstanding.

On August 26, 2016, 2,291,900 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants were issued pursuant to a public offering. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a "warrant"), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The net proceeds from the offering were $4,247 thousand (Gross proceeds of $4,752 thousand less underwriter expenses of $505 thousand). Deferred public offering costs incurred by Optex in connection with the offering was $252 thousand.

During the twelve months ending October 2, 2016, Optex Systems Holdings issued 5,619,587 common shares due to conversions of Series A, Series B and Series C preferred stock, 2,291,900 shares were issued in connection with the public offering, 247 common shares were issued to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split and 40,000 common shares were issued to a vendor (See note 12). As of October 2, 2016, the outstanding common shares are 8,266,601. The issued and outstanding shares above have been retroactively adjusted to include 1,354,167 common shares issued on October 18, 2016 pursuant to a ratchet triggered on previously converted Series A preferred shares.

There were no other issuances of common or preferred stock during the twelve months ended October 2, 2016.

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,860; (iii) liquidation preference per share: stated value; (iv) conversion price: $150.00 per share, ($0.15 per share, pre split) as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share (vi) par value $0.001 per share. The conversion price was subsequently reset to $10.00 per share as discussed below.

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of Board of Directors. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which was initially set at $150.00 per share. The dividends were subsequently waived and the price per share was reset to $10.00 on February 21, 2012 as discussed below. On November 17, 2014 an exercise price per share ratchet was triggered by the issuance of convertible notes with a lower conversion price and the exercise price was reset to a pre split value of $0.0025, or $2.50 post split per common share. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares and effective on August 22, 2016, the conversion price has been reset to $1.20 pursuant to a public offering of common shares at $1.20 per share.

Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis.

As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 29, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock was automatically reset to $10.00 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of October 2, 2016 and September 27, 2015 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

On October 7, 2015, we effected a 1-for-1000 reverse split of our common stock. Based on the price reset to $2.50 per common share, there were 1,001.5 shares of preferred stock with a beneficial conversion feature, “in the money”, which were subject to conversion at the discretion of the holder. In the twelve months ending September 27, 2105, Optex Systems Holdings recognized a $5.2 million adjustment to retained earnings for dividends for the intrinsic value of the beneficial conversion feature on the convertible preferred shares. During the twelve months ending October 2, 2016, Optex System Holdings recognized an additional $0.8 million adjustment to retained earnings for dividends due to a beneficial conversion feature on 926 Series A preferred shares, whereas the conversion price reset from $2.50 per common share to $1.20 per common share as a result of the public offering price on August 26, 2016.

During the twelve months ending September 27, 2015 there were no conversions and no new issues of Series A preferred shares. Optex Systems Holdings had 1,001 of preferred shares outstanding as of September 27, 2015.

During the twelve months ending October 2, 2016 there were conversions of 935 preferred Series A shares, or $6,415 thousand, into 5,318,896 common shares, and cash redemptions for $455 thousand of 66 Series A preferred shares. The 5,318,896 converted common shares above have been retroactively adjusted to include 1,354,167 common shares subsequently issued on October 18, 2016 pursuant to a ratchet triggered on conversions of 456 of Series A preferred shares which had occurred on March 27, 2016.

As of October 2, 2016 there were zero preferred Series A shares outstanding.

Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1,629 (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $0.0025 per share, pre split, as adjusted from time to time; (v) voting rights: votes along with the common stock on an as converted basis with one vote per share; and (vi) par value of $0.001 per share. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares.

On June 28, 2015, the holders of the Company’s $1,560,000 principal amount of convertible promissory notes, issued on or about November 17, 2014, converted the entire principal amount thereof and all accrued and unpaid interest thereon, into 1,000 shares of the Company’s Series B Preferred Stock.

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price, which is initially set at $0.0025 per share and was reset to $2.50 per share pursuant to the October 7, 2015 1000:1 reverse stock split. Effective on August 22, 2016, the conversion price has been reset to $1.20 pursuant to a public offering of common shares at $1.20 per share.

At the time of issuance, the market value of the common stock was $10.00 ($0.01 pre split). As the conversion rate of $2.50 ($0.0025 pre split) was below the market price, the issued preferred series B stock contained a beneficial conversion feature. As the series B preferred stock is immediately convertible with no stated maturity date, Optex Systems Holdings recognized a retained earnings and additional paid in capital adjustment for the intrinsic value, “in the money portion”, of the conversion options at inception. For the twelve months ending September 27, 2015 Optex Systems Holdings recognized a retained earnings dividends and additional paid in capital adjustment of $1.2 million, which represented the intrinsic value of the options at the commitment date. During the twelve months ending October 2, 2016 there were no dividends booked to retained earnings related to the beneficial conversion feature on Series B preferred shares as the conversion price remained at or above the market price.

During the twelve months ending September 27, 2015, 6 shares of the Series B preferred stock had been converted to common stock. As of September 27, 2015, there were 994 shares of Series B preferred shares outstanding.

During the twelve months ending October 2, 2016 there were conversions of 198 preferred Series B shares, or $324 thousand, into 134,024 common shares, and cash redemptions of 796 Series B preferred shares for $1,296 thousand. As of October 2, 2016 there were zero preferred Series B shares outstanding.

Series C Preferred Stock

Our board of directors designated 400 shares of our preferred stock as Series C convertible preferred stock (“Series C preferred stock”). The preferences and rights of the Series C preferred stock are set forth in a Certificate of Designation (the “Series C Certificate of Designation”).

Pursuant to a transfer agency agreement between us and Equity Stock Transfer, as transfer agent, the Series C preferred stock will be issued in book-entry form and shall initially be represented only by one or more global certificates deposited with The Depository Trust Company, or DTC, and registered in the name of Cede & Co., a nominee of DTC, or as otherwise directed by DTC.

In the event of a liquidation, the holders of Series C preferred stock are entitled to participate on an as-converted-to-Common Stock basis with holders of the Common Stock in any distribution of assets of the Company to the holders of the Common Stock. The Series C Certificate of Designation provides, among other things, that we shall not pay any dividends on shares of Common Stock (other than dividends in the form of Common Stock) unless and until such time as we pay dividends on each Series C preferred share on an as-converted basis. Other than as set forth in the previous sentence, the Series C Certificate of Designation provides that no other dividends shall be paid on Series C preferred stock.

With certain exceptions, as described in the Series C Certificate of Designation, the Series C preferred stock have no voting rights. However, as long as any shares of Series C preferred stock remain outstanding, the Series C Certificate of Designation provides that we shall not, without the affirmative vote of holders of a majority of the then-outstanding Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the Series C Certificate of Designation, (b) increase the number of authorized shares of Series C preferred stock or (c) amend our certificate of incorporation in any manner that adversely affects the rights of holders of Series C preferred stock.

Each Series C preferred share is convertible at any time at the holder’s option into a number of shares of common stock equal to $5,000 divided by the Series C Conversion Price. The “Series C Conversion Price” is initially $1.20 and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. Notwithstanding the foregoing, the Series C Certificate of Designation further provides that we shall not effect any conversion of Series C preferred stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of Series C preferred stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of our Common Stock then outstanding after giving effect to such exercise (the “preferred stock Beneficial Ownership Limitation”); provided, however, that upon notice to the Company, the holder may increase or decrease the preferred stock Beneficial Ownership Limitation, provided that in no event shall the preferred stock Beneficial Ownership Limitation exceed 9.99% and any increase in the preferred stock Beneficial Ownership Limitation will not be effective until 61 days following notice of such increase from the holder to us.

We do not intend to apply for listing of the Series C preferred stock on any securities exchange or other trading system.

During the twelve months ending October 2, 2016 there were 400 preferred Series C shares issued, at a total stated value of $2 million, pursuant to the public offering on August 26, 2016, and conversions of 40 preferred Series C shares, or $200 thousand, into 166,667 common shares. As of October 2, 2016 there were 360 preferred Series C shares outstanding.

Warrants

On August 26, 2016, Optex Systems Holdings Inc. issued 4,125,200 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”).

Pursuant to a warrant agreement between Optex Systems Inc. and Equity Stock Transfer, LLC, as warrant agent, the warrants will be issued in book-entry form and shall initially be represented only by one or more global warrants deposited with the warrant agent, as custodian on behalf of The Depository Trust Company, or DTC, and registered in the name of Cede & Co., a nominee of DTC, or as otherwise directed by DTC.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock splits, stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation. For one year following the issuance date of the warrants, the exercise price of the warrants will also be adjusted for issuances of common stock at a price below their exercise price, on the date of issuance of any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect. Under such adjustment, the exercise price of the warrants shall be reduced to that lower issuance price per share. Under the terms of the Warrants, there can only be one such price reset during the term of the warrant.

Under the terms of the warrant agreement, Optex Systems Holdings Inc. has agreed to use their best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. During any period Optex fails to have maintained an effective registration statement covering the shares underlying the warrants, the warrant holder may exercise the warrants on a cashless basis. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock, except as set forth in the warrants. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of our common stock then outstanding after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that, upon notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99% and any increase in the Beneficial Ownership Limitation will not be effective until 61 days following notice of such increase from the holder to us.

No fractional shares of common stock will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, Optex Systems Holdings Inc. will, upon exercise, round up to the nearest whole number of shares of common stock to be issued to the warrant holder. If multiple warrants are exercised by the holder at the same time, Optex Systems Holdings Inc. will aggregate the number of whole shares issuable upon exercise of all the warrants. There is no established trading market for the warrants. The warrants have been approved for quotation on the OTCQB.

In the event of a fundamental transaction (as defined in warrant), then the Company or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the remaining unexercised portion of the warrants on the date of consummation of the fundamental transaction as determined in accordance with the Black Scholes option pricing model.

During the twelve months ending October 2, 2016, zero warrants had been exercised. As of October 2, 2016 the outstanding warrants were 4,125,200.

Note 14 — Income Taxes

The income tax provisions as of October 2, 2016 and September 27, 2015 include the following:

	(Thousands)
	2016	2015
Current income tax expense:
Federal	$—	$—
State
	—	—
Deferred income tax provision (benefit):
Federal	(65)	(539)
State	—	—
Change in valuation allowance	65	539

Provision for (Benefit from) income taxes, net	$-0-	$-0-

The income tax provision for Optex Systems as of October 2, 2016 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

75

	2016	%	2015	%

Tax provision (benefit) at statutory federal rate	$(80)	34	$167	34
Nondeductible expenses	15	25	11	2
Gain on asset purchase (Applied Optics Center)	—	—	(717)	(146)
Change in valuation and other	65	(59)	539	110
Provision for (Benefit from) income taxes, net	$-0-	-0-	$-0-	-0-

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset — Long Term
	As of October 2, 2016	As of September 27, 2015

Stock Options	$308	$242
Inventory Reserve	332	312
Unicap	41	37
Contract Loss Reserve	(279)	(260)
Fixed assets	89	48
Goodwill Amortization	1,289	1,451
Intangible Asset Amortization	641	732
Net Operating Losses	2,244	2,058
Other	(14)	(34)
Subtotal	$4,651	$4,586
Valuation allowance	(4,651)	(4,586)
Net deferred asset (liability)-long term	$-0-	$-0-

As of October 2, 2016, the Company has a net operating loss carryforward of $6,601 thousand as compared to net loss carryforwards of $6,049 thousand available as of September 27, 2015.

As of September 27, 2015 management assessed the recoverability of deferred tax assets and determined due to recent and projected loss conditions and the downturn in the defense budget spending, that the balance of deferred tax assets may not be realized. The valuation allowance reserve was decreased by $65 thousand during the twelve months ended October 2, 2016, consistent with the 2016 change in deferred tax assets. As of October 2, 2016 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.7) million against a deferred tax asset of $4.7 million.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in October 2, 2016, September 27, 2015 and September 28, 2014 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

There were no income taxes paid during the fiscal years ended October 2, 2016 or September 27, 2015.

Note 15 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ending October 2, 2016 and September 27, 2015, the company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended October 2, 2016 and September 27, 2015 were $133 thousand and $110 thousand, respectively.

Note 16 — Subsequent Events

Lease Renewal

The premises for the business unit which we acquired from L-3 Communications, Inc., the Applied Optics Center, in November 2014 consists of approximately 56,633 square feet of space, of which approximately 12,000 square feet was subleased through September 30, 2016 to L-3 Communications Mobile Vision Inc. under a separate Memorandum of Understanding dated October 27, 2014, which was not renewed. On November 17, 2016, we received a countersigned new lease for the Applied Optics Center from the landlord for 44,867 square feet, dated October 21, 2016, which lease expires on October 31, 2021 (with a lease term which commenced retroactive to October 1, 2016).

•	The monthly base rent is $19.4 thousand through September 30, 2017 and escalates approximately 3% October 1, each year thereafter through 2021. The monthly rent includes approximately $4.9 thousand for additional Common Area Maintenance fees and taxes (CAM), to be adjusted annually based on actual expenses incurred by the landlord. The initial rent including CAM is $24.3 thousand beginning November 1, 2016.
•	The lease includes a one month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand.
•	There are two renewal terms which are each five years in duration. Our obligations to make payments under the lease are secured by a $250,000 standby letter of credit which we can reduce to $125,000 on October 31, 2019.
•	Our monthly base rent (including payment for operating expenses) under the new lease is $24,340.35.

Credit Facility — Avidbank

In order to meet the security requirement under the lease, we entered into a letter of credit with Avidbank on October 17, 2016 in the amount of $250,000, which expires on October 17, 2017 and is renewable by us for successive one year periods unless the bank notifies us no later than 60 days prior to the end of the initial or any extended term that it shall not renew the letter of credit.

In order to accommodate this letter of credit, Avidbank, on the same date, increased our line of credit to $2.2 million from $2.0 million.

Equity Transactions – Related Party

On October 31, 2016, Longview Fund, L.P. converted $2.7 million of the Sileas note principal in exchange for 800,000 shares of Optex Systems Holdings common stock. The Sileas note balance to the Longview Fund, LP as of October 31, 2016 is $15.1 million.

On October 31, 2016, Longview Fund L.P. authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $157 thousand of accounts receivable due for expenses paid by Optex Systems Inc. on behalf of the Sileas Corporation. The shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016.

Executive Compensation

On November 4, 2016 the Optex Systems Holdings Board of Directors approved executive bonus payments of $35.7 thousand to Karen Hawkins, CFO and $48.9 thousand to Danny Schoening CEO pursuant to their respective employment agreements. The $84.6 thousand of bonuses were paid on December 9, 2016.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 2, 2016, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 2, 2016, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 2, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 2, 2016.  We have thus concluded that our internal control over financial reporting was effective as of October 2, 2016.

PART III

Item 10  Directors, Executive Officers and Corporate Governance

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

As of October 27, 2016, our board of directors consists of five directors which includes three independent directors and two non independent directors as discussed below.

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that having a separate Chief Executive Officer (principal executive officer) and Chairman is the correct form of leadership for us. We believe that due to our small size bifurcating the leadership role provides for a second point of view and oversight rather than consolidating the role in one individual, who is also tasked with our day to day affairs. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management. Our directors serve for a one year term and if there is no election until their successors are elected and duly qualify. We intend to have our majority holders re-elect the Board in fiscal 2016 as a formality.

We do not currently consider diversity in identifying nominees for director. Due to our small size, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

On August 4, 2016, our Board of Directors approved election of our current board of directors to serve another one year term (or until the 2017 Annual Meeting, whichever is later) and if there is no reelection by that time, to serve until their successors are elected and duly qualify. On August 17, 2016, our majority shareholder, Sileas Corporation, elected our current Board of Directors to serve another one year term (or until the 2017 Annual Meeting, whichever is later) and if there is no reelection by that time, to serve until their successors are elected and duly qualify. We filed a Definitive Schedule 14C with the SEC on August 26, 2016 and mailed such Definitive Schedule 14C to our shareholders promptly thereafter.

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our current officers and directors were appointed on March 30, 2009, the closing date of the reorganization, except as otherwise noted.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
Peter T. Benz(2)	56	Chairman of the Board and Director
Stanley Hirschman(4)	69	President (resigned)
David Kittay(3)	52	Director
Owen Naccarato(3)	67	Director
Charles Trego(3)	66	Director
Danny Schoening	52	Chief Executive Officer, Chief Operating Officer and Director
Karen L. Hawkins(1)	51	Chief Financial Officer

(1)	Effective November 19, 2014, Karen Hawkins, formerly our Vice President of Finance and Controller, was appointed as our Chief Financial Officer.
(2)	Also effective November 19, 2014, Peter Benz was appointed as a Director by our Board of Directors and was also elected as our Chairman of the Board of Directors.
(3)	Elected as a director effective as of May 27, 2015 and is an independent director as such term is defined under NASDAQ Listing Rule 5605(b)(2) and Exchange Act Rule 10A-3.
(4)	Effective November 4, 2015, Stanley Hirschman resigned as one of our directors.

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

Danny Schoening. Mr. Schoening joined Optex Systems, Inc. (Texas) in January 2008. Upon the acquisition of the assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware), Mr. Schoening became the COO of Optex Systems, Inc. (Delaware) (as of September 28, 2008) and he commenced service with Optex Systems Holdings as its Chief Operating Officer as of the date of the reorganization, March 30, 2009 and was appointed Chief Executive Officer and as a Director in 2013. He has been instrumental in establishing the systems and infrastructure required to continue Optex System’s rapid growth. This activity was rewarded with Optex System’s recent ISO 9001:2000 Certification. From February 2004 to January 2008, Danny was the Vice President of Operations for The Finisar Corporation AOC Division for 4 years where he led a team of up to 200 employees to produce vertical cavity lasers for the data communications industry at production rates of hundreds of thousands of units per week. Prior to Finisar, Danny was the Director of Operations for multiple divisions of Honeywell International. Serving the Automotive, Medical, Aerospace, and Consumer Commercial Markets. During this 17-year period, Danny was recognized with Honeywell’s Lund Award, their highest award for developing employee resources. Danny has a broad experience level in the following technologies: Mechanical Assembly Processes, Micro-Electronic Assembly Processes, Laser Manufacturing, Plastic Molding, Metal Machining, Plating, Thick Film Printing, Surface Mount Technology, Hall Effect Technology and MEMS based Pressure Devices. Danny received a Bachelor’s of Science in Manufacturing Engineering Technology from the University of Nebraska, an MBA from Southern Methodist University, and holds three U.S. patents. The Board of Directors has determined that Mr. Schoening is suited to sit on our Board because of his industry experience and as he is the CEO.

Karen L. Hawkins. On November 19, 2014, Karen Hawkins was appointed as our Chief Financial Officer. Ms. Hawkins had previously served as our Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins has over 25 years’ experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 18 years’ direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics — Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March, 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3-year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986 and became a Certified Public Accountant in 1992.

Stanley A. Hirschman. (Resigned as a director effective November 4, 2015) Mr. Hirschman served as a Director and President of Optex Systems, Inc. (Delaware) since September 28, 2008 and assumed the same roles on behalf of us on March 30, 2009, in which roles he is committed to providing Optex his management experience and provides direction and oversight of other executive officers and management. From 1997 to 2009, he was president of CPointe Associates, Inc., a Plano, Texas consulting group, and provided consulting and governance services to small public companies. Since February 2009 he has been the majority beneficial owner of Sileas Corp, our majority shareholder. During the past five years, Mr. Hirschman has also sat on the Board of Directors of Axion Power International, Inc. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail software store chain, from 1989 until 1996. He has also held executive positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, regularly participates in the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers. Our Board has determined that Mr. Hirschman is suitable for our Board due to his long term management and corporate governance experience.

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

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In 2015 and 2014, all directors attended a minimum of 75% of the meetings of the board of directors.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held two meetings (including special meetings) and took action by unanimous written consent three times during our fiscal year ended October 2, 2016.

Board Committees

On July 14, 2015, our board of directors confirmed the appointment of the following independent directors to serve on the following committees of our board of directors:

Audit Committee: Charles Trego (Chair) and David Kittay

Compensation Committee: Owen Naccarato (Chair) and David Kittay

Nominating Committee: David Kittay (Chair), Owen Naccarato and Charles Trego.

Kerry Craven, who was a member of the Board of Directors and a member of the Audit Committee, Compensation Committee and Nominating Committee, resigned from the Board of Directors on May 26, 2016.

The board also acknowledged the charters for each committee which are approved.

Mr. Trego has also been determined to be the Audit Committee financial expert, a position for which he qualifies as a long time chief financial officer of public reporting companies. Due to Ms. Craven’s resignation on May 26, 2016, the Committees remain the same although each has one less member.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Stanley A. Hirschman,	2016	$33,231	$—	$—	$11,729		$—	$44,960
President	2015	61,084	—	—	14,971		—	76,055
	2014	61,033	—	—	15,766		—	76,799

Danny Schoening,	2016	$254,066	$14,872	$69,750	$23,457	$		$362,145
CEO	2015	213,754	—	—	29,941		—	243,695
	2014	225,261	42,375	—	31,531		—	299,167

Karen Hawkins	2016	$182,755	$7,500	$23,250	$11,729		$—	$225,234
CFO	2015	162,571	—	—	14,971		—	177,542
	2014	160,422	11,931	—	15,766		—	188,119

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2014 through fiscal 2016, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.
(2)	On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.86 as of June 15, 2016 is $372 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during the fiscal years, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions.

Option Grants in Last Fiscal Year

On December 19, 2013, our Board of Directors authorized an amendment to our Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer. The options are exercise prices of $10 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of us, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of us, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of us. There were no other plan based awards made to our named executive officers during the fiscal year ended October 2, 2016 or for the fiscal year ended September 27, 2015.

Employment Agreements - Danny Schoening

We entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term has automatically renewed through December 1, 2016. The term of the agreement shall be automatically extended for successive 18 month periods, unless we shall provide a written notice of termination at least ninety (90) days, or Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, we paid to Schoening a base salary at the annual rate of $190,000, and his base salary for the first renewal term has continued at the same rate. On December 9, 2011, the Board of Directors authorized a six percent increase in Schoening’s base salary effective January 1, 2012. On December 19, 2013, the Board of Directors of us authorized a five percent increase in Schoening’s base salary effective January 1, 2014. Schoening was paid a one-time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,415 options to purchase common stock at an exercise price of $150 per share at the time of the closing of the reorganization.

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

The employment agreement events of termination consist of: (i) death of Mr. Schoening; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Mr. Schoening for good reason (including breach by us of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Mr. Schoening, Mr. Schoening shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

•	On December 19, 2013, pursuant to the compensation bonus agreement in the Board of Directors Resolution dated January 3, 2013, Danny Schoening, CEO, was awarded an executive compensation incentive bonus payout in the sum of $42 thousand.

•	On December 19, 2013, our Board of Directors approved a performance based compensation bonus agreement for Danny Schoening, CEO, for the fiscal year ending September 28, 2013 with payout milestones from 5% to 25% for achieved revenues of $13 million through $20 million and EBITDA targets of $0 to $800 thousand.

•	On December 19, 2013 the Board of Directors authorized salary increase of 5% to Danny Schoening, CEO, effective January 1, 2014.

Karen Hawkins

On August 4, 2016, our Board of Directors approved an employment agreement for Karen Hawkins, Chief Financial Officer, dated as of August 1, 2016. This agreement has the following salient terms:

•	The term of the agreement commenced on August 1, 2016 and expires on January 31, 2018 and automatically renews for subsequent 18 month periods unless Ms. Hawkins or we give notice of termination at least 90 days before the end of the term then in effect.

•	The base salary thereunder is $178,496, and Ms. Hawkins is entitled to annual bonuses of up to 30% of her base salary as approved by the Board.

•	Ms. Hawkins is entitled to 15 days’ vacation and all other benefits accorded to our other senior executives.

•	The employment agreement events of termination consist of: (i) death of Ms. Hawkins; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Ms. Hawkins, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Ms. Hawkins for good reason (including breach by us of its obligations under the agreement, the requirement for Ms. Hawkins to move more than 100 miles away for her employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Ms. Hawkins, Ms. Hawkins shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Ms. Hawkins with good reason, Ms. Hawkins shall also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

We do not have any other employment agreements with our executive officers and directors.

Equity Compensation Plan Information

We currently have an option compensation plan covering the issuance of both incentive and nonstatutory options, determined at the time of grant, for the purchase of up to 75,000 shares, which was increased from 50,000 shares on December 19, 2013. The purpose of the Plan is to assist us in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of us and our subsidiaries, and directors and consultants of us and our subsidiaries, to achieve long-term corporate objectives. On December 19, 2013, the Board of Directors authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer. There are 75,000, shares of common stock reserved for issuance under this Plan. As of October 2, 2016, we had issued 73,752 share options under this Plan of which 8,412 shares had forfeited and 57,840 shares had vested, and 5,000 shares had been exercised as of October 2, 2016.

The outstanding options include 52,840 options that are currently vested and exercisable as of October 2, 2016, and 3,750 options vested on December 18, 2016 and 300 options forfeited on December 5, 2016. The vested options represent potential future cash proceeds to our company of $562,900. There are no additional options that will become vested and exercisable within 60 days. The remaining 3,750 options will vest and become exercisable on December 18, 2017. The following table provides summary information on our outstanding options as of December 18, 2016.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2012 Employee & officer plan options	10,040	10.00	100,400	—	10.00	$—
FY2012 Directors plan options	25,000	10.00	250,000	—	10.00	—
FY2014 Directors plan options	17,500	10.00	175,000	2,500	10.00	25,000
FY2014 Employee & officer plan options	3,750	10.00	37,500	1,250	10.00	12,500
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	56,290	$16.29	$562,900	3,750	$10.00	$37,500

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Director and Officer Equity Awards as of December 18, 2016

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	Number Exercisable	Number Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes
Danny Schoening	10,000	—	10,000	10.00	12/8/2018	(1)
	7,500	2,500	10,000	10.00	12/18/2020	(2)

Karen Hawkins	5,000	—	5,000	10.00	12/8/2018	(1)
	3,750	1,250	5,000	10.00	12/18/2020	(2)

Stan Hirschman	5,000	—	5,000	10.00	12/8/2018	(1)
	5,000	—	5,000	10.00	12/18/2020	(2	)(3)

Merrick Okamato	5,000	—	5,000	10.00	12/8/2018	(1)
	5,000	—	5,000	10.00	12/18/2020	(2	)(3)

(1)	Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of December 9, 2015 100% of the options had vested and become exercisable.
(2)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of October 2, 2016 50% of the options had vested and an additional 25%, 3,750 of the total granted options vested and become exercisable on December 18, 2016.
(3)	Merrick Okamato resigned as an officer on November 19, 2014, upon resignation, the board approved vesting of 100% of his outstanding unvested options. Stan Hirschman resigned as a director effective on November 4, 2015, On December 8, 2015, the board of directors approved vesting of 100% of his outstanding unvested options effective on his resignation.

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

As of October 2, 2016, none of the 200,000 restricted stock units had vested. During the twelve months ending October 2, 2016, $93 thousand has been recognized as stock compensation expense, and $279 thousand represents unamortized stock compensation expense to be recognized through December 2018.

Consulting and Vendor Equity Compensation

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement (See note 6). The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 2, 2016. During the twelve months ending October 2, 2016, $47 thousand has been expensed to stock compensation, and $47 thousand represents unamortized stock option compensation.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended October 2, 2016.

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team other than the provision with respect to Mr. Schoening and Ms. Hawkins described above. No awards of equity incentives under our 2009 Stock Option Plan provide for immediate vesting upon a change in control. However, our Board of Directors has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards. A “change in control” is generally defined as (1) the acquisition by any person of 66% or more of the combined voting power of our outstanding securities or (2) the occurrence of a transaction requiring stockholder approval and involving the sale of all or substantially all of our assets or the merger of us with or into another corporation.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended October 2, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Danny Schoening(3)	—	—		—	—	—	—
Peter Benz (3)	100,000	—		—	—	—	100,000
Chuck Trego (2)	15,000	—		—	—	—	15,000
David Kittay(2)	15,500	—		—	—	—	15,500
Owen Naccarato(2)	13,000	—		—	—	—	13,000
Kerry Craven(2)	10,500	—		—	—	—	10,500
Stanley A. Hirschman(3)	—	—		—	—	—	—

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2015, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements. Stanley A. Hirschman and Danny Schoening option awards have been separately reported as Executive Compensation on the summary compensation table. Includes compensation cost related to early vesting of 3,750 shares on resignation effective November 19, 2014. Mr. Hirschman resigned as a director effective November 4, 2015.

(2)	Director fees paid quarterly from September 2015 through September 2016. Each independent director receives $1,000 for each month served, paid quarterly, and $500 for each meeting attended. From October through September 2016, there was two board meetings, four audit committee meetings, and one compensation committee meeting held. Ms. Craven resigned as a director as of May 26, 2016.

(3)	Peter Benz is serving as a non-independent director and receives $10,000 for his services for each month served, effective as of December 1, 2015. Danny Schoening is serving as a non-independent director and as such received no board fees in 2016. Mr. Hirschman was a non-independent director and resigned effective November 4, 2015.

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

With the exception of Stan Hirschman and Danny Schoening, our directors are compensated separately for service as members of our board of directors. As of February 1, 2010, Mr. Hirschman was paid a salary from Optex Systems Holdings as disclosed in the executive compensation table above. Mr. Hirschman resigned as a director effective November 4, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 22, 2016, we had 8,144,302 shares of common stock, 342 shares of Series C preferred shares (convertible into 1,425,000 shares of common stock), 4,125,200 warrants, and 56,290 vested and exercisable stock options. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 18, 2016, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our four new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of December 22, 2016 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Sileas Corporation (1) (2)	4,298,782	31.3%
	Longview Fund L.P. (4)	801,350	5.8%

Directors and Officers:	Stanley Hirschman (1) (2)	4,308,782	31.3%
	Danny Schoening (2) (3) (5)	4,316,282	31.4%
	Karen Hawkins (6)	8,750	0.1%
	Peter Benz (Longview Fund) (4)	801,350	5.8%

Directors and officers as a group (4 Individuals)		5,126,382	37.3%

1	Represents shares held by Sileas of which Stanley Hirschman, a prior Director of Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening. Stan Hirschman also holds options to purchase 10,000 shares of our common stock which have vested and are currently exercisable.

2	Sileas’ ownership interest in us has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of us is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Our common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.
3	Represents shares held by Sileas of which Mr. Schoening, an Officer of us, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.
4	Includes 801,350 shares of Common Stock held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Peter Benz, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.
5	Includes options to purchase 17,500 shares of our common stock which have vested and are currently exercisable.
6	Represents options to purchase 8,750 shares of our common stock which have vested and are currently exercisable.

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

On November 22, 2011 Sileas Corp and Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two-year period ending on February 20, 2014. In exchange for the extension, Sileas Corp agreed to pay Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note. As a result of the agreement, the principal amount of the Note was increased $270 thousand to $13.8 million as of November 22, 2011.

On November 27, 2013 Sileas Corp. and the Longview Fund, LP entered into an amendment to the Secured Promissory Note that extended the maturity date for an additional two-year period ending on February 20, 2016. In exchange for the extension, Sileas Corp. agreed to pay the Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note. As a result of the amendment, the principal amount of the Note was increased by $275 thousand to $14.1 million as of November 27, 2013, 2013.

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

On August 4, 2016, Longview Fund, L.P. converted $250 thousand of the note principal for 100,000 shares of Optex Systems Holdings common stock pursuant to the note conversion terms. The Sileas note balance to the Longview Fund, LP as of October 2, 2016 is $17.8 million.

On October 31, 2016, Longview Fund, L.P. converted $2.7 million of the Sileas note principal in exchange for 800,000 shares of Optex Systems Holdings common stock. The Sileas note balance to the Longview Fund, LP as of December 7, 2016 is $15.1 million.

Alpha Capital Anstalt Stock Purchase and Preferred Shares Conversions

On February 22, 2012, Alpha Capital Anstalt bought 5,000 shares of our restricted common stock at a purchase price of $10.00 per share for a total purchase price of $50,000. As of August 26, 2016 Alpha Capital Anstalt had converted a total 34.6 Series A preferred shares at a stated value of $6,860 into 42,500 shares of its Common Stock for a total converted value of $237,497. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On August 26, 2016 Alpha Capital Anstalt redeemed 66.4 Series A preferred shares for $455,397.

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended October 2, 2016 and September 27, 2015, respectively.

Fee Category	2016	2015
Audit Fees (1)	$76,696	78,260

Audit-Related Fees-registration statement consents (2)	$39,409	13,695

Tax Fees	$10,500	10,500

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended October 2, 2016 and September 27, 2015, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

Item 15 Exhibits

Exhibits

Exhibit No.	Description

1.1	Form of Underwriting Agreement(28)

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

4.4	Certificate of Designation of Series C Convertible Preferred Stock(29)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

Exhibit No.	Description
10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description
10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

10.45	First Amendment to Amended and Restated Loan Agreement with Avidbank(26)

10.46	Restricted Stock Unit Plan(27)

10.47	Form of RSU Agreement(27)

10.48	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(25)

10.49	Form of Lease(30)

10.50	Form of Letter of Credit(30)

10.51	Form of Second Amendment to Loan Agreement(30)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010
(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended September 27, 2015, filed on March 27, 2012

(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014
(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015
(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015
(25)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 28, 2016

(27)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016
(28)	Incorporated by reference from our Amendment No. 2 to Form S-1, filed on August 12, 2016
(29)	Incorporated by reference from our Amendment No. 5 to Form S-1, filed on August 22, 2016
(30)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 22, 2016

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 22, 2016

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Benz
Peter Benz	Chairman and Director	December 22, 2016

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	December 22, 2016

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 22, 2016

/s/ David Kittay
David Kittay	Director	December 22, 2016

/s/ Owen Naccarato
Owen Naccarato	Director	December 22, 2016

/s/ Charles Trego
Charles Trego	Director	December 22, 2016

