Form 10-K/A
period 2016-10-02
Optex Systems Holdings Inc
filed 2017-02-21
CIK 1397016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	February 20, 2017
Common Stock	8,190,101

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:  This Amendment No. 1 to Form 10-K is being filed to update certain information in our audited financial statements for the year ended October 2, 2016 and related management’s discussion and analysis for the same period, as previously reported in our Form 10-K for the year ended October 2, 2016 as filed with the SEC on December 23, 2016.

As discussed in Note 1 to the Financial Statements, on February 15, 2017, Optex Systems Holdings, Inc. (the “Company”) and its Board of Directors, after consultation with the Company’s independent registered public accounting firm, concluded that the Company would amend its Annual Report on Form 10-K for the year ended October 2, 2016 and restate its financial statements and financial information for the year ended October 2, 2016. The restatement adjusts warrant liability, paid in capital, retained deficit, general and administrative expenses, gain on change in fair value of warrants, and preferred stock dividend for the year ended October 2, 2016. The errors were caused by the Company’s failure to accurately identify the warrant liability as a derivative liability. The errors have been corrected. As a result, warrant liability has increased by $3.1 million, equity decreased by $3.1 million, general and administrative expenses increased by $0.7 million, gain on change in fair value of warrants increased by $0.7 million, and preferred stock dividend increased by $0.4 million related to the correct calculation of the derivative liability and beneficial conversion feature.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A amends and restates only Items 1A, 5, 7, 8, 9A, 12, and 15 of the Original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-K is amended hereby.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Optex Systems Holdings, Inc.’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, Item 8 has been amended to contain a currently-dated consent of independent registered public accounting firms.

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

On February 20, 2017, we had 8,190,101 shares of common stock outstanding, and (a) we have vested options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $562,900 and result in the issuance of an additional 56,290 shares of common stock, and (b) we have 342 shares of Series C preferred stock that, if fully converted at the 4,167 common shares per preferred share, would result in the issuance of an additional 1,425,000 shares of common stock and (c) we have 4,125,200 warrants outstanding at an exercise price of $1.50 per share. Future sales of our common stock, warrants, options and Series C preferred stock may also adversely affect our stock price and our ability to raise funds in new offerings.

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

Securities outstanding and holders of record

On February 20, 2017, there were approximately 83 shareholders of record for our common stock and 8,190,101 shares of our common stock issued and outstanding.

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

	Results of Operations Selected Financial Info by Segment
	(Thousands)

	Twelve months ending
	October 2, 2016 (Restated)				September 27, 2015
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,052	$6,227	$-	$17,279	$8,172	$4,831	$-	$13,003
Intersegment Revenues	-	1,892	(1,892)	-	-	526	(526)	-
Total Segment Revenue	11,052	8,119	(1,892)	17,279	8,172	5,357	(526)	13,003

Cost of Goods Sold from Inventory	8,891	7,229	(1,892)	14,228	6,403	4,923	(526)	11,326
Intangible Amortization - COS	-	-	-	-	-	291	-	291
Total Cost of Sales	8,891	7,229	(1,892)	14,228	6,929	5,214	(526)	11,617

Gross Margin	2,161	890	-	3,051	1,243	143	-	1,386
Gross Margin %	19.6%	11.0%	0.0%	17.7%	15.2%	3.0%	0.0%	10.7%

General and Administrative Expense	2,744	507	711	3,962	2,061	714	-	2,775
Intangible Amortization - G&A	-	-	-	-	-	51	-	51
Segment Allocated G&A Expense	(728)	728	-	-	(387)	387	-	-
Net General & Administrative Expense	2,016	1,235	711	3,962	1,674	1,152	-	2,826

Operating Profit (Loss)	145	(345)	(711)	(911)	(431)	(1,009)	-	(1,440)
Operating Profit (Loss) %	1.3%	(4.2)%	37.6%	(5.3)%	(5.3)%	(18.8)%	0.0%	(11.1)%

Gain on Change to Fair Value of Warrants	-	-	739	739	-	-	-	-
Gain on Purchased Asset	-	-	-	-	-	2,110	-	2,110
Interest Expense	-	-	(36)	(36)	-	-	(179)	(179)

Net Income (Loss) before taxes	$145	$(345)	$(8)	$(208)	$(431)	$1,101	$(179)	$491
Net Income (Loss) %	1.3%	(5.5)%	0.0%	(1.2)%	(5.3)%	22.8%	0.0%	3.8%

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

Our operating loss also decreased significantly, by $0.5 million, in 2016, to ($0.9) million, as compared to the prior year operating loss of ($1.4) million. We experienced improvements in both operating segments year over year, with Optex Systems increasing operating profit by $0.6 million, from a prior year operating loss of ($0.4) million to a $0.2 million operating profit in 2016. The Applied Optics Center operating profit increased by $0.7 million, from a prior year operating loss of ($1.0) million to a 2016 operation loss of ($0.3) million. Other non-segment related operating losses increased by $0.7 million for general and administrative costs associated with public issuance expenses incurred during our public offering which were allocated to warrant liabilities.

Net income before taxes decreased from the prior year by ($0.7) million, from a prior year net income before taxes of $0.5 million to a current year net loss before taxes of ($0.2) million. The decline in net income year over year is primarily due to recognition of a gain of $0.7 million in 2016 for the change in fair value of warrants liabilities, for warrants issued in the public offering which is offset by a nonrecurring $2.1 million gain recognized in 2015 on the acquisition of the Applied Optics Center on November 3, 2014.

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

G&A Expenses.  During the fiscal year ended October 2, 2016, we recorded operating expenses of $4.0 million as opposed to $2.8 million during the period ending September 27, 2015, an increase of $1.2 million or 42.9%.  The increased general and administrative expenses in the current year period over the prior year period is primarily due to expenses attributable to the public offering in 2016 of $0.9 million, increased costs for investor relations of $0.2 million, and increased board of director fees of $0.1 million in the current year as compared to the prior year period.

Operating Income (Loss). During the period ending October 2, 2016, we recorded, an operating loss of ($0.9) million as compared to an operating loss of ($1.4) million during the period ending September 27, 2015. The $0.5 million decrease in operating loss in the current year over the prior year is primarily due to the increased gross margin of $1.7 million on higher revenue which is partially offset with higher general and administrative costs of ($1.2) million.

Net loss applicable to common shareholders. During the year ended October 2, 2016, we recorded a net loss applicable to common shareholders of ($1.4) million as compared to net loss applicable to common shareholders of ($6.0) million during the year ended September 27, 2015. The decreased loss of $4.6 million is primarily attributable to a decrease in operating losses of $0.5 million, a gain of $0.7 million on the change in fair value associated with our warrant liability, a decrease in interest expense of $0.2 million and decreased premiums on preferred stock for the beneficial conversion features recognized preferred shares of $5.2 million in the current year as compared to the prior year. In addition, during 2015 we recognized a gain on asset purchase of ($2.1) million which was associated with the acquisition of the Applied Optics Center on November 3, 2014.

Liquidity and Capital Resources

As of October 2, 2016, Optex Systems Holdings had working capital of $8.6 million, as compared to $6.1 million as of September 27, 2015. During the year ended October 2, 2016, the Company experienced a net loss of ($1.4) million as compared to a net loss of $(6.0) million, and an increase in revenues of $4.3 million, or 33.1%, up to $17.3 million, from $13.0 million, as compared to the prior year ended September 27, 2015.  New orders increased 26.6% to $17.6 million, as compared to new orders of $13.9 million during the prior year. Backlog has increased by $0.3 million, or 2.6% to 12.0 million over the prior year backlog. Approximately 50% of annual revenue is derived from new orders booked during the fiscal year.

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

On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4.8 million. The net cash proceeds of the offering were $4.2 million after underwriter expenses of $0.5 million. We used $0.3 million of the proceeds for offering expenses paid by Optex Systems Holdings and $1.7 million of the proceeds for the redemption of Series A and Series B preferred shares which were a condition of the offering. The remaining $2.2 million of funds will be used to fund working capital needs to support revenue growth and acquisitions.

Period from September 27, 2015 through October 2, 2016

Cash and Cash Equivalents.  As of October 2, 2016, we had cash and cash equivalents of $2.6 million as compared to $0.7 million as of September 27, 2015, and increase in cash and cash equivalents of $1.9 million.

Net Cash Used by Operating Activities.  Net cash used by operating activities during the period beginning September 27, 2015 and ending October 2, 2016 totaled ($0.5) million. The primary source of cash was collections against in accounts receivable of $0.8 million which was offset by a net loss of ($0.2) million, a gain on the change in warranty liability of ($0.7) million and increases in inventory purchases associated with higher revenue of ($0.5) million and other working capital changes of $0.1 million

Net Cash (Used) by Investing Activities.  In the twelve months ended October 2, 2016, cash used by investing activities was $0.0 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.4 million during the twelve months ended October 2, 2016 due to proceeds of $4.7 million for investments received by Optex Systems Holdings Inc., as a result of our public offering in August 2016, which was offset by ($1.7) million in cash paid for redemptions of preferred Series A and Series B shares, ($0.1) million in deferred public offering costs and ($0.5) million of cash used to pay down the line of credit. As of October 2, 2016, the outstanding line of credit balance was $0.3 million.

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

Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock: The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles under U.S. GAAP to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. For financial instruments either classified as a liabilities pursuant to ASC 480 “Distinguishing Liabilities from Equity” indexed to and potentially settled in the Company’s common stock that are determined to be classified as liabilities on the consolidated balance sheet, changes in fair value are recorded as a gain or loss in the Company’s consolidated statement of operations with the corresponding amount recorded as an adjustment to the liability on its consolidated balance sheets.

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

The carrying value of the balance sheet cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

The accounting guidance FASB ASC 820-10, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Fair value estimates are reviewed at the origination date and again at the each applicable measurement date and interim or annual financial reporting dates, as applicable for the financial instrument, and are based upon certain market assumptions and pertinent information available to management at those times.

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities are discussed further in Note 16 “Warrant Liabilities". Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

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

Beneficial Conversion Features of Convertible Securities: Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. In addition, some of our preferred stock shares contain conversion terms that may change upon the occurrence of a future event, such as antidilution adjustment provisions. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the twelve months ending September 27, 2015, Optex Systems Holdings recognized preferred stock dividends of $6.4 million on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $2.50 versus the commitment date price of $10.00 per common share (post-split). The August 26, 2016 public offering triggered a reset of the preferred stock conversion rate from $2.50 per common share to $1.20 per common share on our Series A and Series B preferred shares and resulted in a $0.8 million beneficial conversion feature. The public offering also included a beneficial conversion feature of $0.4 million at the August 26, 2016 commitment date of the 400 shares of Series C preferred stock issued in the offering, based on the effective conversion price of the shares, net of the allocated warrant proceeds. During the twelve months ending October 2, 2016, Optex Systems Holdings recognized a total preferred stock dividend of $1.2 million as a result of the beneficial conversion features triggered on the existing and new issues of preferred shares. See Note 13 “Stockholders Equity” and Note 16 “Warrant Liabilities”.

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

As discussed in Notes 16 and 17 to the financial statements, the Company restated certain amounts previously reported as of and for the year ended October 2, 2016.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

December 22, 2016 (February 21, 2017 as to Notes 16 and 17 and the effects of the restatement)

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share data)

	October 2, 2016 (Restated)	September 27, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$2,568	$683
Accounts Receivable, Net	2,095	2,866
Net Inventory	6,214	5,713
Prepaid Expenses	120	170

Current Assets	10,997	9,432

Property and Equipment, Net	1,651	1,971

Other Assets
Prepaid Royalties - Long Term	90	120
Security Deposits	23	23

Other Assets	113	143

Total Assets	$12,761	$11,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$706	$575
Accrued Expenses	810	812
Accrued Warranties	28	28
Customer Advance Deposits - Short Term	559	1,091
Credit Facility	300	817

Current Liabilities	2,403	3,323

Warrant Liability	3,118	-
Customer Advance Deposits - Long Term	-	65

Total Liabilities	5,521	3,388

Stockholders' Equity
Preferred Stock Series A ($0.001 par 5,000 authorized, 0 and 1,001 issued and outstanding, respectively)	-	-
Preferred Stock Series B ($0.001 par 1,010 authorized, 0 and 994 issued and outstanding, respectively)	-	-
Preferred Stock Series C ($0.001 par 400 authorized, 360 and 0 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,266,601 and 314,867 shares issued and outstanding, respectively)	8	-
Additional Paid-in-capital	26,879	26,394
Accumulated Deficit	(19,647)	(18,236)

Stockholders' Equity	7,240	8,158

Total Liabilities and Stockholders' Equity	$12,761	$11,546

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except share data)
	Twelve months ended

	October 2, 2016	September 27, 2015
	(Restated)

Revenue	$17,279	$13,003

Cost of Sales	14,228	11,617

Gross Margin	3,051	1,386

General and Administrative Expense	3,962	2,826

Operating (Loss)	(911)	(1,440)

Gain on Purchased Asset	-	2,110
Gain on Change in Fair Value of Warrant Liability	739	-
Interest Income (Expense)	(36)	(179)
Other Income	703	1,931

Income (Loss) Before Taxes	(208)	491

Current Income Taxes (Benefit)	-	-
Deferred Income Taxes (Benefit)	-	-
Net Income (Loss) After Taxes	(208)	491

Preferred stock dividend/premium	(1,203)	(6,441)

Net (loss) applicable to common shareholders	$(1,411)	$(5,950)

Basic and diluted (loss) per share	$(0.91)	$(19.06)

Weighted Average Common Shares Outstanding - basic and fully diluted	1,546,774	312,219

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended

	October 2, 2016
	(Restated)	September 27, 2015

Cash flows from operating activities:
Net (loss) income	$(208)	$491

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	345	334
Gain on change in fair value of warrant liability	(739)	-
Noncash interest expense	(17)	154
Stock compensation expense	192	140
Provision for inventory valuation	60	247
Loss on sale of fixed assets	5	-
(Increase) decrease in accounts receivable	771	(2,135)
(Increase) decrease in inventory (net of progress billed)	(562)	(49)
(Increase) decrease in prepaid expenses	51	(130)
(Increase) decrease in security deposits	-	3
Increase (decrease) in accounts payable and accrued expenses	130	622
Increase (decrease) in accrued warranty costs	-	3
Decrease in prepaid royalties - long term	30	30
Increase (decrease) in customer advance deposits	(597)	(898)
Total adjustments	(331)	(1,679)
Net cash (used in) operating activities	(539)	(1,188)

Cash flows from investing activities
Purchases of property and equipment	(34)	(2,100)
Proceeds from sale of fixed assets	4	-
Net cash (used in) investing activities	(30)	(2,100)

Cash flows from financing activities
Proceeds from sale of common stock	4,750	-
Redemption of preferred stock	(1,751)	-
Deferred public offering costs	(45)	-
Proceeds from convertible notes issued	-	1,560
Debt issuance fees	-	(74)
Proceeds (to) from credit facility (net)	(500)	800

Net cash provided by financing activities	2,454	2,286

Net increase (decrease) in cash and cash equivalents	1,885	(1,002)
Cash and cash equivalents at beginning of period	683	1,685
Cash and cash equivalents at end of period	$2,568	$683

Supplemental cash flow information:
Cash paid for interest	$53	$25
Exchange of convertible note and accrued interest to series B preferred stock	-	1,629
Beneficial conversion features on preferred stock	1,203	6,441
Exchange of preferred stock for common stock	6,939	10
Fair value of warrants issued for underwriter expenses in public offering	156	-

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common	Series A	Series B	Series C				Additional		Total
	Shares	Preferred	Preferred	Preferred	Common	Preferred	Preferred	Paid in	Retained	Stockholders
	Outstanding	Shares	Shares	Shares	Stock	Series A Stock	Series B Stock	Capital	Earnings	Equity

Balance at September 28, 2014 (post split(1))	310,867	1,001	-	-	$-	$-	$-	$18,184	$(12,286)	$5,898

Stock Option Compensation Expense	-	-	-	-	-	-	-	140	-	140
Preferred Series B Issued in Exchange of Convertible Notes	-	-	1,000	-	-	-	-	1,629	-	1,629
Conversion of Preferred Series B	4,000	-	(6)	-	-	-	-	-	-	-
Beneficial Conversion Feature on Series A and Series B Preferred Stock - Dividend/Premium	-	-	-	-	-	-	-	6,441	(6,441)	-
Net Income	-	-	-	-	-	-	-	-	491	491

Balance at September 27, 2015	314,867	1,001	994	-	$-	$-	$-	$26,394	$(18,236)	$8,158

Stock Compensation Expense		-	-	-	-	-	-	192	-	192
Issue of Shares - DTC/CEDE fractional roundup correction for reverse split 12/8/15	247	-	-	-	-	-	-	-	-	-
Conversion of Preferred Series B (10/23/15)	16,031	-	(25)	-	-	-	-	-	-	-
Conversion of Preferred Series A (3/27/16)	1,250,000	(456)	-	-	2	-	-	(2)	-	-
Conversion of Preferred Series B (7/6/16)	109,291	-	(167)	-	-	-	-	-	-	-
Conversion of Preferred Series A (8/10/16)	25,000	(9)		-	-	-	-	-	-	-
Issue of Common Shares for Investor Relations	40,000							-	-	-
Issuance of Common Stock 8/26/2016	2,291,900	-	-	400	2	-	-	4,748	-	4,750
Fees on Share Offering paid by Optex	-	-	-	-	-	-	-	(45)	-	(45)
Redemption of Series A & Series B Preferred Shares 8/26/2016	-	(66)	(796)	-	-	-	-	(1,751)	-	(1,751)
Fair value of warrants issued in offering 8/26/2016	-	-	-	-	-	-	-	(3,856)	-	(3,856)
Conversion of Series A & Series B Preferred Shares 8/26/2016	2,698,431	(470)	(6)	-	3	-	-	(3)	-	-
Conversions of Series C Preferred Shares	166,667	-	-	(40)	-	-	-	-	-	-
Ratchet on Preferred Series A 3/27/16 Conversion (10/18/16)	1,354,167	-	-	-	1	-	-	(1)	-	-
Beneficial Conversion Feature on Preferred Stock - Dividend/Premium	-	-	-	-	-	-	-	1,203	(1,203)	-
Net (loss)	-	-	-	-	-	-	-	-	(208)	(208)

Balance at October 2, 2016 (Restated)	8,266,601	-	-	360	$8	$-	$-	$26,879	$(19,647)	$7,240

(1) Reverse split effective on October 7, 2015 of 1000:1 shares, inclusive of round up lot quantity of 139,953 shares for holders of less than 100,000 shares, pre-split. Holders of less than 100,000 shares were rounded up to whole lots of 100 post split.

The accompanying notes are an integral part of these financial statements

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (The Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended October 2, 2016, which was originally filed with the Securities and Exchange Commission on December 23, 2016. The Company has restated its consolidated financial statements for the year ended October 2, 2016 to correct the manner in which the Company recorded 4,125,200 warrants that were issued in conjunction with common stock and Series C preferred shares pursuant to a public offering on August 26, 2016. These restatements have been reflected in the amended financial statements contained herein. The errors which were included in the December 23, 2016 Form 10-K Annual Report were incurred during the final month of the 2016 fiscal year and were subsequently identified in the following quarter prior to submission of any interim reports with the Securities and Exchange Commission. As such, restated balances are limited to the Annual Report on Form 10-K for fiscal year ending October 2, 2016. Please refer to Note 17 – Restatements for a complete summary of the restatement adjustments and an “As Reported” and “As Restated” comparison of the affected balances within the financial reports. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Optex Systems Holdings, Inc.’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, Item 8 has been amended to contain a currently-dated consent of independent registered public accounting firms.

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

Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock: The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles under U.S. GAAP to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. For financial instruments either classified as a liabilities pursuant to ASC 480 “Distinguishing Liabilities from Equity” indexed to and potentially settled in the Company’s common stock that are determined to be classified as liabilities on the consolidated balance sheet, changes in fair value are recorded as a gain or loss in the Company’s consolidated statement of operations with the corresponding amount recorded as an adjustment to the liability on its consolidated balance sheets.

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

The carrying value of the balance sheet cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

The accounting guidance FASB ASC 820-10, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Fair value estimates are reviewed at the origination date and again at the each applicable measurement date and interim or annual financial reporting dates, as applicable for the financial instrument, and are based upon certain market assumptions and pertinent information available to management at those times.

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities are discussed further in Note 16 “Warrant Liabilities". Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

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

Beneficial Conversion Features of Convertible Securities: Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. In addition, some of our preferred stock shares contain conversion terms that may change upon the occurrence of a future event, such as antidilution adjustment provisions. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Optex Systems Holdings has preferred stock, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the twelve months ending September 27, 2015, Optex Systems Holdings recognized preferred stock dividends of $6.4 million on Series A and Series B preferred stock related to the beneficial conversion feature arising from a common stock conversion rate of $2.50 versus a current market price of $10.00 per common share (post-split). The August 26, 2016 public offering triggered a reset of the preferred stock conversion rate from $2.50 per common share to $1.20 per common share on our Series A and Series B preferred shares and resulted in a $0.8 million beneficial conversion feature. The public offering also included a beneficial conversion feature of $0.4 million at the August 26, 2016 commitment date of the 400 shares of Series C preferred stock issued in the offering, based on the effective conversion price of the shares, net of the allocated warrant proceeds. During the twelve months ending October 2, 2016, Optex Systems Holdings recognized a total preferred stock dividend of $1.2 million as a result of the beneficial conversion features triggered on the existing and new issues of preferred shares. See Note 13 “Stockholders Equity” and Note 16 “Warrant Liabilities”.

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

	Reportable Segment Financial Information (thousands)

	Twelve months ending October 2, 2016 (Restated)
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,052	$6,227	$-	$17,279
Intersegment revenues	-	1,892	(1,892)	-
Total Revenue	$11,052	$8,119	$(1,892)	$17,279

Interest expense	$-	$-	$36	$36

Depreciation and Amortization	$73	$272	$-	$345

Income (Loss) before taxes	$145	$(345)	$(8)	$(208)

Other significant noncash items:
Allocated home office expense	$(728)	$728	$-	$-
Stock compensation expense	$192	$-	$-	$192
Royalty expense amortization	$30	$-	$-	$30
Provision for (use of) contract loss reserves	$-	$(54)	$-	$(54)
(Gain) on change in fair value of warrant liability	$-	$-	$(739)	$(739)
Warrants issued for underwriter expenses	$-	$-	$156	156

Segment Assets	$8,861	$3,900	$-	$12,761
Expenditures for segment assets	$(16)	$(18)	$-	$(34)

	Reportable Segment Financial Information (thousands)

	Twelve months ending September 27, 2015
	Optex Systems Richardson	Applied Optics Center Dallas (1)	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,172	$4,831	$-	$13,003
Intersegment revenues	-	526	(526)	-
Total Revenue	$8,172	$5,357	$(526)	$13,003

Interest expense	$-	$-	$179	$179

Depreciation and Amortization	$88	$246	$-	$334

Income (Loss) before taxes	$(431)	$1,101	$(179)	$491

Other significant noncash items:
Allocated home office expense	$(387)	$387	$-	$-
(Gain) on purchased asset - AOC	$-	$(2,110)	$-	$(2,110)
Amortization of intangible assets	$-	$342	$-	$342
Stock option compensation expense	$140	$-	$-	$140
Provision for excess & obsolete inventories	$132	$115	$-	$247
Royalty expense amortization	$30	$-	$-	$30
Provision for (use of) contract loss reserves	$(11)	$54	$-	$43

Segment Assets	$7,537	$4,009	$-	$11,546
Expenditures for segment assets	$30	$2,070	$-	$2,100

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

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 10/02/16	Date	Period
12/09/11	46,070	$10.00	35,340	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,340

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 28, 2014	62,912	$—	3.41	$—
Granted – 2015	—
Forfeited – 2015	(54)			—
Exercised – 2015	—			—
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,518)			—
Exercised – 2016	—			—
Outstanding as of October 2, 2016	60,340	$—	1.40	$—

Exercisable as of September 27, 2015	40,266	$—	1.45	$—

Exercisable as of October 2, 2016	52,840	$—	1.07	$—

There were no options granted in the twelve months ended October 2, 2016 and September 27, 2015.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted-Average Grant- Date Fair Value
Non-vested as of September 28, 2014	42,710	$7.58
Non-vested granted — year ended September 27, 2015	—	$—
Vested — year ended September 27, 2015	(20,064)	$7.50
Forfeited — year ended September 27, 2015	(54)	$—
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — year ended October 2, 2016	—	—
Vested — year ended October 2, 2016	(12,575)	7.33
Forfeited — year ended October 2, 2016	(2,518)	—
Non-vested as of October 2, 2016	7,500	$8.00

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

On August 26, 2016, 2,291,900 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants were issued pursuant to a public offering. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a "warrant"), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The net proceeds from the offering were $4,245 thousand (Gross proceeds of $4,750 thousand less underwriter expenses of $505 thousand). Deferred public offering costs incurred by Optex in connection with the offering was $252 thousand.

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

During the twelve months ending October 2, 2016, Optex System Holdings recognized a $0.4 million adjustment to retained earnings for dividends due to a beneficial conversion feature on 400 Series C preferred shares, whereas the effective accounting conversion price at inception, after allocation of warrant proceeds was $0.27 and was “in the money” as it was significantly below the then current market price of $0.94 per common share as of the public offering on August 26, 2016.

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

The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such require classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet. See Note 16 “Warrant Liabilities”.

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

Note 16 — Warrant Liabilities

On August 26, 2016, Optex Systems Holdings Inc. issued 4,125,200 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such require classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities were measured using a binomial lattice model (“Binomial”). Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ending October 2, 2016
Exercise Price(1)	$1.50	$1.50
Warrant Expiration Date (1)	August 26, 2021
Stock Price (2)	$0.95	$0.77
Interest Rate (annual) (3)	1.23%	1.14%
Volatility (annual) (4)	246.44%	242.17%
Time to Maturity (Years)	5.0	4.9
Number of Steps (Years)	5
Calculated fair value per share	$0.93	$0.76

(1)  Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2)  Based on the trading value of common stock of Optex Systems Holdings, Inc. as of August 26, 2016 and October 2, 2016.

(3)  Interest rate for U.S. Treasury Bonds, as of August 26, 2016 and October 2, 2016 as published by the U.S. Federal Reserve.

(4)  Based on the historical daily volatility of Optex Systems Holdings, Inc. as of August 26, 2016.

The proceeds of the offering are allocated between the common stock, Series C preferred shares and warrant liability as of the initial measurement as follows:

	(Thousands, except share and per share data)

As of August 26, 2016	Common Shares	Series C Preferred Shares	Total	Underwriter Warrants*	Warrant Liability*
Shares	2,291,900	400		166,500	4,125,200
Price per share	$1.20	$5,000		$0.9349	$0.9349
Proceeds received	$2,750	$2,000	$4,750
Less: Warrant liability at fair value	(2,142)	(1,558)	(3,700)	$(156)	$(3,856)
Residual proceeds to shares	$608	$442	$1,050

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.9349	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.7558	$3,118

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

During the twelve months ending October 2, 2016, Optex Systems Holdings recognized a gain on change in fair value of warranty liabilities of $739 thousand. During the twelve months ending October 2, 2016 none of the warrants have been exercised.

Note 17 — Restatements

The Company has restated its consolidated financial statements for the year ended October 2, 2016 to correct the manner in which the Company recorded 4,125,200 warrants that were issued in conjunction with common stock and Series C preferred shares pursuant to a public offering. On August 26, 2016, 2,291,900 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants were issued pursuant to a public offering. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a "warrant"), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The net proceeds from the offering were $4,245 thousand (Gross proceeds of $4,750 thousand less underwriter expenses of $505 thousand). Deferred public offering costs incurred by Optex in connection with the offering was $252 thousand. On August 26, 2016 Optex Systems Holdings, Inc. issued 3,958,700 warrants to investors and 166,500 warrants to the underwriter.

Optex Systems Holdings, Inc. originally treated the warrants as equity instruments and as such the warrants and public offering costs associated with the transaction were netted to additional paid in capital. The warrants are determined to be free standing financial instruments that are legally detachable and separately exercisable from the common stock and are also deemed to be indexed to the company’s own stock. During the subsequent review period for the quarter ending January 1, 2017, it was determined that these warrants contained a fundamental transaction clause which provided that the warrants are puttable for cash at the option of the holder based on a triggering of the clause. The warrant clause meets the requirement for a contingently redeemable security; however, as they are redeemable at the option of the holder rather than the issuer and control of the redemption is outside the control of the Company, the warrants require classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with ASC 480, the issued warrants should have been recorded at the fair market value on origination and recorded as a liability with an offsetting entry to additional paid in capital. The guidance also requires the fair market value be subsequently re-measured at each reporting period or triggering event with any changes in the valuation booked to earnings as a gain or loss.

Misstatement of the original warrant instruments as equity rather than debt, and the subsequent correction to warrant liability triggered additional accounting corrections as they related to the allocation of the proceeds received and the allocation of the public issuance costs against the warrants, common stock and Series C preferred shares. In accordance with the accounting guidance, fees associated with public offering costs for debt instruments must recognized in earnings to the extent they are allocable to the debt instrument. This correction resulted in a higher share of the fees associated with the public raise being allocated and recognized against earnings instead of netted against the proceeds and offset to additional paid in capital. In addition, after allocation of the proceeds attributable to the warrants, the remaining equity associated with our Series C preferred shares resulted in an effective accounting conversion rate well below the stated conversion price, and which was significantly below the then current market value, creating a beneficial conversion feature at inception and a corresponding recognition requirement as a preferred stock dividend/premium on the Series C preferred stock.

The corrections to the financial statement accounts as a result of the misstatement errors are summarized in the table below.

	Thousands

	For the twelve months ending October 2, 2016
Adjustments	Warrant Liability	Additional Paid in Capital	Accumulated Deficit(*)
Initial fair value of warrants issued in August 26, 2016 public offering	$3,857	$(3,857)	$-
Gain on change in fair value of warrants as of October 2, 2016 recognized as other income(*)	(739)	-	739
Fees on public offering associated with warrant liability recognized as operating expense(*)	-	711	(711)
Beneficial conversion feature recognized as dividend/premium on Series C preferred shares (*)	-	442	(442)
Total Adjustments to period ending October 2, 2016	$3,118	$(2,704)	$(414)

* These adjustements are reflected in both the Consolidated Balance Sheet Accumulated Deficit account balances as well as the Consolidated Statement of Operations account balances

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were in the aggregate material to the prior reporting period, and therefore, restatement of the previously filed financial statements for the year ending October 2, 2016 was necessary. There were no other annual or interim periods effected by this correction.

The account balances labeled “As Reported” in the following tables represent the previously reported audited balances in the Company’s Annual Report on Form 10-K for the year ended October 2, 2016 as filed with Securities Exchange Commission on December 23, 2016.

Condensed Consolidated Balance Sheet
Thousands

	Period ended October 2, 2016
Restatement Account*	As Reported	Adjustments	As Restated

Liabilities

Warrant Liability	$-	$3,118	$3,118

Total Liabilities	2,403	3,118	5,521

Stockholders' Equity
Additional Paid in Capital	29,583	(2,704)	26,879
Accumulated Deficit	(19,233)	(414)	(19,647)

Total Stockholders’ Equity	10,358	(3,118)	7,240

Total Liabilities and Stockholders' Equity	$12,761	$-	$12,761

* The table above reflects only the amounts for selective Balance Sheet accounts and their respective account class subtotals and grand totals which were affected by the error. Balance Sheet accounts not listed above were not affected by the errors and as such have not changed from the originally reported balances.

Condensed Consolidated Statement of Operations
Thousands

	Twelve months ending October 2, 2016
Restatement Accounts*	As Reported	Adjustments	As Restated

General and Administrative Expense	$3,251	$711	$3,962

Operating Income (Loss)	(200)	(711)	(911)

Gain on Change in Fair Value of Warrant Liability	-	739	739

Income (Loss) Before Taxes	(236)	28	(208)

Net Income (Loss) After Taxes	(236)	28	(208)

Preferred Stock Dividend/Premium	(761)	(442)	(1,203)

Net loss applicable to common shareholders	$(997)	$(414)	$(1,411)

Basic and diluted loss per share (1)	$(0.64)	$(0.27)	$(0.91)

* The table above reflects only the amounts for selective Statement of Operations accounts and their respective account class subtotals and grand totals which were affected by the error. Statement of Operations accounts not listed above are not affected by the errors and as such have not changed from the originally reported balances.

(1) There is no impact to diluted earnings per share as the "As Reported" and "As Restated" earnings per share as are both in a net loss position and the resulting calculations are antidilutive.

Consolidated Statement of Cash Flows
Thousands

	Twelve months ending October 2, 2016
Restatement Accounts*	As Reported	Adjustments	As Restated

Net (loss) income	$(236)	$28	$(208)

Gain on change in fair value of warrant liability	-	739	(739)
Increase (decrease) in accounts payable and accrued expenses (1)	129	1	130

Total Adjustments	407	(738)	(331)
Net Cash provided by (used in) operating activities	171	(710)	(539)

Proceeds from sale of common stock	4,247	503	4,750
Deferred public offering cost	(252)	207	(45)

Net cash provided by financing activities	$1,744	$710	$2,454

Supplemental cash flow information
Beneficial conversion feature on preferred stock	$761	$442	$1,203
Fair value of warrants issued for underwriter expenses in public offering	$-	$156	$156

* The table above reflects only the amounts for selective Statement of Cash Flows accounts and their respective account class subtotals and grand totals which were affected by the error. Statement Cash Flows accounts not listed above were not affected by the errors and as such have not changed from the originally reported balances.

(1) The increase in accounts payable and accrued expenses is a rounding adjustment to balance the financial statement accounts

Note 18 — Subsequent Events

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

In response to restatement corrections made for the company’s initial accounting treatment of warrants issued in a public offering that resulted in an amendment to the Annual Report Form 10-K for fiscal year ending October 2, 2016, as filed on December 23, 2016, management has expanded the company’s policies and procedures to address the initial review of, and subsequent accounting treatment for the existing outstanding warrants and any future issues of complex financial instruments in accordance with the appropriate accounting guidance included in ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”.

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

Outstanding Director and Officer Equity Awards as of December 18, 2016

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	Number Exercisable	Number Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes
Danny Schoening	10,000	—	10,000	10.00	12/8/2018		(1)
	7,500	2,500	10,000	10.00	12/18/2020		(2)

Karen Hawkins	5,000	—	5,000	10.00	12/8/2018		(1)
	3,750	1,250	5,000	10.00	12/18/2020		(2)

Stan Hirschman	5,000	—	5,000	10.00	12/8/2018		(1)
	5,000	—	5,000	10.00	12/18/2020		(2)(3)

Merrick Okamato	5,000	—	5,000	10.00	12/8/2018		(1)
	5,000	—	5,000	10.00	12/18/2020		(1)(3)

(1)	Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of December 9, 2015 100% of the options had vested and become exercisable.

(2)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of October 2, 2016 50% of the options had vested and an additional 25%, 3,750 of the total granted options vested and become exercisable on December 18, 2016.

(3)	Merrick Okamato resigned as an officer on November 19, 2014, upon resignation, the board approved vesting of 100% of his outstanding unvested options. Stan Hirschman resigned as a director effective on November 4, 2015, On December 8, 2015, the board of directors approved vesting of 100% of his outstanding unvested options effective on his resignation.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On February 20, 2017, we had 8,190,101 shares of common stock, 342 shares of Series C preferred shares (convertible into 1,425,000 shares of common stock), 4,125,200 warrants, and 56,290 vested and exercisable stock options. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 18, 2016, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our four new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of February 20, 2017 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Sileas Corporation (1) (2)	4,298,782	31.1%
	Longview Fund L.P. (4)	801,350	5.8%

Directors and Officers:	Stanley Hirschman (1) (2)	4,308,782	31.2%
	Danny Schoening (2) (3) (5)	4,350,631	31.5%
	Karen Hawkins (6)	20,200	0.1%
	Peter Benz (Longview Fund) (4)	801,350	5.8%

Directors and officers as a group (4 Individuals)		5,172,181	37.5%

1	Represents shares held by Sileas of which Stanley Hirschman, a prior Director of Optex Systems Holdings, has a controlling interest (80%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Hirschman is deemed to be the beneficial owner, along with Mr. Schoening. Stan Hirschman also holds options to purchase 10,000 shares of our common stock which have vested and are currently exercisable.
2	Sileas’ ownership interest in us has been pledged to Longview as security for a loan in connection with the acquisition of Longview’s interests in Optex Delaware by Sileas. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Mr. Merrick Okamoto who is a director of us is the President and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. In the event of a default by Sileas on its debt obligation to Longview, the shares held by Sileas may be returned to Longview. Viking and Longview each may be deemed to have shared voting and dispositive authority over the shares of Our common stock if they are returned to Longview. In such an event, Mr. Benz and Mr. Okamoto, as control persons of Viking and/or Longview, may be deemed to beneficially own all such shares; however, they have stated that they would disclaim such beneficial ownership were this to occur.
3	Represents shares held by Sileas of which Mr. Schoening, an Officer of us, has a controlling interest (15%); therefore, under Rule 13d-3 of the Exchange Act, Mr. Schoening is deemed to be the beneficial owner, along with Mr. Hirschman, of those shares.
4	Includes 801,350 shares of Common Stock held by Longview Fund, LP. Investment decisions for Longview are made by its investment advisor, Viking Asset Management, LLC. Mr. Peter Benz is the Chairman, Chief Executive Officer and a Managing Member of Viking Asset Management and may be deemed to control its business activities, including the investment activities of Longview. Peter Benz, as a control person of Viking and/or Longview, may be deemed to beneficially own all such shares; however, he disclaims such beneficial ownership.
5	Includes common shares held of 34,349 and options to purchase 17,500 shares of our common stock which have vested and are currently exercisable.
6	Represents common shares held of 11,450 and options to purchase 8,750 shares of our common stock which have vested and are currently exercisable.

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

Fee Category	2016	2015
Audit Fees (1)	$76,696	78,260

Audit-Related Fees-registration statement consents (2)	$39,409	13,695

Tax Fees	$10,500	10,500

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended October 2, 2016 and September 27, 2015, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

Item 15 Exhibits

Exhibits

Exhibit No.	Description

1.1	Form of Underwriting Agreement(28)

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

4.4	Certificate of Designation of Series C Convertible Preferred Stock(29)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

Exhibit No.	Description

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description

10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

10.45	First Amendment to Amended and Restated Loan Agreement with Avidbank(26)

10.46	Restricted Stock Unit Plan(27)

10.47	Form of RSU Agreement(27)

10.48	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(25)

10.49	Form of Lease(30)

10.50	Form of Letter of Credit(30)

10.51	Form of Second Amendment to Loan Agreement(30)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.

(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009

(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010

(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010

(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.

(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010

(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010

(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010

(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011

(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011

(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011

(13)	Intentionally left blank

(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011

(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011

(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011

(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011

(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012

(19)	Incorporated by reference from our Form 10-K/A for the year ended September 27, 2015, filed on March 27, 2012

(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012

(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014

(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014

(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015

(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015

(25)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016

(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 28, 2016

(27)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016

(28)	Incorporated by reference from our Amendment No. 2 to Form S-1, filed on August 12, 2016

(29)	Incorporated by reference from our Amendment No. 5 to Form S-1, filed on August 22, 2016

(30)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: February 21, 2017

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: February 21, 2017

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Benz
Peter Benz	Chairman and Director	February 21, 2017

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	February 21, 2017

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	February 21, 2017

/s/ David Kittay
David Kittay	Director	February 21, 2017

/s/ Owen Naccarato
Owen Naccarato	Director	February 21, 2017

/s/ Charles Trego
Charles Trego	Director	February 21, 2017

