Form 10-Q
period 2017-01-01
Optex Systems Holdings Inc
filed 2017-02-21
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 20, 2017: 8,190,101 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended January 1, 2017

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 1, 2017

CONSOLIDATED BALANCE SHEETS AS OF JANUARY 1, 2017 (UNAUDITED) AND OCTOBER 2, 2016	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 1, 2017 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 27, 2015 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 1, 2017 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 27, 2015 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

3

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	January 1, 2017 (Unaudited)	October 2, 2016

ASSETS

Cash and Cash Equivalents	$2,069	$2,568
Accounts Receivable, Net	1,858	2,095
Net Inventory	6,585	6,214
Prepaid Expenses	75	120

Current Assets	10,587	10,997

Property and Equipment, Net	1,698	1,651

Other Assets
Prepaid Royalties - Long Term	83	90
Security Deposits	23	23

Other Assets	106	113

Total Assets	$12,391	$12,761

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$393	$706
Accrued Expenses	992	810
Accrued Warranties	28	28
Customer Advance Deposits	487	559
Credit Facility	300	300

Current Liabilities	2,200	2,403

Warrant Liability	2,688	3,118

Total Liabilities	4,888	5,521

Stockholders' Equity
Preferred Stock Series B ($0.001 par 1,010 authorized, 0 and 994 issued and outstanding, respectively)	-	-
Preferred Stock Series C ($0.001 par 400 authorized, 342 and 360 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,144,302 and 8,266,601 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	26,788	26,879
Accumulated Deficit	(19,293)	(19,647)

Stockholders' Equity	7,503	7,240

Total Liabilities and Stockholders' Equity	$12,391	$12,761

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	January 1, 2017	December 27, 2015

Revenue	$3,512	$3,213

Cost of Sales	2,740	2,746

Gross Margin	772	467

General and Administrative Expense	844	694

Operating Loss	(72)	(227)

Gain on Change in Fair Value of Warrants	430	-

Interest Expense	(4)	(18)

Other Income (Expense)	426	(18)

Income (Loss) Before Taxes	354	(245)

Deferred Income Taxes (Benefit)	-	-

Net income (loss) applicable to common shareholders	$354	$(245)

Basic income (loss) per share	$0.04	$(0.75)

Weighted Average Common Shares Outstanding - basic	8,175,309	326,122

Diluted income (loss) per share	0.04	(0.75)

Weighted average common shares outstanding - Diluted	9,600,309	326,122

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended
	January 1, 2017	December 27, 2015

Cash flows from operating activities:
Net (income) loss	$354	$(245)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	83	86
(Gain) on change in fair value of warrants	(430)	-
Noncash interest expense	-	(6)
Stock compensation expense	64	24
(Increase) decrease in accounts receivable	82	1,636
(Increase) decrease in inventory	(371)	(150)
(Increase) decrease in prepaid expenses	45	(94)
Increase (decrease) in accounts payable and accrued expenses	(131)	63
Decrease in prepaid royalties - long term	7	7
Increase (decrease) in customer advance deposits	(72)	(99)
Increase (decrease) in accrued estimated loss on contracts	-	-
Total adjustments	(723)	1,467
Net cash (used in) provided by operating activities	(369)	1,222

Cash flows to investing activities
Purchases of property and equipment	(130)	-
Net cash used in investing activities	(130)	-

Cash flows to financing activities
Proceeds to credit facility (net)	-	(500)
Net cash used in financing activities	-	(500)

Net (decrease) increase in cash and cash equivalents	(499)	722
Cash and cash equivalents at beginning of period	2,568	683
Cash and cash equivalents at end of period	$2,069	$1,405

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$155	$-
Exchange of preferred stock for common stock	90	-
Cash paid for interest	4	24

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Concurrent with the filing of the Optex Systems Holdings, Inc.’s Form 10-Q for the three months ending January 1, 2017, Optex Systems Holdings, Inc. (the “Company”) has filed an Amendment No. 1 to its Annual Report on Form 10-K for the year ended October 2, 2016, which was originally filed with the Securities and Exchange Commission on December 23, 2016. The Company has restated its consolidated financial statements for the year ended October 2, 2016 to correct the manner in which the Company recorded 4,125,200 warrants that were issued in conjunction with common stock and Series C preferred shares pursuant to a public offering on August 26, 2016. These restatements have been reflected in the amended financial statements contained herein. The errors which were included in the December 23, 2016 Form 10-K Annual Report were incurred during the final month of the 2016 fiscal year and were subsequently identified in the following quarter prior to submission of any interim reports with the Securities and Exchange Commission and as such, the restated balances are limited to the Annual Report Form 10-K for fiscal year ending October 2, 2016.

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

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of January 1, 2017, Optex Systems Holdings operated with 90 full-time equivalent employees.

Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 53.3% of the issued and outstanding equity interests in Optex Systems Holdings. The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

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

During the three months ended January 1, 2017, 86% of Optex Systems – Richardson revenues were in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 74%, foreign military customers, 12%, and domestic commercial customers of 14%. The Optex Systems segment revenue for the three months ending January 1, 2017 was derived from external customers consisting of General Dynamics, 22%, the U.S. government, 26%, Oasis Advanced Engineering 14%, BAE Systems, 10% and other external customers, 28%.

Optex Systems is located in Richardson, Texas, with leased premises consisting of approximately 49,100 square feet.  As of January 1, 2017, the Richardson facility operated with 52 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line. Applied Optics Center is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Harris Corporation and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to Nightforce Optics, Inc. and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment.

The Applied Optics Center serves primarily domestic U.S. customers. During the three months ended January 1, 2017, sales to commercial customers represent 59% and military sales to prime and subcontracted customers represent 17% of the total segment revenue. Intersegment sales to Optex Systems – Richardson, comprised 24% of the total segments revenue and was primarily in support of military contracts. The Applied Optics Center external customer revenue for the three months ending January 1, 2017 was derived from L3 Communications, 14%, Nightforce Optics, Inc., 74% and other external customers, 12%.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of January 1, 2017, AOC operated with 38 full time equivalent employees in a single shift operation.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K/A for the year ended October 2, 2016 and other reports filed with the SEC.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of January 1, 2017 and October 2, 2016, there were no unliquidated progress payments. As of January 1, 2017 and October 2, 2016, inventory included:

	(Thousands)
	January 1, 2017	October 2, 2016
Raw Material	$4,518	$4,655
Work in Process	3,152	2,830
Finished Goods	566	380
Gross Inventory	$8,236	$7,865
Less: Inventory Reserves	(1,651)	(1,651)
Net Inventory	$6,585	$6,214

Net inventory increased by $371 thousand during the three months ending January 1, 2017 in support of contracts deliverable over the next six months.

Revenue Recognition: Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-35:

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

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition, which relate to undelivered product or other cash in advance payment terms. As of January 1, 2017, Optex Systems, Inc. had a balance of $0.5 million in short term customer advance deposits for materials purchased in support of deliveries to occur within the next twelve months.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities are discussed further in Note 7 “Warrant Liabilities". Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

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

The potentially dilutive securities that Optex Systems Holdings has outstanding are convertible preferred stock, unvested restricted stock units, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any convertible preferred dividends and the denominator is increased to assume the conversion of the number of additional common shares. Optex Systems Holdings uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Convertible preferred stock, unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended January 1, 2017, 132,000 unvested restricted stock units, 56,290 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three months ended December 27, 2015, 1001 shares of Series A preferred stock, 969 shares of Series B preferred stock, 62,847 stock options and 1,000 warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 Segment Reporting

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

Optex Systems – Richardson, serves as the home office for both segments and shared general and administrative costs attributable to both segments are allocated directly to the segments based on the government Cost Accounting Standard (CAS) 403 – “Allocation of Home Office Expenses to Segments”. The purpose of CAS 403 is to provide criteria for allocating home office expenses to the segments of an organization based on the beneficial or causal relationships between the expenses and the receiving segments. Based on CAS 403, Optex Systems Holdings allocates home office expenses based on a three factor formula which is the average of the following three percentages for each of the segments fiscal year:

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

	Reportable Segment Financial Information (thousands)
	Three months ended January 1, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,039	$1,473	$-	$3,512
Intersegment revenues	-	462	(462)	-
Total Revenue	$2,039	$1,935	$(462)	$3,512

Interest (income) expense	-	-	4	4

Depreciation and Amortization	16	67	-	83

Income (Loss) before taxes	(41)	(31)	426	354

Other significant noncash items:
Allocated home office expense	(166)	166	-	-
(Gain) on Change in Fair Value of Warrants	-	-	(430)	(430)
Stock compensation expense	64	-	-	64
Royalty expense amortization	7	-	-	7
Provision for (use of) contract loss reserves	-	-	-	-

Segment Assets	8,339	4,052	-	12,391
Expenditures for segment assets	4	126	-	130

	Reportable Segment Financial Information (thousands)
	Three months ended December 27, 2015
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,167	$1,046	$-	$3,213
Intersegment revenues	-	221	(221)	-
Total Revenue	$2,167	$1,267	$(221)	$3,213

Interest (income) expense	-	-	18	18

Depreciation and Amortization	19	67	-	86

Income (Loss) before taxes	15	(242)	(18)	(245)

Other significant noncash items:
Allocated home office expense	(188)	188	-	-
Stock option compensation expense	24	-	-	24
Royalty expense amortization	7	-	-	7
Provision for (use of) contract loss reserves	-	(15)	-	(15)

Segment Assets	6,842	3,941	-	10,783
Expenditures for segment assets	-	-	-	-

Note 4 - Commitments and Contingencies

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

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. On November 17, 2016, we received a countersigned new lease for the Applied Optics Center from the landlord, dated October 21, 2016, and which commenced retroactive to October 1, 2016. The new lease term will expire on October 31, 2021, with two renewal options available to the tenant, each with a renewal term duration of five years. The monthly base rent is $19.4 thousand through September 30, 2017 and escalates approximately 3% October 1, each year thereafter through 2021. The lease includes a one month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand. The monthly rent includes approximately $4.9 thousand for additional Common Area Maintenance fees and taxes (CAM), to be adjusted annually based on actual expenses incurred by the landlord. The total monthly rent including CAM is $24.3 thousand beginning November 1, 2016. Our obligations to make payments under the lease are secured by a $250,000 standby letter of credit which we may be reduced to $125,000 on October 31, 2019.

As of January 1, 2017 the unamortized deferred rent was $127 thousand as compared to $108 thousand as of October 2, 2016. Deferred rent expense is amortized monthly over the life of the lease.

As of January 1, 2017, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2017	$200	$81	$175	$45	$501
2018	271	108	240	60	679
2019	281	110	248	61	700
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	-	-	22	5	27
Total minimum lease payments	$1,190	$468	$1,202	$296	$3,156

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended January 1, 2017 was $166 thousand. Total expense under facility lease agreements as of the three months ended December 27, 2015 was $154 thousand.

Note 5 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We completed our first international shipment utilizing this technology in 2014 and are currently in production to support a U.S. Government Foreign Military Sale contract awarded in January 2016. We estimate the commercial life of the patent at seven years. As of January 1, 2017, the balance of the patent license is $82.8 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three months ending January 1, 2017 and December 27, 2015 was $7.5 thousand, respectively.

Note 6 - Debt Financing

Related Parties

Sileas Secured Promissory Note Due on May 29, 2021 to Longview Fund, LP

On June 5, 2015, Sileas Corp., the majority owner of Optex Systems, Inc. (Delaware), executed and delivered to Longview, an amended Secured Promissory Note in the amount of $18.0 million and maturing on May 29, 2021.. The note is secured by and convertible into the Optex Systems Holdings Inc. common stock.

On August 4, 2016, Longview Fund, L.P. converted $250 thousand of the note principal for 100,000 shares of Optex Systems Holdings common stock pursuant to the note conversion terms.

On October 31, 2016, Longview Fund, L.P. converted $2.7 million of the Sileas note principal in exchange for 800,000 shares of Optex Systems Holdings common stock. The Sileas note balance to the Longview Fund, LP as of January 1, 2017 is $15.1 million.

On October 31, 2016, Longview Fund L.P. authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $155 thousand of accounts receivable due for expenses paid by Optex Systems Inc. on behalf of the Sileas Corporation. The shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016.

Credit Facility — Avidbank

The Company amended its revolving credit facility with Avidbank on October 17, 2016 from $2 million to $2.2 million. The interest rate for all advances against the line of credit shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six month period of $10,000. The renewable revolving maturity date is January 22, 2018 and is secured by a first lien on all of its assets in favor of Avidbank. In order to meet the security requirement under the lease, we entered into a letter of credit with Avidbank on October 17, 2016 in the amount of $250,000, which expires on October 17, 2017 and is renewable by us for successive one year periods unless the bank notifies us no later than 60 days prior to the end of the initial or any extended term that it shall not renew the letter of credit.

As of January 1, 2017 and October 2, 2016, the outstanding principal and accrued interest balance on the line of credit was $300 thousand.  For the three months ended January 1, 2017 and December 27, 2015, the total interest expense against the outstanding line of credit balance was $4 thousand and $18 thousand, respectively.

Note 7-Warrant Liabilities

On August 26, 2016, Optex Systems Holdings Inc. issued 4,125,200 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities were measured using a binomial lattice model (“Binomial”). Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ending October 2, 2016	Period ending January 1, 2017
Exercise Price(1)	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	August 26, 2021	August 26, 2021	August 26, 2021
Stock Price (2)	$0.95	$0.77	$0.67
Interest Rate (annual) (3)	1.23%	1.14%	1.94%
Volatility (annual) (4)	246.44%	242.17%	228.25%
Time to Maturity (Years)	5.0	4.9	4.65
Number of Steps (Years)	5	5	5
Calculated fair value per share	$0.93	$0.76	$0.65

(1)  Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2)  Based on the trading value of common stock of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

(3)  Interest rate for U.S. Treasury Bonds, as of August 26, 2016 and each presented period ending date, as published by the U.S. Federal Reserve.

(4)  Based on the historical daily volatility of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.9349	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.7558	$3,118
(Gain) on Change in Fair Value of Warrant Liability			(430)
Fair Value as of period ending 1/1/2017	4,125,200	$0.6516	$2,688

During the three months ending January 1, 2017 Optex Systems Holdings recorded a gain on changes in fair value of warrant liability of $430 thousand. During the three months ending December 27, 2015 there were no warrant liabilities or corresponding changes in valuation.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs. During the three months ending January 1, 2017, none of the warrants have been exercised.

Note 8-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of January 1, 2017, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 1/01/17	Date	Period

12/09/11	46,070	$10.00	35,040	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,040

 The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,518)			—
Exercised – 2016	—			—
Outstanding as of October 2, 2016	60,340	$—	1.40	$—
Granted – 2017	—
Forfeited – 2017	(300)			—
Exercised – 2017	—			—
Outstanding as of January 1, 2017	60,040	$—	1.24	$—

Exercisable as of October 2, 2016	52,840	$—	1.07	$—

Exercisable as of January 1, 2017	56,290	$—	1.06	$—

There were no options granted in the three months ended January 1, 2017 or twelve months ending October 2, 2016.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — year ended October 2, 2016	—	—
Vested — year ended October 2, 2016	(12,574)	7.33
Forfeited — year ended October 2, 2016	(2,518)	—
Non-vested as of October 2, 2016	7,500	$8.00
Non-vested granted — three months ended January 1, 2017	—	—
Vested — three months ended January 1, 2017	(3,750)	8.00
Forfeited — three months ended January 1, 2017		—
Non-vested as of January 1, 2017	3,750	$8.00

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

As of January 1, 2017 and October 2, 2016, 68,000 and zero of the restricted stock units had vested, respectively. As of January 1, 2017 there are 132,000 outstanding unvested restricted stock units remaining to vest.

Consulting and Vendor Equity Issues

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 2, 2016 or the three months ending January 1, 2017.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ending
	January 1, 2017	December 27, 2015	January 1, 2017	October 2, 2016

Stock Options	$10	$24	$38	$48
Restricted Stock Units	31	-	248	279
Consultant Shares (IRTH)	23	-	24	47
Total Stock Compensation	$64	$24	$310	$374

Note 9 Stockholders’ Equity

Common stock

As of September 27, 2015, Optex Systems had 314,867 common shares outstanding.

On August 26, 2016, 2,291,900 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants were issued pursuant to a public offering. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a "warrant"), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The net proceeds from the offering were $4,245 thousand (Gross proceeds of $4,750 thousand less underwriter expenses of $505 thousand). Deferred public offering costs incurred by Optex in connection with the offering was included $252 thousand in paid expenses and 166,500 stock warrants issued to the underwriter.

During the twelve months ending October 2, 2016, Optex Systems Holdings issued 5,619,587 common shares due to conversions of Series A, Series B and Series C preferred stock, 2,291,900 shares were issued in connection with the public offering, 247 common shares were issued to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split and 40,000 common shares were issued to a vendor There were no other issuances of common or preferred stock during the twelve months ended October 2, 2016. As of October 2, 2016, the outstanding common shares are 8,266,601.

On October 31, 2016, Longview Fund L.P. authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $155 thousand of accounts receivable due for expenses paid by Optex Systems Inc. on behalf of the Sileas Corporation. The shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016.

During the three months ending January 1, 2017, Optex Systems Holdings issued 75,000 common shares due to conversions of Series C preferred stock and cancelled 197,299 common shares which were returned by Sileas. There were no other issuances of common or preferred stock during the three months ended January 1, 2017. As of January 1, 2017, the outstanding common shares are 8,144,302.

Series A preferred stock

Optex Systems Holdings has filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series A preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series A preferred stock: (i) number of authorized shares: 1,027; (ii) per share stated value: $6,860; (iii) liquidation preference per share: stated value; (iv) conversion price: $1.20 per share, as adjusted from time to time; and (v) voting rights: votes along with the common stock on an as converted basis with one vote per share (vi) par value $0.001 per share. Holders of preferred shares receive preferential rights in the event of liquidation. Additionally the preferred stock shareholders are entitled to vote together with the common stock on an “as-converted” basis. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price of $1.20 per share pursuant to the August 22, 2016 public offering of common shares at $1.20 per share.

The Series A preferred stock entitles the holders to receive cumulative dividends at the rate of 6% per annum, payable in cash at the discretion of the Board of Directors. As of April 1, 2012, the preferred shareholders agreed to waive the past dividends in arrears through June 29, 2014 of $884 thousand in exchange for an increase in the stated value to $6,860. On February 21, 2012, in connection with the purchase of the 5,000 shares of common stock of Optex Systems Holdings by Alpha Capital, the preferred shareholders executed an irrevocable waiver for any and all previously accrued and outstanding dividends and the right to receive any future dividends on the Series A Preferred Stock. The per share conversion price of the Optex Systems Holdings’ Series A Preferred Stock was automatically reset to $10.00 per share in accordance with the reset provision as set forth in paragraph 4(d)(ii) of the Series Designation for the Optex Systems Holdings’ Series A Preferred Stock. The total amount of dividends waived as a result of the February 21, 2012 waiver is $213 thousand. As of October 2, 2016 and September 27, 2015 as a result of the executed waiver dated February 21, 2012, there were no dividends in arrears on preferred shares and no future dividends will accrue on the preferred shares.

Optex Systems Holdings had 1,001 of preferred shares outstanding as of September 27, 2015. During the twelve months ending October 2, 2016 there were conversions of 935 preferred Series A shares, or $6,415 thousand, into 5,318,896 common shares, and cash redemptions for $455 thousand of 66 Series A preferred shares. There were no issuances of preferred Series A stock during the three months ended January 1, 2017. As of January 1, 2017 and October 2, 2016 there were zero preferred Series A shares outstanding.

Series B Preferred Stock

On March 26, 2015, Optex Systems Holdings filed a Certificate of Designation with the Secretary of State of the State of Delaware authorizing a series of preferred stock, under its articles of incorporation, known as “Series B preferred stock”. The Certificate of Designation currently sets forth the following terms for the Series B preferred stock: (i) number of authorized shares: 1,010; (ii) per share stated value: $1,629 (iii) liquidation preference per share, other than Series A preferred stock: stated value; (iv) conversion price: $1.20 per share, as adjusted from time to time; (v) voting rights: votes along with the common stock on an as converted basis with one vote per share; and (vi) par value of $0.001 per share. Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price of $1.20 per share pursuant to the August 22, 2016 public offering of common shares at $1.20 per share.

As of September 27, 2015, there were 994 shares of Series B preferred shares outstanding.  During the twelve months ending October 2, 2016 there were conversions of 198 preferred Series B shares, or $324 thousand, into 134,024 common shares, and cash redemptions of 796 Series B preferred shares for $1,296 thousand. As of October 2, 2016 and January 1, 2017 there were zero preferred Series B shares outstanding.

There were no issuances of preferred Series B stock during the three months ended January 1, 2017. As of January 1, 2017 there were zero preferred Series A shares outstanding.

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

During the twelve months ended October 2, 2016 there were 400 preferred Series C shares issued, at a total stated value of $2 million, pursuant to the public offering on August 26, 2016, and conversions of 40 preferred Series C shares, or $200 thousand, into 166,667 common shares. As of October 2, 2016 there were 360 preferred Series C shares outstanding.

During the three months ending January 1, 2017 there were 18 shares of Series C preferred stock converted to 75,000 shares common stock. As of January 1, 2017 there were 342 shares of Series C preferred stock outstanding.

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

The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such require classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet. See Note 7 “Warrant Liabilities”.

During the three months ending January 1, 2017 and the twelve months ending October 2, 2016, zero warrants had been exercised. As of January 1, 2017 and October 2, 2016 the outstanding warrants were 4,125,200.

Note 10 Subsequent Events

On January 5, 2017, Optex Systems Holdings issued 45,799 common shares related to the vesting of the 68,000 restricted stock units on January 1, 2017. The shares issued were net of 22,201 common shares withheld for employee federal income tax requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 2, 2016 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended January 1, 2017, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

In addition, some of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery.  To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Recent Orders

•	In October 2016, we received a $0.8 million order from L-3 Communications for night vision goggle laser interference filter assemblies.

•	In October 2016, we were awarded a $1.3 million portion of a commercial multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices to supply its optical assemblies.

•	In November 2016, we were awarded a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million

•	In December 2016, we were awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes. The periscopes will be delivered over the next three years for installation into Light Armored Vehicles in the Middle East.

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

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended January 1, 2017 and December 27, 2015 reconciled to the Audited Consolidated Results of Operations as presented in Item 8,“Financial Statements and Supplementary Data”.

	Results of Operations Selective Financial Info
	(Thousands)
	Three months ending
	January 1, 2017				December 27, 2015
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,039	$1,473	$-	$3,512	$2,167	$1,046	$-	$3,213
Intersegment Revenues	-	462	(462)	-	-	221	(221)	-
Total Segment Revenue	2,039	1,935	(462)	3,512	2,167	1,267	(221)	3,213

Total Cost of Sales	1,527	1,675	(462)	2,740	1,782	1,185	(221)	2,746

Gross Margin	512	260	-	772	385	82	-	467
Gross Margin %	25.1%	13.4%	0.0%	22.0%	17.8%	7.8%	0.0%	14.5%

General and Administrative Expense	719	125	-	844	558	136	-	694
Segment Allocated G&A Expense	(166)	166	-	-	(188)	188	-	-
Net General & Administrative Expense	553	291	-	844	370	324	-	694

Operating Profit (Loss)	(41)	(31)	-	(72)	15	(242)	-	(227)
Operating Profit (Loss) %	(2.0)%	(1.6)%	0.0%	(2.1)%	0.7%	(19.1)%	0.0%	(7.1)%

Gain on Change in Fair Value of Warrants	-	-	430	430	-	-	-	-
Interest Expense	-	-	(4)	(4)	-	-	(18)	(18)

Net Income (Loss) before taxes	$(41)	$(31)	$426	$354	$15	$(242)	$(18)	$(245)
Net Income (Loss) %	(2.0)%	(2.1)%	0.0%	10.1%	0.7%	(23.1)%	0.0%	(7.6)%

Our total revenues increased by $0.3 million or 9.4% during the three months ending January 1, 2017 as compared to the three months ending December 27, 2015. Increased revenues during the quarter were primarily driven by increased revenues of $0.4 million at the Applied Optics Center, offset by lower revenue of ($0.1) at the Optex Richardson plant. Intersegment revenues increased by $0.3 million during the period, from $0.2 million to $0.5 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Both the gross margin and the gross margin percentages increased by segment and on a consolidated basis during the three months ending January 1, 2017 as compared to the prior year period. Total gross margin increased by $0.3 million, and 7.5% points to 22.0% from 14.5%. The gross margin percentage for the Applied Optics Center increased from 7.8% to 13.4% and by $0.3 million from the prior year period. The increased Applied Optics Center margins are primarily driven by increased revenue and the corresponding contribution margin towards fixed costs, a more favorable pricing structure in addition to improvements in labor and product yield efficiencies for our optical assembly and laser interface filters. The Optex Richardson gross margin percentage increased from 17.8% to 25.1% and by $0.1 million in the current period as compared to the prior year period. The Optex Richardson margin increases are primarily attributable to lower manufacturing overhead rates on increased periscope production levels in the current year as compared to the prior year in addition to changes in product mix as the DDAN sighting systems are scheduled to ship in the second half of fiscal 2017 and carry lower product margins as compared to our periscope product line. We expect the gross margins for both segments to continue to improve throughout the fiscal year as revenues grow and labor efficiencies continue to improve on the Applied Optics Center optical assembly line.

During the three months ending January 1, 2017 and December 27, 2015, the Applied Optics Center absorbed $0.2 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating loss decreased by $0.1 million, in the three months ending January 1, 2017, to ($0.1) million, as compared to the prior year period operating loss of ($0.2) million as a result of increased gross margin in our Applied Optics Center, which was partially offset by increased general and administrative spending of $0.2 million at the Optex Richardson plant driven by executive bonuses, investor relations, board fees and stock compensation cost increases over the prior year quarter. We expect continued improvements in the operating profits across both segments during the year as compared to 2016 levels as we increase revenues and gross margins across our product groups.

During the three months ending January 1, 2017 we recognized a $0.4 million gain on change in valuation of warrant liabilities. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants based on market changes beyond the control of the segment operating activities.

Backlog

Backlog as of January 1, 2017, was $15.2 million as compared to a backlog of $12.0 million as of October 2, 2016, representing an increase of $3.2 million or 26.7%.  During the three months ending January 1, 2017, Optex Systems booked $6.7 million in new orders, representing a 71.8% increase over the booked orders of $3.9 million in the prior year quarter. The following table depicts the current expected delivery by period of all contracts awarded as of January 1, 2017 in millions of dollars:

	(Millions)
Product Line	Q2 2017	Q3 2017	Q4 2017	2017 Delivery	2018 Delivery	Total Backlog 1/1/2017	Total Backlog 10/2/2016	Variance	% Chg
Periscopes	0.9	1.8	0.9	$3.6	1.9	$5.5	$3.4	$2.1	61.8%
Sighting Systems	-	0.1	1.5	1.6	1.7	3.3	3.2	0.1	3.1%
Other	0.9	1.2	0.2	2.3	-	2.3	2.3	-	0.0%
Optex Systems - Richardson	1.8	3.1	2.6	7.5	3.6	11.1	8.9	2.2	24.7%
Applied Optics Center - Dallas	2.1	1.2	-	3.3	0.8	4.1	3.1	1.0	32.3%
Total Backlog	$3.9	$4.3	$2.6	$10.8	$4.4	$15.2	$12.0	$3.2	26.7%

Optex Systems - Richardson:

Backlog for our periscope product line has increased by 61.8% or $2.1 million to $5.5 million, from our ending 2016 fiscal year level of $3.4 million. Our total periscope contract awards for the three months ending January 1, 2017 totaled $3.7 million, which is a 164.2% increase as compared to $1.4 million booked in the prior year period ending December 27, 2015. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil.

Applied Optics Center – Dallas

During the three months ending January 1, 2017, the Applied Optics Center backlog increased by 32.3%, or $1.0 million, to $4.1 million. The Applied Optics Center booked new orders for the period of $2.5 million, an increase of 13.6% over the prior year first quarter orders of $2.2 million. Significant new orders booked during the first fiscal quarter consisted of a $0.8 million order from L-3 Communications for night vision goggle laser interference filter assemblies and purchases orders for $1.3 million against a commercial multi-year strategic supplier agreement for optical assemblies.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the three months ending January 1, 2017, the Applied Optex Center received intracompany orders for laser coated filters in support of the Optex periscope product line of $0.5 million, as compared to $0.2 million in the prior year quarter. The increase in intercompany orders directly supports the increases in new periscope orders booked during the quarter.

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

Three Months Ended January 1, 2017 Compared to the Three Months Ended December 27, 2015

Revenues. In the three months ended January 1, 2017, revenues increased by $0.3 million or 9.4% from the respective prior period in fiscal year 2016 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	January 1, 2017	December 27, 2015	Variance	% Chg
Periscopes	$1.6	$1.6	$-	-
Sighting Systems	0.1	0.3	(0.2)	(66.7)
Other	0.3	0.3	-	-
Optical Systems - Richardson	2.0	2.2	(0.2)	(9.1)
Applied Optics Center - Dallas	1.5	1.0	0.5	50.0
Total Revenue	$3.5	$3.2	$0.3	9.4

Revenues increased on our periscope line remained flat during the three months ended January 1, 2017 as compared to the three months ended December 27, 2015. Our first quarter revenues were lower than expected, primarily as a result of delays in new contract awards into the first quarter of fiscal year 2017. We expect our periscope revenues to increase over prior year levels in the next quarter as deliveries begin on the periscope orders booked in November 2016.

Sighting systems revenues for the three months ending January 1, 2017 decreased by ($0.2) million or (66.7%) from revenues in the prior year period. Deliveries on our current backlog for DDAN sighting systems have been rescheduled for the second half of fiscal 2017 and into 2018 pending qualification testing on changes to the product configuration, receipt of long lead materials and export licensing.

Applied Optics Center revenue increased $0.5 million or 50% during the three months ended January 1, 2017 as compared to the three months ended December 27, 2015 primarily due to increased deliveries on commercial Nightforce optical assemblies. We are currently anticipating several new orders from multiple customers for additional filters to be delivered in the second half of fiscal year 2017. We expect the optical assembly revenues to increase steadily throughout the year, as we continue to ship against existing backlog and are anticipating new orders in the near term for delivery in the second half of 2017.

Revenue on Optex other product lines remained consistent with prior year levels. We expect revenues in the other product group to increase beginning in the second fiscal quarter of 2017 as we complete first article testing and begin production on collimator assembly units for orders received two U.S. military customers in 2016.

Gross Margin. The gross margin during the period ending January 1, 2017 was 22.0% of revenue as compared to a gross margin of 14.5% of revenue for the period ending December 27, 2015. Cost of sales remained flat at $2.7 million for the current period as compared to the prior year period on increased revenues of $0.3 million. The gross margin increased by $0.3 million in the current year period to $0.7 million as compared to the prior year period of $0.4 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements and changes in product mix between the respective periods.

G&A Expenses. During the three months ended January 1, 2017, we recorded operating expenses of $0.8 million as opposed to $0.7 million, during the three months ended December 27, 2015, a net increase of $0.1 million. Increased general and administrative costs during the current year period were primarily driven by increases in executive bonus pay, stock compensation expenses and higher investor relations costs in the current year quarter as compared to the prior year quarter. We expect our total fiscal year 2017 general and administrative spending to approximate the spending in fiscal year 2016.

Operating Loss. During the three months ended January 1, 2017, we recorded an operating loss of ($0.1) million, as compared to an operating loss of ($0.2) million during the three months ended December 27, 2015. The $0.1 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin on higher revenue, partially offset by increased general and administrative costs in the current year quarter as compared to the prior year quarter.

Net Income (Loss) applicable to common shareholders. During the three months ended January 1, 2017, we recorded a net income applicable to common shareholders of $0.4 million as compared to net loss applicable to common shareholders of ($0.2) million during the three months ended December 27, 2015. The increase in net income is primarily attributable to recognition of a gain on changes in the fair value of warrant liabilities of $0.4 million combined with increased revenue and operating profit for the current year period as compared to the prior year period.

Liquidity and Capital Resources

As of January 1, 2017, Optex Systems Holdings had working capital of $8.4 million, as compared to $8.6 million as of October 2, 2016. During the three months ended January 1, 2017, the Company experienced a net income of $0.4 million and an increase of 9.4%, or $0.3 million in revenues to $3.5 million in the current year period as compared to $3.2 million in the prior year period ending December 27, 2015. Backlog as of January 1, 2017 has increased by $3.2 million or 26.7% to $15.2 million as compared to backlog of $12.0 million as of October 2, 2016.

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

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At January 1, 2017, the Company had approximately $2.1 million in cash and an outstanding payable balance of $0.3 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of January 1, 2017 our outstanding accounts receivable was $1.9 million. The Company expects to continue to incur net losses into the next quarter of fiscal year 2017, but is anticipated net income for the second half of 2017 on significantly higher revenue projections.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Our current backlog supports increased revenues in the second through fourth quarters of fiscal year 2017 over the first quarter levels. Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from October 2, 2016 through January 1, 2017

Cash and Cash Equivalents: As of January 1, 2017, we had cash and cash equivalents of $2.1 million which representing a decrease of ($0.5) million during the three months ended January 1, 2017.

Net Cash Used in Operating Activities. Net cash used in operating activities during the three months from October 2, 2016 to January 1, 2017 totaled ($0.4) million. The primary uses of cash during the period relate to an inventory increase of ($0.4) million in support of future deliveries.

Net Cash Used in Investing Activities. In the three months ended January 1, 2017, cash used in investing activities was ($0.1) million and primarily relates to the purchase of spectrophotometer equipment for use at the Applied Optics Center.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was zero during the three months ended January 1, 2017.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended October 2, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended January 1, 2017, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of January 1, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to restatement corrections for our initial accounting treatment of warrants issued in a public offering that resulted in an amendment to the Annual Report Form 10-K for fiscal year ending October 2, 2016, as filed on December 23, 2016, we have expanded our policies and procedures to address the initial review of, and subsequent accounting treatment for our existing outstanding warrants and any future issues of complex financial instruments in accordance with the appropriate GAAP accounting guidance for complex equity and debt transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 2, 2016.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 21, 2017	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 21, 2017	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

