Form 10-K/A
period 2016-10-02
Optex Systems Holdings Inc
filed 2017-05-05
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This Amendment No. 2 to Form 10-K is being filed to update the auditor’s report for our audited financial statements for the year ended October 2, 2016, as previously reported in our Form 10-K for the year ended October 2, 2016 as filed with the SEC on December 23, 2016, as previously amended by that certain Amendment No. 1 to Form 10-K, filed with the United States Securities and Exchange Commission on February 21, 2017.

This Form 10-K/A amends only the auditor’s report set forth in Item 8 in the previously filed Amendment No. 1 to Form 10-K and no other information in the original Form 10-K or the Amendment No. 1 to Form 10-K is amended hereby, including but not limited to the fact that no changes are made to the audited financial statements set forth in Item 8 of the Amendment No. 1 to Form 10-K, other than corrections to the actual auditor’s report.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of October 2, 2016 and September 27, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 16 and 17 to the financial statements, the Company restated certain amounts previously reported as of and for the year ended October 2, 2016.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

December 22, 2016 (February 21, 2017 as to Notes 16 and 17 and the effects of the restatement)

Dallas Texas

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

Item 15 Exhibits

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

Date: May 5, 2017

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: May 5, 2017

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Benz
Peter Benz	Chairman and Director	May 5, 2017

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	May 5, 2017

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	May 5, 2017

/s/ David Kittay
David Kittay	Director	May 5, 2017

/s/ Owen Naccarato
Owen Naccarato	Director	May 5, 2017

/s/ Charles Trego
Charles Trego	Director	May 5, 2017

