Form 10-Q
period 2017-04-02
Optex Systems Holdings Inc
filed 2017-05-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2017: 7,490,101 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended April 2, 2017

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 2, 2017

CONSOLIDATED BALANCE SHEETS AS OF APRIL 2, 2017 (UNAUDITED) AND OCTOBER 2, 2016	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2017 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 27, 2016 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 2, 2017 (UNAUDITED) AND FOR THE SIX MONTHS ENDED MARCH 27, 2016 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

2

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	April 2, 2017 (Unaudited)	October 2, 2016

ASSETS

Cash and Cash Equivalents	$1,627	$2,568
Accounts Receivable, Net	1,780	2,095
Net Inventory	7,174	6,214
Prepaid Expenses	62	120

Current Assets	10,643	10,997

Property and Equipment, Net	1,613	1,651

Other Assets
Prepaid Royalties - Long Term	75	90
Security Deposits	23	23

Other Assets	98	113

Total Assets	$12,354	$12,761

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$531	$706
Accrued Expenses	754	810
Accrued Warranties	28	28
Customer Advance Deposits	577	559
Credit Facility	300	300

Current Liabilities	2,190	2,403

Warrant Liability	2,760	3,118

Total Liabilities	4,950	5,521

Stockholders' Equity
Preferred Stock Series C ($0.001 par 400 authorized, 342 and 360 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,190,101 and 8,266,601 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	26,838	26,879
Accumulated Deficit	(19,442)	(19,647)

Stockholders' Equity	7,404	7,240

Total Liabilities and Stockholders' Equity	$12,354	$12,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Revenue	$4,040	$3,216	$7,552	$6,429

Cost of Sales	3,271	2,701	6,011	5,448

Gross Margin	769	515	1,541	981

General and Administrative Expense	840	828	1,684	1,522

Operating Loss	(71)	(313)	(143)	(541)

Gain (loss) on Change in Fair Value of Warrants	(72)	-	358	-

Interest (Expense) Income	(6)	3	(10)	(15)

Other Income (Expense)	(78)	3	348	(15)

Income (Loss) Before Taxes	(149)	(310)	205	(556)

Deferred Income Taxes (Benefit)	-	-	-	-

Net Income (Loss) After Taxes	$(149)	$(310)	$205	$(556)

Basic income (loss) per share	$(0.02)	$(0.90)	$0.03	$(1.66)

Weighted Average Common Shares Outstanding - Basic	8,188,591	344,881	8,181,950	335,625

Diluted income (loss) per share	$(0.02)	$(0.90)	$0.02	$(1.66)

Weighted average common shares outstanding - Diluted	8,188,591	344,881	9,606,950	335,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)

	Six months ended
	April 2, 2017	March 27, 2016

Cash flows from operating activities:
Net (loss) income	$205	$(556)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	168	172
(Gain) on change in fair value of warrants	(358)	-
Noncash interest expense	1	(12)
Stock compensation expense	114	48
Decrease in accounts receivable	161	1,209
(Increase) in inventory (net of progress billed)	(960)	(1,484)
Decrease in prepaid expenses	58	49
Increase (decrease) in accounts payable and accrued expenses	(233)	843
Decrease in prepaid royalties - long term	15	15
Increase (decrease) in customer advance deposits	18	(332)
Total adjustments	(1,016)	508
Net cash used in operating activities	(811)	(48)

Cash flows (to) from investing activities
Purchases of property and equipment	(130)	(19)
Net cash used in investing activities	(130)	(19)

Cash flows from (to) financing activities
Proceeds (to) credit facility (net)	-	(20)

Net cash used in financing activities	-	(20)

Net decrease in cash and cash equivalents	(941)	(87)
Cash and cash equivalents at beginning of period	2,568	683
Cash and cash equivalents at end of period	$1,627	$596

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$155	$-
Exchange of preferred stock for common stock	90	3,165
Cash paid for taxes withheld on officer restricted stock unit net share issue	15
Cash paid for interest	9	28

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers.

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of April 2, 2017, Optex Systems Holdings operated with 97 full-time equivalent employees.

Sileas is the majority owner (parent) of Optex Systems Holdings, owning approximately 49.3% of the issued and outstanding equity interests in Optex Systems Holdings as of May 1, 2017. See Note 10 “Subsequent Events”. The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings, Inc. has two reportable segments which include Optex Systems (OPX)-Richardson, and Applied Optics Center (AOC) – Dallas. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Optex Systems Holdings evaluates performance based on profit and loss from operations before income taxes excluding nonrecurring gains and losses.

Optex Systems (OPX) – Richardson, Texas

Optex Systems manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. We have capabilities which include machining, bonding, painting engraving and assembly and can perform both optical and environmental testing in-house.  Optex Systems products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Optex Systems in Richardson is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, NorcaTec and others. Optex Systems is also a military supplier to foreign governments such as Israel, Australia and NAMSA and South American countries and is a subcontractor for several large U.S. defense companies serving foreign governments.

During the six months ended April 2, 2017, 99% of Optex Systems – Richardson revenue was in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 90%, foreign military customers, 9%, and domestic commercial customers, 1%. The Optex Systems segment revenue for the six months ending April 2, 2017 was derived from external customers consisting of the U.S. government, 55%, General Dynamics, 23%, BAE Systems, 7%, Oasis Advanced Engineering 6% and other external customers, 9%.

Optex Systems is located in Richardson, Texas, with leased premises consisting of approximately 49,100 square feet.  As of April 2, 2017, the Richardson facility operated with 59 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line. Applied Optics Center is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Harris Corporation and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to a commercial optical assembly manufacturer and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment.

The Applied Optics Center serves primarily domestic U.S. customers. During the six months ended April 2, 2017, sales to commercial customers represent 52% and military sales to prime and subcontracted customers represent 26% of the total segment revenue. Intersegment sales to Optex Systems – Richardson, comprised 22% of the total segments revenue and was primarily in support of military contracts. The Applied Optics Center external customer revenue for the six months ending April 2, 2017 was derived from L3 Communications, 27%, a commercial optical assembly manufacturer, 62% and 11% for all other external customers.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of April 2, 2017, AOC operated with 38 full time equivalent employees in a single shift operation.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in Amendment No. 1 to Form 10-K of Optex Systems Holdings for the year ended October 2, 2016 and filed with the SEC on February 21, 2017 as amended by Amendment No. 2 to Form 10-K filed with the SEC on May 5, 2017 and other reports filed with the SEC.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of April 2, 2017 there was $28 thousand and as of October 2, 2016 there was $0 in unliquidated progress payments. As of April 2, 2017 and October 2, 2016, inventory included:

	(Thousands)
	April 2, 2017	October 2, 2016
Raw Material	$5,120	$4,655
Work in Process	3,221	2.830
Finished Goods	512	380
Gross Inventory	$8,853	$7,865
Less: Inventory Reserves	(1,651)	(1,651)
Less: Unliquidated Progress Payments	(28)	-
Net Inventory	$7,174	$6,214

Net inventory increased by $960 thousand during the six months ending April 2, 2017 in support of contracts deliverable over the next six months.

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

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition, which relate to undelivered product or other cash in advance payment terms. As of April 2, 2017, Optex Systems, Inc. had a balance of $0.6 million in short term customer advance deposits for materials purchased in support of deliveries to occur within the next twelve months.

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

Segment Reporting: FASB ASC 280 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Segments are determined based on differences in products, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The FASB ASC 280 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenue, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements.

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

For the three and six months ended April 2, 2017, 132,000 unvested restricted stock units, 56,280 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three and six months ended March 27, 2016, 546 shares of Series A preferred stock, 969 shares of Series B preferred stock, 62,836 stock options and zero warrants were excluded from the earnings per share calculation as anti-dilutive.

Note 3 - Segment Reporting

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

	Reportable Segment Financial Information (thousands)

	Three months ended April 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,404	$1,636	$-	$4,040
Intersegment revenues	-	431	(431)	-
Total Revenue	$2,404	$2,067	$(431)	$4,040

Interest expense	-	-	6	6

Depreciation and amortization	15	70	-	85

(Loss) before taxes	(2)	(69)	(78)	(149)

Other significant noncash items:
Allocated home office expense	(169)	169	-	-
Loss on change in fair value of warrants	-	-	72	72
Stock compensation expense	65	-	-	65
Royalty expense amortization	8	-	-	8
Provision for (use of) contract loss reserves	-	-	-	-

Segment Assets	8,308	4,046	-	12,354
Expenditures for segment assets	-	-	-	-

	Reportable Segment Financial Information (thousands)

	Three months ended March 27, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,966	$1,250	$-	$3,216
Intersegment revenues	-	437	(437)	-
Total Revenue	$1,966	$1,687	$(437)	$3,216

Interest (income)	-	-	(3)	(3)

Depreciation and amortization	18	68	-	86

Income (Loss) before taxes	(166)	(147)	3	(310)

Other significant noncash items:
Allocated home office expense	(188)	188	-	-
Stock option compensation expense	24	-	-	24
Royalty expense amortization	8	-	-	8
Use of contract loss reserves	-	(15)	-	(15)

Segment Assets	6,844	4,674	-	11,518
Expenditures for segment assets	-	(19)	-	(19)

	Reportable Segment Financial Information (thousands)

	Six months ending April 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,442	$3,110	$-	$7,552
Intersegment revenues	-	893	(893)	-
Total Revenue	$4,442	$4,003	$(893)	$7,552

Interest expense	$-	$-	$10	$10

Depreciation and amortization	$30	$138	$-	$168

Income (Loss) before taxes	$(43)	$(100)	$348	$205

Other significant noncash items:
Allocated home office expense	$(335)	$335	$-	$-
Gain on change in fair value of warrants	$-	$-	$(358)	$(358)
Stock compensation expense	$129	$-	$-	$129
Royalty expense amortization	$15	$-	$-	$15
Provision for (use of) contract loss reserves	$-	$-	$-	$-

Segment Assets	$8,308	$4,046	$-	$12,354
Expenditures for segment assets	$(4)	$(126)	$-	$(130)

	Reportable Segment Financial Information (thousands)

	Six months ending March 27, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,134	$2,295	$-	$6,429
Intersegment revenues	-	658	(658)	-
Total Revenue	$4,134	$2,953	$(658)	$6,429

Interest expense	$-	$-	$15	$15

Depreciation and amortization	$37	$135	$-	$172

(Loss) before taxes	$(152)	$(389)	$(15)	$(556)

Other significant noncash items:
Allocated home office expense	$(376)	$376	$-	$-
Stock option compensation expense	$48	$-	$-	$48
Royalty expense amortization	$15	$-	$-	$15
Use of contract loss reserves	$-	$(30)	$-	$(30)

Segment Assets	$6,844	$4,674	$-	$11,518
Expenditures for segment assets	$-	$(19)	$-	$(19)

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

As of April 2, 2017 the unamortized deferred rent was $127 thousand as compared to $108 thousand as of October 2, 2016. Deferred rent expense is amortized monthly over the life of the lease.

As of April 2, 2017, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2017	$134	$54	$117	$30	$335
2018	274	108	240	60	682
2019	283	110	248	61	702
2020	293	112	255	62	722
2021	149	57	262	63	531
2022	-	-	22	5	27
Total minimum lease payments	$1,133	$441	$1,144	$281	$2,999

Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended April 2, 2017 was $161 thousand and $327 thousand. Total expense under facility lease agreements as of the three and months ended March 27, 2016 was $151 thousand $304 thousand.

Note 5 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We completed our first international shipment utilizing this technology in 2014 and are currently in production to support a U.S. Government Foreign Military Sale contract awarded in January 2016. We estimate the commercial life of the patent at seven years. As of April 2, 2017, the balance of the patent license is $75 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and six months ending April 2, 2017 and March 27, 2016 was $8 thousand and $15 thousand, respectively.

Note 6 - Debt Financing

Related Parties

Sileas Secured Promissory Note Due on May 29, 2021 to Longview Fund, LP

On June 5, 2015, Sileas Corp., the majority owner of Optex Systems, Inc. (Delaware), executed and delivered to Longview, an amended Secured Promissory Note in the amount of $18.0 million and maturing on May 29, 2021. The note is secured by and convertible into the Optex Systems Holdings Inc. common stock.

On August 4, 2016, Longview Fund, L.P. converted $250 thousand of the note principal for 100,000 shares of Optex Systems Holdings common stock pursuant to the note conversion terms.

On October 31, 2016, Longview Fund, L.P. converted $2.7 million of the Sileas note principal in exchange for 800,000 shares of Optex Systems Holdings common stock. The Sileas note balance to the Longview Fund, LP as of April 2, 2017 is $15.1 million.

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

See also Note 10 “Subsequent Events”.

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

As of April 2, 2017 and October 2, 2016, the outstanding principal balance on the line of credit was $300 thousand.  For the three and six months ended April 2, 2017 and March 27, 2016, the total interest expense against the outstanding line of credit balance was $6 and $10 thousand and ($3) and $15 thousand, respectively.

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

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ending October 2, 2016	Period ending April 2, 2017
Exercise Price(1)	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	August 26, 2021	August 26, 2021	August 26, 2021
Stock Price (2)	$0.95	$0.77	$0.71
Interest Rate (annual) (3)	1.23%	1.14%	1.93%
Volatility (annual) (4)	246.44%	242.17%	213.95%
Time to Maturity (Years)	5.0	4.9	4.4
Number of Steps (Years)	5	5	5
Calculated fair value per share	$0.93	$0.76	$0.67

(1)  Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2)  Based on the trading value of common stock of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

(3)  Interest rate for U.S. Treasury Bonds, as of August 26, 2016 and each presented period ending date, as published by the U.S. Federal Reserve.

(4)  Based on the historical daily volatility of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.9349	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.7558	$3,118
(Gain) on Change in Fair Value of Warrant Liability			(358)
Fair Value as of period ending 4/2/2017	4,125,200	$0.6691	$2,760

During the three and six months ending April 2, 2017 Optex Systems Holdings recorded a gain (loss) on changes in fair value of warrant liability of ($72) and $358 thousand, respectively. During the three and six months ending March 27, 2016 there were no warrant liabilities or corresponding changes in valuation.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs. During the three months ending April 2, 2017, none of the warrants have been exercised.

Note 8-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of April 2, 2017, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 4/02/17	Date	Period

12/09/11	46,070	$10.00	35,030	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,030

 The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,518)			—
Exercised – 2016	—			—
Outstanding as of October 2, 2016	60,340	$—	1.40	$—
Granted – 2017	—
Forfeited – 2017	(310)			—
Exercised – 2017	—			—
Outstanding as of April 2, 2017	60,030	$—	1.07	$—

Exercisable as of October 2, 2016	52,840	$—	1.07	$—

Exercisable as of April 2, 2017	56,280	$—	0.89	$—

There were no options granted in the three months ended April 2, 2017 or twelve months ending October 2, 2016.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — year ended October 2, 2016	-
Vested — year ended October 2, 2016	(12,574)	7.33
Forfeited — year ended October 2, 2016	(2,518)
Non-vested as of October 2, 2016	7,500	$8.0
Non-vested granted — six months ended April 2, 2017	-
Vested — six months ended April 2, 2017	(3,440)	8.0
Forfeited — six months ended April 2, 2017	(310)
Non-vested as of April 2, 2017	3,750	$8.0

Restricted Stock Units issued to Officers and Employees

On June 14, 2016, the Compensation Committee of the Board of Directors of Optex Systems Holdings approved the Company’s 2016 Restricted Stock Unit Plan (the “Plan”). The Plan provides for the issuance of stock units (“RSU”) for up to 1,000,000 shares of the Company’s common stock to Optex Systems Holdings officers and employees. Each RSU constitutes a right to receive one share of the Company’s common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of the Company’s common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. Pursuant to the RSU agreements, the RSUs issued to Mr. Schoening and Ms. Hawkins will vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.85 as of June 15, 2016 is $372 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods.

On January 5, 2017, Optex Systems Holdings issued 45,799 common shares related to the vesting of the 68,000 restricted stock units on January 1, 2017. The shares issued were net of 22,201 common shares withheld for employee federal income tax requirements.

As of April 2, 2017 there are 132,000 outstanding unvested restricted stock units remaining to vest.

Consulting and Vendor Equity Issues

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through March 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 2, 2016 or the six months ending April 2, 2017. The IRTH Communications agreement expired as March 31, 2017 without renewal.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation

	(thousands)

	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ending
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016	April 2, 2017	October 2, 2016

Stock Options	$10	$24	$20	$48	$28	$48
Restricted Stock Units	31	-	62	-	217	279
Consultant Shares (IRTH)	24	-	47	-	-	47
Total Stock Compensation	$65	$24	$129	$48	$245	$374

Note 9 - Stockholders’ Equity

Common stock

As of October 2, 2017, Optex Systems had 314,867 common shares outstanding.

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

During the six months ending April 2, 2017, Optex Systems Holdings issued 75,000 common shares due to conversions of Series C preferred stock, 45,799 common shares issued related to the vesting of restricted stock units and (197,299) common shares which were returned by Sileas Corp. in settlement of expenses paid by Optex. There were no other issuances of common or preferred stock during the three months ended April 2, 2017. As of April 2, 2017, the outstanding common shares were 8,190,101. See Note 10 - Subsequent Events for information on a stock repurchase by the Company subsequent to this date.

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

Optex Systems Holdings had 1,001 of preferred shares outstanding as of September 27, 2015. During the twelve months ending October 2, 2016 there were conversions of 935 preferred Series A shares, or $6,415 thousand, into 5,318,896 common shares, and cash redemptions for $455 thousand of 66 Series A preferred shares. There were no issuances of preferred Series A stock during the three months ended April 2, 2017. As of April 2, 2017 and October 2, 2016 there were zero preferred Series A shares outstanding.

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

As of September 27, 2015, there were 994 shares of Series B preferred shares outstanding.  During the twelve months ending October 2, 2016 there were conversions of 198 preferred Series B shares, or $324 thousand, into 134,024 common shares, and cash redemptions of 796 Series B preferred shares for $1,296 thousand. As of October 2, 2016 and April 2, 2017 there were zero preferred Series B shares outstanding.

There were no issuances of preferred Series B stock during the three months ended April 2, 2017. As of April 2, 2017, there were zero preferred Series B shares outstanding.

Series C Preferred Stock

Our board of directors designated 400 shares of our preferred stock as Series C convertible preferred stock (“Series C preferred stock”). The preferences and rights of the Series C preferred stock are set forth in a Certificate of Designation (the “Series C Certificate of Designation”). The Series C Certificate of Designation provides, among other things, that we shall not pay any dividends on shares of Common Stock (other than dividends in the form of Common Stock) unless and until such time as we pay dividends on each Series C preferred share on an as-converted basis. With certain exceptions, as described in the Series C Certificate of Designation, the Series C preferred stock has no voting rights. Each Series C preferred share is convertible at any time at the holder’s option into a number of shares of common stock equal to $5,000 divided by the Series C Conversion Price. The “Series C Conversion Price” is initially $1.20 and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations.

During the twelve months ended October 2, 2016 there were 400 preferred Series C shares issued, at a total stated value of $2 million, pursuant to the public offering on August 26, 2016, and conversions of 40 preferred Series C shares, or $200 thousand, into 166,667 common shares. As of October 2, 2016 there were 360 preferred Series C shares outstanding.

During the six months ending April 2, 2017 there were 18 shares of Series C preferred stock converted to 75,000 shares common stock. As of April 2, 2017 there were 342 shares of Series C preferred stock outstanding.

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

During the three months ending April 2, 2017 and the twelve months ending October 2, 2016, zero warrants had been exercised. As of April 2, 2017 and October 2, 2016 the outstanding warrants were 4,125,200.

Note 10 Subsequent Events

On May 1, 2017, The Longview Fund, L.P. converted $0.8 million of the Sileas Corp.(a related party) note principal in exchange for 700,000 shares of Optex Systems Holdings common stock. The Sileas Corp. note balance to The Longview Fund, L.P. as of May 1, 2017, after conversion, is $14.2 million.

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were returned to treasury thereby reducing the total shares outstanding of its common stock from 8,190,101 to 7,490,101.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 2, 2016 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended April 2, 2017, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

•	In October 2016, we received a $0.8 million order from L-3 Communications for night vision goggle laser interference filter assemblies deliverable through March 2017.

•	In October 2016, we were awarded a $1.3 million portion of a commercial multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices to supply its optical assemblies. The units will be delivered in fiscal year 2017.

•	In November 2016, we were awarded a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million. Deliveries for the first order against this contract began in January 2017 and will continue through August 2017.

•	In December 2016, we were awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes installed into Light Armored Vehicles in the Middle East. The periscopes will be delivered over three years, with the first delivery beginning in December 2017.

•	In February 2017, we were awarded a $1.3 million award with a domestic manufacturer of premium optical devices for deliveries in fiscal year 2017.

•	In March 2017, we received a purchase order from a domestic defense contractor in the amount of $1.7 million to supply Laser Interference Filter (LIF) Assemblies supporting the U.S. Government spares for fielded night vision goggles. Deliveries will begin in June 2017 and continue through January 2018.

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

We are cautiously optimistic that the new government administrations proposed boost in military spending will have a favorable impact in the direction of funding or product need for the U.S. military.  We anticipate that absent any significant changes from the current defense spending levels, maintenance will still be required, and the opportunities for us to upgrade existing systems with higher performing systems will continue to present themselves.  Spending levels may change, but given the mix between foreign spending, domestic/prime demand, and the more recent commercial opportunities, we do not expect any negative trends arising from political domestic changes over the next twelve months.

In May 2017, Optex Systems was awarded a design patent on our “Red Tail” digital spotting scope. This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications. The device is designed to deliver high definition images with military grade resolution, but at commercial “off the shelf” pricing. Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet. Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either iOS or Android devices.

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

Three months ended April 2, 2017 compared to three months ended March 27, 2016

The table below provides a summary of selective statement of operations data by operating segment for the three months ended April 2, 2017 and March 27, 2016 reconciled to the Unaudited Consolidated Results of Operations as presented in Part I – “Financial Information”.

			Results of Operations Selective Financial Info
	(Thousands)

	Three months ending
	April 2, 2017				March 27, 2016
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,404	$1,636	$-	$4,040	$1,966	$1,250	$-	$3,216
Intersegment Revenues	-	431	(431)	-	-	437	(437)	-
Total Segment Revenue	2,404	2,067	(431)	4,040	1,966	1,687	(437)	3,216

Total Cost of Sales	1,863	1,839	(431)	3,271	1,603	1,535	(437)	2,701

Gross Margin	541	228	-	769	363	152	-	515
Gross Margin %	22.5%	11.0%	0.0%	19.0%	18.5%	12.2%	0.0%	16.0%

General and Administrative Expense	712	128	-	840	717	111	-	828
Segment Allocated G&A Expense	(169)	169	-	-	(188)	188	-	-
Net General & Administrative Expense	543	297	-	840	529	299	-	828

Operating (Loss)	(2)	(69)	-	(71)	(166)	(147)	-	(313)
Operating (Loss) %	(0.1%)	(3.3%)	0.0%	(1.8%)	(8.4%)	(8.7%)	0.0%	(9.7%)

Gain (loss) on Change in Fair Value of Warrants	-	-	(72)	(72)	-	-	-	-
Interest (Income) Expense	-	-	(6)	(6)	-	-	3	3

Net Income (Loss) before taxes	$(2)	$(69)	$(78)	$(149)	$(166)	$(147)	$3	$(310)
Net Income (Loss) %	(0.1%)	(4.2%)	0.0%	(3.7%)	(8.4%)	(11.8%)	0.0%	(9.6%)

Our total revenue increased by $0.8 million or 25.6% during the three months ending April 2, 2017 as compared to the three months ending March 27, 2016 and was driven by increased revenue of $0.4 million in each operating segment over the prior year level. The Applied Optic Center realized a 30.9% increase in revenue and the Optex Systems, Richardson plant realized a 22.3% increase in revenue over the prior year quarter. Intersegment revenue relates primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

The total gross margin increased by $0.3 million, and 3.0% points to 19.0% from 16.0% on a consolidated basis during the three months ending April 2, 2017 as compared to the prior year period. The gross margin percentage for the Applied Optics Center declined from 12.2% to 11.0% but increased by $0.1 million from the prior year period on higher revenue. The Applied Optics Center margin percentage decline from the prior year quarter is driven by changes in product mix and increased rework costs associated with design changes on our optical products. The Optex Richardson gross margin percentage increased from 18.5% to 22.5% and by $0.2 million in the current period as compared to the prior year period. The Optex Richardson margin increase is primarily attributable to lower manufacturing overhead rates and improved labor efficiencies on increased periscope production levels over the prior year period in addition to changes in product mix as the DDAN sighting systems revenue, which carry a lower product margin, have shifted into the second half of fiscal 2017. We expect the gross margin for both segments to continue to increase through the second half of the fiscal year on higher revenue.

During the three months ending April 2, 2017 and March 27, 2016, the Applied Optics Center absorbed $0.2 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our total operating loss decreased by $0.2 million, in the three months ending April 2, 2017, to ($0.1) million, compared to the prior year period operating loss of ($0.3) million as a result of increased revenue and gross margin in each segment. We expect continued improvement in operating profit across both segments during the remaining year compared to the prior year as the revenue increases on higher contract delivery schedules and provides for greater manufacturing efficiencies.

During the three months ending April 2, 2017 we recognized a ($0.1) million loss on the change in valuation of warrant liabilities. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants based on market changes beyond the control of the segment operating activities.

Six months ended April 2, 2017 compared to six months ended March 27, 2016

The table below provides a summary of selective statement of operations data by operating segment for the six months ended April 2, 2017 and March 27, 2016 reconciled to the Unaudited Consolidated Results of Operations as presented in Part I – “Financial Information”.

			Results of Operations Selected Financial Info by Segment
	(Thousands)

	Six months ending
	April 2, 2017				March 27, 2016
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,442	$3,110	$-	$7,552	$4,134	$2,295	$-	$6,429
Intersegment Revenues	-	893	(893)	-	-	658	(658)	-
Total Segment Revenue	4,442	4,003	(893)	7,552	4,134	2,953	(658)	6,429

Total Cost of Sales	3,389	3,515	(893)	6,011	3,388	2,718	(658)	5,448

Gross Margin	1,053	488	-	1,541	746	235	-	981
Gross Margin %	23.7%	12.2%	0.0%	20.4%	18.0%	10.2%	0.0%	15.3%

General and Administrative Expense	1,431	253	-	1,684	1,274	248	-	1,522
Segment Allocated G&A Expense	(335)	335	-	-	(376)	376	-	-
Net General & Administrative Expense	1,096	588	-	1,684	898	624	-	1,522

Operating (Loss)	(43)	(100)	-	(143)	(152)	(389)	-	(541)
Operating (Loss) %	(1.0%)	(2.5%)	0.0%	(1.9%)	(3.7%)	(13.2%)	0.0%	(8.4%)

Gain on Change in Fair Value of Warrants	-	-	358	358	-	-	-	-
Interest Expense	-	-	(10)	(10)	-	-	(15)	(15)

Net Income (Loss) before taxes	$(43)	$(100)	$348	$205	$(152)	$(389)	$(15)	$(556)
Net Income (Loss) %	(1.0%)	(3.2%)	0.0%	2.7%	(3.7%)	(16.9%)	0.0%	(8.6%)

(1) The Applied Optics Center was acquired on November 3, 2014.

Our total revenue increased by $1.1 million or 17.5% during the six months ending April 2, 2017 as compared to the six months ending March 27, 2016. Revenue increased in both segments: $0.8 million, or 35.5% at the Applied Optics Center and $0.3 million, or 7.5% at the Optex Richardson plant. Intersegment revenue increased by $0.2 million, or 35.7% during the period, from $0.7 million to $0.9 million. Intersegment revenue relates primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Total gross margin increased by $0.6 million, and 5.1% points to 20.4% from 15.3%. Both the gross margin and the gross margin percentages increased by segment and on a consolidated basis during the six months ending April 2, 2017 as compared to the prior year period. The Optex Richardson gross margin percentage increased from 18.0% to 23.7% and by $0.3 million in the first half of 2017 as compared to the prior year first half. The Optex Richardson dollar and percentage point gross margin increase is attributable to lower manufacturing overhead rates, improved labor efficiencies on increased periscope production levels and changes in product mix. The gross margin percentage for the Applied Optics Center increased from 10.2% to 12.2% and by $0.3 million from the prior year period. The Applied Optics Center dollar and percentage point gross margin increase is driven by increased revenue, the corresponding contribution margin towards fixed costs, a more favorable pricing structure and improvements in product yield efficiencies for our laser interface filters. We expect the gross margin for both segments to continue to improve through the second half of the fiscal year on higher revenue.

During the six months ending April 2, 2017 and March 27, 2016, the Applied Optics Center absorbed $0.3 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our total operating loss decreased by $0.4 million, in the six months ending April 2, 2017, to ($0.1) million, as compared to the prior year period operating loss of ($0.5) million, a result of increased revenue and gross margin across each segment, which was partially offset by increased general and administrative spending of ($0.2) million. We expect continued improvement in operating profit across both segments during the remaining year compared to the prior year as the revenue increases on higher contract delivery schedules and provides for greater manufacturing efficiencies.

During the six months ending April 2, 2017 we recognized a $0.4 million gain on change in valuation of warrant liabilities. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants based on market changes beyond the control of the segment operating activities.

Backlog, Contract Awards (Orders) and Expected Delivery Periods

Backlog as of April 2, 2017, was $16.9 million as compared to a backlog of $12.0 million as of October 2, 2016, representing an increase of $4.9 million or 40.8%.  During the six months ending April 2, 2017, Optex Systems booked $12.4 million in new orders, representing a 25.3% increase over the booked orders of $9.9 million in the prior year period ending March 27, 2016.

The following table depicts the current expected delivery by period of all contracts awarded as of April 2, 2017 in millions of dollars:

	(Millions)
Product Line	Q3 2017	Q4 2017	2017 Delivery	2018 Delivery	Total Backlog 4/02/2017	Total Backlog 10/2/2016	Variance	% Chg
Periscopes	2.0	1.8	$3.8	2.5	$6.2	$3.4	$2.8	82.9%
Sighting Systems	0.1	1.1	$1.2	1.9	$3.2	3.2	$(0.0)	(1.4%)
Other	1.4	0.5	$1.9	0.3	$2.2	2.3	$(0.1)	(3.3%)
Optex Systems - Richardson	3.5	3.4	6.9	4.7	11.6	8.9	2.7	30.3%
Applied Optics Center - Dallas	2.0	2.4	$4.4	0.9	$5.3	3.1	$2.2	71.0%
Total Backlog	$5.5	$5.8	$11.3	$5.6	$16.9	$12.0	$4.9	40.8%

Optex Systems - Richardson:

Backlog for our periscope product line has increased by 82.9% or $2.8 million to $6.2 million, from our ending 2016 fiscal year level of $3.4 million. Our total periscope contract awards for the six months ending April 2, 2017 totaled $6.1 million, a 41.9 % increase compared to $4.3 million booked in the prior year period ending March 27, 2016. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil. During the first half of fiscal 2017 we received a large award consisting of a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million. In addition, Optex was awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes. These periscopes are installed into Light Armored Vehicles in the Middle East and will be delivered over the next three years beginning in December 2017.

Applied Optics Center – Dallas:

During the six months ending April 2, 2017, the Applied Optics Center backlog increased by 71.0%, or $2.2 million, to $5.3 million from our ending 2016 fiscal year level of $3.1 million. The Applied Optics Center booked new orders for the six month period of $5.3 million, an increase of 47.2% over the prior year first half orders of $3.6 million. Significant new orders booked during the first two fiscal quarters consisted of a $0.8 million order from L-3 Communications, a $1.7 million order from a domestic defense contractor to supply night vision goggle laser interference filter assemblies and commercial purchase orders totaling $2.6 million against a multi-year strategic supplier agreement for optical assemblies.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the six months ending April 2, 2017, the Applied Optex Center received intracompany orders for laser coated filters in support of the Optex periscope product line of $0.9 million, as compared to $0.7 million in intracompany orders during the prior year six months ending March 27, 2016. The 28.5% or $$0.2 million increase in intercompany orders directly supports the increases in new periscope orders booked for Optex Systems, Richardson during the first half of fiscal year 2017.

We are cautiously optimistic that recent proposed boosts in military spending by the government administration will have a favorable impact in the direction of funding or product need for the U.S. military. Optex Systems Holdings continues to pursue new international and commercial opportunities in addition to maintaining its current footprint with U.S. military vehicle manufactures, with existing as well as new product lines. We continue exploring new market opportunities for our M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Three Months Ended April 2, 2017 Compared to the Three Months Ended March 27, 2016

Revenue. In the three months ended April 2, 2017, revenue increased by $0.8 million or 25.0% from the respective prior period in fiscal year 2016 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	April 2, 2017	March 27, 2016	Variance	% Chg.
Periscopes	$1.8	$1.2	$0.6	50.0
Sighting Systems	-	0.7	(0.7)	(100.0)
Other	0.6	0.1	0.5	500.0
Optical Systems – Richardson	2.4	2.0	0.4	20.0
Applied Optics Center – Dallas	1.6	1.2	0.4	33.3
Total Revenue	$4.0	$3.2	$0.8	25.0

Revenue increased on our periscope line by 50.0%, or $0.6 million during the three months ended April 2, 2017 as compared to the three months ended March 27, 2016. Revenue increased during the current period as contract deliveries began on a significant periscope order booked during the first quarter of 2017.

Sighting systems revenue for the three months ending April 2, 2017 decreased by $0.7 million or 100.0% from the prior year period. Deliveries on our current backlog for DDAN sighting systems have been rescheduled for the second half of fiscal 2017 and into 2018 pending qualification testing on changes to the product configuration, receipt of long lead materials and export licensing.

Other Optex Systems revenue increased by $0.5 million for the three months ending April 2, 2017 compared to the three months ended March 27, 2016, as we completed first article testing and began shipping collimator assembly units against orders received from two U.S. military customers in 2016. We expect revenue in the Other product line to continue at a higher pace through the end of the 2017 in accordance with the collimator contract delivery schedules in addition to cable periscope assemblies scheduled in the next quarter.

Applied Optics Center revenue increased $0.4 million or 33.3% during the three months ended April 2, 2017 as compared to the three months ended March 27, 2016 due to increased deliveries of commercial optical assemblies of $0.3 million and coated glass window assemblies of $0.1 million. We expect the optical assembly revenue to increase steadily throughout the end of the fiscal year, as we continue to ship against existing backlog. In addition, deliveries against the $1.7 million laser interference filter assembly order received in March 2017 are scheduled to begin during the next quarter and continue into the first quarter of fiscal year 2018.

Gross Margin. The gross margin during the period ending April 2, 2017 was 19.0% of revenue compared to a gross margin of 16.0% of revenue for the period ending March 27, 2016. Cost of sales increased $0.6 million, to $3.3 million in the current period compared to the prior year period of $2.7 million on increased revenue of $0.8 million. The gross margin increased by $0.3 million in the current year period to $0.8 million as compared to the prior year period of $0.5 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements, lower manufacturing overhead rates and changes in product mix between the respective periods.

G&A Expenses. During the three months ended April 2, 2017, we recorded operating expenses of $0.8 million which was consistent with the prior year spending of $0.8 million incurred during the three months ended March 27, 2016. We anticipate our operating expenses to be slightly below or approximate the current spending levels for the remaining half of fiscal year 2017.

Operating Loss. During the three months ended April 2, 2017, we recorded an operating loss of ($0.1) million, as compared to an operating loss of ($0.3) million during the three months ended March 27, 2016. The $0.2 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin on higher revenue in the current year period as compared to the prior year period.

Net Income (Loss) applicable to common shareholders. During the three months ended April 2, 2017, we recorded a net income applicable to common shareholders of ($0.15) million as compared to net loss applicable to common shareholders of ($0.31) million during the three months ended March 27, 2016. The decrease in net loss of $0.16 million, is primarily attributable to recognition of a loss on changes in the fair value of warrant liabilities of ($0.07) million combined with increased revenue and operating profit for the current year period as compared to the prior year period.

Six Months Ended April 2, 2017 Compared to the Six Months Ended March 27, 2016

Revenue. In the six months ended April 2, 2017, revenue increased by $1.2 million or 18.8% from the respective prior period in fiscal year 2016 as set forth in the table below:

	Six months ended
	(Millions)
Product Line	April 2, 2017	March 27, 2016	Variance	% Chg.
Periscopes	$3.3	$2.8	$0.5	17.9
Sighting Systems	0.1	1.0	(0.9)	(90.0)
Other	1.1	0.3	0.8	266.6
Optical Systems – Richardson	4.5	4.1	0.4	9.8
Applied Optics Center – Dallas	3.1	2.3	0.8	34.8
Total Revenue	$7.6	$6.4	$1.2	18.8

Revenue increased on our periscope line by 17.9%, or $0.5 million during the six months ended April 2, 2017 compared to the six months ended March 27, 2016. Revenue increased during the current year period with contract deliveries beginning on a significant periscope order booked during the first quarter of 2017. Based on current contracted delivery schedules, we anticipate revenue in the second half of 2017 to increase by approximately 15% over the first half of 2017.

Sighting systems revenue for the six months ending April 2, 2017 decreased by ($0.9) million or (90.0%) from revenue in the prior year period. Deliveries on our current backlog for DDAN sighting systems have been rescheduled for the second half of fiscal 2017 and into 2018 pending qualification testing on changes to the product configuration, receipt of long lead materials and export licensing.

Other Optex Systems revenue increased by $0.8 million, or 266.6% for the six months ending April 2, 2017 as compared to the six months ended March 27, 2016, as we completed first article testing and began shipping collimator assembly units against orders received from two U.S. military customers in 2016 during the second quarter. We expect revenue in the Other product line to continue at a higher pace through the end of the 2017 in accordance with the collimator contract delivery schedules in addition to cable periscope assemblies scheduled in the next quarter.

Applied Optics Center revenue increased $0.8 million or 34.8% during the six months ended April 2, 2017 compared to the six months ended March 27, 2016 due to increased deliveries on commercial optical assemblies of $1.0 million partially offset by reductions in laser filters of ($0.2) million in the current year period. We are currently anticipating several new orders from multiple customers for additional filters to be delivered in the second half of fiscal year 2017. We expect the optical assembly revenue to increase steadily throughout the end of the fiscal year, as we continue to ship against existing backlog. In addition, deliveries against the $1.7 million laser interference filter assembly order received in March 2017 are scheduled to begin during the next quarter and continue into the first quarter of fiscal year 2018.

Gross Margin. The gross margin during the six months ending April 2, 2017 was 20.4% of revenue compared to a gross margin of 15.3% of revenue for the period ending March 27, 2016. Cost of sales increased by $0.6 million to $6.0 million for the current period compared to the prior year period of $5.4 million. The increased cost of sales was primarily driven by the increased revenue during the period. The gross margin increased by $0.5 million in the current year period to $1.5 million compared to the prior year period of $1.0 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements and changes in product mix between the respective periods.

G&A Expenses. During the six months ended April 2, 2017, we recorded operating expenses of $1.7 million as opposed to $1.5 million, during the six months ended March 27, 2016, a net increase of $0.2 million. Increased general and administrative costs during the current year period were primarily driven by increases in executive bonus pay, stock compensation expenses and higher investor relations costs in the current year quarter as compared to the prior year period. We anticipate our operating expenses to be slightly below or approximate the current spending levels for the remaining half of fiscal year 2017.

Operating Loss. During the six months ended April 2, 2017, we recorded an operating loss of ($0.1) million, as compared to an operating loss of ($0.5) million during the six months ended March 27, 2016. The $0.4 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin on higher revenue, partially offset by increased general and administrative costs in the current year period as compared to the prior year period.

Net Income (Loss) applicable to common shareholders. During the six months ended April 2, 2017, we recorded a net income applicable to common shareholders of $0.2 million as compared to net loss applicable to common shareholders of ($0.6) million during the six months ended March 27, 2016. The increase in net income is primarily attributable to recognition of a gain on changes in the fair value of warrant liabilities of $0.4 million combined with increased revenue and operating profit for the current year period as compared to the prior year period.

Liquidity and Capital Resources

As of April 2, 2017, Optex Systems Holdings had working capital of $8.5 million, as compared to $8.6 million as of October 2, 2016. During the six months ended April 2, 2017, the Company experienced a net income of $0.2 million and an increase of 18.8%, or $1.2 million in revenue to $7.6 million in the current year period as compared to $6.4 million in the prior year period ending March 27, 2016. Backlog as of April 2, 2017 has increased by $4.9 million or 40.8% to $16.9 million as compared to backlog of $12.0 million as of October 2, 2016.

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

Subsequent to the April 2, 2017 quarter end date, on April 27, 2017 the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock for $0.5 million in a private transaction from The Longview Fund, L.P. The purchase was completed on May 1, 2017 and was funded from the balance sheet cash of $1.6 million as of April 2, 2017.

The Company has historically funded its operations through working capital, convertible notes, preferred and common stock offerings and bank debt.  The Company's ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company's products. At April 2, 2017, the Company had approximately $1.6 million in cash and an outstanding payable balance of $0.3 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $2.0 million, which fluctuates based on our open accounts receivable balance. As of April 2, 2017 our outstanding accounts receivable was $1.8 million. The Company is anticipating a net income for the second half of 2017 on significantly higher revenue projections.  Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.  Our current backlog supports significantly increased revenue in the second half of fiscal year 2017 over the first half levels. Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from October 2, 2016 through April 2, 2017

Cash and Cash Equivalents. As of April 2, 2017, we had cash and cash equivalents of $1.6 million which representing a decrease of ($1.0) million during the six months ended April 2, 2017. The decrease in cash is primarily attributable to inventory purchases in support of higher anticipated revenue in the second half of fiscal 2017.

Net Cash Used in Operating Activities. Net cash used in operating activities during the six months from October 2, 2016 to April 2, 2017 totaled ($0.8) million. The primary uses of cash during the period relate to an inventory increase of ($1.0) million to support anticipated increases in deliveries and was offset by net income and other changes in working capital of $0.2 million.

Net Cash Used in Investing Activities. In the six months ended April 2, 2017, cash used in investing activities was $0.1 million and primarily relates to the purchase of spectrophotometer equipment for use at the Applied Optics Center.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was zero during the six months ended April 2, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of April 2, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 2, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to restatement corrections for our initial accounting treatment of warrants issued in a public offering that resulted in an amendment to the Annual Report Form 10-K for fiscal year ending October 2, 2016, as filed on December 23, 2016, we have expanded our policies and procedures to address the initial review of, and subsequent accounting treatment for our existing outstanding warrants and any future issues of complex financial instruments in accordance with the appropriate GAAP accounting guidance for complex equity and debt transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 2, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 16, 2017	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 16, 2017	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

