Form 10-Q
period 2017-07-02
Optex Systems Holdings Inc
filed 2017-08-14
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

☐	Emerging growth company
☐	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2017: 7,890,101 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended July 2, 2017

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 2, 2017

CONSOLIDATED BALANCE SHEETS AS OF JULY 2, 2017 (UNAUDITED) AND OCTOBER 2, 2016	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2017 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 26, 2016 (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 2, 2017 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JUNE 26, 2016 (UNAUDITED)	F-3

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-4

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	July 2, 2017 (Unaudited)	October 2, 2016
ASSETS

Cash and Cash Equivalents	$1,597	$2,568
Accounts Receivable, Net	1,668	2,095
Net Inventory	7,373	6,214
Prepaid Expenses	92	120
Current Assets	10,730	10,997

Property and Equipment, Net	1,528	1,651

Other Assets
Prepaid Royalties - Long Term	68	90
Security Deposits	23	23
Other Assets	91	113

Total Assets	$12,349	$12,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$609	$706
Dividends Payable	261	—
Accrued Expenses	974	810
Accrued Warranties	28	28
Customer Advance Deposits	689	559
Credit Facility	300	300
Current Liabilities	2,861	2,403

Warrant Liability	3,784	3,118

Total Liabilities	6,645	5,521

Stockholders’ Equity
Preferred Stock Series C ($0.001 par 400 authorized, 318 and 360 issued and outstanding, respectively)	—	—
Common Stock – ($0.001 par, 2,000,000,000 authorized, 7,590,101 and 8,266,601 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	26,362	26,879
Accumulated Deficit	(20,666)	(19,647)
Stockholders’ Equity	5,704	7,240

Total Liabilities and Stockholders’ Equity	$12,349	$12,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended

	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
Revenue	$4,386	$5,344	$11,938	$11,773

Cost of Sales	3,500	4,261	9,511	9,708
Gross Margin	886	1,083	2,427	2,065

General and Administrative Expense	821	872	2,505	2,394
Operating Income (Loss)	65	211	(78)	(329)

Loss on Change in Fair Value of Warrants	(1,024)	—	(666)	—
Interest Expense	(4)	(12)	(14)	(28)
Other Expense	(1,028)	(12)	(680)	(28)

Income (Loss) Before Taxes	(963)	199	(758)	(357)

Deferred Income Taxes (Benefit)	—	—	—	—
Net Income (Loss) After Taxes	$(963)	$199	$(758)	$(357)

Basic Income (Loss) per share	$(0.12)	$0.12	$(0.09)	$(0.47)

Weighted Average Common Shares Outstanding - Basic	7,743,947	1,607,079	8,035,949	756,321

Diluted Income per share		$0.05

Weighted Average Common Shares Outstanding - Diluted		3,789,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	July 2, 2017	June 26, 2016

Cash flows from operating activities:
Net loss	$(758)	$(357)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	253	260
Loss on change in fair value of warrants	666	—
Noncash interest expense	—	(17)
Stock compensation expense	156	112
Gain on sale of fixed assets	(27)	—
Decrease in accounts receivable	272	1,029
Increase in inventory (net of progress billed)	(1,159)	(797)
Decrease in prepaid expenses	28	62
Increase in accounts payable and accrued expenses	67	234
Decrease in prepaid royalties - long term	22	22
Increase (decrease) in customer advance deposits	130	(526)

Total adjustments	408	379
Net cash (used in) provided by operating activities	(350)	22

Cash flows (to) from investing activities
Purchases of property and equipment	(130)	(34)
Proceeds from sale of fixed assets	27	—
Net cash used in investing activities	(103)	(34)

Cash flows from (to) financing activities
Proceeds (to) credit facility (net)	—	(70)
Proceeds (to) stock repurchase	(518)	—
Net cash used in financing activities	(518)	(70)

Net decrease in cash and cash equivalents	(971)	(82)
Cash and cash equivalents at beginning of period	2,568	683
Cash and cash equivalents at end of period	$1,597	$601

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$155	$—
Dividends Declared	261	—
Exchange of preferred stock for common stock	210	3,165
Cash paid for taxes withheld on officer restricted stock unit net share issue	15	—
Cash paid for interest	14	45

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

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of July 2, 2017, Optex Systems Holdings operated with 96 full-time equivalent employees.

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

During the nine months ended July 2, 2017, 99% of Optex Systems – Richardson revenue was in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 91%, foreign military customers, 8%, and domestic commercial customers, 1%. The Optex Systems segment revenue for the nine months ending July 2, 2017 was derived from external customers consisting of the U.S. government, 62%, General Dynamics, 24%, and other external customers, 14%.

Optex Systems is located in Richardson, Texas, with leased premises consisting of approximately 49,100 square feet. As of July 2, 2017, the Richardson facility operated with 60 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

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

The Applied Optics Center serves primarily domestic U.S. customers. During the nine months ended July 2, 2017, sales to commercial customers represent 48% and military sales to prime and subcontracted customers represent 27% of the total segment revenue. Intersegment sales to Optex Systems – Richardson, comprised 25% of the total segments revenue and was primarily in support of military contracts. The Applied Optics Center external customer revenue for the nine months ending July 2, 2017 was derived from L3 Communications, 19%, a commercial optical assembly manufacturer, 59% and 22% for all other external customers.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of July 2, 2017, AOC operated with 36 full time equivalent employees in a single shift operation.

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

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted, as necessary, for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts. Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance. As of July 2, 2017 there was $5 thousand and as of October 2, 2016 there was $0 in unliquidated progress payments. As of July 2, 2017 and October 2, 2016, inventory included:

	(Thousands)
	July 2, 2017	October 2, 2016
Raw Material	$4,761	$4,655
Work in Process	3,611	2,830
Finished Goods	657	380
Gross Inventory	$9,029	$7,865
Less: Inventory Reserves	(1,651)	(1,651)
Less: Unliquidated Progress Payments	(5)	—
Net Inventory	$7,373	$6,214

Net inventory increased by $1.2 million during the nine months ending July 2, 2017 in support of contracts deliverable over the next six months.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition, which relate to undelivered product or other cash in advance payment terms. As of July 2, 2017, Optex Systems, Inc. had a balance of $0.7 million in short term customer advance deposits for materials purchased in support of deliveries to occur within the next twelve months.

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

For the three and nine months ended July 2, 2017, 318 shares of Series C preferred stock, 182,000 unvested restricted stock units, 56,260 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three months ended June 26, 2016, 546 shares of Series A preferred stock, 969 shares of Series B preferred stock, 52,850 stock options and zero warrants were included in the dilutive earnings per share calculation, but were excluded from the nine months ending June 26, 2016 as they were anti-dilutive.

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

	Reportable Segment Financial Information (thousands)

	Three months ended July 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total
Revenues from external customers	$3,105	$1,281	$—	$4,386
Intersegment revenues	—	563	(563)	—
Total Revenue	$3,105	$1,844	$(563)	$4,386

Interest expense	$—	$—	$4	$4

Depreciation and Amortization	$14	$72	$—	$86

Income (Loss) before taxes	$(26)	$91	$(1,028)	$(963)

Other significant noncash items:
Allocated home office expense	$(194)	$194	$—	$—
Loss on change in fair value of warrants	$—	$—	$1,024	$1,024
Stock compensation expense	$43	$—	$—	$43
Royalty expense amortization	$8	$—	$—	$8

Segment Assets	$8,013	$4,336	$—	$12,349
Expenditures for segment assets	$—	$—	$—	$—

	Reportable Segment Financial Information (thousands)

	Three months ended June 26, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total
Revenues from external customers	$3,377	$1,967	$—	$5,344
Intersegment revenues	—	515	(515)	—
Total Revenue	$3,377	$2,482	$(515)	$5,344

Interest expense	$—	$—	$12	$12

Depreciation and Amortization	$20	$68	$—	$88

Income (Loss) before taxes	$135	$76	$(12)	$199

Other significant noncash items:
Allocated home office expense	$(188)	$188	$—	$—
Stock option compensation expense	$63	$—	$—	$63
Royalty expense amortization	$8	$—	$—	$8
Use of contract loss reserves	$—	$(17)	$—	$(17)

Segment Assets	$6,146	$4,776	$—	$10,922
Expenditures for segment assets	$—	$—	$—	$—

	Reportable Segment Financial Information (thousands)

	Nine months ending July 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total
Revenues from external customers	$7,547	$4,391	$—	$11,938
Intersegment revenues	—	1,455	(1,455)	—
Total Revenue	$7,547	$5,846	$(1,455)	$11,938

Interest expense	$—	$—	$14	$14

Depreciation and Amortization	$43	$210	$—	$253

Income (Loss) before taxes	$(69)	$(9)	$(680)	$(758)

Other significant noncash items:
Allocated home office expense	$(529)	$529	$—	$—
Loss on change in fair value of warrants	$—	$—	$666	$666
Stock compensation expense	$171	$—	$—	$171
Royalty expense amortization	$22	$—	$—	$22

Segment Assets	$8,013	$4,336	$—	$12,349
Expenditures for segment assets	$(4)	$(126)	$—	$(130)

	Reportable Segment Financial Information (thousands)

	Nine months ending June 26, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total
Revenues from external customers	$7,511	$4,262	$—	$11,773
Intersegment revenues	—	1,173	(1,173)	—
Total Revenue	$7,511	$5,435	$(1,173)	$11,773

Interest expense	$—	$—	$28	$28

Depreciation and Amortization	$57	$203	$—	$260

Income (Loss) before taxes	$(16)	$(313)	$(28)	$(357)

Other significant noncash items:
Allocated home office expense	$(565)	$565	$—	$—
Stock option compensation expense	$112	$—	$—	$112
Royalty expense amortization	$22	$—	$—	$22
Use of contract loss reserves	$—	$(47)	$—	$(47)

Segment Assets	$6,146	$4,776	$—	$10,922
Expenditures for segment assets	$(15)	$(19)	$—	$(34)

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc. at the Richardson, TX address below, and the Applied Optics Center, at the Dallas, TX address below, under non-cancellable operating leases.

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

As of July 2, 2017 the unamortized deferred rent was $128 thousand as compared to $108 thousand as of October 2, 2016. Deferred rent expense is amortized monthly over the life of the lease.

As of July 2, 2017, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2017	$67	$27	$58	$15	$167
2018	274	108	240	60	682
2019	283	110	248	61	702
2020	293	112	255	62	722
2021	149	57	262	63	531
2022	—	—	22	5	27
Total minimum lease payments	$1,066	$414	$1,085	$266	$2,831

Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended July 2, 2017 was $165 thousand and $492 thousand. Total expense under facility lease agreements as of the three and nine months ended June 26, 2016 was $169 thousand $473 thousand, respectively.

Note 5 – Prepaid Royalties

Prepaid royalties represent payments made for the purchase of non-transferable, non-exclusive patent rights associated with a patent license. The patent license allows for development of current and future products in our digital line of periscopes. We completed our first international shipment utilizing this technology in 2014 and are currently in production to support a U.S. Government Foreign Military Sale contract awarded in January 2016. We estimate the commercial life of the patent at seven years. As of July 2, 2017, the balance of the patent license is $68 thousand net of accumulated amortization. The royalty expenses for the associated patent license are amortized on a straight line basis starting in fiscal year 2013. The amortized royalty expense for the three and nine months ending July 2, 2017 and June 26, 2016 was $8 thousand and $22 thousand, respectively.

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

On October 31, 2016, Longview Fund, L.P. converted $2.7 million of the Sileas note principal in exchange for 800,000 shares of Optex Systems Holdings common stock and authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $155 thousand of accounts receivable due for expenses paid by Optex Systems Inc. on behalf of the Sileas Corporation. The 197,299 shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016.

On May 1, 2017, The Longview Fund, L.P. converted $0.8 million of the Sileas Corp.(a related party) note principal in exchange for 700,000 shares of Optex Systems Holdings common stock. The Sileas Corp. note balance to The Longview Fund, L.P. as of May 1, 2017, after conversion, is $14.2 million.

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to the Company, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to satisfy $10,571,791 of the amount due under the Note. The remaining amount due under the Note is $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by the Company, over the next four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all Company shares owned by Sileas and previously pledged to Longview.

Simultaneously with the above, Sileas sold 800,000 shares of Company common stock to Danny Schoening and Karen Hawkins at a price equal to $314,000 (which is a discounted amount based upon recognition of years of administrative support by Mr. Schoening and Ms. Hawkins for the Company) as follows: (i) Danny Schoening: 640,000 Shares for $200,000 plus a $50,825 promissory note; and (ii) Karen Hawkins: 160,000 Shares for $50,000 plus a $12,706 promissory note. Each promissory note has a one year term, with interest at 1.18% per annum and shall be payable in four equal quarterly installments of $12,800 for Danny Schoening and $3,200 for Karen Hawkins, each installment payable within five business days after the payment of cash dividends by the Company to each of them. As a result, Sileas no longer owns any shares of Company common stock.

After giving effect to the above transactions, the approximate beneficial ownership of Company equity securities by each of the Longview Fund, Danny Schoening and Karen Hawkins is as follows:

●	The Longview Fund 2,800,132 shares or 36.9%

●	Danny Schoening 682,649 shares or 9.0%

●	Karen Hawkins shares 171,450 or 2.3%

See also Note 10 “Subsequent Events”.

Credit Facility — Avidbank

The Company amended its revolving credit facility with Avidbank on October 17, 2016 from $2 million to $2.2 million. The interest rate for all advances against the line of credit shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per nine month period of $10,000. The renewable revolving maturity date is January 22, 2018 and is secured by a first lien on all of its assets in favor of Avidbank. In order to meet the security requirement under the lease, we entered into a letter of credit with Avidbank on October 17, 2016 in the amount of $250,000, which expires on October 17, 2017 and is renewable by us for successive one year periods unless the bank notifies us no later than 60 days prior to the end of the initial or any extended term that it shall not renew the letter of credit.

As of July 2, 2017 and October 2, 2016, the outstanding principal balance on the line of credit was $300 thousand. For the three and nine months ended July 2, 2017 and June 26, 2016, the total interest expense against the outstanding line of credit balance was $4 and $14 thousand and $12 and $28 thousand, respectively.

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

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ending October 2, 2016	Period ending July 2, 2017
Exercise Price(1)	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	August 26, 2021	August 26, 2021	August 26, 2021
Stock Price (2)	$0.95	$0.77	$1.00
Interest Rate (annual) (3)	1.23%	1.14%	1.89%
Volatility (annual) (4)	246.44%	242.17%	190.03%
Time to Maturity (Years)	5.0	4.9	4.2
Number of Steps (Quarters)	20	20	17
Calculated fair value per share	$0.93	$0.76	$0.92
Quarterly Dividend per share for Next Four Quarters(5)	$—	$—	$0.02
Future Estimated Quarterly Dividend per share(6)	$—	$—	$0.01

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

(5) Pursuant to June 12, 2017 Board of Directors authorization of a $0.02 per share (and per warrant) dividend payment in July for shareholders and warrant holders of record on July 5, 2017 and for three subsequent quarterly record dates thereafter.

(6) Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments and amounts beyond the initial four quarter payments.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.9349	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.7558	$3,118
Loss on Change in Fair Value of Warrant Liability			666
Fair Value as of period ending 7/2/2017	4,125,200	$0.9174	$3,784

During the three and nine months ending July 2, 2017 Optex Systems Holdings recorded a loss on changes in fair value of warrant liability of $1,024 and $666 thousand, respectively. During the three and nine months ending June 26, 2016 there were no warrant liabilities or corresponding changes in valuation.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs. During the three months ending July 2, 2017, none of the warrants have been exercised.

Note 8-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of July 2, 2017, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 4/02/17	Date	Period

12/09/11	46,070	$10.00	35,010	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,010

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,518)			—
Exercised – 2016	—			—
Outstanding as of October 2, 2016	60,340	$—	1.40	$—
Granted – 2017	—
Forfeited – 2017	(330)			—
Exercised – 2017	—			—
Outstanding as of July 2, 2017	60,010	$—	0.90	$—

Exercisable as of October 2, 2016	52,840	$—	1.07	$—

Exercisable as of July 2, 2017	56,260	$—	0.73	$—

There were no options granted in the three months ended July 2, 2017 or twelve months ending October 2, 2016.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — year ended October 2, 2016	—
Vested — year ended October 2, 2016	(12,574)	7.33
Forfeited — year ended October 2, 2016	(2,518)
Non-vested as of October 2, 2016	7,500	$8.0
Non-vested granted — nine months ended July 2, 2017	—
Vested — nine months ended July 2, 2017	(3,420)	8.0
Forfeited — nine months ended July 2, 2017	(330)
Non-vested as of July 2, 2017	3,750	$8.0

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

On June 15, 2017, the Company issued 50,000 RSUs to its Applied Optics Center General Manager and new board member, Bill Bates. Pursuant to the RSU agreements the RSUs issued to Mr. Bates will vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units based on the shares price of $0.95 as of June 15, 2016 is $47.5 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods.

As of July 2, 2017 there are 182,000 outstanding unvested restricted stock units remaining to vest.

Consulting and Vendor Equity Issues

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through March 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 2, 2016 or the nine months ending July 2, 2017. The IRTH Communications agreement expired as March 31, 2017 without renewal.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation

	(thousands)

	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ending
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016	July 2, 2017	October 2, 2016

Stock Options	$11	$(8)	$30	$41	$18	$48
Restricted Stock Units	32	47	94	47	232	279
Consultant Shares (IRTH)	—	24	47	24	—	47
Total Stock Compensation	$43	$63	$171	$112	$250	$374

For the nine months ending July 2, 2017 there was $15 thousand of tax withholding related to vested and issued restricted stock unit shares included in the total stock compensation expense and $156 thousand of non-cash stock compensation expense. There was no tax withholding during the three months ending July 2, 2017 or the three and nine months ending June 26, 2016.

Note 9 - Stockholders’ Equity

Common stock

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

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were returned to treasury thereby reducing the total shares outstanding of its common stock.

During the nine months ending July 2, 2017, Optex Systems Holdings issued 175,000 common shares due to conversions of Series C preferred stock, and 45,799 common shares issued related to the vesting of restricted stock units. There were no other issuances of common or preferred stock during the three months ended July 2, 2017. As of July 2, 2017, the outstanding common shares were 7,590,101.

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

There were no issuances of preferred Series A stock during the nine months ended July 2, 2017. As of July 2, 2017 and October 2, 2016 there were zero preferred Series A shares outstanding.

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

There were no issuances of preferred Series B stock during the nine months ended July 2, 2017. As of October 2, 2016 and July 2, 2017 there were zero preferred Series B shares outstanding.

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

During the nine months ending July 2, 2017 there were 42 shares of Series C preferred stock converted to 175,000 shares common stock. As of July 2, 2017 there were 318 shares of Series C preferred stock outstanding.

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

During the three months ending July 2, 2017 and the twelve months ending October 2, 2016, zero warrants had been exercised. As of July 2, 2017 and October 2, 2016 the outstanding warrants were 4,125,200.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment in July for common and preferred C shareholders and warrant holders of record on July 5, 2017 and for three subsequent quarterly record dates thereafter. During the three and nine months ending July 2, 2017, Optex Systems Holdings recorded dividends payable and a retained earnings adjustment for declared dividends of $261 thousand for dividends payable in July.

Note 10 Subsequent Events

On July 12, 2017, we issued $261 thousand in cash dividends to the holders of our common stock, and Series C preferred stock and warrants at the rate of $.02 per share (on an as converted/exercised basis for holders of our Series C preferred stock and warrants) to holders of record as of July 5, 2017 for the dividends declared on June 26, 2017.

From July 3, 2017 through July 28, 2017 there were 72 shares of Series C preferred stock converted into 300,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 2, 2016 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended July 2, 2017, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	In October 2016, we received a $0.8 million order from L-3 Communications for night vision goggle laser interference filter assemblies deliverable through March 2017.

●	In October 2016, we were awarded a $1.3 million portion of a commercial multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices to supply its optical assemblies. The units will be delivered in fiscal year 2017.

●	In November 2016, we were awarded a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million. Deliveries for the first order against this contract began in January 2017 and will continue through August 2017.

●	In December 2016, we were awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes installed into Light Armored Vehicles in the Middle East. The periscopes will be delivered over three years, with the first delivery beginning in December 2017.

●	In February 2017, we were awarded a $1.3 million award with a domestic manufacturer of premium optical devices for deliveries in fiscal year 2017.

●	In March 2017, we received a purchase order from a domestic defense contractor in the amount of $1.7 million to supply Laser Interference Filter (LIF) Assemblies supporting the U.S. Government spares for fielded night vision goggles. Deliveries will begin in June 2017 and continue through January 2018.

●	On July 3, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen for provision of night vision assemblies for the U.S. military. The Laser Interference Filter Assemblies will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017 at pricing set forth in the addenda to the contract. The contract calls for first article testing and has a guaranteed minimum of $50,000. Given prior contracts awarded to the Company through DLA, the Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract.

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

Recent Events

Stock Repurchase

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were returned to treasury thereby reducing the total shares outstanding of its common stock.

Sileas Corp.

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to us, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000.00 cash payment to Longview, and Longview agreed to satisfy $10,571,791 of the amount due under the Note. The remaining amount due under the Note is $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by us, over the next four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all of our shares owned by Sileas and previously pledged to Longview.

Simultaneously with the above, Sileas sold 800,000 shares of our common stock to Danny Schoening and Karen Hawkins at a price equal to $314,000 (which is a discounted amount based upon recognition of years of administrative support by Mr. Schoening and Ms. Hawkins for the Company) as follows: (i) Danny Schoening: 640,000 Shares for $200,000 plus a $50,825 promissory note; and (ii) Karen Hawkins: 160,000 Shares for $50,000 plus a $12,706 promissory note. Each promissory note has a one year term, with interest at 1.18% per annum and shall be payable in four equal quarterly installments of $12,800 for Danny Schoening and $3,200 for Karen Hawkins, each installment payable within five business days after the payment of cash dividends by us to each of them. As a result, Sileas no longer owns any shares of our common stock.

After giving effect to the above transactions, the approximate beneficial ownership of our equity securities by each of the Longview Fund, Danny Schoening and Karen Hawkins is as follows:

The Longview Fund 2,800,132 shares or 36.9%

Danny Schoening 682,649 shares or 9.0%

Karen Hawkins shares 171,450 or 2.3%

Changes to the Board of Directors

Effective as of May 31, 2017, Charles Trego resigned as a director of us and from all appointments to Committees of our Board of Directors.

Effective as of June 9, 2017, Peter Benz resigned as Chairman of the Board and a Director of us. Effective as of that same date, our Board of Directors appointed Danny Schoening, its CEO and a director, as the Chairman of the Board of Directors and appointed Karen Hawkins, its CFO, and Bill Bates, the General Manager of its Applied Optics Center division, as directors. The board further resolved that Owen Naccarato would replace Charles Trego as the new Audit Committee chair.

Executive and Board Compensation

On June 9, 2017, through Unanimous Written Consent, the Board of Directors amended Danny Schoening’s employment agreement to increase his annual bonus from a maximum of 30% to 60% of his base salary and entered into a consulting agreement with Peter Benz to provide advisory services at the rate of $10,000 per month through December 2017.

On June 14, 2017, through Unanimous Written Consent, the Board of Directors increased the monthly fee paid to the remaining independent directors from $1,000 to $1,500 per month, effective immediately, and granted Bill Bates, the Applied Optics Center General Manager and new board member 50,000 Restricted Stock Units (RSU’s). Pursuant to the RSU agreements the RSUs issued to Mr. Bates will vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units based on the shares price of $0.95 as of June 15, 2016 is $47.5 thousand.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter.

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

Three months ended July 2, 2017 compared to three months ended June 26, 2016

The table below provides a summary of selective statement of operations data by operating segment for the three months ended July 2, 2017 and June 26, 2016 reconciled to the Unaudited Consolidated Results of Operations as presented in Part I – “Financial Information”.

	Results of Operations Selective Financial Info
	(Thousands)

	Three months ending

	July 2, 2017				June 26, 2016
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,105	$1,281	$—	$4,386	$3,377	$1,967	$—	$5,344
Intersegment Revenues	—	563	(563)	—	—	515	(515)	—
Total Segment Revenue	3,105	1,844	(563)	4,386	3,377	2,482	(515)	5,344
Total Cost of Sales	2,588	1,475	(563)	3,500	2,693	2,083	(515)	4,261

Gross Margin	517	369	—	886	684	399	—	1,083
Gross Margin %	16.7%	20.0%	0.0%	20.2%	20.3%	16.1%	0.0%	20.3%

General and Administrative Expense	737	84	—	821	761	111	—	872
Segment Allocated G&A Expense	(194)	194	—	—	(188)	188	—	—
Net General & Administrative Expense	543	278	—	821	573	299	—	872

Operating Income (Loss)	(26)	91	—	65	111	100	—	211
Operating (Loss) %	(0.8%)	4.9%	0.0%	1.5%	3.3%	4.0%	0.0%	3.9%

Gain (Loss) on Change in Fair Value of Warrants	—	—	(1,024)	(1,024)	—	—	—	—
Interest (Income) Expense	—	—	(4)	(4)	—	—	(12)	(12)

Net Income (Loss) before taxes	$(26)	$91	$(1,028)	$(963)	$111	$100	$(12)	$199
Net Income (Loss) %	(0.8%)	4.9%	182.6%	(22.0%)	3.3%	4.0%	2.3%	3.7%

Our total revenue decreased by $1.0 million or 18.0% during the three months ending July 2, 2017 as compared to the three months ending June 26, 2016. The Applied Optic Center realized a 34.9% decrease in revenue and the Optex Systems, Richardson plant realized a 8.1% decrease in revenue over the prior year quarter. Intersegment revenue increased slightly over the prior year quarter and relates primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

The total gross margin decreased by $0.2 million, and 0.1% points to 20.2% from 20.3% on a consolidated basis during the three months ending July 2, 2017 as compared to the prior year period. The Applied Optics Center gross margin dollars decreased slightly, $.03 million, on lower revenue while the gross margin percentage increased from 16.1% to 20.0% from the prior year period. The Applied Optics Center margin percentage increase from the prior year quarter is driven by changes in product mix and improvements in labor efficiency and increases in production yield rates. The Optex Richardson gross margin percentage decreased from 20.3% to 16.7% and by $0.2 million in the current period as compared to the prior year period. The Optex Richardson margin decrease is primarily attributable to changes in product mix and lower revenue during the period. We expect the gross margin for both segments to increase during the last quarter of the fiscal year on higher revenue.

During the three months ending July 2, 2017 and June 26, 2016, the Applied Optics Center absorbed $0.2 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees, legal fees, liability insurance and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our total operating income decreased by $0.1 million, in the three months ending July 2, 2017, to $0.1 million, compared to the prior year period operating income of $0.2 million as a result of decreased revenue and gross margin in each segment. We expect improvement in the operating profit levels across both segments during the fourth quarter as the revenue increases on higher contract delivery schedules.

During the three months ending July 2, 2017 we recognized a ($1.0) million loss on the change in valuation of warrant liabilities. The increased loss was primarily driven by warrant liability increases associated with the increase in stock price during the quarter, combined with the June declaration of cash dividends on outstanding shares and warrants. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants based on market changes beyond the control of the segment operating activities.

Nine months ended July 2, 2017 compared to nine months ended June 26, 2016

The table below provides a summary of selective statement of operations data by operating segment for the nine months ended July 2, 2017 and June 26, 2016 reconciled to the Unaudited Consolidated Results of Operations as presented in Part I – “Financial Information”.

	Results of Operations Selected Financial Info by Segment
	(Thousands)

	Nine months ending

	July 2, 2017				June 26, 2016
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$7,547	$4,391	$—	$11,938	$7,511	$4,262	$—	$11,773
Intersegment Revenues	—	1,455	(1,455)	—	—	1,173	(1,173)	—
Total Segment Revenue	7,547	5,846	(1,455)	11,938	7,511	5,435	(1,173)	11,773

Total Cost of Sales	5,976	4,990	(1,455)	9,511	6,080	4,801	(1,173)	9,708

Gross Margin	1,571	856	—	2,427	1,431	634	—	2,065
Gross Margin %	20.8%	14.6%	0.0%	20.3%	19.1%	11.7%	0.0%	17.5%

General and Administrative Expense	2,169	336	—	2,505	2,012	382	—	2,394
Segment Allocated G&A Expense	(529)	529	—	—	(565)	565	—	—
Net General & Administrative Expense	1,640	865	—	2,505	1,447	947	—	2,394

Operating (Loss)	(69)	(9)	—	(78)	(16)	(313)	—	(329)
Operating (Loss) %	(0.9%)	(0.2%)	0.0%	(0.7%)	(0.2%)	(5.8%)	0.0%	(2.8%)

Gain on Change in Fair Value of Warrants	—	—	(666)	(666)	—	—	—	—
Interest Expense	—	—	(14)	(14)	—	—	(28)	(28)

Net Income (Loss) before taxes	$(69)	$(9)	$(680)	$(758)	$(16)	$(313)	$(28)	$(357)
Net Income (Loss) %	(0.9%)	(0.2%)	46.7%	(6.3%)	(0.2%)	(5.8%)	2.4%	(3.0%)

Our total revenue increased by $0.1 million or 0.8% during the nine months ending July 2, 2017 as compared to the nine months ending June 26, 2016. The increase was primarily driven by Applied Optics Center segment increase of $0.1million, or 2.3%. Intersegment revenue increased by $0.3 million, or 24.0% during the period, from $1.2 million to $1.5 million. Intersegment revenue relates primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Total gross margin increased by $0.4 million, and 2.8% points to 20.3% from 17.5%. The gross margin and the gross margin percentages increase was primarily driven by increased total revenues, including intersegment revenue, for the Applied Optics Center, combined with gross margin percentage improvements at the Applied Optics Center and Optex Richardson sites during the nine months ending July 2, 2017 as compared to the prior year period. The Optex Richardson gross margin percentage increased from 19.1% to 20.8% and by $0.1 million in the first nine months of 2017 as compared to the prior year first nine months. The Optex Richardson dollar and percentage point gross margin increase is attributable to improved labor efficiencies on increased periscope production levels and changes in product mix. The gross margin percentage points for the Applied Optics Center increased from 11.7% to 14.6% and by $0.3 million on higher total revenues from the prior year period. The Applied Optics Center percentage point gross margin increase is driven by changes in product mix, improvements in labor efficiency and increases in production yield rates.. We expect the gross margin for both segments to continue to improve during the fourth quarter of the fiscal year on higher revenue.

During the nine months ending July 2, 2017 and June 26, 2016, the Applied Optics Center absorbed $0.5 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees, legal fees, liability insurance and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our total operating loss decreased by $0.2 million, in the nine months ending July 2, 2017, to ($0.1) million, as compared to the prior year period operating loss of ($0.3) million, a result of increased revenue and gross margin across each segment, which was partially offset by increased general and administrative spending of ($0.1) million. We expect continued improvement in operating profit across both segments during the fourth quarter as compared to the prior year as the revenue increases on higher contract delivery schedules provide for greater manufacturing efficiencies.

During the nine months ending July 2, 2017 we recognized a ($0.7) million loss on change in valuation of warrant liabilities. The increased loss was primarily driven by warrant liability increases associated with the increase in stock price during the third quarter, combined with the June declaration of cash dividends on outstanding shares and warrants. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants based on market changes beyond the control of the segment operating activities.

Backlog, Contract Awards (Orders) and Expected Delivery Periods

Backlog as of July 2, 2017, was $16.9 million as compared to a backlog of $12.0 million as of October 2, 2016, representing an increase of $4.9 million or 40.8%. During the nine months ending July 2, 2017, Optex Systems booked $16.9 million in new orders, representing a 12.7% increase over the booked orders of $15.0 million in the prior year period ending June 26, 2016.

The following table depicts the current expected delivery by period of all contracts awarded as of July 2, 2017 in millions of dollars:

			(Millions)
	Q4	Q4 2017	2018+	Total Backlog	Total Backlog
Product Line	2017	Delivery	Delivery	7/02/2017	10/2/2016	Variance	% Chg
Periscopes	2.1	$2.1	3.6	$5.7	$3.4	$2.3	67.9%
Sighting Systems	1.0	$1.0	2.3	$3.3	3.2	$0.1	4.4%
Other	0.9	$0.9	0.4	$1.3	2.3	$(1.0)	(43.3%)
Optex Systems - Richardson	4.0	4.0	6.4	10.4	8.9	1.5	16.3%
Applied Optics Center - Dallas	2.8	$2.8	3.7	$6.5	3.1	$3.4	110.8%
Total Backlog	$6.8	$6.8	$10.1	$16.9	$12.0	$4.9	40.7%

Optex Systems - Richardson:

Backlog for our periscope product line has increased by 67.9% or $2.3 million to $5.7 million, from our ending 2016 fiscal year level of $3.4 million. Our total periscope contract awards for the nine months ending July 2, 2017 totaled $7.4 million, a 10.4% increase compared to $6.7 million booked in the prior year period ending June 26, 2016. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil. During the first nine months of fiscal 2017 we received a large award consisting of a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million. In addition, Optex was awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes. These periscopes are installed into Light Armored Vehicles in the Middle East and will be delivered over the next three years beginning in December 2017.

Backlog on the Other product group is down from the October 2, 2016 level, primarily due to deliveries against our existing sighting systems contracts and the timing of new replacement and spare contracts.

Applied Optics Center – Dallas:

During the nine months ending July 2, 2017, the Applied Optics Center backlog increased by 110.8%, or $3.4 million, to $6.5 million from our ending 2016 fiscal year level of $3.1 million. The Applied Optics Center booked new orders for the nine month period of $7.8 million, an increase of 34.5% over the prior year first nine months orders of $5.8 million. Significant new orders booked during the first two fiscal quarters consisted of a $0.8 million order from L-3 Communications, a $1.7 million order from a domestic defense contractor to supply night vision goggle laser interference filter assemblies and commercial purchase orders totaling $4.9 million against a multi-year strategic supplier agreement for optical assemblies.

On July 3, 2017, subsequent to the third quarter end, the Applied Optics Center was awarded a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen for provision of night vision assemblies for the U.S. military. The total expected value of the contract is between $8.4 and $12.4 million in revenue over the next five year period.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the nine months ending July 2, 2017, the Applied Optex Center received intracompany orders for laser coated filters in support of the Optex periscope product line of $1.5 million, as compared to $1.2 million in intracompany orders during the prior year nine months ending June 26, 2016. The 25.0% or $0.3 million increase in intercompany orders directly supports the increases in new periscope orders booked for Optex Systems, Richardson during the first nine months of fiscal year 2017.

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

Three Months Ended July 2, 2017 Compared to the Three Months Ended June 26, 2016

Revenue. In the three months ended July 2, 2017, revenue decreased by $1.0 million or 18.0% from the respective prior period in fiscal year 2016 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	July 2, 2017	June 26, 2016	Variance	% Chg.
Periscopes	$1.8	$2.8	$(1.0)	(35.7)
Sighting Systems	0.2	0.5	(0.3)	(60.0)
Other	1.1	—	1.1	—
Optical Systems – Richardson	3.1	3.3	(0.2)	(6.1)
Applied Optics Center – Dallas	1.2	2.0	(0.8)	(40.0)
Total Revenue	$4.3	$5.3	$(1.0)	(18.0)

Revenue decreased on our periscope line by (35.7%), or ($1.0) million during the three months ended July 2, 2017 as compared to the three months ended June 26, 2016. Revenue decreased during the current period primarily due to lower revenue on glass periscopes of ($0.5) million for the US government and lower revenue of ($0.5) million on foreign M17 day thermal periscopes for contracts which were completed in 2016. We are expecting our fourth quarter revenue to increase significantly in plastic periscopes as we ramp up production in support of the increased order backlog.

Sighting systems revenue for the three months ending July 2, 2017 decreased by ($0.3) million or (60.0%) from the prior year period. Deliveries on our current backlog for DDAN sighting systems which were previously pending qualification testing, receipt of long lead materials and export licensing have resumed in June and are expected to increase significantly in the fourth quarter as we approach full production levels by fiscal year end.

Other Optex Systems revenue increased by $1.1 million for the three months ending July 2, 2017 compared to the three months ended June 26, 2016, as we shipped $0.7 million in cable periscope assemblies against an U.S military order booked in 2016 and continue shipping collimator assembly units against orders from two U.S. military customers in 2016. We expect revenue in the Other product line to continue at a similar pace through into the next quarter in accordance with the contract delivery schedules.

Applied Optics Center revenue decreased ($0.8) million or (40.0%) during the three months ended July 2, 2017 as compared to the three months ended June 26, 2016 primarily due to completion of the AGOC USAAC 36MM filter contract in last quarter of fiscal 2016. Shipments against this contract were $0.7 million during the same period in the prior year. We expect the Applied Optics Center revenue to increase significantly in the next quarter as we ramp up shipments against existing government Laser Interface Filter contracts and continue to increase our production levels of commercial optical assemblies.

Gross Margin. The gross margin during the period ending July 2, 2017 was 20.2% of revenue compared to a gross margin of 20.3% of revenue for the period ending June 26, 2016. Cost of sales decreased $0.8 million, to $3.5 million in the current period compared to the prior year period of $4.3 million on lower revenue of $1.0 million. The gross margin decreased by $0.2 million in the current year period to $0.9 million as compared to the prior year period of $1.1 million. We attribute the lower gross margin to lower revenue combined with changes in product mix between the respective periods.

G&A Expenses. During the three months ended July 2, 2017, we recorded operating expenses of $0.8 million which was below the prior year spending of $0.9 million incurred during the three months ended June 26, 2016. We anticipate our operating expenses to be slightly below or approximate the current spending levels for the fourth quarter of fiscal year 2017.

Operating Income. During the three months ended July 2, 2017, we recorded an operating income of $0.1 million, as compared to an operating income of $0.2 million during the three months ended June 26, 2016. The $0.1 million decreased operating income in the current year period over the prior year period is primarily due to lower gross margin on lower revenue in the current year period as compared to the prior year period.

Net Income (Loss) after taxes. During the three months ended July 2, 2017, we recorded a net loss after taxes of ($1.0) million as compared to net income after taxes of $0.2 million during the three months ended June 26, 2016. The increase in net loss of ($0.8) million, is primarily attributable to recognition of a loss on changes in the fair value of warrant liabilities of ($1.0) million for the current year period as compared to the prior year period.

Nine months Ended July 2, 2017 Compared to the Nine months Ended June 26, 2016

Revenue. In the nine months ended July 2, 2017, revenue increased by $0.1 million or 0.8% from the respective prior period in fiscal year 2016 as set forth in the table below:

	Nine months ended
	(Millions)
Product Line	July 2, 2017	June 26, 2016	Variance	% Chg.
Periscopes	$5.1	$5.5	$(0.4)	(7.3)
Sighting Systems	0.3	1.5	(1.2)	(80.0)
Other	2.1	0.5	1.6	320.0
Optical Systems – Richardson	7.5	7.5	—	—
Applied Optics Center – Dallas	4.4	4.3	0.1	2.3
Total Revenue	$11.9	$11.8	$0.1	0.8

Revenue decreased on our periscope line by (7.3%), or ($0.4) million during the nine months ended July 2, 2017 compared to the nine months ended June 26, 2016. Revenue decreased during the current year from the prior year primarily due to lower revenue on glass periscopes of ($0.5) million for the US government and lower revenue of ($0.5) million on foreign M17 day thermal periscopes for contracts which were completed in 2016. The lower revenue from the completed contracts was offset by increases of $0.6 million in our plastic periscope line for domestic military customers. We are expecting our fourth quarter revenue to increase significantly in plastic periscopes as we ramp up production in support of the increased order backlog.

Sighting systems revenue for the nine months ending July 2, 2017 decreased by ($1.2) million or (80.0%) from revenue in the prior year period. Deliveries on our current backlog for DDAN sighting systems which were previously pending qualification testing, receipt of long lead materials and export licensing have resumed in June and are expected to increase significantly in the fourth quarter as we approach full production levels by fiscal year end.

Other Optex Systems revenue increased by $1.6 million, or 320.0% for the nine months ending July 2, 2017 as compared to the nine months ended June 26, 2016, as we completed first article testing and shipped $0.9 million in collimator assembly units against orders received from two U.S. military customers in 2016. In addition, we shipped $0.7 million in cable periscope assemblies against an U.S military order booked in 2016. We expect revenue in the other product line to continue at a similar pace through into the next quarter in accordance with the contract delivery schedules.

Applied Optics Center revenue increased $0.1 million or 2.3% during the nine months ended July 2, 2017 compared to the nine months ended June 26, 2016 due to increased deliveries on commercial optical assemblies of $1.0 million offset by reductions related to the AGOC USAAC 36MM filters of ($0.7) for a contract completed in fiscal year 2016 and lower revenue in laser coated filters and other products of ($0.2) million, primarily related to customer order timing and delivery. We are currently anticipating several new orders from multiple customers for additional filters to be delivered in the last quarter of fiscal year 2017. We expect the Applied Optics Center revenue to increase significantly in the next quarter as we ramp up shipments against existing government Laser Interface Filter contracts and continue to increase our production levels of commercial optical assemblies.

Gross Margin. The gross margin during the nine months ending July 2, 2017 was 20.3% of revenue compared to a gross margin of 17.5% of revenue for the period ending June 26, 2016. Cost of sales decreased by ($0.2) million to $9.5 million for the current period compared to the prior year period of $9.7 million. The decreased cost of sales was primarily driven by improvements in gross margin during the period. The gross margin increased by $0.3 million in the current year period to $2.4 million compared to the prior year period of $2.1 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements and changes in product mix between the respective periods.

G&A Expenses. During the nine months ended July 2, 2017, we recorded operating expenses of $2.5 million as opposed to $2.4 million, during the nine months ended June 26, 2016, a net increase of $0.1 million. Increased general and administrative costs during the current year period were primarily driven by increases in salaries, executive bonus pay, management incentives and stock compensation expenses in the current year period as compared to the prior year period. We anticipate our operating expenses to be slightly below or approximate the current spending levels for the fourth quarter of fiscal year 2017.

Operating Income (Loss). During the nine months ended July 2, 2017, we recorded an operating loss of ($0.1) million, as compared to an operating loss of ($0.3) million during the nine months ended June 26, 2016. The $0.2 million decreased operating loss in the current year period over the prior year period is primarily due to increased gross margin on higher revenue, partially offset by increased general and administrative costs in the current year period as compared to the prior year period.

Net (Loss) after taxes. During the nine months ended July 2, 2017, we recorded a net loss after taxes ($0.8) million as compared to net loss applicable to common shareholders of ($0.4) million during the nine months ended June 26, 2016. The increase in net income is primarily attributable to recognition of a loss on changes in the fair value of warrant liabilities of ($0.7) million offset by increased revenue and operating profit for the current year period as compared to the prior year period.

Liquidity and Capital Resources

As of July 2, 2017, Optex Systems Holdings had working capital of $7.9 million, as compared to $8.6 million as of October 2, 2016. During the nine months ended July 2, 2017, the Company experienced a net loss of ($0.8) million and an increase of 0.8%, or $0.1 million in revenue to $11.9 million in the current year period as compared to $11.8 million in the prior year period ending June 26, 2016. The net loss is primarily attributable to non cash losses on the change in fair value of warrants of ($0.7) million during the current year period. Backlog as of July 2, 2017 has increased by $4.9 million or 40.8% to $16.9 million as compared to backlog of $12.0 million as of October 2, 2016.

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

On April 27, 2017 the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock for $0.5 million in a private transaction from The Longview Fund, L.P. The purchase was completed on May 1, 2017.

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. The company will review its working capital needs after the next three quarters dividend payments prior to determining any future dividends or amounts to be paid to our shareholders.

The Company has historically funded its operations through working capital, convertible notes, preferred and common stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At July 2, 2017, the Company had approximately $1.6 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of July 2, 2017 our outstanding accounts receivable was $1.7 million. The Company is anticipating a net income for the last quarter of 2017 on significantly higher revenue projections. Successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure. Our current backlog supports significantly increased revenue in the last quarter of fiscal year 2017 and into the next fiscal year over the first nine months levels of 2017. Management intends to manage operations commensurate with its level of working capital during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

Cash Flows for the Period from October 2, 2016 through July 2, 2017

Cash and Cash Equivalents. As of July 2, 2017, we had cash and cash equivalents of $1.6 million which representing a decrease of ($1.0) million during the nine months ended July 2, 2017. The decrease in cash is primarily attributable to inventory purchases in support of higher backlog and anticipated revenue in the last quarter of fiscal 2017.

Net Cash Used in Operating Activities. Net cash used in operating activities during the nine months from October 2, 2016 to July 2, 2017 totaled ($0.4) million. The primary uses of cash during the period relate to an inventory increase of ($1.2) million to support anticipated increases in deliveries and was offset by other changes in working capital of $0.8 million.

Net Cash Used in Investing Activities. In the nine months ended July 2, 2017, cash used in investing activities was ($0.1) million and primarily relates to the purchase of spectrophotometer equipment for use at the Applied Optics Center.

Net Cash Used in by Financing Activities. Net used in financing activities was ($0.5) million during the nine months ended July 2, 2017 and relates to the purchase of 700,000 shares of its common stock for $0.5 million in a private transaction from The Longview Fund, L.P on May 1, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 2, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 2, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to restatement corrections for our initial accounting treatment of warrants issued in a public offering that resulted in an amendment to the Annual Report Form 10-K for fiscal year ending October 2, 2016, as filed on December 23, 2016, we have expanded our policies and procedures to address the initial review of, and subsequent accounting treatment for our existing outstanding warrants and any future issues of complex financial instruments in accordance with the appropriate GAAP accounting guidance for complex equity and debt transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 2, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Note Satisfaction Agreement (1)
10.2	Form of Stock Purchase Agreement (1)
10.3	Form of Award/Contract between the Company and the U.S. Defense Logistics Agency, dated July 3, 2017 (2)
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K, filed on June 9, 2017

(2)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer