Form 10-K
period 2017-10-01
Optex Systems Holdings Inc
filed 2017-12-20
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 4,535,870 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTC Markets on March 31, 2017 was $3,220,468.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 19, 2017
Common Stock	8,590,101

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

Recent Events

Sileas Corp.

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to us, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to cancel the remaining debt of $10,571,791 due under the Note. The remaining amount due under the Note is $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by us, over the next four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all of our shares owned by Sileas and previously pledged to Longview.

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

After giving effect to the above transactions, the beneficial ownership of our equity securities by held by each of the Longview Fund, Danny Schoening and Karen Hawkins as of December 18, 2017 is follows:

The Longview Fund 2,800,132 shares or 31.1%

Danny Schoening 744,287 shares or 8.3%

Karen Hawkins shares 192,563 or 2.1%

Changes to the Board of Directors

Effective as of May 31, 2017, Charles Trego resigned as a director of us and from all appointments to Committees of our Board of Directors. On May 26, 2016, Kerry Craven resigned as one of our directors.

Effective as of June 9, 2017, Peter Benz resigned as Chairman of the Board and a Director of us. Effective as of that same date, our Board of Directors appointed Danny Schoening, its CEO and a director, as the Chairman of the Board of Directors and appointed Karen Hawkins, its CFO, and Bill Bates, the General Manager of its Applied Optics Center division, as directors. Stanley Hirschman retired as our President as of July 20, 2017.

Dividend

On July 12, 2017, we paid our holders (as of July 5, 2017) of common stock, Series C preferred stock and warrants (with the Series C preferred stock and warrants on an as converted/exercised basis) a dividend of $.02 per share. On October 19, 2017, we paid our shareholders of record, as October 12, 2017, a cash dividend at the rate of $0.02 per share for each share of our common stock, warrants and Series C preferred stock (on an as exerciseable/convertible basis for the warrants and Series C preferred stock).

Compensation Changes

On January 21, 2016, our Board of Directors Compensation Committee held a meeting and approved the following compensation changes:

●	A base salary increase of 10% for Danny Schoening, CEO, and Karen Hawkins, CFO.

●	A bonus payment of $7.5 thousand awarded to Karen Hawkins for 2015 performance.

●	A $10 thousand monthly director fee for Peter Benz, Chairman, effective for calendar 2016.

On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved the following compensation changes:

●	A bonus payment of $48.9 thousand awarded to Danny Schoening for 2016 performance.

●	A bonus payment of $35.7 thousand awarded to Karen Hawkins for 2016 performance.

 On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved the following compensation changes:

●	A base salary increase of 4% for Danny Schoening, CEO, and Karen Hawkins, CFO.

 On June 9, 2017, through Unanimous Written Consent, our Board of Directors approved the following compensation changes:

●	Danny Schoening’s employment agreement shall be amended to increase his annual bonus from a maximum of 30% to 60% of his base salary.

●	A $10 thousand monthly board advisory fee for Peter Benz (former board Chairman), through December 2017.

On June 14, 2017, through Unanimous Written Consent, our Board of Directors approved the following compensation changes for independent board members:

●	Increased the monthly fee paid to the remaining independent directors from $1,000 to $1,500 per month, effective immediately.

Credit Facility — Avidbank

On April 20, 2016, we amended our revolving credit facility with Avidbank. The new renewable revolving maturity date is January 22, 2018. The facility provides up to $2 million in financing against eligible receivables and is subject to meeting certain covenants including an asset coverage ratio test for up to twenty months. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six month period of $10,000.

●	Interest shall be paid monthly in arrears.

●	A facility fee of (0.5%) of the revolving line ($10,000) was due (and paid) on May 22, 2016 and each anniversary thereof for so long as the revolving credit facility is in effect.

●	The loan period is from April 20 through January 22, 2018 at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

●	Our obligations to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against us and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

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

On June 14, 2017, we issued 50,000 RSUs to Bill Bates, General Manager of the Applied Optics Center and a newly appointed board member. The RSUs will vest over three years as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020.

Public Offering

On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4,750,280.

New Product Development

On November 10, 2015, we entered into a retail sales relationship with Cabela’s Inc., to distribute our Red Tail Digital Spotting Scope, patented on July 11, 2017, as well as our new Stabilized Monocular. We are presently in negotiations to make these devices available via General Services Administration schedules for government personnel.

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

Specific product categories include:

●	Electronic sighting systems

●	Mechanical sighting systems

●	Laser protected plastic and glass periscopes

●	Non-laser protected plastic and glass periscopes

●	Howitzer sighting systems

●	M36 Thermal Day/Night Periscopes

●	M17 Day/Thermal Periscopes

●	Ship binoculars

●	Replacement optics (e.g. filters, mirrors)

●	Optical assemblies and laser filters

Product Line	Product Category
Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	ACOG Laser filter, Laser Filter Interface, Optical Assemblies

Location and Facility

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 5, 2017, we had 98 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house. We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of December 5, 2017, the Richardson facility operates with 61 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 5, 2017, the Applied Optics Center operates with 37 full time equivalent employees in a single shift operation.

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

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery, price). As of December 5, 2017, approximately 22% of our material requirements are single-sourced across 9 suppliers representing approximately 17% of our active supplier orders. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

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

The aforementioned licenses are valid for 48 months from date that each such license is issued as set forth on the table below (updated as of December 5, 2017).

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)	Value ($)
050490628	1/3/2014	1/2/2018	45,928
050490371	1/14/2014	1/13/2018	14,290
050497324	2/1/2014	1/31/2018	15,384
050497307	2/12/2014	2/11/2018	11,881
050497162	2/20/2014	2/19/2018	2,122
050501481	2/26/2014	2/25/2018	255,700
050504795	3/27/2014	3/26/2018	26,794
050511388	4/21/2014	4/20/2018	30,086
050510061	5/19/2014	5/18/2018	10,564
050521562	6/27/2014	6/26/2018	3,108
050521680	7/7/2014	7/6/2018	10,572
050521706	7/15/2014	7/14/2018	7,441
050521673	7/15/2014	7/14/2018	1,236
050521555	7/17/2014	7/16/2018	18,970
050530555	9/22/2014	9/21/2018	4,930
050537697	11/4/2014	11/3/2018	6,028
050539610	11/14/2014	11/13/2018	7,746
050486913	11/20/2014	11/19/2018	79,882
050490381	12/11/2014	12/10/2018	36,250
050546222	1/9/2015	1/8/2019	2,950
050549789	2/18/2015	2/17/2019	53,720
050549846	2/23/2015	2/22/2019	165,372
050549534	2/25/2015	2/24/2019	88,555
050549933	2/27/2015	2/26/2019	34,888
050549843	3/23/2015	3/22/2019	1,213

DSP - 5 licenses	Issue Date	Expiration Date (48 months of issue)	Value ($)
050553879	3/23/2015	3/22/2019	4,066
050553874	3/27/2015	3/26/2019	3,472
050553876	3/27/2015	3/26/2019	1,021
050560846	5/21/2015	5/20/2019	6,418
050560953	5/29/2015	5/28/2019	1,792
050561878	6/5/2015	6/4/2019	75,047
050562319	6/12/2015	6/11/2019	2,815
050560740	6/30/2015	6/29/2019	3,308
050565738	7/9/2015	7/8/2019	1,543
050566061	7/22/2015	7/21/2019	27,401
050561747	7/27/2015	7/26/2019	250
050565746	7/30/2015	7/29/2019	1,543
050568890	8/7/2015	8/6/2019	4,204
050570373	8/21/2015	8/20/2019	4,297
050571083	9/8/2015	9/7/2019	92,042
050574185	9/25/2015	9/24/2019	413,263
050581564	12/11/2015	12/10/2019	2
050581341	12/17/2015	12/16/2019	30,541
050582302	12/17/2015	12/16/2019	402
050581218	12/18/2015	12/17/2019	4,298
050573342	10/7/2015	10/6/2019	203,832
050581341	12/17/2015	12/16/2019	30,541
050573343	10/7/2015	10/6/2019	8,446
050582108	1/20/2016	1/19/2020	1,075
050586060	2/24/2016	2/23/2020	931
050598474	6/10/2016	6/9/2020	35,713
050596660	6/23/2016	6/22/2020	631
050598467	6/23/2016	6/22/2020	4,519
050601710	7/12/2016	7/11/2020	6,757
050596660	6/20/2016	6/19/2020	631
050607056	10/5/2016	10/4/2020	10,001
050587550	3/1/2016	2/29/2020	1
050602855	7/27/2016	7/26/2020	75,552
050603610	8/9/2016	8/8/2020	6,094
050596718	6/28/2016	6/27/2020	917
050612378	11/28/2016	11/27/2020	292,670
050612416	11/28/2016	11/27/2020	151,761
050612399	11/28/2016	11/27/2020	46,301
050612547	11/28/2016	11/27/2020	6,976
050612382	11/28/2016	11/27/2020	83,902
050612402	11/28/2016	11/27/2020	45,801
050615460	12/15/2016	12/14/2020	1,018,908
050615456	1/11/2017	1/10/2021	463,140
050615457	1/11/2017	1/10/2021	61,472
050624356	3/22/2017	3/21/2021	1,033,093
050629385	6/12/2017	6/11/2021	9,240
050635531	7/12/2017	7/11/2021	24,449
050643341	10/4/2017	10/3/2021	94,609

DSP - 6 Licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
060046631	10/22/2015	10/6/2019	$—
060046632	10/21/2015	10/6/2019	—

DSP -73 Licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
730053549	7/29/2015	7/28/2019	$30,000

BIS - 711 Licenses	Issue Date	Expiration Date (48 months of issue)	Total Contract Value ($)
D1083980	2/28/2017	2/27/2021	$4,744
D1083993	2/28/2017	2/27/2021	$2,875
D1083955	3/2/2017	3/1/2021	$1,176
D1085182	3/20/2017	3/19/2021	$46,032
D1085299	3/20/2017	3/19/2021	$45,800
D1085522	3/20/2017	3/19/2021	$2,966
D1085153	3/20/2017	3/19/2021	$1,614,572

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

The terms of our material contracts are as follows (updated as of October 30, 2017):

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Remaining Value(3) (millions)	Delivery Period

GDLS – Canada(4) Sighting Systems	Subcontract PO 35334144	FFPQ	$8.7	$1.2	Mid 2012 – May 2018

GDLS – Canada(5) Sighting Systems	Subcontract PO 35419634	FFPQ	$1.0	$0.5	June 2017- Mar 2018

General Dynamics(6) Periscopes	Subcontract PO 40242047	FFPQ	$1.3	$0.3	Aug 2016 – Apr 2018

GDLS - Canada (7) Periscopes	Subcontract PO 35506523	FFPQ	$1.5	$1.5	Dec 2017 – May 2020

Harris Corp (8) Laser Filters	Subcontract PO 35506523	FFPQ	$1.7	$0.5	June 2017 – Jan 2018

DLA Land at Aberdeen(9) Laser Filter Assemblies	Prime SPRBL1-17-D-0008	IDIQ	$1.6	$1.6	Jan 2018- Aug 2018

GDLS – Canada(10) Sighting Systems	Subcontract PO 35515590	FFPQ	$1.4	$1.4	Oct 2017- Sept 2020

DLA Land and Maritime (11) Periscopes	Prime SPE7LX17D0053	IDIQ	$1.5	$1.5	Oct 2017- Sept 2020
(1)	FFPQ – Firm fixed price and quantity, IDIQ – Indefinite delivery indefinite quantity, PP – Progress Billable. . Payment terms on shipments are net 30 or net-45 days.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to us. The total award value represents already awarded delivery order contracts. Based on our historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of October 30, 2017. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been our experience that these clauses are rarely invoked.
(4)	Contract was awarded on October 24, 2011 but effective November 4, 2011 as the date on which approved for disclosure by contractor. Total award value includes all statement of work change orders through June 26, 2016.
(5)	Contract award quantity added on December 3, 2013 as a follow on quantity to the original PO 35334144.
(6)	Contract quantity awarded on January 24, 2016.
(7)	Contract quantity awarded on December 14, 2016 for laser protected periscopes installed on Light Armored Vehicles in the Middle East.
(8)	Contract quantity awarded on March 30, 2017.
(9)	Five year IDIQ contract for Light Interference Filter Assemblies awarded on July 3, 2017. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017. On July 12, 2017 the first task delivery order DO-0001 was awarded for $1.6 million. The Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract.
(10)	Contract awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.

(11)	Three year IDIQ contract for periscopes awarded on September 18, 2017. The contract includes three base years and two option years. The based contract expires September 11, 2020. As of October 30, three task delivery orders have been awarded against the IDIQ for a total value of $1.5 million. The company expects to generate between $1.5 and $2.4 million in revenue over the next five year period from this contract.

Market Opportunity — U.S. Military

During the twelve months ending October 1, 2017, approximately 68% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2007 through 2016 and estimated spending through 2022. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. Military spending peaked at $678.1 billion in 2011. As of fiscal year 2017 the total projected military spending is projected to decline by 15.5% to $573.0 billion from the peak 2011 level. However, the military spending in the chart below depicts increased spending through 2022 of 11.8% with the largest increase of 8.5% occurring in the next fiscal year (2018). The projected increase of military procurement in fiscal 2018 represents an 8.1% increase over fiscal year 2017 levels. On November 16, 2017, the National Defense Authorization Act (NDAA) for fiscal year 2018 was sent to President Trump to sign into law after passing both the House of Representatives and the Senate. The NDAA authorizes total spending of $700 billion which includes the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2018, Table 3.2 Outlays by function and subfunction, 1962-2022.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2018 for major ground system programs. The total fiscal year 2018 budget request for major ground system programs is increased by 11.2% over the fiscal year 2017 levels and 16.7% over the fiscal year 2016 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

				FY 2018
Major Weapon System Summary				Base	OCO	Total
($ in Millions)		FY 2016	FY 2017	Budget	Budget	Request
Ground Systems - Joint Service
JLTV	Joint Light Tactical Vehicle	$366.2	$775.8	$1,141.6	$1.1	$1,142.7
Ground Systems - USA
AMPV	Armored Multi-Purpose Vehicle	213.0	184.2	393.5	253.9	647.4
FHTV	Family Of Heavy Tactical Vehicles	30.8	57.1	92.1	25.9	118.0
M-I	Abrams Tank Modification/Upgrades	504.7	898.7	632.4	581.5	1,213.9
PIM	Paladin Integrated Management	410.3	636.0	652.5	125.7	778.2
FMTV	Family of Medium Tactical Vehicles	334.0	352.8	84.7	—	84.7
Stryker	Stryker	1,191.0	735.4	178.2	—	178.2
Ground Systems - USMC
ACV	Amphibious Combat Vehicle	197.0	158.7	340.5	—	340.5
Total Ground Systems		$2,880.8	$3,022.9	$2,373.9	$987.0	$3,360.9

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2018 Budget Request”, May 2017

The U.S. government spending reductions in the last seven years have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. As a result of lower U.S. government spending from the peak 2011 levels, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

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

The following factors are important to the U.S. military:

●	Product reliability — failure can cost lives

●	Speed to delivery and adherence to delivery schedule

●	System life cycle extension

●	Low cost/best value

●	Visual aids for successful execution of mission objectives

●	Mission critical products specifically related to soldier safety.

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

●	Big Eye Binoculars — While the military application we produce is based on mature military designs, we own all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land based outposts for private commercial security as well as border patrols and regional law enforcement.

●	Night Vision Sight — We have manufactured the optical system for the NL-61 Night Vision Sight for the Ministry of Defense of Israel. This technology could be implemented for commercial applications.

●	Infrared Imaging Equipment — We manufacture and assemble infrared imaging equipment and components for Raytheon’s Thermal Imaging M36 Mount product and has recently added a low-cost, uncooled, thin film, thermal imager through its partnership with selective suppliers. This combined equipment and technology has potential applications with the border patrol, police and governmental or commercial security agencies.

●	Thin Film Coatings — The acquisition of the Applied Optics Center (AOC) also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

●	Optical Assemblies – Through the Applied Optics Center, we are utilizing our experience in military sighting systems to pursue commercial opportunities associated with products that incorporate multi-lens optical cell assemblies, bonded optical elements and mechanical assemblies. There are a wide variety of products in the medical, machine vision, automotive and outdoor recreation fields that can benefit from our capabilities. Support to domestic customers for these type products has driven significant increases in overall sales during the last two years.

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Harris Corporations, BAE, and NorcaTec), as a military supplier to foreign governments (Israel, Australia, South America and NAMSA) and also as a commercial optical assembly supplier (Nightforce Optics, Cabela’s). During the twelve months ended October 1, 2017, we derived approximately 86% of our gross business revenue from four major customers: U.S. government agencies (38%), Nightforce Optics, Inc. (22%), General Dynamics (19%), Harris Corporation (7%). We have approximately 100 discrete contracts for items that are utilized in vehicles, product lines and spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

The second model is a two by two matrix for products and customers.

	Existing Customers	New Customers

New Products		Chile M17 Day/Thermal
	USACC Binoculars	Brazil M17 Day/Thermal
	GDLS DDAN	Israel M17 Day/Thermal
Commercial Optical Lens
Commercial: Optical Lens, Spotting Scopes, Monocular Lens

Existing Products	USACC Periscopes, Back Up Sights,	Marines Sighting Systems
Binoculars, Vision Blocks,
	ACOG Filter Units	Commercial: Optical Lens, Spotting
	GDLS Periscopes, Collimators	Scopes, Monocular Lens
BAE Periscopes
L3- Laser Interface Filters
DLAOptical Elements

This product/customer matrix sets forth our four basic approaches:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

The product categories described in the above matrix are associated with the product lines set forth below:

Product Line	Product Category
Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN) and Optimized Weapon System Support (OWSS), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	ACOG Laser filter, Laser Filter Interface, Optical Assemblies

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

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products. While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We possess two utility patents.

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

On July 11, 2017, we were issued U.S. Patent No. D791,852 S, for our Red Tail Digital Spotting Scope. We have a retail sales relationship with Cabela’s Inc., to distribute these scopes. They are currently the only digital spotting scope offered by Cabela’s. Our Red Tail Digital Spotting Scopes also received a favorable review from Trigger Magazine in 2017.

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

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time, we consider our primary competitors for the Optex, Richardson site to be Kent Periscopes and Synergy International Optronics, LLC. The Applied Optics Center thin film and laser coatings products compete primarily with Materion-Barr, Artemis and Alluxa.

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

Employees

We had 100 full time equivalent employees as of October 1, 2017 which includes small temporary work forces to handle peak loads as needed. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees, who are not currently unionized.

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

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of October 1, 2017, the Richardson facility operates with approximately 62 full time equivalent employees in a single shift operation.

Our Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. We executed a new lease for the Applied Optics Center location, effective as of October 1, 2016, which was countersigned by the landlord on October 21, 2016. The term of the lease expires October 31, 2021. There are two renewal options available to the tenant, and each renewal term is five years in duration. As of October 1, 2017, Applied Optics Center operates with approximately 38 full time equivalent employees in a single shift operation.

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

We anticipate that our capital requirements will depend on many factors, including:

●	our ability to fulfill backlog;

●	our ability to procure additional production contracts;

●	our ability to control costs;

●	the timing of payments and reimbursements from government and other contracts, including but not limited to changes in federal government military spending and the federal government procurement process;

●	increased sales and marketing expenses;

●	technological advancements and competitors’ response to our products;

●	capital improvements to new and existing facilities;

●	our relationships with customers and suppliers; and

●	general economic conditions including the effects of future economic slowdowns, acts of war or terrorism and the current international conflicts.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Given the continued adverse economic conditions, the federal government has slowed its pace with regard to the release of orders for the U.S. military. Since we depend on orders for equipment for the U.S. military for a significant portion of our revenues, this slower release of orders will continue to have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of October 1, 2017, there was zero in accrued loss provisions for loss contracts or cost overruns.

Approximately 68% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

On November 16, 2017, the National Defense Authorization Act (NDAA) for fiscal year 2018 was sent to President Trump to sign into law after passing both the House of Representatives and the Senate. The 2018 NDAA authorizes total spending of $700 billion which includes a base spending authorization of $634 billion plus the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account. The bill authorizes a major hike in military spending over the 2017 NDAA authorization of $619 billion and sets defense spending well above the $549 billion base authorization cap under the 2011 Budget Control Act. There currently is no clear plan from Congress on how to provide additional money above the sequestration limit and changes in the sequestration law will require bipartisan support to reach a senate vote threshold of 60 to avoid a filibuster. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized in the Department of Defense budget request for 2018.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which renews on an annual basis and currently expires on December 1, 2018, and our Chief Financial Officer which expires on January 31, 2018, with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price. As of December 5, 2017, approximately 22% of our material requirements are single-sourced across 9 suppliers representing approximately 17% of our active supplier orders.  Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or minimally increased costs. We do not believe these single sourced materials to pose any significant risk to us as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for us to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 5, 2017.

Product Line	Supplier	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	Libra Industries	Digital camera system	Alternative source would take in excess of six months to qualify	This supplier is the designated replacement for Raytheon for the video system boards. One P.O. is currently in place to drive the transfer from Raytheon.

Periscopes	Newport Corp.	Metal mirrors for Driver periscopes	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule

Periscopes	Optical Security Inc.	Vision blocks for armored vehicles	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Brown Die Casting	Die-cast housings	Consolidated all die cast tooling at this supplier. Would take approximately six months to move tooling and re-qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Harbor Castings	Steel castings	Alternative source would take six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Lanzen	MIL Spec welded housings for vision blocks	Would take approximately 4-6 months to re-qualify a new supplier	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Product Line	Supplier	Supply Item	Risk	Purchase Orders

Other Big Eye	Corbett-Steeves Pattern Works	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center Coated Filters	Carter Glass Blowing	Quartz Blocks	Alternative source would take in excess of six months to develop and qualify	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center M22/M24 Binocular	FujiFilm North America	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. We warrant the quality of our products to meet customer requirements and be free of defects for twelve months subsequent to delivery. We establish reserves for warranty claims based on our historical rate of returned shipments against these contracts. There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products. Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers. Costs associated with warranty and product liability claims could materially affect our financial condition and results of operations.

We derive almost all of our revenue from four customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended October 1, 2017, we derived approximately 86% of our gross operating revenue from four customers: 38% from the U.S. Government (primarily Defense Logistics Agencies (DLA) and USACC-Warren), 22% from Nightforce Optics Inc., 19% from General Dynamics Land Systems Divisions, and 7% from Harris Corporation. Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by General Dynamics Land System Divisions, USACC-Warren, DLA or Nightforce Optics Inc. to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 79% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 60 discrete contracts with General Dynamics Land System Division and the U.S. Government (primarily USACC-Warren and DLA), and other prime contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We only possess four patents and rely primarily on trade secrets to protect our intellectual property.

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

On December 19, 2017, we had 8,590,101 shares of common stock outstanding, and (a) we have vested options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $600,100 and result in the issuance of an additional 60,010 shares of common stock, and (b) we have 78 shares of Series C preferred stock that, if fully converted into 4,167 common shares per preferred share, would result in the issuance of an additional 325,000 shares of common stock and (c) we have 4,125,200 warrants outstanding at an exercise price of $1.50 per share and (d) we have 182,000 granted unvested restricted stock units outstanding. Future sales of our common stock, warrants, options and Series C preferred stock may also adversely affect our stock price and our ability to raise funds in new offerings.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

●	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

●	speculation in the press or investment community;

●	wide fluctuations in stock prices, particularly with respect to the stock prices for other defense industry companies;

●	announcements of technological innovations by us or our competitors;

●	new products or the acquisition of significant customers by us or our competitors;

●	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

●	changes in management;

●	sales of common stock by directors and executive officers;

●	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

●	conditions and trends in the defense industry generally;

●	the announcement of acquisitions or other significant transactions by us or our competitors;

●	adoption of new accounting standards affecting our industry;

●	general market conditions;

●	domestic or international terrorism and other factors; and

●	the other factors described in this section.

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

Item 2  Properties

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 5, 2017, we had 98 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013 with a lease expiration of March 31, 2021. As of December 5, 2017, the Richardson facility operates with 61 full time equivalent employees in a single shift operation.

In November 2014, we also acquired a new business unit from L-3 Communications, Inc., which is described herein below under “Recent Events — Acquisition”. The acquisition, the Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. We executed a new lease for the Applied Optics Center location, effective as of October 1, 2016, which was countersigned by the landlord on October 21, 2016. The term of the lease expires October 31, 2021. There are two renewal options available to the tenant, and each renewal term is five years in duration. As of December 5, 2017, Applied Optics Center operates with approximately 37 full time equivalent employees in a single shift operation.

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

Period	High	Low
First Quarter 2015	$10.00	$10.00
Second Quarter 2015	$10.00	$8.00
Third Quarter 2015	$7.00	$5.00
Fourth Quarter 2015	$8.00	$8.00
First Quarter 2016	$7.30	$2.60
Second Quarter 2016	$3.50	$2.00
Third Quarter 2016	$2.60	$1.75
Four Quarter 2016	$2.75	$0.68
First Quarter 2017	$1.02	$0.59
Second Quarter 2017	$0.79	$0.59
Third Quarter 2017	$1.05	$0.66

Fourth Quarter 2017	$1.30	$0.90

On December 15, 2017, the closing price for our common stock as reported on the OTCQB was $1.07 per share.

Securities outstanding and holders of record

On December 19, 2017, there were approximately 80 shareholders of record for our common stock and 8,590,101 shares of our common stock issued and outstanding.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex recorded an additional $261 thousand in dividends payable as of October 1, 2017 for the fourth quarter declared dividends which were paid on October 19, 2017. The Company will review its working capital needs after the next two quarters dividend payments prior to determining any future dividends or amounts to be paid to our shareholders beyond April 2018.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $10.00 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 18, 2017, 71,070 options had been granted, 6,060 of these options had forfeited due to terminations or expiration, and 65,010 had vested of which 5,000 options were exercised. The outstanding vested and unvested options are 60,010 and zero, respectively.

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

As of December 18, 2017 there are 182,000 outstanding unvested restricted stock units remaining to vest of which 83,000 will vest on January 1, 2018.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, October 1, 2017, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 1, 2017, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with your reading of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

In the event a termination for convenience were to occur, Federal Acquisition Regulation clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract. In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from us. We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the Ccompany as defined by Federal Acquisition Regulation clause 52.249-8.

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

Recent Orders

●	In October 2016, we received a $0.8 million order from L-3 Communications for night vision goggle laser interference filter assemblies deliverable through March 2017.

●	In October 2016, we were awarded a $1.3 million portion of a commercial multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices to supply its optical assemblies. The units will be delivered in fiscal year 2017.

●	In November 2016, we were awarded a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million. Deliveries for the first order against this contract began in January 2017 and will continue through August 2017.

●	In December 2016, we were awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes installed into Light Armored Vehicles in the Middle East. The periscopes will be delivered over three years, with the first delivery beginning in December 2017.

●	In February 2017, we were awarded a $1.3 million award with a domestic manufacturer of premium optical devices for deliveries in fiscal year 2017.

●	In March 2017, we received a purchase order from a domestic defense contractor in the amount of $1.7 million to supply Laser Interference Filter (LIF) Assemblies supporting the U.S. Government spares for fielded night vision goggles. Deliveries will begin in June 2017 and continue through January 2018.

●	On July 3, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen for provision of night vision assemblies for the U.S. military. The Laser Interference Filter Assemblies will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017 at pricing set forth in the addenda to the contract. The contract calls for first article testing and has a guaranteed minimum of $50,000. Given prior contracts awarded to the Company through DLA, the Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract.

●	On September 11, 2017 we were awarded a $1.35 million contract by defense industry leader General Dynamics Land Systems-Canada, to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. This in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.

●	On September 18, 2017 was awarded a five year Indefinite-Delivery Indefinite-Quantity (IDIQ) contract through Defense Logistics Association (DLA) in support of the Abrams Main Battle Tank platform. The contract is expected to generate between $1.5M and $2.4 million in revenue over the next five year period for Optex Systems. As of October 30, three task delivery orders have been awarded against the IDIQ for a total value of $1.5 million.

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

In July 2017, Optex Systems was awarded a design patent on our “Red Tail” digital spotting scope. This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications. The device is designed to deliver high definition images with military grade resolution, but at commercial “off the shelf” pricing. Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet. Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either iOS or Android devices.

Recent Events

Stock Repurchase

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were cancelled thereby reducing the total shares outstanding of its common stock.

Sileas Corp.

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to us, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to cancel the remaining debt of $10,571,791 due under the Note. The remaining amount due under the Note is $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by us, over the next four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all of our shares owned by Sileas and previously pledged to Longview.

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

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended October 1, 2017 and October 2, 2016 reconciled to the Audited Consolidated Results of Operations as presented in Item 8,“Financial Statements and Supplementary Data”.

			Results of Operations Selected Financial Info by Segment (Thousands)

	Twelve months ending

	October 1, 2017				October 2, 2016
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,256	$7,291	$—	$18,547	$11,052	$6,227	$—	$17,279
Intersegment Revenues	—	1,694	(1,694)	—	—	1,892	(1,892)	—
Total Segment Revenue	11,256	8,985	(1,694)	18,547	11,052	8,119	(1,892)	17,279

Total Cost of Sales	9,099	7,728	(1,694)	15,133	8,891	7,229	(1,892)	14,228

Gross Margin	2,157	1,257	—	3,414	2,161	890	—	3,051
Gross Margin %	19.2%	14.0%	0.0%	18.4%	19.6%	11.0%	0.0%	17.7%

General and Administrative Expense (1)	2,595	435	180	3,210	2,604	507	851	3,962
Segment Allocated G&A Expense	(776)	776	—	—	(728)	728	—	—
Net General & Administrative Expense	1,819	1,211	180	3,210	1,876	1,235	851	3,962

Operating Income (Loss)	338	46	(180)	204	285	(345)	(851)	(911)
Operating (Loss) %	3.0%	0.5%	10.6%	1.1%	2.6%	(4.2%)	0.0%	(5.3%)

(Loss) Gain on Change in Fair Value of Warrants	—	—	(489)	(489)	—	—	739	739
Interest Expense	—	—	(19)	(19)	—	—	(36)	(36)

Net Income (Loss) before taxes	$338	$46	$(688)	$(304)	$285	$(345)	$(148)	$(208)
Net Income (Loss) %	3.0%	0.5%	—	(1.6%)	2.6%	(4.2%)	—	(1.2%)

(1) General and administrative expenses for the twelve months ending October 2, 2016 of $140 thousand associated with amortized stock compensation attributeable to executive/director restricted stock units has been restated from Optex Richardson to Other (non allocated costs and eliminations). Operating income (loss) for Optex Richardson and Other (non allocated costs and eliminations) as been restated to reflect the change. Other (non allocated costs and eliminations) includes $711 thousand in expenses attributable to warrants issued in the August 2016 public offering.

Our total external sales revenues increased by $1.2 million, or 6.9%, in 2017 over the 2016 revenue levels. The Optex Systems Richardson segment realized a $0.1 million, or 0.9%, increase in external revenue and the Applied Optics Center segment realized an increase of $1.1 million, or 17.7%, in external revenue over the prior year period. Intersegment revenues decreased by ($0.2) million during the 2017 year, from $1.9 million to $1.7 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross margin increased $0.4 million and the gross margin percentage increased by 1% point from 17.7% in 2016 to 18.4% in 2017. The gross margin and the gross margin percentages increased significantly in 2017 for the Applied Optics Center segments over 2016. The Applied Optics Center gross margin increased by $0.4 million and the gross margin percent increased by 3.1% points from 11.0% in 2016 to 14.1% in 2017 over the 2016 gross margin. U.S. government military spending has a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. During 2017, the Optex Systems gross margin percentage declined slightly to 19.2% in 2017 as compared to a gross margin percentage of 19.6% in 2016 primarily driven by changes in product mix between the years.

During the year ending 2017, the Applied Optics Center absorbed ($0.8) million of fixed general and administrative costs incurred by Optex Systems for support services, as compared to ($0.7) million in the prior year period. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Operating income increased significantly, by $1.1 million, in 2017, to $0.2 million, as compared to the prior year operating loss of ($0.9) million. The Applied Optics Center operating profit increased by $0.4 million, from a prior year operating loss of ($0.3) million to a 2017 operation income of $0.1 million. Optex Systems operating profit increased slightly, $0.04 million, in 2017 as compared to 2016 on higher revenue. The Other (non allocated costs and eliminations) operating loss in 2016 included ($0.7) million in non-recurring warrant expenses associated with the public offering in August 2016.

The net loss before taxes increased from the prior year by ($0.1) million, from a prior year net loss before taxes of ($0.2) million to a current year net loss before taxes of ($0.3) million. The increase in net loss year over year is primarily due increased operating profit of $1.1 million, offset by non cash related changes to the fair value of warrants of ($1.2) million from a gain of $0.7 million 2016 to a loss of ($0.5) million 2017.

Backlog

Backlog as of October 1, 2017 was $15.7 million as compared to a backlog of $12.0 million as of October 2, 2016, representing an increase of 30.8%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of October 1, 2017.

		(Millions)
Product Line	Q1 2018	Q2 2018	Q3 2018	Q4 2018	2018 Delivery	2019+ Delivery	Total Backlog 10/1/2017	Total Backlog 10/2/2016	Variance	% Chg
Periscopes	2.0	1.2	0.5	—	3.7	1.2	4.9	3.4	1.5	44.1%
Sighting Systems	0.5	1.0	0.8	0.1	2.4	1.7	4.1	3.2	0.9	28.1%
Other	0.2	0.3	0.1	—	0.6	—	0.6	2.3	(1.7)	(73.9%)
Optex Systems - Richardson	2.7	2.5	1.4	0.1	6.7	2.9	9.6	8.9	0.7	7.9%
Applied Optics Center - Dallas	1.8	1.8	1.5	0.9	6.0	0.1	6.1	3.1	3.0	96.8%
Total Backlog	4.5	4.3	2.9	1.0	12.7	3.0	15.7	12.0	3.7	30.8%

During 2017, Optex Systems Holdings received new orders totaling $22.3 million, a 26.7% increase, as compared to new orders of $17.6 million during the prior year. The 2017 orders consist of $8.6 million in support of our periscope product line, $10.3 million attributable to the Applied Optics Center and $2.1 million attributable to sighting systems and support, and $1.3 million in other products. Approximately 39.1% or $8.7 million of the orders received in fiscal year 2017 were delivered within the year, with $10.6 million deliverable in 2018 and the remaining $3.0 million balance to be delivered in fiscal year 2019 and beyond. As of October 1, 2017 our shippable backlog for fiscal year 2018 is $15.7 million. As of December 5, 2017, Optex Systems Holdings, Inc. has received additional new orders of $2.5 million, which includes $1.3 million in periscopes, $0.7 million in sighting systems, $0.3 million in Optex other and $0.2 million of Applied Optics Center products for deliveries in fiscal year 2018. We expect our orders during fiscal year 2018 to meet or exceed the fiscal year 2017 orders, with a substantial portion, approximately 35-40%, to be deliverable within the fiscal year 2018 period.

Military spending has been negatively impacted by the Budget Control Act of 2011, which was passed in August 2011. The Budget Control Act mandated a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. The sequestration caps were eased during the 2016 and 2017 fiscal years as Congress passed the Bipartisan Budget Act of 2015.

We believe that the defense industry effects of the sequestration from 2011 have reached a plateau and we will begin to see small but steady increases in defense military procurement orders in the coming years. On November 16, 2017, the National Defense Authorization Act (NDAA) for fiscal year 2018 was sent to President Trump to sign into law after passing both the House of Representatives and the Senate. The 2018 NDAA authorizes total spending of $700 billion which includes a base spending authorization of $634 billion plus the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account. The bill authorizes a major hike in military spending over the 2017 NDAA authorization of $619 billion and sets defense spending well above the $549 billion base authorization cap under the 2011 Budget Control Act. There currently is no clear plan from Congress on how to provide additional money above the sequestration limit and changes in the sequestration law will require bipartisan support to reach a senate vote threshold of 60 to avoid a filibuster. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized in the Department of Defense budget request for 2018.

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

Optex Systems - Richardson:

Backlog for our periscope product line has increased 44.1% or $1.5 million to $4.9 million, from our ending 2016 fiscal year level of $3.4 million. We attribute the increased backlog in 2017 to delayed timing of U.S. government contract awards during the fourth quarter of 2016 combined with increased orders in the current fiscal year. Our total periscope contract awards for fiscal 2017 totaled $8.6 million as compared to $7.8 million in the fiscal year 2016. Optex Systems, Inc. has experienced an increase in US government demand for laser protected periscopes in support of ongoing maintenance of US combat vehicles in addition to increased orders for foreign markets in support of Saudi Arabia’s Light Armored Vehicle, Morocco’s conversion of M1A1 vehicles to the situational awareness configuration and US Department of State Foreign Military Sales (FMS) in support of the M113 Periscope Upgrade program for Brazil. During fiscal year 2017 we received a large award consisting of a $1.5 million contract for laser protected periscopes from Defense Logistics Agency (DLA). The award is the first delivery order against a 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA totaling $5.99 million. In addition, Optex was awarded a $1.5 million purchase order from one of the world’s largest defense companies for laser protected periscopes. These periscopes are installed into Light Armored Vehicles in the Middle East and will be delivered over the next three years beginning in December 2017. During the last quarter of fiscal year 2017 Optex was awarded an additional 5-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract with DLA in support of the Abrams Main Battle Tank platform. The total contract is expected to generate between $1.5 million and $2.4 million in revenue over the next five year period for Optex Systems. On September 29, 2017 we received our first task order delivery award of $0.5 million, with an additional $1.0 million awarded in two separate task orders on October 23, 2017 subsequent to the fiscal 2017 year end.

Sighting Systems backlog increased by $0.9 million or 28.1% in the last twelve months. In September 2017, we received a substantial contract award of from General Dynamics Land Systems- Canada of $1.35 million to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. This in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles. We continued to deliver against our existing M36 DDAN sighting systems contract. We anticipate the possibility of new sighting systems orders for DDANs as well as similar sighting systems for delivery beyond 2018. Our current sighting system backlog deliveries have been scheduled through the third quarter of fiscal 2018.

Our backlog in other product groups decreased by ($1.7) million or 73.9% from $2.3 million in 2016 to $0.6 million in 2017. The decrease is driven by lower orders for collimator assemblies and cable periscope assemblies. In 2016 we books two large orders which were shipped during 2017. We continue to bid on new orders within these product groups and anticipate new orders on these products throughout 2018.

Applied Optics Center – Dallas

The Applied Optics Center backlog increased by $3.0 million, or 98.6%, for the year ending 2017 from $3.0 million in 2016 to $6.1 million in 2017. Significant new orders booked during the year consisted of a $0.8 million order from L-3 Communications, a $1.7 million order from a domestic defense contractor to supply night vision goggle laser interference filter assemblies and commercial purchase orders totaling $4.9 million against a multi-year strategic supplier agreement for optical assemblies and $1.6 million in task orders for night vision assemblies for the U.S. military against a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen The total expected value of the IDIQ contract is between $8.4 and $12.4 million in revenue over the next five year period.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the fiscal year 2017, the Applied Optex Center received intracompany orders for laser coated filters in support of Optex periscopes of $1.7 million, as compared to $1.9 million in the prior year.

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

Twelve month period ended October 1, 2017 compared to the twelve month period ended October 2, 2016

Revenues:

The table below details the revenue changes by segment and product line for the year ended October 1, 2017 as compared to the year ended October 2, 2016.

	Twelve months ended
	(Millions)

Product Line	October 1, 2017	October 2, 2016	Variance	% Chg
Periscopes	$7.1	$8.1	$(1.0)	(12.3)
Sighting Systems	1.1	1.8	(0.7)	(38.9)
Other	3.0	1.2	1.8	150.0
Optical Systems – Richardson	11.2	11.1	0.1	0.9
Applied Optics Center – Dallas	7.3	6.2	1.1	17.7
Total Revenue	$18.5	$17.3	$1.2	6.9

Our total revenues increased by $1.2 million, or 6.9%, in 2017 over the 2016 revenue levels. The Optex Systems Richardson segment realized a $0.1 million, or 0.9%, increase in revenue and the Applied Optics Center segment realized an increase of $1.1 million, or 17.7%, in revenue over the prior year period. Approximately 39.1% of our total revenue recognized during the fiscal year was from new orders booked during the twelve months ending October 1, 2017.

Revenues decreased by ($1.0) million or (12.3%) on our periscope line during the twelve months ended October 1, 2017 as compared to the twelve months ended October 2, 2016. Revenue decreased during the current year from the prior year primarily due to lower revenue on glass periscopes of ($0.5) million for the US government and lower revenue of ($0.5) million on foreign M17 day thermal periscopes for contracts which were completed in 2016. Based on our strong ending September backlog of $4.9 million and new orders of $1.3 million received in the first quarter of fiscal 2018, we expect our 2018 periscope revenues to meet or exceed the 2017 levels with a strong first quarter backlog schedule.

Revenues on sighting systems declined by ($0.7) million, or (38.9%) from the prior year period . Deliveries on our backlog for DDAN sighting systems which were previously pending qualification testing, receipt of long lead materials and export licensing were delayed throughout the first half of 2017. We resumed production on these units in June and are anticipated higher production levels through the third quarter of 2018.

Revenue on other product lines increased by $1.8 million, or 150%, compared to revenues in the prior year as we completed first article testing and shipped $1.6 million in collimator assembly units against orders received from two U.S. military customers in 2016. In addition, we increased shipments by an additional $0.3 million in cable periscope assemblies against an U.S military order booked in 2016, the increases were offset by lower revenue of ($0.1) million on other smaller orders. We continue to bid on smaller miscellaneous spare orders on an ongoing basis.

The Applied Optics Center external revenue increased by $1.1 million, or 17.7%, during the 2017 fiscal year as compared to the prior year period due to increased deliveries on commercial optical assemblies of $1.4 million and increased revenue in laser coated filters $0.6 million and other AOC products of $0.4 million which was offset by reductions in ACOG 36MM filters of ($1.3) for a contract shipped complete in fiscal year 2016. As are entering fiscal 2018 with a very strong backlog of $6.1 million, a 96.8% increase over the prior year ending backlog, we expect the Applied Optics Center revenue to remain strong through the second quarter with additional orders anticipated for delivery the second half of the year.

Gross Margin. The gross margin during the period ending October 1, 2017 was 18.4% of revenue as compared to a gross margin of 17.7% of revenue for the period ending October 2, 2016. Cost of sales increased by $0.9 million to $15.1 million for the fiscal year ending 2017 compared to $14.2 million for the fiscal year ending 2016. The increased cost of sales was primarily driven by higher revenues. The gross margin increased by $0.3 million to $3.4 million in 2017 as compared to $3.1 million in 2016. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements at the Applied Optics Center combined with changes in product mix between the respective years.

G&A Expenses.  During the fiscal year ended October 1, 2017, we recorded operating expenses of $3.2 million as opposed to $4.0 million during the period ending October 2, 2016, a decrease of ($0.8) million or (17.5%).  The decrease in general and administrative expenses in the year ending 2017 as compared to the year ending 2016 is primarily attributable to ($0.9) million non-recurring expenses incurred in 2016 attributable to the August 2016 public offering offset by increased spending of $0.1 million in 2017 for the executive and management incentive plans.

Operating Income (Loss). During the period ending October 1, 2017, we recorded operating income of $0.2 million as compared to an operating loss of ($0.9) million during the period ending October 2, 2016. The $1.1 million increase in operating income in the current year over the prior year is primarily due to the increased gross margin of $0.3 million on higher revenue and reduced general and administrative costs of $0.8 million in 2017 as compared to 2016.

Net loss applicable to common shareholders. During the year ended October 1, 2017, we recorded a net loss applicable to common shareholders of ($0.3) million as compared to net loss applicable to common shareholders of ($1.4) million during the year ended October 2, 2016. The decreased loss of $1.1 million is primarily attributable to a decrease in operating losses of $1.1 million. In addition during 2016 we realized a ($0.7) million gain the the change in fair value of warrants, as compared to a loss on the change in fair value of warrants of ($0.5) million in 2017 which was offset by $1.2 million in premiums on preferred stock for the beneficial conversion features recognized on Series A and Series B preferred incurred during 2016. The Series A and Series B preferred shares were converted or redeemed in full during 2016, thus there is no remaining premiums related to a beneficial conversion feature on those shares.

Liquidity and Capital Resources

As of October 1, 2017, Optex Systems Holdings had working capital of $8.0 million, as compared to $8.6 million as of October 2, 2016. During the year ended October 1, 2017, the Company experienced a net loss of ($0.3) million as compared to a net loss of $(1.4) million, and an increase in revenues of $1.2 million, or 6.9%, up to $18.5 million, from $17.3 million, as compared to the prior year ended October 2, 2016.  New orders increased 26.7% to $22.3 million, as compared to new orders of $17.6 million during the prior year. Backlog has increased by $3.7 million, or 30.8% to 15.7 million over the prior year backlog of 12.0 million. Approximately 39.1% of annual revenue is derived from new orders booked during the fiscal year.

U.S. military spending has been significantly reduced from the 2011 peak spending levels as a result of a decrease in military operations in Iraq and Afghanistan and due to Congressional sequestration cuts to defense spending created by the Budget Control Act of 2011, which began in fiscal year 2013. As a result of lower U.S. government defense spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. On November 16, 2017, the National Defense Authorization Act (NDAA) for fiscal year 2018 was sent to President Trump to sign into law after passing both the House of Representatives and the Senate. The 2018 NDAA authorizes total spending of $700 billion which includes a base spending authorization of $634 billion plus the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account. The bill authorizes a major hike in military spending over the 2017 NDAA authorization amount of $619 billion and sets defense spending well above the $549 billion base authorization cap under the 2011 Budget Control Act. Currently, there is no clear plan from Congress on how to provide the additional money above the sequestration limit as changes in the sequestration law will require bipartisan support to reach a vote threshold of 60 senators to avoid a filibuster. We are cautiously optimistic that the defense industry effects of the sequestration from 2011 have reached a plateau and we will begin to see small but steady increases in defense military procurement orders in fiscal year 2018 and upcoming fiscal years. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt.  The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At October 1, 2017, the Company had approximately $1.7 million in cash and an outstanding payable balance of $0.3 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of October 1, 2017, our outstanding accounts receivable was $3.1 million. We expect the accounts to be collected during the first quarter of fiscal 2017. The Company expects to incur net income and positive cash flow from operating activities throughout 2018 on higher projected revenue growth combined with increased gross margin related to existing and planned productivity and cost efficiency improvements. Although our 2017 year end net loss was ($0.3) million; it marked a significant improvement of $1.1 million from the prior year net loss of ($1.4) million. Our net income during the final quarter of 2017 was $0.5 million, a significant increase in profitability, offsetting much the ($0.8) million in losses incurred during the first three quarters of the fiscal year. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure.  We are entering 2018 with a strong $15.7 million backlog, 30.8% higher than the prior year end with increased orders booked during 2017 fiscal year. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were cancelled thereby reducing the total shares outstanding of its common stock.

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex recorded an additional $261 thousand in dividends payable as of October 1, 2017 for the fourth quarter declared dividends which were in paid on October 19, 2017, in the first quarter of 2018. The Company expects to pay additional dividends totaling $522 thousand through April 2018, $261 thousand per quarter, covering the first two quarters of 2018 ending in March. The Company will review its working capital needs after the second fiscal quarter prior to determining any future dividends or amounts to be paid to our shareholders beyond April 2018.

Period from October 2, 2016 through October 1, 2017

Cash and Cash Equivalents.  As of October 1, 2017, we had cash and cash equivalents of $1.7 million as compared to $2.6 million as of October 2, 2016, a decrease in cash and cash equivalents of ($0.9) million.

Net Cash (Used by) Provided by Operating Activities.  Net cash provided by operating activities during the period beginning October 2, 2016 and ending October 1, 2017 was zero. The primary use of cash provided by operations was driven by increased inventory of ($1.4) million in support of higher revenue levels projected for 2018, increased accounts receivable of ($1.2) million due to substantially higher shipments during the fourth quarter which will be paid during the first quarter of 2018 and an operating loss of ($0.3) million. These were offset by increased accounts payable and accrued expenses of $1.3 related to inventory purchases and increased operating costs driven by production increases, increased customer deposits on new orders of $0.4, non-cash expenses included in net loss of $1.1 million and other working capital changes of $0.1 million

Net Cash (Used) by Investing Activities.  In the twelve months ended October 1, 2017, cash used by investing activities was ($0.1) million for new asset purchases used in support of production.

Net Cash (Used) by Financing Activities. Net cash used in financing activities was ($0.8) million during the twelve months ended October 1, 2017 due to the repurchase of outstanding common stock of ($0.5) million in May 2017 and dividend payments in July 2017 of ($0.3) million. As of October 1, 2017, the outstanding line of credit balance was $0.3 million

Critical Accounting Policies

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

Estimated Costs at Completion and Accrued Loss on Contracts:  Optex Systems Holdings reviews and reports on the performance of its long term contracts and production orders against the respective resource plans for such contracts/orders. These reviews are summarized in the form of estimates at completion. Estimates at completion include Optex Systems Holdings’ incurred costs to date against the contract/order plus management’s current estimates of remaining amounts for direct labor, material, other direct costs and subcontract support and indirect overhead costs based on the completion status and future contractual requirements for each order.

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of October 1, 2017 there was $0 in contract loss reserves. As of October 2, 2016 the contract loss reserves were $0 thousand.

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

During the twelve months ending October 2, 2016, Optex Systems Holdings had preferred stock outstanding, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock was perpetual, with no stated maturity date, and the conversions could occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. The August 26, 2016 public offering triggered a reset of the preferred stock conversion rate from $2.50 per common share to $1.20 per common share on our Series A and Series B preferred shares and resulted in a $0.8 million beneficial conversion feature. The public offering also included a beneficial conversion feature of $0.4 million at the August 26, 2016 commitment date of the 400 shares of Series C preferred stock issued in the offering, based on the effective conversion price of the shares, net of the allocated warrant proceeds. During the twelve months ending October 2, 2016, Optex Systems Holdings recognized a total preferred stock dividend of $1.2 million as a result of the beneficial conversion features triggered on the existing and new issues of preferred shares. There were no preferred shares outstanding during the twelve months ending October 1, 2017 subject to subsequent beneficial conversion features, thus there was zero preferred stock dividends recognized during the period.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on those estimates, management has determined that the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. As of October 1, 2017 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.6) million against deferred tax assets of $4.6 million.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are detailed under Note 3 of Item 8 “Financial Statements and Supplementary Data” of this report.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Optex Systems Holdings, Inc. (the Company) as of October 1, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optex Systems Holdings, Inc. as of October 1, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Whitley Penn LLP

December 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Optex Systems Holdings, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. (the Company) as of October 2, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

December 22, 2016 (February 21, 2017 as to Note 13)

Austin, Texas

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)

	October 1, 2017	October 2, 2016

ASSETS

Cash and Cash Equivalents	$1,682	$2,568
Accounts Receivable, Net	3,125	2,095
Net Inventory	7,614	6,214
Prepaid Expenses	63	120
Current Assets	12,484	10,997

Property and Equipment, Net	1,460	1,651

Other Assets
Prepaid Royalties - Long Term	60	90
Security Deposits	23	23
Other Assets	83	113

Total Assets	$14,027	$12,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,362	$706
Dividends Payable	261	—
Accrued Expenses	1,450	810
Accrued Warranties	174	28
Customer Advance Deposits	927	559
Credit Facility	300	300
Current Liabilities	4,474	2,403

Warrant Liability	3,607	3,118
Total Liabilities	8,081	5,521

Stockholders’ Equity
Preferred Stock Series C ($0.001 par 400 authorized, 174 and 360 issued and outstanding, respectively)	—	—
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,190,101 and 8,266,601 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	26,411	26,879
Accumulated Deficit	(20,473)	(19,647)
Stockholders’ Equity	5,946	7,240

Total Liabilities and Stockholders’ Equity	$14,027	$12,761

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except share and per share data)
	Twelve months ended

	October 1, 2017	October 2, 2016

Revenue	$18,547	$17,279

Cost of Sales	15,133	14,228
Gross Margin	3,414	3,051

General and Administrative Expense	3,210	3,962
Operating Income (Loss)	204	(911)

(Loss) Gain on Change in Fair Value of Warrants	(489)	739
Interest Expense	(19)	(36)
Other Expense	(508)	703

Loss Before Taxes	(304)	(208)

Current Income Taxes (Benefit)	—	—
Deferred Income Taxes (Benefit)	—	—
Net Loss After Taxes	(304)	(208)

Preferred stock dividend/premium	—	(1,203)

Net (loss) applicable to common shareholders	$(304)	$(1,411)

Basic and diluted (loss) per share	$(0.04)	$(0.91)

Weighted Average Common Shares Outstanding - basic and fully diluted	7,995,092	1,546,774

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	October 1, 2017	October 2, 2016

Cash flows from operating activities:
Net loss	$(304)	$(208)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	337	345
Loss (gain) on change in fair value of warrants	489	(739)
Noncash interest expense	—	(17)
Stock compensation expense	220	192
(Use of) provision for inventory valuation	(34)	60
(Gain) loss on sale of fixed assets	(38)	5
(Increase) decrease in accounts receivable	(1,185)	771
Increase in inventory (net of progress billed)	(1,366)	(562)
Decrease in prepaid expenses	57	51
Increase in accounts payable and accrued expenses	1,296	130
Increase in accrued warranty costs	146	—
Decrease in prepaid royalties - long term	30	30
Increase (decrease) in customer advance deposits	368	(597)
Total adjustments	320	(331)
Net cash provided by (used in) operating activities	16	(539)

Cash flows (to) from investing activities
Purchases of property and equipment	(149)	(34)
Proceeds from sale of fixed assets	41	4
Net cash used in investing activities	(108)	(30)

Cash flows from (to) financing activities
Dividends paid	(261)	—
Net proceeds from sale of common stock	—	4,750
Redemption of preferred stock	—	(1,751)
Deferred public offering costs	—	(45)
Cash paid for taxes withheld on net settled restricted stock unit share issue	(15)	—
Proceeds (to) credit facility (net)	—	(500)
Proceeds (to) stock repurchase	(518)	—
Net cash (used in) provided by financing activities	(794)	2,454
Net (decrease) increase in cash and cash equivalents	(886)	1,885
Cash and cash equivalents at beginning of period	2,568	683
Cash and cash equivalents at end of period	$1,682	$2,568

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$155	$—
Exchange of preferred stock for common stock	930	6,939
Beneficial conversion features on preferred stock	—	1,203
Fair value of warrants issued for underwriter expenses in public offering	—	156
Dividends declared and unpaid	261	—
Cash paid for interest	19	53

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common Shares Outstanding	Series A Preferred Shares	Series B Preferred Shares	Series C Preferred Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity

Balance at September 27, 2015	314,867	1,001	994	—	$—	$26,394	$(18,236)	$8,158

Stock Compensation Expense	—	—	—	—	—	192	—	192

Issue of Shares - DTC/CEDE fractional roundup correction for reverse split 12/8/15	247	—	—	—	—	—	—	—

Conversion of Preferred Series B (10/23/15)	16,031	—	(25)	—	—	—	—	—

Conversion of Preferred Series A (3/27/16)	1,250,000	(456)	—	—	2	(2)	—	—

Conversion of Preferred Series B (7/6/16)	109,291	—	(167)	—	—	—	—	—

Conversion of Preferred Series A (8/10/16)	25,000	(9)	—	—	—	—	—	—

Issue of Common Shares for Investor Relations (IRTH)	40,000	—	—	—	—	—	—	—

Issuance of Common Stock 8/26/2016	2,291,900	—	—	400	2	4,748	—	4,750

Fees on Share Offering paid by Optex	—	—	—	—	—	(45)	—	(45)

Redemption of Series A & Series B Preferred Shares 8/26/2016	—	(66)	(796)	—	—	(1,751)	—	(1,751)

Conversion of Series A & Series B Preferred Shares 8/26/2016	2,698,431	(470)	(6)	—	3	(3)	—	—

Fair Value of Warrants Issued in Offering 8/26/2016	—	—	—	—	—	(3,856)	—	(3,856)

Conversions of Series C Preferred Shares	166,667	—	—	(40)	—	—	—	—

Ratchet on Preferred Series A 3/27/16 Conversion (10/18/16)	1,354,167	—	—	—	1	(1)	—	—

Beneficial Conversion Feature on Preferred Stock -Dividend/Premium	—	—	—	—	—	1,203	(1,203)	—

Net (loss)	—	—	—	—	—	—	(208)	(208)

Balance at October 2, 2016	8,266,601	—	—	360	$8	$26,879	$(19,647)	$7,240

Stock Compensation Expense	—	—	—	—	—	220	—	220

Shares issued in settlement of 68,000 vested restricted stock units on 1/4/17, net of tax withheld shares of 22,201	45,799	—	—	—	—	(15)	—	(15)

Return and cancellation of Sileas held Common Shares in exchange for Accounts Recievables due from Sileas	(197,299)	—	—	—	—	(155)	—	(155)

Conversions of Series C Preferred Shares	775,000	—	—	(186)	1	(1)	—	—

Stock Buyback and Cancellation	(700,000)	—	—	—	(1)	(517)	—	(518)

Declared Dividends	—	—	—	—	—	—	(522)	(522)

Net (loss)	—	—	—	—	—	—	(304)	(304)

Balance at October 1, 2017	8,190,101	—	—	174	$8	$26,411	$(20,473)	$5,946

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

Optex Systems, Inc. operated as a privately-held Delaware corporation until March 30, 2009, when, as a result of a reverse merger transaction consummated pursuant to a reorganization agreement dated March 30, 2009, it became a wholly-owned subsidiary of Optex Systems Holdings. Sileas was the majority owner (parent) of Optex Systems Holdings, until June 9, 2017. On June 9, 2017, Sileas entered into a transaction with Longview to settle its original February 20, 2009 Note with Longview in exchange for 2,798,782 common shares of Optex Systems Holdings common stock owned by Sileas, a $250,000 cash payment and a Note to Longview of $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis. See Note 9. As a result of the transaction, Longview owns 34.2% of the issued and outstanding equity interests in Optex Systems The financial statements of Optex Systems Holdings represent subsidiary statements and do not include the accounts of its majority owner.

Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of October 1, 2017, Optex Systems Holdings operated with 100 full-time equivalent employees.

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

Segment Reporting: FASB ASC 280 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Segments are determined based on differences in products, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The FASB ASC 280 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements.

Fiscal Year:  Optex System Holdings’ fiscal year ends on the Sunday nearest September 30.  Fiscal year 2016 ended on October 1, 2017 and included 53 weeks.  Fiscal year 2016 ended on October 2, 2016 and included 53 weeks.

Fair Value of Financial Instruments:  FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses credit facilitied and warrant liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of fiscal years ended October 1, 2017 and October 2, 2016. The carrying value of the balance sheet financial instruments included in Optex Systems Holdings’ consolidated financial statements approximated their fair values.

The carrying value of the balance sheet cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and credit facilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

The methods, significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities are discussed further in Note 13 “Warrant Liabilities”. Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

Cash and Cash Equivalents:  For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $1,682 thousand in cash on deposit with our bank. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts. We are exploring options to invest a portion of the excess cash into short term treasuries covered by federal deposit insurance in the near term.

Concentration of Credit Risk: Optex Systems Holdings’ revenues and accounts receivables for fiscal year ended October 1, 2017 are derived from sales to U.S. government agencies (38%), General Dynamics (19%), Nightforce Optics, Inc. (22%) and all other contractors (21%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of October 1, 2017 and October 2, 2016, Optex Systems Holdings had an allowance for doubtful accounts of $2 thousand and $42 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal year 2017 we recognized income of ($12) thousand related to bad debt expense deemed as uncollectible in 2016 which was subsequently paid in 2017. In the fiscal year 2016 there was $36 thousand in bad debt expenses associated with uncollectable accounts.

Inventory: Inventory is recorded at the lower of cost or market, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. Under arrangements by which progress payments are received against certain contracts, the customer retains a security interest in the undelivered inventory identified with these contracts.  Payments received for such undelivered inventory are classified as unliquidated progress payments and deducted from the gross inventory balance.  As of October 1, 2017 and October 2, 2016 inventory included:

	(Thousands)
	As of October 1, 2017	As of October 2, 2016
Raw Materials	$5,931	$4,655
Work in Process	2,859	2,830
Finished Goods	441	380
Gross Inventory	9,231	7,865
Less: Inventory Reserves	(1,617)	(1,651)
Net Inventory	$7,614	$6,214

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12 month warranty experience rate and may adjust the warranty accrual as required to cover any additional anticipated warranty costs related to prior shipments. As of October 1, 2017 and October 2, 2016, the existing warranty reserve balances of $174 thousand and $28 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. The increase in warranty reserves of $146 thousand during the twelve months ending October 1, 2017 from the prior year balance represents additional expenses recognized during 2017 related to quality issues encountered on our Applied Optics Center optical assemblies during the year for returned products requiring repairs or replacements. We believe we have made sufficient improvements to the production process to reduce the return rate on any future shipments but we will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data until the current warranty backlog is depleted.

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

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of October 1, 2017, Optex Systems, Inc. had a balance of $927 thousand in customer advance deposits related to multiple contracts for our sighting system product line. The products associated with the sighting systems customer deposits generally have a high material content with long lead items which require purchase well in advance of final product delivery. We expect the deliveries against these contracts extend into the fourth quarter of fiscal year 2018. Of the total collected customer advance deposits, $927 thousand relate to short term customer advance deposits for deliveries to occur within the next twelve months.

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

If an estimate at completion indicates a potential overrun against budgeted resources for a fixed price contract/order, management first attempts to implement lower cost solutions that will profitably meet the requirements of the fixed price contract. If such solutions do not appear practicable, management makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither cost reduction nor renegotiation appears probable, an accrual for the contract loss/overrun is recorded against earnings and the loss is recognized in the first period the loss is identified based on the most recent estimates at completion of the particular contract or product order. As of October 1, 2017 and October 2, 2016 the contract loss reserves were $0 thousand.

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

In some cases, Optex Systems Holdings may receive orders subject to subsequent price negotiation on contracts exceeding the federal government simplified acquisition threshold of $750,000.  These “undefinitized” contracts are considered firm contracts but as Cost Accounting Standards Board covered contracts, they are subject to the Truth in Negotiations Act disclosure requirements and downward only price negotiation.  As of October 1, 2017 and October 2, 2016, Optex Systems had no booked orders that fell under this criterion.

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

During the twelve months ending October 2, 2016, Optex Systems Holdings had preferred stock outstanding, convertible into common shares, containing beneficial conversion features at inception as well as potential beneficial conversion features that could be triggered by future adjustments to the conversion price. Because our preferred stock was perpetual, with no stated maturity date, and the conversions could occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. The August 26, 2016 public offering triggered a reset of the preferred stock conversion rate from $2.50 per common share to $1.20 per common share on our Series A and Series B preferred shares and resulted in a $0.8 million beneficial conversion feature. The public offering also included a beneficial conversion feature of $0.4 million at the August 26, 2016 commitment date of the 400 shares of Series C preferred stock issued in the offering, based on the effective conversion price of the shares, net of the allocated warrant proceeds. During the twelve months ending October 2, 2016, Optex Systems Holdings recognized a total preferred stock dividend of $1.2 million as a result of the beneficial conversion features triggered on the existing and new issues of preferred shares. There were no preferred shares outstanding during the twelve months ending October 1, 2017 subject to subsequent beneficial conversion features, thus there was zero preferred stock dividends recognized during the period.

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies and results of recent operations. Based on those estimates, management has determined that the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

As of October 1, 2017 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.6) million against deferred tax assets of $4.6 million due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our improved earnings performance during the final quarter of fiscal year ending October 1, 2017, and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We believe the change in the valuation allowance could approximate $2.0 million, assuming a change in tax rate from 34% to 21%. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve and the corporate tax rate in effected at that time.

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

For the twelve months ended October 1, 2017, 4,125,200 warrants, 174 Series C preferred stock (convertible into 725,000 common shares) and 56,260 stock options and 182,000 unvested restricted stock units were excluded as anti-dilutive due to the net loss attributable to common shareholders during the years. For the twelve months ended October 2, 2016, 4,125,200 warrants, 360 Series C preferred stock (convertible into 1,500,000 common shares) and 52,840 stock options and 200,000 unvested restricted stock units were excluded as anti-dilutive due to the net loss attributable to common shareholders during the years.

Note 3 — Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on October 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are currently assessing the potential impact of ASU 2017-09 on our consolidated financial statements and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on October 1, 2018. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning October 2, 2017. There was no material effect of the new provisions on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows

In July 2015, FASB issued ASU 2015-11—Inventory (Topic 330): “Simplifying the Measurement of Inventory”.  The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on October 2, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). Optex Systems Holdings is currently evaluating the impact of FASB ASU 2015-11 but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. As such, Optex Systems Holdings adopted these provisions for the annual period ending October 1, 2017. There was no material effect on Optex Systems Holdings’ financial statements of as a result of adoption of FASB ASU 2014-15.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. FASB deferred the effective date of ASU 2014-09 in August 2015, with ASU 2015-14—“Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on October 1, 2018. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2014-09 and subsequent amendments but does not expect the adoption thereof to have a material effect on Optex Systems Holdings’ financial statements.

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

During the year ended October 1, 2017, approximately 100% of Optex Systems – Richardson revenues were in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 87%, and foreign military customers, 13%. The Optex Systems segment revenue for the year ending October 1, 2017 was derived from external customers consisting of the U.S. government, 60%, General Dynamics, 29%, and other external customers, 11%.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet.  As of October 1, 2017, the Richardson facility operated with 62 full time equivalent employees in a single shift operation. Optex Systems in Richardson serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line (see note 4). Applied Optics Center is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense.  Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Harris Corp and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to Nightforce Optics, Inc. and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems Richardson segment.

The Applied Optics Center serves primarily domestic U.S. customers. Approximately 81% of the Applied Optics Center revenue for the year ending October 1, 2017 was derived from external customers consisting of Nightforce Optics, Inc., 56%, Harris Corp., 17%, L3 Communications, 11%, the U.S. government, 5%, and other external customers, 11%. Sales to commercial customers represent 60% and military sales to prime and subcontracted customers represent 40% of the total segment revenue. Intersegment sales to Optex Systems – Richardson during the year ended October 1, 2017, comprised 19% of the total segments revenue and was primarily in support of military contracts.

The Applied Optics Center (AOC), is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of October 1, 2017, AOC operated with 38 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes, stock compensation associated with restricted stock units, or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ending October 1, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,256	$7,291	$—	$18,547
Intersegment revenues	—	1,694	(1,694)	—
Total Revenue	$11,256	$8,985	$(1,694)	$18,547

Interest expense	$—	$—	$19	$19

Depreciation and Amortization	$56	$281	$—	$337

Income (Loss) before taxes	$338	$46	$(688)	$(304)

Other significant noncash items:
Allocated home office expense	$(776)	$776	$—	$—
Loss on change in fair value of warrants	$—	$—	$489	$489
Stock compensation expense (1)	$40	$—	$180	$220
Royalty expense amortization	$30	$—	$—	$30

Segment Assets	$8,663	$5,364	$—	$14,027
Expenditures for segment assets	$(23)	$(126)	$—	$(149)

(1) General and administrative expenses for the twelve months ending October 1, 2017 of $180 thousand, associated with amortized stock compensation attributeable to executive/director restricted stock units has been restated from Optex Richardson to Other non allocated costs. Operating income (loss) for Optex Richardson and Other non allocated has been restated to reflect the change.

	Reportable Segment Financial Information (thousands)
	Twelve months ending October 2, 2016
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,052	$6,227	$—	$17,279
Intersegment revenues	—	1,892	(1,892)	—
Total Revenue	$11,052	$8,119	$(1,892)	$17,279

Interest expense	$—	$—	$36	$36

Depreciation and Amortization	$73	$272	$—	$345

Income (Loss) before taxes(1)	$285	$(345)	$(148)	$(208)

Other significant noncash items:
Allocated home office expense	$(728)	$728	$—	$—
(Gain) on change in fair value of warrants	$—	$—	$(739)	$(739)
Stock option compensation expense(1)	$52	$—	$140	$192
Royalty expense amortization	$30	$—	$—	$30
Use of contract loss reserves	$—	$(54)	$—	$(54)
Warrants issued for underwriter expenses	$—	$—	$156	$156

Segment Assets	$8,861	$3,900	$—	$12,761
Expenditures for segment assets	$(16)	$(18)	$—	$(34)

(1) General and administrative expenses for the twelve months ending October 2, 2016 of $140 thousand, associated with amortized stock compensation attributeable to executive/director restricted stock units has been restated from Optex Richardson to Other non allocated costs. Operating income (loss) for Optex Richardson and Other non allocated has been restated to reflect the change.

Note 5 — Property and Equipment

A summary of property and equipment at October 1, 2017 and October 2, 2016 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended October 1, 2017	Year Ended October 2, 2016
Property and Equipment
Furniture and Fixtures	3-5yrs	$368	$356
Machinery and Equipment	5 yrs	3,364	3,233
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(2,548)	(2,214)
Net Property & Equipment		$1,460	$1,651

Depreciation Expense		$337	$345

During the twelve months ending October 1, 2017, Optex Systems Holdings’ purchased $12 thousand and $137 thousand in new furniture and fixtures and new machinery and equipment, respectively, and sold machinery and equipment with a net book value of $3 thousand for $41 thousand in proceeds resulting in a gain on asset sales of $38 thousand.

Note 6 — Accrued Expenses

The components of accrued liabilities for the years ended October 1, 2017 and October 2, 2016 are summarized below:

	(Thousands)
	Year Ended October 1, 2017	Year Ended October 2, 2016

Deferred Rent Expense	$123	$108
Accrued Vacation	328	330
Property Taxes	105	101
Operating Expenses	778	144
Payroll & Payroll Related	116	127
Total Accrued Expenses	$1,450	$810

Note 7 — Commitments and Contingencies

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

As of October 1, 2017 the unamortized deferred rent was $123 thousand as compared to $108 thousand as of October 2, 2016. Deferred rent expense is amortized monthly over the life of the leases.

As of October 1, 2017, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)

	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2018	$271	$108	$240	$60	$679
2019	281	110	248	61	700
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$990	$387	$1,027	$251	$2,655

Total expense under both facility lease agreements as of the twelve months ended October 1, 2017 was $655 thousand. Total expense under both facility lease agreements as of the twelve months ended October 2, 2016 was $627 thousand.

Note 8 — Transactions with a Related Party

In the twelve months ending October 2, 2016, Sileas Corporation converted 926 shares of Optex Systems Series A preferred stock at a total stated value of $6.4 million for 5,293,896 common shares.

On October 31, 2016, Longview Fund L.P. authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $155 thousand of accounts receivable due for expenses paid by Optex Systems Inc. on behalf of the Sileas Corporation. The shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016. As of October 1, 2017, and October 2, 2016, accounts receivable included $0 and $132 thousand, respectively of non-trade receivables due from Sileas Corporation, a related party, for operating expenses paid by Optex Systems on their behalf.

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were cancelled thereby reducing the total shares outstanding of its common stock.

There were no other transactions with Related Parties during fiscal years 2017 or 2016 except as described below in Note 9 Debt Financing.

Note 9 — Debt Financing

Related Parties

Acquisition by Sileas Corporation on February 20, 2009

On February 20, 2009, Sileas purchased 100% of the equity and debt interest held by Longview, which represented 90% of the Optex Systems, Inc. (Delaware) outstanding equity on that date.

Sileas Secured Promissory Note Due on May 29, 2021 to Longview Fund, LP

As a result of the transaction described above between Sileas and Longview on February 20, 2009, Sileas, the then new majority owner of Optex Systems, Inc. (Delaware), executed and delivered to Longview, a Secured Promissory Note due February 20, 2012 in the original principal amount of $13,524,405. The original Note bears simple interest at the rate of 4% per annum, and the interest rate upon an event of default increases to 10% per annum. The maturity date of the Note was extended on November 22, 2011 and again on November 27, 2013. In exchange for the extensions, Sileas Corp. agreed to pay the Longview Fund an extension fee equal to 2% of the principal amount of this Secured Note as of each amendment date.

On June 5, 2015, Sileas Corp. amended its Secured Note, with Longview Fund, L.P., as lender, as follows:

●	The principal amount was increased to $18,022,329 to reflect the original principal amount plus all accrued and unpaid interest to date, and the Secured Note ceased to bear interest as of that date;
●	The maturity date of the note was extended to May 29, 2021; and
●	A conversion feature was added to the Secured Note by which the principal amount of the Secured Note can be converted into our Series A preferred stock, which is owned by Sileas, at the stated value of our Series A preferred stock.

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

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to the Company, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to satisfy $10,571,791 of the amount due under the Note. The remaining amount due under the Note is $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by the Company, over the next four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all Company shares owned by Sileas and previously pledged to Longview. The Sileas Corp. note balance to The Longview Fund, L.P. as of October 1, 2017 is $48 thousand.

Simultaneously with the above on June 9, 2017, Sileas sold 800,000 shares of Company common stock to Danny Schoening and Karen Hawkins at a price equal to $314,000 (which is a discounted amount based upon recognition of years of administrative support by Mr. Schoening and Ms. Hawkins for the Company) as follows: (i) Danny Schoening: 640,000 Shares for $200,000 plus a $50,825 promissory note; and (ii) Karen Hawkins: 160,000 Shares for $50,000 plus a $12,706 promissory note. Each promissory note has a one year term, with interest at 1.18% per annum and shall be payable in four equal quarterly installments of $12,800 for Danny Schoening and $3,200 for Karen Hawkins, each installment payable within five business days after the payment of cash dividends by the Company to each of them. As a result, Sileas no longer owns any shares of Company common stock.

Credit Facility — Avidbank

On April 20, 2016, the Company amended its revolving credit facility with Avidbank. The new renewable revolving maturity date is January 22, 2018. The facility provides up to $2 million in financing against eligible receivables and is subject to meeting certain covenants including an asset coverage ratio test for up to twenty months. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six month period of $10,000.

●	Interest shall be paid monthly in arrears.

●	A facility fee of (0.5%) of the revolving line ($10,000) is due on May 22, 2016 and each anniversary thereof for so long as the revolving credit facility is in effect.

●	The loan period is from April 20 through January 22, 2018 at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

●	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

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

As of October 1, 2017 and October 2, 2016, the outstanding principal balance on the line of credit was $300 thousand. For the years ended October 1, 2017 and October 2, 2016, the total interest expense against the outstanding line of credit balance was $20 thousand and $36 thousand.

Note 10 — Stock Based Compensation

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of October 1, 2017, Optex Systems Holdings has granted stock options to officers and employees as follows (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 10/01/17	Date	Period
12/09/11	46,070	$10.00	35,010	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,010

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan (as adjusted for the 1000:1 reverse stock split on common shares effective October 7, 2015):

		Weighted
	Number of	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of September 27, 2015	62,858	$—	2.32	$—
Granted – 2016	—
Forfeited – 2016	(2,518)			—
Exercised – 2016	—			—
Outstanding as of October 2, 2016	60,340	$—	1.40	$—
Granted – 2017	—
Forfeited – 2017	(330)			—
Exercised – 2017	—			—
Outstanding as of October 1, 2017	60,010	$—	0.76	$—

Exercisable as of October 2, 2016	52,840	$—	1.07	$—

Exercisable as of October 1, 2017	56,260	$—	.60	$—

There were no options granted in the twelve months ended October 1, 2017 and October 2, 2016.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Options	Weighted- Average Grant Date Fair Value
Non-vested as of September 27, 2015	22,592	$7.66
Non-vested granted — year ended October 2, 2016	—	—
Vested — year ended October 2, 2016	(12,574)	7.33
Forfeited — year ended October 2, 2016	(2,518)	—
Non-vested as of October 2, 2016	7,500	$8.00
Non-vested granted — year ended October 1, 2017	—	—
Vested — year ended October 1, 2017	(3,750)	8.00
Forfeited — year ended October 1, 2017	—	—
Non-vested as of October 1, 2017	3,750	$8.00

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

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Granted - year ended 2016	200,000
Vested 2016 - year ended 2016	—
Unvested as of October 2 ,2016	200,000
Granted - year ended 2017	50,000
Vested - year ended 2017	(68,000)
Unvested as of October 1, 2017	182,000

On January 4, 2017, Optex Systems Holdings issued 45,799 common shares related to the vesting of the 68,000 restricted stock units on January 1, 2017. The shares issued were net of 22,201 common shares withheld for employee federal income tax requirements.

Consulting and Vendor Equity Issues

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 1, 2017.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of period ending
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Stock Options	$40	$52	$8	$48
Restricted Stock Units	133	93	194	279
Consultant Shares (IRTH)	47	47	—	47
Total Stock Compensation	$220	$192	$202	$374

Note 11 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees.  Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ending October 1, 2017 and October 2, 2016, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended October 1, 2017 and October 2, 2016 were $130 thousand and $133 thousand, respectively.

Note 12 —  Stockholders Equity

The table below depicts the Optex Systems Holdings stock equity transactions and ending share balances by equity class for the twelve months ending October 2, 2016 and October 1, 2017, respectively.

	Optex Systems Holdings Inc. Stockholder Equity Shares Outstanding

	Common	Series A	Series B	Series C	Warrants
Shares outstanding as of September 27, 2015	314,867	1,001	994	—
Preferred share conversions to common shares	5,619,587	(935)	(198)	(40)
DTC roundup correction	247
Issuance of common shares for IRTH consulting	40,000			—
Public offering issuances of common and Preferred C shares(1)	2,291,900			400	3,958,700
Underwriter warrants issued with public offering (1)					166,500
Preferred share redemptions for cash (2)	—	(66)	(796)
Shares outstanding as of October 2, 2016	8,266,601	—	—	360	4,125,200
Preferred share conversions to common shares	775,000			(186)
Common shares issued for vested restricted stock units, net of tax withheld	45,799	—	—	—
Common stock repurchase	(700,000)	—	—	—
Common stock received and cancelled in settlement accounts receivable	(197,299)	—	—	—
Shares outstanding as of October 1, 2017	8,190,101	—	—	174	4,125,200

(1) On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4,750,280. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a “warrant”), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The securities comprising the units are immediately separable and will be issued separately. In connection with the offering, 166,500 five-year warrants to purchase one share of common stock with an exercise price of $1.50 per share were issued to the underwriter.

(2) On August 26, 2016, 66 Series A and 796 Series B preferred shares were redeemed for $1.75 million, as a condition of the public offering

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex recorded an additional $261 thousand in dividends payable as of October 1, 2017 for the fourth quarter declared dividends which were paid on October 19, 2017. There were no dividends declared or paid for year ending October 2, 2016.

Common stock

As of October 2, 2016, Optex Systems had 314,867 common shares outstanding.

On August 26, 2016, 2,291,900 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants were issued pursuant to a public offering. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a “warrant”), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The net proceeds from the offering were $4,247 thousand (Gross proceeds of $4,752 thousand less underwriter expenses of $505 thousand). Deferred public offering costs incurred by Optex in connection with the offering was $252 thousand.

During the twelve months ending October 2, 2016, Optex Systems Holdings issued 5,619,587 common shares due to conversions of Series A, Series B and Series C preferred stock, 2,291,900 shares were issued in connection with the public offering, 247 common shares were issued to correct Depository Trust and Clearing Corporation (DTC) rounding errors occurring from the October 7, 2015 reverse split and 40,000 common shares were issued to a vendor (See note 10). As of October 2, 2016, the outstanding common shares are 8,266,601.

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

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518,000. Upon repurchase on May 1, 2017, the shares were cancelled thereby reducing the total shares outstanding of its common stock.

During the twelve months ending October 1, 2017, Optex Systems Holdings issued 775,000 common shares due to conversions of Series C preferred stock, and 45,799 common shares were issued related to the vesting of restricted stock units. There were no other issuances of common or preferred stock during the twelve months ended October 1, 2017. As of October 1, 2017, the outstanding common shares were 8,190,101.

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

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price in effect as of the conversion date. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares and effective on August 22, 2016, the conversion price has been reset to $1.20 pursuant to a public offering of common shares at $1.20 per share.

Optex Systems Holdings had 1,001 of preferred shares outstanding as of September 28, 2015. During the twelve months ending October 2, 2016 there were conversions of 935 preferred Series A shares, or $6.4 million, into 5,318,896 common shares, and cash redemptions for $0.5 million of 66 Series A preferred shares. During the twelve months ending October 2, 2016, Optex System Holdings recognized a $0.8 million adjustment to retained earnings for dividends due to a beneficial conversion feature on 926 Series A preferred shares, whereas the conversion price reset from $2.50 per common share to $1.20 per common share as a result of the public offering price on August 26, 2016.

During the twelve months ending October 1, 2017 there were no conversions and no new issues of Series A preferred shares. Optex Systems Holdings had zero preferred shares outstanding as of October 1, 2017.

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

Each share of preferred stock is immediately convertible into common shares at the option of the holder which entitles the holder to receive the equivalent number of common shares equal to the stated value of the preferred shares divided by the conversion price in effect as of the conversion date. Effective as of October 7, 2015, the conversion price has been reset to $2.50 per share pursuant to the 1000:1 reverse stock split on common shares and effective on August 22, 2016, the conversion price has been reset to $1.20 pursuant to a public offering of common shares at $1.20 per share.

During the twelve months ending October 2, 2016 there were no dividends booked to retained earnings related to the beneficial conversion feature on Series B preferred shares as the conversion price remained at or above the market price.

As of September 27, 2015, there were 994 shares of Series B preferred shares outstanding. During the twelve months ending October 2, 2016 there were conversions of 198 preferred Series B shares, or $324 thousand, into 134,024 common shares, and cash redemptions of 796 Series B preferred shares for $1.3 million. As of October 2, 2016 and October 1, 2017 there were zero preferred Series B shares outstanding.

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

During the twelve months ending October 2, 2016, Optex System Holdings recognized an additional $0.4 million adjustment to retained earnings for dividends due to a beneficial conversion feature on 400 Series C preferred shares, whereas the effective accounting conversion price at inception, after allocation of warrant proceeds was $0.27 and was “in the money” as it was significantly below the then current market price of $0.94 per common share as of the public offering on August 26, 2016.

During the twelve months ending October 12, 2017, there were no new issues of preferred Series C shares, and conversions of 186 preferred Series C shares, or $0.9 million, into 775,000 common shares. As of October 1, 2017 there were 174 preferred Series C shares outstanding.

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

During the twelve months ending October 1, 2017, zero warrants had been exercised. As of October 1, 2017 the outstanding warrants were 4,125,200.

Note 13 — Warrant Liabilities

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

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ending October 2, 2016	Period ending October 1, 2017
Exercise Price(1)	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	August 26, 2021	August 26, 2021	August 26, 2021
Stock Price (2)	$0.95	$0.77	$0.98
Interest Rate (annual) (3)	1.23%	1.14%	1.62%
Volatility (annual) (4)	246.44%	242.17%	179.36%
Time to Maturity (Years)	5.0	4.9	3.9
Number of Steps (Quarters)	20	20	16
Calculated fair value per share	$0.93	$0.76	$0.87
Quarterly Dividend per share for Next Three Quarters(5)	$—	$—	$0.02
Future Estimated Quarterly Dividend per share(6)	$—	$—	$0.01

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.93	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.76	$3,118
Loss on Change in Fair Value of Warrant Liability			489
Fair Value as of period ending 10/1/2017	4,125,200	$0.87	$3,607

During the twelve months ending October 1, 2017 Optex Systems Holdings recorded a loss on changes in fair value of warrant liability of $489 thousand. During the twelve months ending October 2, 2016, Optex Systems Holdings recognized a gain on change in fair value of warranty liabilities of ($739) thousand. During the twelve months ending October 1, 2017 and October 2, 2016 none of the warrants have been exercised.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Note 14 — Income Taxes

The income tax provisions as of October 1, 2017 and October 2, 2016 include the following:

	(Thousands)
	2017	2016
Current income tax expense:
Federal	$—	$—
State
	—	—
Deferred income tax provision (benefit):
Federal	76	(65)
State	—	—
Change in valuation allowance	(76)	65

Provision for (Benefit from) income taxes, net	$-0-	$-0-

The income tax provision for Optex Systems as of October 1, 2017 differs from those computed using the statutory federal tax rate of 34%, due to the following permanent differences:

	2017	%	2016	%

Tax provision (benefit) at statutory federal rate	$63	34	$(80)	34
Nondeductible expenses	13	7	15	25
Change in valuation and other	(76)	(41)	65	(59)
Provision for (Benefit from) income taxes, net	$-0-	-0-	$-0-	-0-

Deferred income taxes recorded in the balance sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset — Long Term
	As of October 1, 2017	As of October 2, 2016

Stock Options	$382	$308
Inventory Reserve	321	332
Unicap	50	41
Deferred Compensation	55	—
Contract Loss Reserve	(279)	(279)
Fixed assets	130	89
Goodwill Amortization	1,128	1,289
Intangible Asset Amortization	549	641
Net Operating Losses	2,210	2,244
Other	30	(14)
Subtotal	$4,576	$4,651
Valuation allowance	(4,576)	(4,651)
Net deferred asset (liability)-long term	$-0-	$-0-

As of October 1, 2017, the Company has a net operating loss carryforward of $6,503 thousand as compared to net loss carryforwards of $6,601 thousand available as of October 2, 2016.

As of October 1, 2017 management assessed the recoverability of deferred tax assets and determined due to historical loss conditions and the downturn in the defense budget spending, that the balance of deferred tax assets may not be realized. The valuation allowance reserve was decreased by $75 thousand during the twelve months ended October 1, 2017, consistent with the 2017 change in deferred tax assets. As of October 1, 2017 Optex Systems Inc. has a deferred tax asset valuation allowance of ($4.6) million against a deferred tax asset of $4.6 million.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ending in October 1, 2017, October 2, 2016 and September 27, 2015 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

There were no income taxes paid during the fiscal years ended October 1, 2017 or October 2, 2016.

Note 15 — Subsequent Events

On November 15, 2017 there were 48 Series C preferred shares converted into 200,000 shares of common stock at the Conversion price of $1.20, or $240 thousand. On December 18, 2017 there were 48 Series C preferred shares converted into 200,000 shares of common stock at the conversion price of $1.20, or $240 thousand. After the conversions, there are 78 Series C preferred shares and 8,590,101 common shares outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Dismissal of Current Independent Registered Public Accounting Firm

On January 13, 2017, Optex Systems Holdings, Inc., a Delaware corporation (“Company”) dismissed PMB Helin Donovan, LLP (“PMB”) as its independent registered public accounting firm. The decision to dismiss PMB was made by the Company’s Board of Directors at the recommendation of its Audit Committee on January 9, 2017.

PMB’s reports on our financial statements for the years ended October 2, 2016 and September 27, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended October 2, 2016 and September 27, 2015 and through January 13, 2017, the date of PMB’s dismissal, we had no disagreements (as defined in Item 304 of Regulation S-K) with PMB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PMB’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection any opinion to the subject matter of the disagreement. Furthermore, during the period of PMB’s retention, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Whitley Penn LLP

On January 16, 2017, our Board of Directors engaged Whitley Penn LLP (“WP”), which is an independent registered public accounting firm registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During the two fiscal years ended October 2, 2016 and September 27, 2015 and through January 13, 2017, the date of PMB’s dismissal, neither the Company nor anyone on our behalf consulted WP regarding either (i) the application of accounting principles to a specified transaction regarding the Company, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 1, 2017, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 1, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the year ended October 1, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to restatement corrections for our initial accounting treatment of warrants issued in a public offering that resulted in an amendment to the Annual Report Form 10-K for fiscal year ending October 2, 2016, as filed on December 23, 2016, we have expanded our policies and procedures to address the initial review of, and subsequent accounting treatment for our existing outstanding warrants and any future issues of complex financial instruments in accordance with the appropriate GAAP accounting guidance for complex equity and debt transactions.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 1, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 1, 2017.  We have thus concluded that our internal control over financial reporting was effective as of October 1, 2017.

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

Our company is led by Danny Schoening, who has served as COO since 2009 and was appointed CEO in 2013, and became Chairman in 2017.

As of December 5, 2017, our board of directors consists of five directors which includes two independent directors and three non-independent directors as discussed below.

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management. Our directors serve for a one year term and if there is no election until their successors are elected and duly qualify. We intend to have our majority holders re-elect the Board in fiscal 2018 as a formality.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
David Kittay(3)	54	Director
Owen Naccarato(3)	68	Director
Billy Bates(2)	54	General Manager, Applied Optics Center, Director
Danny Schoening	53	Chief Executive Officer, Chief Operating Officer, Chairman and Director
Karen L. Hawkins(1)	52	Chief Financial Officer and Director

(1)	Effective November 19, 2014, Karen Hawkins, formerly our Vice President of Finance and Controller, was appointed as our Chief Financial Officer and was appointed as a Director on June 9, 2017.
(2)	Billy Bates was appointed as a Director on June 9, 2017.
(3)	Elected as a director effective as of May 27, 2015 and is an independent director as such term is defined under NASDAQ Listing Rule 5605(b)(2) and Exchange Act Rule 10A-3.

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

Bill Bates. Mr. Bates has thirty-five years experience related to optical component and system manufacturing. He is currently the General Manager of the Applied Optics Center in Dallas, Texas where he oversees the Thin-film Coating and Optical Assembly Operations. He has held various positions throughout his thirty-five years experience within Litton Industries, Northrop Grumman Corporation, and L-3 Communications. He previously served as Vice President and General Manager within the Warrior Systems Division of L-3 Communications. Mr. Bates received a Bachelor of Science of Business Administration from DeVry University and an MBA from the University of Texas at Dallas.

Family Relationships

There are no family relationships among the officers and directors.

Presiding Director

Our Chairman, Danny Schoening, is the presiding director at meetings. In the event that the Chairman is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the directors in attendance.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In 2017 and 2016, all directors attended a minimum of 75% of the meetings of the board of directors.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held three meetings (including special meetings) and took action by unanimous written consent seven times during our fiscal year ended October 1, 2017.

Board Committees

Messrs. Naccarato and Kittay serve on our Audit Committee and Compensation Committee with Mr. Naccarato as chair of the Audit Committee and Mr. Kittay as chair of the Compensation Committee.

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

Board Independence

Our board of directors has determined that two of our directors would meet the independence requirements of the Nasdaq Capital Market, if such standards applied to the Company. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Stanley A. Hirschman,	2017	$—	$—	$—	$9,971	$—	$9,971
President (resigned)	2016	33,231	—	—	11,729	—	44,960
	2015	61,084	—	—	14,971	—	76,055

Danny Schoening,	2017	$256,416	$48,856	$93,000	$19,943	$—	$418,215
CEO & Board Chairman	2016	254,066	14,872	69,750	23,457	—	362,145
	2015	213,754	—	—	29,941	—	243,695

Karen Hawkins	2017	$184,124	$35,699	$31,000	$9,971	$—	$260,794
CFO & Board Director	2016	182,755	7,500	23,250	11,729	—	225,234
	2015	162,571	—	—	14,971	—	177,542

Bill Bates	2017	$135,631	$6,681	$8,696	$—	$—	$151,008
AOC GM & Board Director

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2014 through fiscal 2016, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.
(2)	On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.85 as of June 15, 2016 is $372 thousand. On June 15, 2017, the Company issued 50,000 RSUs to its General Manager (Applied Optical Products). The RSUs issued to Mr. Bates vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units granted to Mr. Bates based on the shares price of $0.95 as of June 15, 2017 is $47.5 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during the fiscal years, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions. .

Option Grants in Last Fiscal Year

On December 19, 2013, our Board of Directors authorized an amendment to our Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer. The options are exercise prices of $10 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of us, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of us, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of us. There were no other plan based awards made to our named executive officers during the fiscal year ended October 1, 2017 or for the fiscal year ended October 2, 2016.

Employment Agreements - Danny Schoening

We entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term has automatically renewed through December 1, 2018. The term of the agreement shall be automatically extended for successive 18 month periods, unless we shall provide a written notice of termination at least ninety (90) days, or Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable. During the first eighteen months of the term of the agreement, we paid to Schoening a base salary at the annual rate of $190,000, and his base salary for the first renewal term has continued at the same rate. On December 9, 2011, the Board of Directors authorized a six percent increase in Schoening’s base salary effective January 1, 2012. On December 19, 2013, the Board of Directors of us authorized a five percent increase in Schoening’s base salary effective January 1, 2014. Schoening was paid a one-time bonus of $10,000 at the commencement of the employment agreement in December 2008 and was granted 1,415 options to purchase common stock at an exercise price of $150 per share at the time of the closing of the reorganization.

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

●	On January 21, 2016, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 10% for Danny Schoening, CEO.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $48.9 thousand awarded to Danny Schoening for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Danny Schoening, CEO.

●	On June 9, 2017, through Unanimous Written Consent, our Board of Directors approved an amendment to Danny Schoening’s employment agreement to increase his annual bonus from a maximum of 30% to 60% of his base salary.

Karen Hawkins

On August 4, 2016, our Board of Directors approved an employment agreement for Karen Hawkins, Chief Financial Officer, dated as of August 1, 2016. This agreement has the following salient terms:

●	The term of the agreement commenced on August 1, 2016 and expires on January 31, 2018 and automatically renews for subsequent 18 month periods unless Ms. Hawkins or we give notice of termination at least 90 days before the end of the term then in effect.

●	The base salary thereunder is $178,496, and Ms. Hawkins is entitled to annual bonuses of up to 30% of her base salary as approved by the Board.

●	Ms. Hawkins is entitled to 15 days’ vacation and all other benefits accorded to our other senior executives.

●	The employment agreement events of termination consist of: (i) death of Ms. Hawkins; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Ms. Hawkins, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Ms. Hawkins for good reason (including breach by us of its obligations under the agreement, the requirement for Ms. Hawkins to move more than 100 miles away for her employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Ms. Hawkins, Ms. Hawkins shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Ms. Hawkins with good reason, Ms. Hawkins shall also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

●	On January 21, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $7.5 thousand awarded to Karen Hawkins for 2015 performance.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $35.7 thousand awarded to Karen Hawkins for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Karen Hawkins, CFO.

We do not have any other employment agreements with our executive officers and directors.

Equity Compensation Plan Information

We currently have an option compensation plan covering the issuance of both incentive and nonstatutory options, determined at the time of grant, for the purchase of up to 75,000 shares, which was increased from 50,000 shares on December 19, 2013. The purpose of the Plan is to assist us in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of us and our subsidiaries, and directors and consultants of us and our subsidiaries, to achieve long-term corporate objectives. On December 19, 2013, the Board of Directors authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer. There are 75,000, shares of common stock reserved for issuance under this Plan. As of October 1, 2017, we had issued 71,070 share options under this Plan of which 6,060 shares had forfeited and 65,010 shares had vested, and 5,000 shares had been exercised as of October 1, 2017.

The outstanding options include 56,260 options that are currently vested and exercisable as of October 1, 2017, and 3,750 options vested on December 18, 2017. The vested options represent potential future cash proceeds to our company of $600,100. There are no additional options that will become vested and exercisable within 60 days. The following table provides summary information on our outstanding options as of December 18, 2017.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2012 Employee & officer plan options	10,010	10.00	100,100	—	10.00	$—
FY2012 Directors plan options	25,000	10.00	250,000	—	10.00	—
FY2014 Directors plan options	25,000	10.00	250,000	—	10.00	—
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	60,010	$10.00	$600,100	—	$10.00	$—

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Director and Officer Equity Awards as of December 18, 2017

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	Number Exercisable	Number Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes
Danny Schoening	10,000	—	10,000	10.00	12/8/2018	(1)
	10,000	—	10,000	10.00	12/18/2020	(2)

Karen Hawkins	5,000	—	5,000	10.00	12/8/2018	(1)
	5,000	—	5,000	10.00	12/18/2020	(2)

Stan Hirschman	5,000	—	5,000	10.00	12/8/2018	(1)
	5,000	—	5,000	10.00	12/18/2020	(2	)(3)

Merrick Okamato	5,000	—	5,000	10.00	12/8/2018	(1)
	5,000	—	5,000	10.00	12/18/2020	(2	)(3)

(1)	Options granted on December 9, 2011 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2011 and expire after seven years. As of December 9, 2015 100% of the options had vested and become exercisable.
(2)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of October 1, 2017 75% of the options had vested and an additional 25%, 3,750 of the total granted options had vested and become exercisable on December 18, 2017.
(3)	Merrick Okamato resigned as an officer on November 19, 2014, upon resignation, the board approved vesting of 100% of his outstanding unvested options. Stan Hirschman resigned as a director effective on November 4, 2015, On December 8, 2015, the board of directors approved vesting of 100% of his outstanding unvested options effective on his resignation.

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

As of October 2, 2017 there are 182,000 outstanding unvested restricted stock units remaining to vest.

Consulting and Vendor Equity Compensation

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended October 1, 2017. During the twelve months ending October 1, 2017 and October 2, 2016, $47 thousand was expensed to stock compensation, and there is zero unamortized stock option compensation related to these shares.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended October 1, 2017.

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

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended October 1, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuck Trego (2)	12,000	—		—	—	—	12,000
David Kittay(2)	16,500	—		—	—	—	16,500
Owen Naccarato(2)	12,000	—		—	—	—	12,000
Peter Benz (3)	110,000	—		—	—	—	110,000
Danny Schoening(3)	—	—		—	—	—	—
Karen Hawkins(3)	—	—		—	—	—	—
Bill Bates(3)	—	—		—	—	—	—

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the director fee portion of compensation expense for financial statement reporting purposes for each named director executive officer during fiscal 2015, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. Danny Schoening, Karen Hawkins and Bill Bates option awards have been separately reported as Executive Compensation on the summary compensation table.
(2)	Director and meeting fees paid quarterly from October 2016 through September 2017. Each independent director receives $1,000 for each month served from October 2017 through May 2017 and $1,500 for each month from July 2017 through September 2017, paid quarterly, and $500 for each meeting attended. From October through September 2016, there were three board meetings, four audit committee meetings, and two compensation committee meeting held. Chuck Trego resigned as a director as of May 31, 2017.
(3)	Peter Benz is served as a non-independent director and received $10,000 for his services for each month served. Peter Benz resigned as a director effective June 9, 2017, pursuant to a separation agreement, he serves as a board advisor and will receive $10,000 for services until December 31, 2017. Danny Schoening, Karen Hawkins and Bill Bates are serving as a non-independent director and as such received no board fees in 2017.

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

With the exception of Danny Schoening, Karen Hawkins and Bill Bates, our directors are compensated separately for service as independent members of our board of directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 19, 2017, we had 8,590,101 shares of common stock, 78 shares of Series C preferred shares (convertible into 325,000 shares of common stock), 4,125,200 warrants, 182,000 granted and unvested restricted stock units and 60,010 vested and exercisable stock options. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 18, 2017, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our four new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of July 19, 2017 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Longview Fund L.P. (1)	2,800,132	31.1%
	Alpha Capital (2)	734,959	8.3%
	Gate City Capital (3)	410,410	4.6%

Directors and Officers:	Danny Schoening (4)	744,287	8.2%
	Karen Hawkins (5)	192,563	2.1%

Directors and officers as a group (3 Individuals) (6)		948,300	10.5%

1	Viking Asset Management, the authorized agent of the Longview Fund, L.P. (“Longview”), has discretionary authority to vote and dispose of the shares held by Longview and may be deemed to be the beneficial owner of these shares. Merrick Okamoto, in his capacity as Manager of Viking Asset Management, may also be deemed to have investment discretion and voting power over the shares held by Longview. Mr. Okamoto disclaims any such beneficial ownership of the shares. Viking Asset Management.is not affiliated with any FINRA members. This selling stockholder acquired the securities in the ordinary course of business, and at the time of the purchase of the securities to be resold, the seller had no agreements or understandings, directly or indirectly, with any person to distribute the securities.

2	Represents shares held by Alpha Capital Anstalt, which is located at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Includes common shares held of 409,959, and 78 shares of Series C preferred stock convertible into 325,000 common shares.

3	Represents 410,410 common shares reported as held by Gate City Capital Management LLC, 70 West Madison Street, Suite 1400 Chicago, IL 60602 on SEC schedule 13G (filed on May 1, 2017).

4	Includes common shares held of 674,349, restricted stock units of 33,338 expected to vest on January 1, 2018 and settle net of taxes withheld on January 3, 2018 and options to purchase 20,000 shares of our common stock which have vested and are currently exercisable, and 8,300 warrants.

5	Represents common shares held of 171,450, restricted stock units of 11,113 expected to vest on January 1, 2018 and settle net of taxes withheld on January 3, 2018 and options to purchase 10,000 shares of our common stock which have vested and are currently exercisable.

6	Represents common shares, options, and warrants held by Danny Schoening, Karen Hawkins, and Bill Bates. Bill Bates has 11,450 restricted stock units expected to vest on January 1, 2018 and settle net of taxes withheld on January 3, 2018

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

The purchase price for the acquisition was $13,524,405. Sileas issued a purchase money note to Longview for the full amount of the purchase price in exchange for 45,081,350 (pre-split as historical) shares of common stock of us (representing 90% of the outstanding shares) and transfer to Sileas of a note dated December 2, 2008, issued by us to Longview in the principal amount of $5,409,762. No contingent consideration is due the seller in the transaction. The obligations of Sileas under the Note are secured by a security interest in our common and preferred stock owned by Sileas that was granted to Longview pursuant to a Stock Pledge Agreement delivered by Sileas to Longview and also by a lien on all of the assets of Sileas. On March 27, 2009, Sileas and Alpha (which owned the balance of the $6,000,000 of the notes) exchanged the $6,000,000 aggregate principal number of notes, plus accrued and unpaid interest thereon, for 1,027 shares of Optex Systems, Inc. (Delaware) Series A preferred stock.

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

On June 5, 2015, Sileas Corp. amended its Secured Note, with Longview Fund, L.P., as lender, as follows:

●	The principal amount was increased to $18,022,329 to reflect the original principal amount plus all accrued and unpaid interest to date, and the Secured Note ceased to bear interest as of that date;

●	The maturity date of the note was extended to May 29, 2021; and

●	A conversion feature was added to the Secured Note by which the principal amount of the Secured Note can be converted into our Series A preferred stock, which is owned by Sileas, at the stated value of our Series A preferred stock.

On August 4, 2016, Longview Fund, L.P. converted $250 thousand of the note principal for 100,000 shares of Optex Systems Holdings common stock pursuant to the note conversion terms. The Sileas note balance to the Longview Fund, LP as of October 1, 2017 is $17.8 million.

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

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to the Company, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to satisfy $10,571,791 of the amount due under the Note. The remaining amount due under the Note is $64,000 which shall be paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by the Company, over the next four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all Company shares owned by Sileas and previously pledged to Longview. The Sileas Corp. note balance to The Longview Fund, L.P. as of October 1, 2017 is $48 thousand.

Alpha Capital Anstalt Stock Purchase and Preferred Shares Conversions

On February 22, 2012, Alpha Capital Anstalt bought 5,000 shares of our restricted common stock at a purchase price of $10.00 per share for a total purchase price of $50,000. As of August 26, 2016 Alpha Capital Anstalt had converted a total 34.6 Series A preferred shares at a stated value of $6,860 into 42,500 shares of its Common Stock for a total converted value of $237,497. The Common Stock was purchased or converted by Alpha in private transactions exempt from registration under Section 4(2) of the Securities Act of 1934 and is restricted from resale and the stock certificate issued bears the appropriate restrictive legend. On August 26, 2016 Alpha Capital Anstalt redeemed 66.4 Series A preferred shares for $455,397. There were no remaining Series A preferred shares after the August 26, 2016 conversion.

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

At the time of the reorganization (all numbers are pre-split due to historical context), 25,000,000 shares owned by Andrey Oks, the former CEO, were cancelled. Immediately prior to the closing, 17,449,991 shares of our common stock were outstanding. The 17,449,991 shares derives from the 17,999,995 shares outstanding as of December 31, 2008 plus the 26,999,996 shares issued in conjunction with the 2.5:1 forward stock split authorized by the Sustut Board and shareholders and effected on February 27, 2009 less retirement of Andrey Oks’ 25,000,000 shares and cancellation of 3,800,000 shares previously issued to Newbridge Securities Corporation, shares plus issuance of 1,250,000 shares in payment for two investor relations agreements. The total outstanding common shares of us subsequent to the closing of the reorganization is as follows (1):

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

Item 14  Principal Accounting Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended October 1, 2017 and October 2, 2016, respectively.

Fee Category	2017	2016
Audit Fees (1)	$103,785	76,696

Audit-Related Fees-registration statement consents (2)	$5,000	34,409

Tax Fees	$13,575	10,500

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended October 1, 2017 and October 2, 2016, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

Item 15 Exhibits

Exhibits

Exhibit No.	Description

1.1	Form of Underwriting Agreement(28)

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

4.4	Certificate of Designation of Series C Convertible Preferred Stock(29)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

Exhibit No.	Description
10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description
10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

10.45	First Amendment to Amended and Restated Loan Agreement with Avidbank(26)

10.46	Restricted Stock Unit Plan(27)

10.47	Form of RSU Agreement(27)

10.48	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(25)

10.49	Form of Lease(30)

10.50	Form of Letter of Credit(30)

10.51	Form of Second Amendment to Loan Agreement(30)

10.52	Form of Stock Repurchase Agreement(31)

10.53	Form of Note Satisfaction Agreement(32)

10.54	Form of Stock Purchase Agreement(32)

10.55	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(33)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.

(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010
(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended October 2, 2016, filed on March 27, 2012
(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014
(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015
(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015
(25)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 28, 2016
(27)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016
(28)	Incorporated by reference from our Amendment No. 2 to Form S-1, filed on August 12, 2016
(29)	Incorporated by reference from our Amendment No. 5 to Form S-1, filed on August 22, 2016
(30)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016
(31)	Incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2017
(32)	Incorporated by reference from our Current Report on Form 8-K, filed on June 15, 2017
(33)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 20, 2017

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 20, 2017

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Benz
Peter Benz	Chairman and Director	December 20, 2017

/s/ Danny Schoening
Danny Schoening	Principal Executive Officer and Director	December 20, 2017

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer and Director	December 20, 2017

/s/ David Kittay
David Kittay	Director	December 20, 2017

/s/ Owen Naccarato
Owen Naccarato	Director	December 20, 2017

/s/ Billy Bates
Billy Bates	Director	December 20, 2017