Form 10-K/A
period 2017-10-01
Optex Systems Holdings Inc
filed 2017-12-22
CIK 1397016

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended October 1, 2017 which was filed with the SEC on December 20, 2017 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Report of Independent Registered Public Accounting Firm to add city and state that was inadvertently omitted.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

/s/Whitley Penn LLP

Dallas, TX

December 20, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Karen Hawkins
Karen Hawkins
Chief Financial Officer
Date: December 22, 2017