Form 10-Q
period 2017-12-31
Optex Systems Holdings Inc
filed 2018-02-14
CIK 1397016

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2018: 8,646,003 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 31, 2017

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 (UNAUDITED) AND OCTOBER 1, 2017	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 1, 2017 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED) AND FOR THE THREE MONTHS ENDED JANUARY 1, 2017 (UNAUDITED)	F-4

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-5

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)

	December 31, 2017 (Unaudited)	October 1, 2017

ASSETS

Cash and Cash Equivalents	$1,546	$1,682
Accounts Receivable, Net	2,424	3,125
Net Inventory	7,702	7,614
Prepaid Expenses	59	63

Current Assets	11,731	12,484

Property and Equipment, Net	1,378	1,460

Other Assets
Prepaid Royalties - Long Term	53	60
Security Deposits	23	23

Other Assets	76	83

Total Assets	$13,185	$14,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$829	$1,362
Dividends Payable	262	261
Federal Income Taxes Payable	90	—
Accrued Expenses	1,156	1,450
Accrued Warranties	251	174
Customer Advance Deposits	712	927
Credit Facility	300	300

Current Liabilities	3,600	4,474

Warrant Liability	3,951	3,607

Total Liabilities	7,551	8,081

Stockholders’ Equity
Preferred Stock Series C ($0.001 par 400 authorized, 78 and 174 issued and outstanding, respectively)	—	—
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,590,101 and 8,190,101 shares issued and outstanding, respectively)	9	8
Additional Paid-in-capital	26,454	26,411
Accumulated Deficit	(20,829)	(20,473)

Stockholders’ Equity	5,634	5,946

Total Liabilities and Stockholders’ Equity	$13,185	$14,027

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	(Thousands, except share and per share data)
	Three months ended

	December 31, 2017	January 1, 2017

Revenue	$4,777	$3,512

Cost of Sales	3,661	2,740

Gross Margin	1,116	772

General and Administrative Expense	773	844

Operating Income (Loss)	343	(72)

(Loss) Gain on Change in Fair Value of Warrants	(344)	430

Interest Expense	(3)	(4)

Other (Expense) Income	(347)	426

(Loss) Income Before Taxes	(4)	354

Current Income Taxes	90	—

Net (loss) income applicable to common shareholders	$(94)	$354

Basic (loss) income per share	$(0.01)	$0.04

Weighted Average Common Shares Outstanding - basic	8,319,771	8,175,309

Diluted income per share	$(0.01)	$0.04

Weighted Average Common Shares Outstanding - Diluted	8,319,771	9,600,309

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)

	Three months ended
	December 31, 2017	January 1, 2017

Cash flows from operating activities:
Net (loss) income	$(94)	$354

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	81	83
Loss (gain) on change in fair value of warrants	344	(430)
Stock compensation expense	44	64
Accounts receivable	701	82
Inventory	(88)	(371)
Prepaid expenses	4	45
Accounts payable and accrued expenses	(826)	(131)
Federal income taxes payable	90	—
Accrued warranty costs	77	—
Prepaid royalties - long term	7	7
Customer advance deposits	(215)	(72)

Total adjustments	219	(723)
Net cash provided by (used in) operating activities	125	(369)

Cash flows used in investing activities
Purchases of property and equipment	—	(130)

Net cash used in investing activities	—	(130)

Cash flows used in financing activities
Dividends paid	(261)	—

Net cash used in financing activities	(261)	—

Net decrease in cash and cash equivalents	(136)	(499)
Cash and cash equivalents at beginning of period	1,682	2,568
Cash and cash equivalents at end of period	$1,546	$2,069

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$—	$155
Exchange of preferred stock for common stock	480	90
Dividends declared and unpaid	262	—
Cash paid for interest	3	4

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 31, 2017, Optex Systems Holdings operated with 94 full-time equivalent employees.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended October 1, 2017 and other reports filed with the SEC.

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

Inventory: As of December 31, 2017 and October 1, 2017, inventory included:

	(Thousands)
	December 31, 2017	October 1, 2017
Raw Material	$5,372	$5,931
Work in Process	3,319	2,859
Finished Goods	628	441
Gross Inventory	$9,319	$9,231
Less: Inventory Reserves	(1,617)	(1,617)
Net Inventory	$7,702	$7,614

Warranty Costs: As of December 31, 2017 and October 1, 2017, Optex had warranty reserve balances of $251 thousand and $174 thousand, respectively. The increase in warranty reserves of $77 thousand during the three months ending December 31, 2017 represent additional expenses recognized during three months ended December 31, 2017 related to quality issues encountered on our Applied Optics Center optical assemblies for returned products requiring repairs or replacements. We believe we have made sufficient improvements to the production process to minimize the return rate on future shipments but we will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data on an interim basis until the current warranty backlog is depleted.

Fair Value of Financial Instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date.

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Fair value estimates are reviewed at the origination date and again at each applicable measurement date and interim or annual financial reporting dates, as applicable for the financial instrument, and are based upon certain market assumptions and pertinent information available to management at those times.

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities are discussed further in Note 7 “Warrant Liabilities”. Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

Income Tax/Deferred Tax: As of December 31, 2017 Optex Systems Inc. has a deferred tax asset valuation allowance of ($2.8) million against deferred tax assets of $2.8 million, as compared to a valuation allowance of ($4.6) million against deferred tax assets of $4.6 million as of October 1, 2017. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016. During the three months ended December 31, 2017, our deferred tax assets and corresponding valuation account decreased by $1.8 million as a result of the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 which changed the Corporate tax rate from 34% to 21% effective as of January 1, 2018. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our improved earnings performance during fiscal year ending October 1, 2017, and our anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We believe the change in the valuation allowance could approximate $2.0 million at the 21% tax rate. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve and the corporate tax rate in effected at that time.

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

For the three months ended December 31, 2017, 78 preferred Series C shares (which converts to 325,000 common shares), 182,000 unvested restricted stock units, 60,000 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as anti-dilutive. For the three months ended January 1, 2017, 132,000 unvested restricted stock units, 56,290 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as anti-dilutive.

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

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Systems-Richardson (“Optex Systems”) segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs, but exclude profits that would apply to third party external customers.

Optex Systems (OPX) – Richardson, Texas

Optex Systems manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. We have capabilities which include machining, bonding, painting engraving and assembly and can perform both optical and environmental testing in-house. Optex Systems products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Optex Systems in Richardson is both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, Textron and others. Optex Systems is also a military supplier to foreign governments such as Israel, Australia and NAMSA and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

During the three months ended December 31, 2017, approximately 98% of Optex Systems revenues were in support of prime and subcontracted military customers. The Optex Systems segment serves domestic military customers, 69%, and foreign military customers, 29%, and commercial customers, 2%. The Optex Systems segment revenue for the year ending December 31, 2017 was derived from external customers consisting of the U.S. government, 42%, General Dynamics, 47%, and other external customers, 11%.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 31, 2017, the Richardson facility operated with 57 full time equivalent employees in a single shift operation. Optex Systems serves as the home office for both the Optex Systems (OPX) and Applied Optics Center (AOC) segments.

Applied Optics Center (AOC) – Dallas, Texas

On November 3, 2014, Optex Systems, Inc. entered into a Purchase Agreement with L-3 pursuant to which Optex Systems, Inc. purchased from L-3 the assets comprising L-3’s Applied Optics Center Products Line. Applied Optics Center (“AOC”) is engaged in the production, marketing and sales of precision optical assemblies and components which utilize thin film coating technologies. Most of the AOC products and services are directly related to the deposition of thin-film coatings. AOC is both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., L-3 Communications, Harris Corp and others. AOC also creates a new sector of opportunity for commercial products. Globally, commercial optical products use thin film coatings to create product differentiation and performance levels. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. The Applied Optics Center is a key supplier to Nightforce Optics, Inc. and provides optical assembly components to their markets of interest in commercial sporting optics and select military optics. Given this broad potential, the commercial applications are a key opportunity going forward. The Applied Optics Center segment also serves as the key supplier of the laser coated filters used in the production of periscope assemblies at the Optex Systems segment.

The Applied Optics Center serves primarily domestic U.S. customers. Approximately 85% of the Applied Optics Center revenue for the three months ending December 31, 2017 was derived from external customers consisting of Nightforce Optics, Inc., 70%, Harris Corp., 22%, and other external customers, 8%. Sales to commercial customers represent 74% and military sales to prime and subcontracted customers represent 26% of the total segment revenue. Intersegment sales to Optex Systems during the year ended October 1, 2017 comprised 15% of the total segments revenue and was primarily in support of military contracts.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 31, 2017, AOC operated with 37 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. Optex Systems Holdings, Inc. does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ending December 31, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,665	$2,112	$—	$4,777
Intersegment revenues	—	371	(371)	—
Total Revenue	$2,665	$2,483	$(371)	$4,777

Interest expense	$—	$—	$3	$3

Depreciation and Amortization	$10	$71	$—	$81

Income (Loss) before taxes	$48	$249	$(391)	$(94)

Other significant noncash items:
Allocated home office expense	$(156)	$156	$—	$—
Loss on change in fair value of warrants	$—	$—	$344	$344
Stock compensation expense	$—	$—	$44	$44
Royalty expense amortization	$7	$—	$—	$7
Warranty Expense	$—	$77	$—	$77

Segment Assets	$8,477	$4,708	$—	$13,185

	Reportable Segment Financial Information (thousands)
	Three months ending January 1, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,039	$1,473	$—	$3,512
Intersegment revenues	—	462	(462)	—
Total Revenue	$2,039	$1,935	$(462)	$3,512

Interest expense	$—	$—	$4	$4

Depreciation and Amortization	$16	$67	$—	$83

Income (Loss) before taxes(1)	$23	$(31)	$362	$354

Other significant noncash items:
Allocated home office expense	$(166)	$166	$—	$—
(Gain) on change in fair value of warrants	$—	$—	$(430)	$(430)
Stock option compensation expense(1)	$—	$—	$64	$64
Royalty expense amortization	$7	$—	$—	$7

Segment Assets	$8,339	$4,052	$—	$12,391
Expenditures for segment assets	$4	$126	$—	$130

(1) General and administrative expenses for the three months ending January 1, 2017 of $64 thousand associated with the amortized stock compensation on executive/director restricted stock units has been restated from Optex Richardson to Other (non allocated costs). Operating income (loss) for Optex Richardson and Other (non allocated costs) has been restated to reflect the change.

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

As of December 31, 2017, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2018	$205	$81	$180	$45	$511
2019	281	110	248	61	700
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$924	$360	$967	$236	$2,487

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended December 31, 2017 was $168 thousand. Total expense under facility lease agreements as of the three months ended January 1, 2017 was $166 thousand.

As of December 31, 2017, the unamortized deferred rent was $121 thousand as compared to $123 thousand as of October 1, 2017. Deferred rent expense is amortized monthly over the life of the lease.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of December 31, 2017 and October 1, 2017, the outstanding principal balance on the line of credit was $300 thousand. For the three months ended December 31, 2017 and January 1, 2017, the total interest expense against the outstanding line of credit balance was $3 thousand and $4 thousand.

Note 6-Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,125,200 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities were measured using a binomial lattice model (“Binomial”). Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ending October 2, 2016	Period ending October 1, 2017	Period ending December 31, 2017
Exercise Price(1)	$1.5	$1.5	$1.5	$1.5
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.77	$0.98	$1.1
Interest Rate (annual) (3)	1.23%	1.14%	1.62%	1.98%
Volatility (annual) (4)	246.44%	242.17%	179.36%	171.04%
Time to Maturity (Years)	5	4.9	3.9	3.7
Number of Steps (Quarters)	20	20	16	15
Calculated fair value per share	$0.93	$0.76	$0.87	$0.96

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

(3) Interest rate for U.S. Treasury Bonds, as of August 26, 2016 and each presented period ending date, as published by the U.S. Federal Reserve.

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.93	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.76	$3,118
Loss on Change in Fair Value of Warrant Liability			489
Fair Value as of period ending 10/01/2017	4,125,200	$0.87	$3,607
Loss on Change in Fair Value of Warrant Liability			344
Fair Value as of period ending 12/31/2017	4,125,200	$0.96	$3,951

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs. During the three months ending December 31, 2017, none of the warrants have been exercised.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of December 31, 2017, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/31/17	Date	Period
12/09/11	46,070	$10.00	35,000	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		60,000

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 2, 2016	60,340	$—	1.4	$—
Granted – 2017	—
Forfeited – 2017	(330)			—
Exercised – 2017	—			—
Outstanding as of October 1, 2017	60,010	$—	0.76	$—
Granted – 2018	—
Forfeited – 2018	(10)			—
Exercised – 2018	—			—
Outstanding as of December 31, 2017	60,000	$—	0.62	$—

Exercisable as of October 1, 2017	56,260	$—	0.60	$—

Exercisable as of December 31, 2017	60,000	$—	0.62	$—

There were no options granted in the three months ended December 31, 2017 or twelve months ending October 1, 2017.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of October 2, 2016	7,500	$8.00
Non-vested granted — year ended October 1, 2017	—	—
Vested — year ended October 1, 2017	(3,750)	8.00
Forfeited — year ended October 1, 2017		—
Non-vested as of October 1, 2017	3,750	$8.00
Non-vested granted — three months ended December 31, 2017	—	—
Vested — three months ended December 31, 2017	(3,750)	8.00
Forfeited — three months ended December 31, 2017		—
Non-vested as of December 31, 2017	-0-	$—

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 2, 2016	200,000
Granted - year ended 2017	50,000
Vested - year ended 2017	(68,000)
Unvested as of October 1, 2017	182,000
Granted – three months ended December 31, 2017	—
Vested - three months ended December 31, 2017	—
Unvested as of December 31, 2017	182,000

During the three months ended December 31, 2017, there were no new grants of restricted stock units and zero restricted stock units had vested. On January 1, 2018, 83,000 restricted stock units were vested and on January 2, 2018, 55,902 common shares were issued net of the tax withholding obligation related to these shares (see subsequent events).

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ending
	December 31, 2017	January 1, 2017	December 31, 2017	October 1, 2017

Stock Options	$8	$10	$—	$8
Restricted Stock Units	36	31	158	194
Consultant Shares (IRTH)	—	23	—	—
Total Stock Compensation	$44	$64	$158	$202

Note 8 Stockholders’ Equity

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex Systems Holdings recorded an additional $261 thousand in dividends payable as of October 1, 2017 for the fourth quarter declared dividends which were paid on October 19, 2017. Optex Systems Holdings recorded an additional $262 thousand in dividends payable as of December 31, 2017 for the first quarter 2018 which were paid on January 19, 2018.

Common stock

As of October 2, 2016, Optex Systems Holdings had 8,266,601 common shares outstanding.

On October 31, 2016, Longview Fund L.P. authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $155 thousand of accounts receivable due for expenses paid by Optex Systems, Inc. on behalf of the Sileas Corporation. The shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016.

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

During the twelve months ending October 1, 2017, Optex Systems Holdings issued 775,000 common shares due to conversions of Series C preferred stock and 45,799 common shares related to the vesting of restricted stock units. There were no other issuances of common or preferred stock during the twelve months ended October 1, 2017. As of October 1, 2017, the outstanding common shares were 8,190,101.

During the three months ending December 31, 2017, Optex Systems Holdings issued 400,000 common shares due to conversions of Series C preferred stock. There were no other issuances of common or preferred stock during the three months ended December 31, 2017. As of December 31, 2017, the outstanding common shares were 8,590,101.

Series C Preferred Stock

As of October 1, 2017 there were 174 preferred Series C shares outstanding. During the three months ending December 31, 2017, there were no new issues of preferred Series C shares, and conversions of 96 preferred Series C shares, or $0.5 million, into 400,000 common shares. As of December 31, 2017 there were 78 preferred Series C shares outstanding, convertible into 325,000 common shares. During the three months ending January 1, 2017 there were no new issues of preferred Series C shares, and conversions of 16 preferred Series C shares, or $0.1 million, into 75,000 common shares.

Note 9 Subsequent Events

On January 1, 2018, there were 83,000 shares vested in relation to restricted stock units issued to Danny Schoening, Karen Hawkins, and Bill Bates. On January 2, 2018 Optex Systems Holdings issued 55,902 common shares in settlement of the vested shares, net of 12,098 shares which were withheld for tax obligations.

On January 2, 2018, we executed a Fifth Amendment to our Avid Bank letter of credit, extending the maturity date from January 22, 2018 to March 22, 2018 at which date we intend to renew the line of credit for an additional two years.

On January 5, 2018 we paid annual bonuses for fiscal year 2017 in the amount of $152,432 for Danny Schoening and $55,691 for Karen Hawkins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 1, 2017 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended December 31, 2017, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

●	On July 3, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen for provision of night vision assemblies for the U.S. military. The Laser Interference Filter Assemblies will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017 at pricing set forth in the addenda to the contract. The contract calls for first article testing and has a guaranteed minimum of $50,000. Given prior contracts awarded to the Company through DLA, the Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract.

●	On September 11, 2017 we were awarded a $1.35 million contract by defense industry leader General Dynamics Land Systems-Canada, to provide LAV 6.0 optimized weapon system support for Optex Systems’ Commander Sighting System. This in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.

●	On September 18, 2017 we were awarded a five year Indefinite-Delivery Indefinite-Quantity (IDIQ) contract through Defense Logistics Association (DLA) in support of the Abrams Main Battle Tank platform. The contract is expected to generate between $1.5M and $2.4 million in revenue over the next five year period for Optex Systems. As of October 30, 2017, three task delivery orders have been awarded against the IDIQ for a total value of $1.5 million.

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

In July 2017, Optex Systems, Inc. was awarded a design patent on our “Red Tail” digital spotting scope. This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications. The device is designed to deliver high definition images with military grade resolution, but at commercial “off the shelf” pricing. Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet. Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either iOS or Android devices.

Recent Events

Changes to the Board of Directors

Effective as of January 15, 2018, Owen Naccarato resigned as one of our directors and as a member of the Audit Committee.

Executive and Board Compensation

On December 19, 2017 the Board of Directors approved bonuses in the amount of $152,432 for Danny Schoening and $55,691 for Karen Hawkins. The bonus amounts were paid on January 5, 2018.

Dividends

On June 26, 2017, our board of directors approved a resolution declaring a $0.02 per share dividend payment on July 12, 2017, for common and Series C preferred shareholders and warrant holders of record as of July 5, 2017 and for the three subsequent quarters with the last dividend payment to occur in April 2018. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017, and on January 19, 2018, we paid a third $0.02 per share dividend to holders of record as of January 12, 2018. Our board of directors has determined that it will not authorize declarations beyond the April 2018 date for the foreseeable future as Optex Systems Holdings pursues other business opportunities. The board of directors will revisit the issue at the end of calendar year 2018.

Results of Operations

Non GAAP Adjusted EBITDA

We use adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash valuation gains and losses on warrant liabilities, noncash compensation expenses related to equity stock issues, as well as depreciation, amortization, interest expenses and federal income taxes. We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items. Adjusted EBITDA is a financial measure not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).

Adjusted EBITDA has limitations and should not be considered in isolation or a substitute for performance measures calculated under GAAP. This non-GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, which limits the usefulness of Adjusted EBITDA as a comparative measure.

The table below summarizes our three month operating results for periods ending December 31, 2017 and January 1, 2017, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ending
	December 31, 2017	January 1, 2017

Net (Loss) Income Applicable to Common Shareholders (GAAP) :	$(94)	$354
Add:
Loss (Gain) on Change in Fair Value of Warrants	344	(430)
Federal Income Taxes - Current	90	—
Depreciation	81	83
Stock Compensation	44	64
Royalty License Amortization	7	7
Interest Expense	3	4
Adjusted EBITDA - Non GAAP	$475	$82

Our adjusted EBITDA increased by $0.4 million to $0.5 million during the three months ending December 31, 2017 as compared $0.1 million during the three months ending January 1, 2017. We attribute the increase in adjusted EBITDA primarily to increased revenue of $1.3 million over the prior year quarter, from $3.5 million in the three months ending January 1, 2017 to $4.8 million during the three months ending December 31, 2017. In addition, we experienced a 1.4% improvement on our gross margins percentage, from 22.0% in the prior year quarter to 23.4% in the current year quarter ending December 31, 2017 and a $0.07 million reduction in general and administrative spending from the prior year level for the first quarter.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 31, 2017 and January 1, 2017 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selected Financial Info by Segment

(Thousands)

	Three months ending
	December 31, 2017				January 1, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,665	$2,112	$—	$4,777	$2,039	$1,473	$—	$3,512
Intersegment Revenues	—	371	(371)	—	—	462	(462)	—
Total Segment Revenue	2,665	2,483	(371)	4,777	2,039	1,935	(462)	3,512

Total Cost of Sales	2,072	1,960	(371)	3,661	1,527	1,675	(462)	2,740

Gross Margin	593	523	—	1,116	512	260	—	772
Gross Margin %	22.3%	21.1%	0.0%	23.4%	25.1%	13.4%	0.0%	22.0%

General and Administrative Expense (1)	611	118	44	773	655	125	64	844
Segment Allocated G&A Expense	(156)	156	—	—	(166)	166	—	—
Net General & Administrative Expense	455	274	44	773	489	291	64	844

Operating Income (Loss)	138	249	(44)	343	23	(31)	(64)	(72)
Operating (Loss) %	5.2%	10.0%	11.9%	7.2%	1.1%	(1.6%)	0.0%	(2.1%)

(Loss) Gain on Change in Fair Value of Warrants	—	—	(344)	(344)	—	—	430	430
Interest Expense	—	—	(3)	(3)	—	—	(4)	(4)

Net Income (Loss) before taxes	$138	$249	$(391)	$(4)	$23	$(31)	$362	$354
Net Income (Loss) %	5.2%	10.0%	—	(0.1%)	1.1%	(1.6%)	—	10.1%

(1) General and administrative expenses for the three months ending January 1, 2017 of $64 thousand associated with amortized stock compensation attributeable to executive/director restricted stock units has been restated from Optex Richardson to Other (non allocated costs). Operating income (loss) for Optex Richardson and Other (non allocated costs) has been restated to reflect the change.

Our total revenues increased by $1.3 million or 37.1% during the three months ending December 31, 2017 as compared to the three months ending January 1, 2017. Increased revenues during the quarter were primarily driven by increased revenue of $0.63 at the Optex Richardson plant and increased revenues of $0.64 million at the Applied Optics Center plant. Intersegment revenues decreased by ($0.1) million during the period, from $0.5 million to $0.4 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Both the gross margin and the gross margin percentages increased on a consolidated basis during the three months ending December 31, 2017 as compared to the prior year period. Total gross margin increased by $0.3 million, and 1.4% to 23.4% from 22.0%. The gross margin percentage for the Applied Optics Center increased from 13.4% to 21.1% and by $0.26 million from the prior year period. The increased Applied Optics Center margins are primarily driven by increased revenue and the corresponding contribution margin towards fixed costs, a more favorable pricing structure in addition to improvements in labor and product yield efficiencies for our optical assembly and laser interface filters. The Optex Richardson gross margin increased by $0.08 million on higher revenue, while the gross margin percentage decreased by (2.8%) from 25.1% to 22.3% on changes in product mix in the current period as compared to the prior year period. We expect the gross margins for both segments to continue to improve throughout the fiscal year as revenues grow and labor efficiencies continue to improve on the Applied Optics Center optical assembly line and the product line mix on Optex Systems shifts toward newer orders with higher pricing.

During the three months ending December 31, 2017 and January 1, 2017, the Applied Optics Center absorbed $0.2 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating income increased by $0.4 million, in the three months ending December 31, 2017, to $0.3 million, as compared to the prior year period operating loss of ($0.1) million as a result of increased gross margin in our Applied Optics Center and lower general and administrative spending of $0.1 million on a consolidated based across both segments. We expect continued improvements in the operating profits across both segments during the year as compared to 2017 levels as we increase revenues and gross margins across our product groups.

During the three months ending December 31, 2017 we recognized a ($0.3) million loss on change in valuation of warrant liabilities as compared to a $0.4 million gain in the prior year quarter. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants based on market changes beyond the control of the segment operating activities.

Backlog

Backlog as of December 31, 2017, was $14.6 million as compared to a backlog of $15.7 million as of October 1, 2017, representing an decrease of ($1.1) million or (7.0%). During the three months ending December 31, 2017, Optex Systems booked $3.6 million in new orders, representing a ($3.1) million, or (46.3%), decrease from the booked orders of $6.7 million in the prior year quarter. We attribute the lower orders in the current year period as compared to the prior year period to timing of government contract awards on periscopes and delays in new optical assembly orders from one of our major Applied Optics Customers.

The following table depicts the current expected delivery by period of all contracts awarded as of December 31, 2017 in millions of dollars:

	(Millions)
Product Line	Q2 2018	Q3 2018	Q4 2018	2018 Delivery	2019+ Delivery	Total Backlog 12/31/2017	Total Backlog 10/1/2017	Variance	% Chg
Periscopes	2.3	1.2	0.2	3.7	1.5	5.2	4.9	0.3	6.1%
Sighting Systems	0.6	0.7	0.3	1.6	2.1	3.7	4.1	(0.4)	(9.8%)
Other	0.4	0.2	—	0.6	1.0	1.6	0.6	1.0	166.7%
Optex Systems - Richardson	3.3	2.2	0.5	5.9	4.6	10.5	9.6	0.9	9.4%
Applied Optics Center - Dallas	2.4	0.9	0.6	3.9	0.2	4.1	6.1	(2.0)	(32.8%)
Total Backlog	5.7	3.1	1.1	9.8	4.8	14.6	15.7	(1.1)	(7.0%)

Optex Systems - Richardson:

During the three months ending December 31, 2017, backlog for our Optex Systems Richardson segment has increased by $0.9 million, or 9.4%, to $10.5 million from our fiscal year-end backlog of $9.6 million. The increased backlog was primarily driven by increased backlog of $1.0 million, or 166.7% in our other product group. The increase was primarily driven by new orders in our from the U.S. government for MRS collimator assemblies in support of the M1A2 Abrams tank. Sighting Systems backlog declined by ($0.4) million, or (9.8%) from our fiscal year-end backlog as we continue to ship sighting systems against our existing contracts. Backlog for our periscope product line has increased by 6.1% or $0.3 million to $5.1 million, from our ending 2017 fiscal year level of $4.9 million.

During the three months ending December 31, 2017 we booked new periscope orders of $1.8 million, a reduction of ($1.9) million from the prior year period. In the prior year first quarter, the periscope orders of $3.7 million were exceptional high as a result of delays in government procurements during the fourth quarter of fiscal year 2016 which pushed awards into the first quarter of 2017. We have booked an additional $1.2 million in new periscope orders subsequent to the current quarter ended December 31, 2017 and are currently in price negotiations on two additional substantial contracts which we hope to finalize in the near term.

We experienced increases in orders for Sighting Systems of $0.2 million and other product line orders of $0.9 million for a total increase of $1.1 million during the three months ending December 31, 2017 to $1.6 million in new orders from the prior year levels of $0.5 million in new orders, offsetting a portion of the lower orders in periscopes and Applied Optics optical assemblies. We anticipate additional new orders throughout the year across all product lines to maintain for deliveries within the current fiscal year and beyond.

Applied Optics Center – Dallas

During the three months ending December 31, 2017, the Applied Optics Center backlog decreased by (32.8%), or ($2.0) million, to $4.1 million from the fiscal year end level of $6.1 million. New orders for our Applied Optics Center were $0.2 million in the three months ending December 31, 2017 as compared to $2.5 million in the prior year quarter, a reduction of ($2.3) million. We have experienced a delay in expected purchase orders from one of our major customers during the first quarter of fiscal year 2018. We anticipate increased orders during the next two quarters to satisfy the customers total estimated 2018 production requirements.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the three months ending December 31, 2017, the Applied Optex Center received intracompany orders for laser coated filters in support of the Optex periscope product line of $0.4 million, as compared to $0.5 million in the prior year quarter. The decrease in intercompany orders is primarily related to changes in periscope mix and production schedules as compared to the prior year quarter.

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

Three Months Ended December 31, 2017 Compared to the Three Months Ended January 1, 2017

Revenues. In the three months ended December 31, 2017, revenues increased by $1.3 million or 37.1% from the respective prior period in fiscal year 2017 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	December 31, 2017	January 1, 2017	Variance	% Chg
Periscopes	$1.6	$1.6	$—	—
Sighting Systems	0.9	0.1	0.8	800.0
Other	0.2	0.3	(0.1)	(33.3)
Optical Systems – Richardson	2.7	2.0	0.7	35.0
Applied Optics Center – Dallas	2.1	1.5	0.6	40.0
Total Revenue	$4.8	$3.5	$1.3	37.1

Revenues on our periscope line remained flat during the three months ended December 31, 2017 as compared to the three months ended January 1, 2017. Based on our current backlog and customer delivery schedule, we anticipate an increase in periscope revenues during the next quarter and our fiscal year 2018 revenues to be consistent with or slightly above the fiscal year 2017 level.

Sighting systems revenues for the three months ending December 31, 2017 increased by $0.8 million or 800.0% from revenues in the prior year period. Deliveries on our current backlog for DDAN sighting systems were delayed during the first quarter of 2017 pending product configuration changes and export licenses. We have resumed full production on the current orders and expect to continue shipments at a higher pace through the third quarter of fiscal 2018.

Applied Optics Center revenue increased $0.6 million or 40.0% during the three months ended December 31, 2017 as compared to the three months ended January 1, 2017 primarily due to increased deliveries on commercial optical assemblies and government laser interface filters (LIFs). We are currently expecting several new orders for additional optical assemblies and LIFs from several customers to be delivered in the second half of fiscal year 2018. We expect the optical assembly revenues to increase steadily throughout the year over 2017 levels, as we continue to ship against existing backlog and anticipate new orders in the near term.

Other product revenues declined by ($0.1) million to $0.2 million during the three months ending December 31, 2017 as compared to $0.3 million in the prior year period primarily due to reductions in component spare orders from the prior year level. Based on our current backlog as compared to our backlog level at the end of the first quarter in 2017, we expect lower revenues in the other product group during the fiscal year 2018 as compared to the prior year. Many of these orders have a long material lead time and often require first article testing prior to production. Reductions in other revenues are expected to be fully offset by increased revenues in each of the other product groups.

Gross Margin. The gross margin during the period ending December 31, 2017 was 23.4% of revenue as compared to a gross margin of 22.0% of revenue for the period ending January 1, 2017. Cost of sales increased to $3.7 million for the current period as compared to the prior year period of $2.7 million on increased revenues of $1.3 million. The gross margin increased by $0.3 million in the current year period to $1.1 million as compared to the prior year period of $0.8 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements and changes in product mix between the respective periods.

G&A Expenses. During the three months ended December 31, 2017, we recorded operating expenses of $0.77 million as opposed to $0.84 million, during the three months ended January 1, 2017, a net decrease of $0.07 million. Decreased general and administrative costs during the current year period were primarily driven by decreases in accrued executive bonus pay, stock compensation expenses and investor relations costs in the current year quarter as compared to the prior year quarter. We expect our total fiscal year 2018 general and administrative spending to approximate the spending in fiscal year 2017.

Operating Income (Loss). During the three months ended December 31, 2017, we recorded an operating income of $0.3 million, as compared to an operating loss of ($0.1) million during the three months ended January 1, 2017. The $0.4 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue and lower general and administrative costs in the current year quarter as compared to the prior year quarter.

Net (Loss) Income applicable to common shareholders. During the three months ended December 31, 2017, we recorded a net loss applicable to common shareholders of ($0.1) million as compared to net income applicable to common shareholders of $0.4 million during the three months ended January 1, 2017. The increase in net loss of ($0.5) million is primarily attributable to increased operating income of $0.3 million, offset by recognition of a loss on changes in the fair value of warrant liabilities of ($0.3) million in the current year period as compared to a gain of $0.4 million in the prior year period, and a current federal income tax expense of ($0.1) million in the current year period as compared to zero in the prior year period.

Liquidity and Capital Resources

As of December 31, 2017, Optex Systems Holdings had working capital of $8.1 million, as compared to $8.0 million as of October 1, 2017. During the three months ended December 31, 2017, the Company experienced a net loss of ($0.1) million and an increase of 37.1%, or $1.3 million in revenues to $4.8 million in the current year period as compared to $3.5 million in the prior year period ending January 1, 2017. The Company’s adjusted EBITDA increased by $0.4 million during the three months ending December 31, 2017 to $0.5 million from $0.1 million during the three months ending January 1, 2017. Backlog as of December 31, 2017 has decreased by ($1.1) million or (7.0%) to $14.6 million as compared to backlog of $15.7 million as of October 1, 2017. Approximately 39.1% of annual revenue is derived from new orders booked during the fiscal year.

U.S. military spending has been significantly reduced from the 2011 peak spending levels as a result of a decrease in military operations in Iraq and Afghanistan and due to Congressional sequestration cuts to defense spending created by the Budget Control Act of 2011, which began in fiscal year 2013. As a result of lower U.S. government defense spending, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity. On November 16, 2017, the National Defense Authorization Act (NDAA) for fiscal year 2018 was sent to President Trump to sign into law after passing both the House of Representatives and the Senate. The 2018 NDAA authorizes total spending of $700 billion which includes a base spending authorization of $634 billion plus the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account. The bill authorizes a major hike in military spending over the 2017 NDAA authorization amount of $619 billion and sets defense spending well above the $549 billion base authorization cap under the 2011 Budget Control Act. On February 9, 2018, Congress passed a budget stop gap resolution which was signed by the president. The resolution lifts the sequestration limits on military spending by $165 billion over the next two years in line with the 2018 NDAA authorization of $700 billion. We are cautiously optimistic that the defense industry effects of the sequestration from 2011 have reached a plateau and we will begin to see small but steady increases in defense military procurement orders in fiscal year 2018 and upcoming fiscal years. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At December 31, 2017, the Company had approximately $1.5 million in cash and an outstanding payable balance of $0.8 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of December 31, 2017 our outstanding accounts receivable was $2.4 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2018 on higher projected revenue growth combined with increased gross margin related to existing and planned productivity and cost efficiency improvements. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next nine months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4.8 million. The net cash proceeds of the offering were $4.2 million after underwriter expenses of $0.5 million. We used $0.3 million of the proceeds for offering expenses paid by Optex Systems Holdings and $1.7 million of the proceeds for the redemption of Series A and Series B preferred shares which were a condition of the offering. The remaining $2.2 million of funds is being used to fund working capital needs to support revenue growth and acquisitions.

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

On June 26, 2017, our board of directors approved a resolution declaring a $0.02 per share dividend payment on July 12, 2017, for common and Series C preferred shareholders and warrant holders of record as of July 5, 2017 and for the three subsequent quarters with the last dividend payment to occur in April 2018. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017, and on January 19, 2018, we paid a third $0.02 per share dividend to holders of record as of January 12, 2018. Optex recorded $262 thousand in dividends payable as of December 31, 2017 which were in paid on January 19, 2018. The Company expects to pay the fourth dividend payment totaling $262 thousand in April 2018. Our board of directors has determined that it will not authorize declarations beyond the April 2018 date for the foreseeable future as Optex Systems Holdings pursues other business opportunities. The board of directors will revisit the issue at the end of calendar year 2018.

Cash Flows for the Period from October 1, 2017 through December 31, 2017

Cash and Cash Equivalents: As of December 31, 2017, we had cash and cash equivalents of $1.5 million which representing a decrease of ($0.1) million during the three months ended December 31, 2017.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the three months from October 1, 2017 to December 31, 2017 totaled $0.1 million. The primary sources of cash during the period relate to an collections against accounts receivable of $0.7 million, offset by increased in accounts payable and accrued expenses of ($0.8 million) and other working capital changes of ($0.2) million.

Net Cash Used in Investing Activities. In the three months ended December 31, 2017, cash used in investing activities was zero.

Net Cash Used in Financing Activities. Net cash used in financing activities was ($0.3) million during the three months ended December 31, 2017 and relate to dividends paid to shareholders on October 19, 2017.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended October 1, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 1, 2017.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 14, 2018	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 14, 2018	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer