Form 10-Q
period 2018-04-01
Optex Systems Holdings Inc
filed 2018-05-15
CIK 1397016

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2018: 8,646,003 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended April 1, 2018

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 1, 2018

CONSOLIDATED BALANCE SHEETS AS OF APRIL 1, 2018 (UNAUDITED) AND OCTOBER 1, 2017	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 2018 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED APRIL 2, 2017 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 1, 2018 (UNAUDITED) AND FOR THE SIX MONTHS ENDED APRIL 2, 2017 (UNAUDITED)	F-4

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-5

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	April 1, 2018 (Unaudited)	October 1, 2017

ASSETS

Cash and Cash Equivalents	$1,831	$1,682
Accounts Receivable, Net	1,401	3,125
Net Inventory	7,937	7,614
Prepaid Expenses	137	63

Current Assets	11,306	12,484

Property and Equipment, Net	1,316	1,460

Other Assets
Prepaid Royalties - Long Term	45	60
Security Deposits	23	23

Other Assets	68	83

Total Assets	$12,690	$14,027

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$812	$1,362
Dividends Payable	262	261
Federal Income Taxes Payable	7	-
Accrued Expenses	899	1,450
Accrued Warranties	122	174
Customer Advance Deposits	677	927
Credit Facility	300	300

Current Liabilities	3,079	4,474

Warrant Liability	1,601	3,607

Total Liabilities	4,680	8,081

Commitments and Contingencies

Stockholders' Equity
Preferred Stock Series C ($0.001 par 400 authorized, 78 and 174 issued and outstanding, respectively)	-	-
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,646,003 and 8,190,101 shares issued and outstanding, respectively)	9	8
Additional Paid-in-capital	26,461	26,411
Accumulated Deficit	(18,460)	(20,473)

Stockholders' Equity	8,010	5,946

Total Liabilities and Stockholders' Equity	$12,690	$14,027

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017

Revenue	$4,550	$4,040	$9,327	$7,552

Cost of Sales	3,557	3,271	7,218	6,011

Gross Margin	993	769	2,109	1,541

General and Administrative Expense	786	840	1,559	1,684

Operating Income (Loss)	207	(71)	550	(143)

Gain (Loss) on Change in Fair Value of Warrants	2,350	(72)	2,006	358

Interest Expense	(9)	(6)	(12)	(10)
Other (Expense) Income	2,341	(78)	1,994	348

Income (Loss) Before Taxes	2,548	(149)	2,544	205

Current Income Tax (Benefit) Expense	(83)	-	8	-
Net income (loss) applicable to common shareholders	$2,631	$(149)	$2,536	$205

Basic income (loss) per share	$0.31	$(0.02)	$0.30	$0.03

Weighted Average Common Shares Outstanding - basic	8,417,438	8,188,591	8,482,273	8,181,950

Diluted income (loss) per share	$0.30	$(0.02)	$0.29	$0.02

Weighted Average Common Shares Outstanding - Diluted	8,744,759	8,188,591	8,815,922	9,606,950

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Six months ended
	April 1, 2018	April 2, 2017

Cash flows from operating activities:
Net income	$2,536	$205

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161	168
Gain on change in fair value of warrants	(2,006)	(358)
Noncash interest expense	2	1
Stock compensation expense	81	129
Accounts receivable	1,724	161
Inventory	(323)	(960)
Prepaid expenses	(74)	58
Accounts payable and accrued expenses	(1,102)	(233)
Federal income taxes payable	7	-
Accrued warranty costs	(53)	-
Prepaid royalties - long term	15	15
Customer advance deposits	(250)	18
Total adjustments	(1,818)	(1,001)
Net cash provided by (used in) operating activities	718	(796)

Cash flows used in investing activities
Purchases of property and equipment	(17)	(130)
Net cash used in investing activities	(17)	(130)

Cash flows used in financing activities
Dividends paid	(522)	-
Cash paid for taxes withheld on net settled restricted stock unit share issue	(30)	(15)
Net cash used in financing activities	(552)	(15)

Net increase (decrease) in cash and cash equivalents	149	(941)
Cash and cash equivalents at beginning of period	1,682	2,568
Cash and cash equivalents at end of period	$1,831	$1,627

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$-	$155
Exchange of preferred stock for common stock	480	90
Dividends declared and unpaid	262	-
Cash paid for interest	10	9

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (“The Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 34%, one major U.S defense contractor, 24%, one commercial customer, 29%, and all other customers, 13%. Approximately 87% of the total company revenue is generated from domestic customers and 13% is derived from Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of April 1, 2018, Optex Systems Holdings operated with 89 full-time equivalent employees.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Optex Systems Holdings, Inc. (“The Company”) and its wholly-owned subsidiary, Optex Systems, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements of Optex Systems Holdings included herein have been prepared by Optex Systems Holdings, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Inventory: As of April 1, 2018 and October 1, 2017, inventory included:

	(Thousands)
	April 1, 2018	October 1, 2017
Raw Material	$4,735	$5,931
Work in Process	4,048	2,859
Finished Goods	771	441
Gross Inventory	$9,554	$9,231
Less: Inventory Reserves	(1,617)	(1,617)
Net Inventory	$7,937	$7,614

Warranty Costs: As of April 1, 2018 and October 1, 2017, the Company had warranty reserve balances of $122 thousand and $174 thousand, respectively. During the three and six months ending April 1, 2018 the Company recognized $134 thousand and $211 thousand in warranty expenses related to quality issues encountered on Applied Optics Center optical assemblies for returned products requiring repairs or replacements. There were no warranty expenses recognized during the three and six months ending April 1, 2017. We believe we have made sufficient improvements to the production process to minimize the return rate on future shipments but we will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data on an interim basis until the current warranty backlog is depleted.

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

Each of the measurements is considered a Level 2 or Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date. The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6 “Warrant Liabilities”.

Income Tax/Deferred Tax: As of April 1, 2018 Optex Systems, Inc. has a deferred tax asset valuation allowance of ($4.6) million against deferred tax assets of $4.6 million, as compared to a valuation allowance of ($4.6) million against deferred tax assets of $4.6 million as of October 1, 2017. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016. During the six months ended April 1, 2018, our deferred tax assets and corresponding valuation account decreased by $1.8 million as a result of the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 which changed the Corporate tax rate from 34% to 21% effective as of January 1, 2018. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has potentially dilutive securities outstanding which include convertible preferred stock, unvested restricted stock units, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any convertible preferred dividends and the denominator is increased to assume the conversion of the number of additional common shares. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Convertible preferred stock, unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three and six months ended April 1, 2018, 78 preferred Series C shares (which converts to 325,000 common shares), and 33,000 unvested restricted stock units were included in the diluted earnings per share calculation and 66,000 unvested restricted stock units, 60,000 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as they were antidilutive. For the three and six months ended April 2, 2017, zero and 342 preferred Series C shares (which converts to 1,425,000 common shares) were included in the diluted earnings per share calculation, respectively, and 132,000 unvested restricted stock units, 56,280 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as they were antidilutive.

Note 3 - Segment Reporting

The Company’s reportable segments are strategic businesses offering similar products to similar markets and customers; however, the companies are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and the management at the time of the acquisition was retained.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 76% of the Optex Systems segment revenue is comprised of domestic military customers, 23% is comprised of foreign military customers and 1% is attributable to commercial customers. The Optex Systems segment revenue from the U.S. government and one other major U.S. defense contractor represent approximately 24% and 23% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of April 1, 2018, the Richardson facility operated with 51 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 65% and military sales to prime and subcontracted customers represent 35% of the total segment revenue. Approximately 84% of the AOC revenue is derived from external customers and approximately 16% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government and one major commercial customer represents approximately 10% and 29% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of April 1, 2018, AOC operated with 38 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended April 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,322	$2,228	$-	$4,550
Intersegment revenues	-	457	(457)	-
Total Revenue	$2,322	$2,685	$(457)	$4,550

Interest expense	$-	$-	$9	$9

Depreciation and Amortization	$8	$71	$-	$79

Income before taxes	$16	$228	$2,304	$2,548

Other significant noncash items:
Allocated home office expense	$(161)	$161	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,350)	$(2,350)
Stock compensation expense	$-	$-	$37	$37
Royalty expense amortization	$8	$-	$-	$8

Segment Assets	$8,703	$3,987	$-	$12,690
Expenditures for segment assets	$17	$-	$-	$17

	Reportable Segment Financial Information (thousands)
	Three months ended April 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,404	$1,636	$-	$4,040
Intersegment revenues	-	431	(431)	-
Total Revenue	$2,404	$2,067	$(431)	$4,040

Interest expense	$-	$-	$6	$6

Depreciation and Amortization	$15	$70	$-	$85

Income (Loss) before taxes(1)	$63	$(69)	$(143)	$(149)

Other significant noncash items:
Allocated home office expense	$(169)	$169	$-	$-
Loss on Change in Fair Value of Warrants	$-	$-	$72	$72
Stock option compensation expense(1)	$-	$-	$65	$65
Royalty expense amortization	$8	$-	$-	$8

Segment Assets	$8,308	$4,046	$-	$12,354
Expenditures for segment assets	$-	$-	$-	$-

(1) General and administrative expenses for the three months ending April 2, 2017 of $65 thousand associated with the amortized stock compensation on executive/director restricted stock units has been restated from Optex Richardson to Other (non allocated costs). Operating income (loss) for Optex Richardson and Other (non allocated costs) has been restated to reflect the change.

	Reportable Segment Financial Information (thousands)
	Six months ending April 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,988	$4,339	$-	$9,327
Intersegment revenues	-	829	(829)	-
Total Revenue	$4,988	$5,168	$(829)	$9,327

Interest expense	$-	$-	$12	$12

Depreciation and Amortization	$19	$142	$-	$161

Income before taxes	$154	$477	$1,913	$2,544

Other significant noncash items:
Allocated home office expense	$(317)	$317	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,006)	$(2,006)
Stock compensation expense	$-	$-	$81	$81
Royalty expense amortization	$15	$-	$-	$15

Segment Assets	$8,703	$3,987	$-	$12,690
Expenditures for segment assets	$17	$-	$-	$17

	Reportable Segment Financial Information (thousands)
	Six months ending April 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,442	$3,110	$-	$7,552
Intersegment revenues	-	893	(893)	-
Total Revenue	$4,442	$4,003	$(893)	$7,552

Interest expense	$-	$-	$10	$10

Depreciation and Amortization	$30	$138	$-	$168

Income (Loss) before taxes(1)	$86	$(100)	$219	$205

Other significant noncash items:
Allocated home office expense	$(335)	$335	$-	$-
Gain on change in fair value of warrants	$-	$-	$(358)	$(358)
Stock option compensation expense(1)	$-	$-	$129	$129
Royalty expense amortization	$15	$-	$-	$15

Segment Assets	$8,308	$4,046	$-	$12,354
Expenditures for segment assets	$4	$126	$-	$130

(1) General and administrative expenses for the three months ending April 2, 2017 of $129 thousand associated with the amortized stock compensation on executive/director restricted stock units has been restated from Optex Richardson to Other (non allocated costs). Operating income (loss) for Optex Richardson and Other (non allocated costs) has been restated to reflect the change.

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

As of April 1, 2018, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2018	$138	$54	120	$30	$342
2019	281	110	248	61	700
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$857	$333	$907	$221	$2,318

Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended April 1, 2018 was $174 and $341 thousand. Total expense under facility lease agreements as of the three and six months ended April 2, 2017 was $161 thousand and $327 thousand.

As of April 1, 2018, the unamortized deferred rent was $119 thousand as compared to $123 thousand as of October 1, 2017. Deferred rent expense is amortized monthly over the life of the lease.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of April 1, 2018 and October 1, 2017, the outstanding principal balance on the line of credit was $300 thousand. For the three months and six months ended April 1, 2018 and April 2, 2017, the total interest expense against the outstanding line of credit balance was $9 and $12 thousand and $6 and $10 thousand.

The Company amended its revolving credit facility with Avidbank pursuant to a Seventh Amendment to Amended and Restated Loan Agreement, dated as of April 5, 2018. The substantive amendments are as follows:

●	The new revolving maturity date is April 21, 2020.

●	On April 21, 2018 and each anniversary thereof for so long as the Revolving Facility is in effect, the Company shall pay a facility fee equal to one half of one percent (0.5%) of the Revolving Line.

●	The Company can maintain accounts at third party banks so long as the total in those other bank accounts does not exceed 20% of the total on deposit at Avidbank, and it shall remit to Avidbank monthly statements for all of those accounts within 30 days of the end of each month.

Note 6-Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,125,200 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

As of April 1, 2018, the company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. For each of the prior period measurement dates, the company engaged an outside valuation company to calculate the fair value of warrants based on both the binomial lattice model (“Binomial”) and the Black Scholes-Merton option pricing model (“BSM”). For each of the periods previously presented, the Company disclosed the valuation technique as binomial, although the two models yielded comparable results with minimal or no variation in the fair value calculation of the warrants at each of the respective measurement dates. As the BSM model yielded similar results with the Binomial model and can be completed with in-house expertise at a lower cost, the company has determined the BSM model will be used exclusively to value the outstanding warrants as of April 1, 2018 and future measurement dates throughout the term of the warrants. Further, the company reviewed the model volatility rate input by comparing the historical 3.4 years volatility of the traded common stock (OPXS) against similarly traded equities over the same time period, the historical volatility of the Optex common stock subsequent to the August 26, 2016 public offering, and the implied volatility based on the Optex warrant shares traded on the over-the-counter market (“OTC”) under ticker OPXXW as of April 1, 2018. A summary table of the comparison is below.

Evaluated Model Input Criteria	Volatility	Lowest Volatility	Highest Volatility
Optex common shares (OPXS) 3.4 year history from 11/7/2014	162.4%
Optex common shares (OPXS) trading history from 8/29/16 (1.6 years)	66.3%
Optex warrants (OPXXW) implied volatility based on 3/29/18 closing price(1)	65.1%
Similarly traded equities, 3.4 year history from 11/7/2014(2)	92.5%	53.6%	121.9%

(1)	Implied volatility rate for OPXXW assuming Interest rate for U.S. Treasury Bonds of 2.39%, term of 3.4 years and OTC market closing price of $0.38 per warrant on 3/29/18.
(2)	The average 3.4 year historical volatility across the 5 similarly traded companies is 92.5%, the lowest volatility and the highest volatility is for a single company within the range of 5 similar traded companies.

Based on the review, the Company believes the historical 3.4 year (period based on the remaining term of the warrants) volatility rate on the common shares, which includes significantly lower volume trading data that precedes the public offering, is not representative of the expected volatility over the remaining life of the warrants. Recent trend information indicates the increase in common share float subsequent to the public offering combined with the concurrent preferred share conversions have significantly increased the frequency of trades and the average daily volume levels from 6,392 daily shares to 25,245 daily shares, thereby minimizing the volatility fluctuations which had previously existed on the common shares prior to the capitalization change. In addition, the implied volatility on the warrants based on the available OTC market data indicate that current market participants have assumed a future volatility comparable to the more recent experience rate. Accordingly, the current period BSM model fair value measurement assumes the adjusted 1.6 year historical volatility input rate of 66.3%, which is comparable to the implied volatility rate of 65.1% derived from the OTC market data as of the measurement date.

The fair value of the warrant liabilities presented below were measured using either a Binomial (through October 1, 2017) or BSM (effective as of April 1, 2018) valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1)August 26, 2016(4)	Period ending October 2, 2016(4)	Period ending October 1, 2017(4)	Period ending April 1, 2018(5)
Exercise Price(1)	$1.5	$1.5	$1.5	$1.5
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.77	$0.98	$1.02
Interest Rate (annual) (3)	1.23%	1.14%	1.62%	2.39%
Volatility (annual) (4)(5)	246.44%	242.17%	179.36%	66.25%
Time to Maturity (Years)	5	4.9	3.9	3.4
Calculated fair value per share	$0.93	$0.76	$0.87	$0.38

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

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. for the term of the warrants as of August 26, 2016 and each presented period ending date through January 1, 2017. The original fair value calculations were derived using the Binomial model, however, the yielded results were consistent with fair market valuation using the Black Scholes Merton Option Pricing model for each of the respective periods.

(5) Based on the historical daily volatility of Optex Systems Holdings, Inc. from the consummation of the public raise on August 26, 2016 through the current presented measurement date. The company determined that the historical volatility prior to the August 26, 2016 public offering was not representative of the current market expectations due to the significant change in company capital structure and increase in public float shares (liquidity) arising from the common stock issued during the public offering and concurrent conversions of outstanding preferred shares into common stock. The fair value calculation was derived using the Black Scholes Merton Option Pricing model.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.93	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.76	$3,118
Loss on Change in Fair Value of Warrant Liability			489
Fair Value as of period ending 10/01/2017	4,125,200	$0.87	$3,607
(Gain) on Change in Fair Value of Warrant Liability			(2,006)
Fair Value as of period ending 04/01/2018	4,125,200	$0.38	$1,601

In accordance with the guidance in ASC 820-10-35-25 through ASC 820-10-35-26 regarding changes in valuation techniques, we have treated the change in technique from the Binomial to the BSM model and the adjustment in the stock volatility input, as a change in accounting estimate. The Company believes the resulting fair value measurement of the warrant liability is more representative of the current market fair value due to the significant change in capital structure arising from the public offering. In addition, the resulting fair valuation measurement has a strong correlation to the most recent closing price and implied market volatility and is within the range of the bid-ask spread of the warrants on the OTC market as of the April 1, 2018 measurement date.

The Company has presented the fair value measurement as a Level 3 measurement, relying on unobservable inputs reflecting the reporting entity’s own assumptions. The company determined the OTC market for the warrants is not an actively traded market given the infrequency of trading days, small lot trades and often significant spreads between bid and ask prices of the warrants, and is unreliable as a Level 1 or Level 2 valuation on an ongoing basis. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock prices, volatility rates and U.S. Treasury Bond rates and could have a material impact on future fair value measurements.

The Company anticipates using the BSM model, based on the adjusted historical volatility rates subsequent to the change in capital structure, for fair value measurements from April 1, 2018 through expiration of the warrants. Management has determined the BSM model, to be the most reliable and least volatile determinate of the current fair value of the warrants. It is the Company expectation to maximize on all observable market inputs for the warrants and calibrate the BSM model to incorporate relevant observable market data into the fair value measurement at each future measurement date, if applicable.

During the six months ending April 1, 2018, none of the warrants have been exercised. During the three and six months ending April 1, 2018, the company recognized a ($2.35) million and a ($2.0) million gain on the change in fair value of warrants, respectively. During the three and six months ending April 2, 2017, the Company recognized a $72 thousand loss and a ($358) gain on change in the fair value of warrants.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of April 1, 2018, there were 60,000 fully vested stock options outstanding at an exercise price of $10 per share. During the six months ended April 1, 2018 3,750 stock options vested and 10 stock options forfeited.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 2, 2016	200,000
Granted - year ended 2017	50,000
Vested - year ended 2017	(68,000)
Unvested as of October 1, 2017	182,000
Granted – six months ended April 1, 2018	—
Vested - three months ended April 1, 2018	(83,000)
Unvested as of April 1, 2018	99,000

During the six months ended April 1, 2018, there were 83,000 shares vested in relation to restricted stock units issued to Danny Schoening, Karen Hawkins, and Bill Bates, and there were 55,902 common shares issued in settlement of the vested shares, net of 27,098 shares representing $30 thousand of tax obligations withheld. During the six months ended April 2, 2017, there were 68,000 shares vested in relation to restricted stock units issued to Danny Schoening and Karen Hawkins and there were 45,799 common shares issued in settlement of the vested shares, net of 22,201 shares representing $15 thousand of tax obligations withheld.

There were no new grants of restricted stock units during the six months ended April 1, 2018 and 50,000 restricted stock units granted to Bill Bates in the twelve months ending October 1, 2017.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ending
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	October 1, 2017

Stock Options	$-	$10	$8	$20	$-	$8
Restricted Stock Units	37	31	73	62	121	194
Consultant Shares (IRTH)	-	24	-	47	-	-
Total Stock Compensation	$37	$65	$81	$129	$121	$202

Note 8 Stockholders’ Equity

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex Systems Holdings recorded an additional $261 thousand in dividends payable as of October 1, 2017 for declared dividends paid on October 19, 2017. During the six months ending April 1, 2018, Optex Systems Holdings recorded $522 in declared dividends for dividends paid to share and warrant holders of record as of January 12, 2018 and April 12, 2018. As of period ending April 1, 2018 there was $262 thousand in dividends payable, which was paid on April 19, 2018. There are no additional dividend payments declared or anticipated dividend declarations for the remainder of the fiscal year.

Common stock

As of October 2, 2016, Optex Systems Holdings had 8,266,601 common shares outstanding.

As of October 1, 2017, the outstanding common shares were 8,190,101. During the six months ending April 1, 2018, Optex Systems Holdings issued 400,000 common shares due to conversions of Series C preferred stock and 55,902 common shares related to the vesting of restricted stock units. There were no other issuances of common or preferred stock during the six months ended April 1, 2018. As of April 1, 2018, the outstanding common shares were 8,646,003.

Series C Preferred Stock

As of October 1, 2017 there were 174 preferred Series C shares outstanding. During the six months ending April 1, 2018, there were no new issues of preferred Series C shares, and conversions of 96 preferred Series C shares, or $0.5 million, into 400,000 common shares. As of April 1, 2018 there were 78 preferred Series C shares outstanding, convertible into 325,000 common shares. During the six months ending April 1, 2017 there were no new issues of preferred Series C shares, and conversions of 18 preferred Series C shares, or $0.1 million, into 75,000 common shares.

Note 9 Subsequent Events

The Company amended its revolving credit facility with Avidbank pursuant to a Seventh Amendment to the Amended and Restated Loan Agreement, dated as of April 5, 2018. The substantive amendments are as follows:

●	The new revolving maturity date is April 21, 2020:

●	On April 21, 2018 and each anniversary thereof for so long as the Revolving Facility is in effect, the Company shall pay a facility fee equal to one half of one percent (0.5%) of the Revolving Line.

●	The Company can maintain accounts at third party banks so long as the total in those other bank accounts does not exceed 20% of the total on deposit at Avidbank, and it shall remit to Avidbank monthly statements for all of those accounts within 30 days of the end of each month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 1, 2017 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended April 1, 2018, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Current Business Operations

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

Beneficial Ownership History

Optex Systems Holdings has operated as a public company since March 30, 2009 as a result of two transactions, one in October 2008 and one in March 2009. On October 14, 2008, Optex Systems, Inc. (Delaware), a newly formed Delaware registered corporation, purchased all of the assets of Optex Systems, Inc. (Texas), a wholly owned subsidiary of Irvine Sensors Corporation (“Irvine Sensors”), from Irvine Sensors for $15 million plus an additional $3.8 million of assumed liabilities owed to operating vendors by the Texas company as of the closing date. The $15 million consideration for the acquisition was contributed by The Longview Fund, L.P. (“Longview”), for $13.5 million, and Alpha Capital (“Alpha”) for $1.5 million, in exchange for debt which was due to them from Irvine Sensors prior to the asset acquisition. The $15 million of interest in Optex Systems, Inc. (Delaware) was allocated to long-term convertible debt of $6 million, which was subsequently exchanged for convertible Series A preferred shares, and $9 million in common stock equity interest. The series A preferred shares and common stock equity interests were allocated between Longview, 90.2%, and Alpha, 9.8%, in respect to their contributed capital in the asset acquisition.

On October 30, 2008, in a private transaction between Alpha and Arland Holdings, Ltd, Alpha sold 100% of their common stock equity interest in Optex Systems, Inc. (Delaware), or approximately $1.0 million common shares to Arland Holdings, Ltd. Alpha retained their interest in Optex Systems, Inc. (Delaware) series A preferred shares (debt interest) with a stated value of $0.5 million. On February 20, 2009, Sileas Corporation (“Sileas”), a related party to Optex Systems, Inc. (Delaware), purchased 100% of Longview’s outstanding equity and debt interest of Optex Systems, Inc. (Delaware) in the form of common and convertible preferred series A shares in exchange for a $13.5 million Secured Promissory Note (“Note”) from Sileas to Longview. The Note to Longview, was secured by the equity interest in Optex Systems Inc., (Delaware) held by Sileas. On March 30, 2009 a reorganization occurred, whereby all of the existing shareholders of Optex Systems, Inc. (Delaware) exchanged their equity for shares with Optex Systems Holdings, Inc. (Delaware), a public company, and additional common shares were issued to new investors in a separate $1.2 million private placement. The beneficial ownership of Optex Systems Holdings, Inc. subsequent to the March 30, 2009 reorganization and private placement was: Sileas, 72.5%, Arland Holdings, 5.8%, Alpha 2.1% and all other holders, 19.6% of the total outstanding equity (common and preferred, as converted).

On March 25, 2015, Optex Systems Holdings, Inc. issued 1000 series B preferred shares to several private accredited investors, which were convertible into common stock, in exchange for $1.6 million of convertible promissory notes (principal plus accrued interest) which had been previously issued in November 2014 to secure funding for the acquisition of the Applied Optics Center from L3 Corporation. On August 26, 2016, all of the remaining, unconverted outstanding series A and series B preferred shares were redeemed or converted to common shares by the existing holders, as a condition of a public share offering. On May 1, 2017, Longview converted a portion of the outstanding Sileas debt for 700,000 common shares, which were repurchased by Optex Systems Holdings, Inc. in a private transaction. On June 9, 2017, Sileas sold 800,000 common shares to Danny Schoening and Karen Hawkins, Optex Systems Holdings’ officers and directors, at a discounted price of $314 thousand in recognition of their service and Longview entered a transaction with Sileas to settle the unpaid balance of the $13.5 million Note, plus accrued interest, in exchange for the remaining 2,798,782 Optex Systems Holdings common shares held by Sileas and an additional consideration of $314 thousand to be paid by Sileas.

The beneficial ownership of Optex Systems Holdings, Inc. as of April 1, 2018 is: Longview, 25.7%, Alpha 9.99%, Optex Systems Holdings, Inc. officers and directors, 10.1%, other unaffiliated parties, 54.2%. Arland Holdings, Ltd. remains a holder of the common shares acquired from Alpha in October 2008, representing less than 2% of the total outstanding common stock. Additional information related to the beneficial ownership of Optex Systems Holdings, Inc. can be obtained from the Form 10K Annual Report for the fiscal year ended October 1, 2017 filed on December 20, 2017, Part III, Items 12 and 13, the Form S-1 Registration Statement, post-effective amendment 4, filed on February 2, 2018, and additional Schedules 13D and 13G filed independently by each of the respective beneficial holders.

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

4

●

In March 2017, we received a purchase order from a domestic defense contractor in the amount of $1.7 million to supply Laser Interference Filter (LIF) Assemblies supporting the U.S. Government spares for fielded night vision goggles. Deliveries will begin in June 2017 and continue through January 2018.

●	On July 3, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen for provision of night vision assemblies for the U.S. military. The Laser Interference Filter Assemblies will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017 at pricing set forth in the addenda to the contract. The contract calls for first article testing and has a guaranteed minimum of $50,000. Given prior contracts awarded to the Company through DLA, the Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract.

●	On September 11, 2017 we were awarded a $1.35 million contract by defense industry leader General Dynamics Land Systems-Canada, to provide LAV 6.0 optimized weapon system support for Optex Systems’ Commander Sighting System. This in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.

●	On September 18, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity (IDIQ) contract through Defense Logistics Association (DLA) in support of the Abrams Main Battle Tank platform. The contract is expected to generate between $1.5M and $2.4 million in revenue over the next five year period for Optex Systems. As of October 30, 2017, three task delivery orders have been awarded against the IDIQ for a total value of $1.5 million.

•	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

•	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

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

We believe that the procurement budget increase in the federal government’s recently passed 2018 National Defense Authorization Act, combined with the lifting of the 2011 budget sequestration cap on defense spending levels may have a favorable impact to the Company for its U.S. military products. We anticipate that absent any significant changes from the current defense spending levels, maintenance will still be required, and the opportunities for us to upgrade existing systems with higher performing systems will continue to present themselves. Spending levels may change, but given the mix between foreign spending, domestic/prime demand, and the more recent commercial opportunities, we do not expect any negative trends arising from political domestic changes over the next twelve months.

In July 2017, Optex Systems, Inc. was awarded a design patent on its “Red Tail” digital spotting scope. This device is targeted towards long range observation and image recording used by military, border patrol, and select consumer/commercial applications. The device is designed to deliver high definition images with military grade resolution, but at commercial “off the shelf” pricing. Using high grade optics to deliver a 45X magnified image onto a 5 megapixel CMOS sensor, the Red Tail device then transmits this image via Wi-Fi to the user’s smartphone or tablet. Digital still images or videos can then be captured and/or emailed using a custom Red Tail app available for either iOS or Android devices.

Recent Events

We amended our revolving credit facility with Avidbank pursuant to a Seventh Amendment to the Amended and Restated Loan Agreement, dated as of April 5, 2018. The substantive amendments are as follows:

●	The new revolving maturity date is April 21, 2020.

●	On April 21, 2018 and each anniversary thereof for so long as the Revolving Facility is in effect, the Company shall pay a facility fee equal to one half of one percent (0.5%) of the Revolving Line.

●	The Company can maintain accounts at third party banks so long as the total in those other bank accounts does not exceed 20% of the total on deposit at Avidbank, and it shall remit to Avidbank monthly statements for all of those accounts within 30 days of the end of each month.

Changes to the Board of Directors

Effective as of January 15, 2018, Owen Naccarato resigned as one of our directors and as a member of the Audit Committee. David Kittay has assumed the role of Audit Committee Chair.

Executive and Board Compensation

On December 19, 2017 the Board of Directors approved bonuses in the amount of $152,432 for Danny Schoening and $55,691 for Karen Hawkins which were paid on January 5, 2018. On January 2, 2018, the Company issued 55,902 Common Shares to officers and directors in settlement of restricted stock units vested on January 1, 2018.

Dividends

On June 26, 2017, our board of directors approved a resolution declaring a $0.02 per share dividend payment on July 12, 2017, for common and Series C preferred shareholders and warrant holders of record as of July 5, 2017 and for the three subsequent quarters with the last dividend payment to occur on April 19, 2018. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017, and on January 19, 2018, we paid a third $0.02 per share dividend to holders of record as of January 12, 2018 and on April 19, 2018, we paid a fourth $0.02 per share dividend to holders of record as of April 12, 2018. We do not anticipate payment of further dividends in fiscal 2018.

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

The table below summarizes our three and six month operating results for periods ending April 1, 2018 and April 2, 2017, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ending		Six months ending
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017

Net Income (Loss) Applicable to Common Shareholders (GAAP)	$2,631	$(149)	$2,536	$205
Add:
Gain (Loss) on Change in Fair Value of Warrants	(2,350)	72	(2,006)	(358)
Federal Income Tax (Benefit) Expense - Current	(83)	-	8	-
Depreciation	79	85	161	168
Stock Compensation	37	65	81	129
Royalty License Amortization	8	8	15	15
Interest Expense	9	6	12	10
Adjusted EBITDA - Non GAAP	$331	$87	$807	$169

Our adjusted EBITDA increased by $0.2 million to $0.3 million and by $0.6 million to $0.8 million during the three and six months ending April 1, 2018 as compared $0.1 million and $0.2 million during the three and six months ending April 2, 2017. EBITDA improvements are directly correlated with significant increases in revenue, improvements in our gross margins, combined with cost reductions in general and administrative costs. During the three and six months ending April 1, 2018, we experienced product revenue growth of 15.0% and 22.4%, and improved gross margin percentages of 2.8% and 2.2% over the prior year three and six months ending April 2, 2017. In addition, we have reduced general and administrative expenses by 6.4% and 7.4% during the three and six months ending April 1, 2018 as compared to the prior year periods. We experienced our most significant revenue and margin growth for the first six months of 2018 within the Applied Optics Center segment on military laser filters and commercial optical assemblies, however, each of our operating segments realized impressive revenue growth and lower administrative costs from the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and six months ending April 1, 2018, we recognized a gain on the change in fair value of warrants of $2.4 million, and $2.0 million as compared to a loss of $0.1 million and a gain of ($0.4) million in the prior year quarter and six months. As this is a non-cash gain driven by the current fair market value of our outstanding 4,125,200 warrants and unrelated to our core business operating performance, the gain has been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the gain on changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three and six months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and six months ended April 1, 2018 and April 2, 2017 reconciled to the Consolidated Results of Operations as presented in Item 1, “Consolidated Financial Statements.”

Results of Operations Selected Financial Info by Segment

(Thousands)

	Three months ending
	April 1, 2018				April 2, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,322	$2,228	$-	$4,550	$2,404	$1,636	$-	$4,040
Intersegment Revenues	-	457	(457)	-	-	431	(431)	-
Total Segment Revenue	2,322	2,685	(457)	4,550	2,404	2,067	(431)	4,040

Total Cost of Sales	1,853	2,161	(457)	3,557	1,863	1,839	(431)	3,271

Gross Margin	469	524	-	993	541	228	-	769
Gross Margin %	20.2%	19.5%	0.0%	21.8%	22.5%	11.0%	0.0%	19.0%

General and Administrative Expense (1)	614	135	37	786	647	128	65	840
Segment Allocated G&A Expense	(161)	161	-	-	(169)	169	-	-
Net General & Administrative Expense	453	296	37	786	478	297	65	840

Operating Income (Loss)	16	228	(37)	207	63	(69)	(65)	(71)
Operating (Loss) %	0.7%	8.5%	8.1%	4.5%	2.6%	(3.3)%	15.1%	(1.8)%

Gain (Loss) on Change in Fair Value of Warrants	-	-	2,350	2,350	-	-	(72)	(72)
Interest Expense	-	-	(9)	(9)	-	-	(6)	(6)

Net Income (Loss) before taxes	$16	$228	$2,304	$2,548	$63	$(69)	$(143)	$(149)
Net Income (Loss) %	0.7%	8.5%	(504.2)%	56.0%	2.6%	(3.3)%	33.2%	(3.7)%

(1) General and administrative expenses for the three months ending April 2, 2017 of $65 thousand associated with amortized stock compensation attributable to executive/director restricted stock units has been restated from Optex Richardson to Other (non-allocated costs). Operating income (loss) for Optex Richardson and Other has been restated to reflect the change.

Our total revenues increased by $0.6 million or 15.0% during the three months ending April 1, 2018 as compared to the three months ending April 2, 2017. Increased revenues during the quarter were driven by increased revenue of $0.6 million at the Applied Optics Center. Applied Optics revenue increases were driven by increased deliveries for commercial optical assemblies of $0.3 million and military coated filters of $0.3 million. Current quarter Optex Richardson and intersegment revenues are consistent with the prior year level. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Systems periscope line. We anticipate a strong third quarter 2018 revenue as compared to our prior year third quarter and the first half of fiscal year 2018. The projected increase is driven by an uptick in orders and production rates for the Optex Richardson periscopes product line and the Applied Optics Center military filter and commercial optical assembly product lines. We anticipate significantly higher revenues for the Optex Richardson segment in the second half of fiscal 2018 as compared to the first half of the fiscal year on increased production for the periscope and sighting systems product lines.

Both the gross margin and the gross margin percentages increased on a consolidated basis during the three months ending April 1, 2018 as compared to the prior year period. Total gross margin increased by $0.2 million, and 2.8% to 21.8% from 19.0%. The most significant gross margin improvement was realized in our Applied Optics Center which increased from 11.0% to 19.5% and by $0.3 million from the prior year period. The increased gross margins are driven by increased revenue and the corresponding contribution margin towards fixed costs, a more favorable pricing structure in addition to improvements in labor and product yield efficiencies for our optical assemblies and laser filters. The Optex Richardson gross margin decreased by ($0.1) million and the gross margin percentage decreased by (2.3%) from 22.5% to 20.2% on changes in product mix in the current period as compared to the prior year period. We expect consolidated gross margin rates in the second half of 2018 to remain consistent with the first half performance, with slight shifts between segments for revenue and product line mix changes.

During the three months ending April 1, 2018 and April 2, 2017, the Applied Optics Center absorbed $0.2 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating income increased by $0.3 million in the three months ending April 1, 2018, to $0.2 million, as compared to the prior year period operating loss of ($0.1) million. Increased operating income was primarily attributable to the increase in revenue and gross margin at our Applied Optics Center segment.

During the three months ending April 1, 2018 we recognized a $2.4 million gain on change in valuation of warrant liabilities as compared to a ($0.1) million loss in the prior year quarter. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Results of Operations Selected Financial Info by Segment

(Thousands)

	Six months ending
	April 1, 2018				April 2, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,988	$4,339	$-	$9,327	$4,442	$3,110	$-	$7,552
Intersegment Revenues	-	829	(829)	-	-	893	(893)	-
Total Segment Revenue	4,988	5,168	(829)	9,327	4,442	4,003	(893)	7,552

Total Cost of Sales	3,925	4,122	(829)	7,218	3,389	3,515	(893)	6,011

Gross Margin	1,063	1,046	-	2,109	1,053	488	-	1,541
Gross Margin %	21.3%	20.2%	0.0%	22.6%	23.7%	12.2%	0.0%	20.4%

General and Administrative Expense (1)	1,226	252	81	1,559	1,302	253	129	1,684
Segment Allocated G&A Expense	(317)	317	-	-	(335)	335	-	-
Net General & Administrative Expense	909	569	81	1,559	967	588	129	1,684

Operating Income (Loss)	154	477	(81)	550	86	(100)	(129)	(143)
Operating Income (Loss) %	3.1%	9.2%	9.8%	5.9%	1.9%	(2.5)%	14.4%	(1.9)%

Gain on Change in Fair Value of Warrants	-	-	2,006	2,006	-	-	358	358
Interest Expense	-	-	(12)	(12)	-	-	(10)	(10)

Net Income (Loss) before taxes	$154	$477	$1,913	$2,544	$86	$(100)	$219	$205
Net Income (Loss) %	3.1%	9.2%	(230.8%)	27.3%	1.9%	(2.5)%	(24.5%)	2.7%

(1) General and administrative expenses for the six months ending April 2, 2017 of $129 thousand associated with amortized stock compensation attributable to executive/director restricted stock units has been restated from Optex Richardson to Other (non-allocated costs). Operating income (loss) for Optex Richardson and Other has been restated to reflect the change.

Our total revenues increased by $1.7 million or 22.4% during the six months ending April 1, 2018 as compared to the six months ending April 2, 2017. Increased revenues during the six month period were primarily driven by increased revenue of $0.5 at the Optex Richardson plant and increased revenues of $1.2 million at the Applied Optics Center plant. Intersegment revenues decreased slightly ($0.06) million during the period, from $0.89 million to $0.82 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line. We anticipate a strong revenue in the second half of fiscal year 2018 as compared to the fiscal year 2017 second half. The projected increase is driven by an uptick in orders and production rates for the Optex Richardson periscopes product line and the Applied Optics Center military filter and commercial optical assembly product lines. We anticipate significantly higher revenues for the Optex Richardson segment in the second half of fiscal 2018 as compared to the first half of the fiscal year on increased production for the periscope and sighting systems product lines.

The consolidated gross margin and gross margin percentages increased by $0.6 million, and 2.2% during the six months ending April 1, 2018 as compared to the prior year period. Total gross margin increased to 22.6% from 20.4%. The gross margin dollar and percentage increase is primarily due to improvements of the Applied Optics Center which increased from 12.2% to 20.2% and by $0.6 million from the prior year period. The increased Applied Optics Center margins are driven by increased revenue and the corresponding contribution margin towards fixed costs, a more favorable pricing structure in addition to improvements in labor and product yield efficiencies for optical assemblies and laser filters. The Optex Richardson experienced a nominal gross margin increase on higher revenue, and a decrease in gross margin percentage of (2.4%) from 23.7% to 21.3% on changes in product mix in the current year period as compared to the prior year period. We expect consolidated gross margin rates in the second half of 2018 to remain consistent with the first half performance, with slight shifts between segments for revenue and product line mix changes.

During the six months ending April 1, 2018 and April 2, 2017, the Applied Optics Center absorbed $0.3 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our consolidated operating income increased by $0.7 million, in the six months ending April 1, 2018, to $0.6 million, as compared to the prior year period operating loss of ($0.1) million. An increase in operating profit of $0.6 million is primarily attributable to the Applied Optics Center revenue growth and gross margin improvements, combined with a $0.1 million reduction in general and administrative spending in Optex Richardson and other unallocated segment costs. We anticipate a continued favorable operating profit trend during the remainder of the 2018 fiscal year on additional revenue growth in the Optex Richardson segment, continued gross margin improvements at the Applied Optics Center segment, changes in product mix, and lower general and administrative spending across the segments.

During the six months ending April 1, 2018 we recognized a $2.0 million gain on change in valuation of warrant liabilities as compared to a ($0.4) million loss in the prior year period. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Backlog

Backlog as of April 1, 2018, was $18.6 million as compared to a backlog of $15.7 million as of October 1, 2017, representing an increase of $2.9 million or 18.5%. Backlog as of April 1, 2018 is $1.6 million, or 9.5% higher than ending backlog as of April 2, 2017. During the six months ending April 1, 2018, Optex Systems booked $12.2 million in new orders, representing a ($0.2) million, or (1.6%), decrease from the booked orders of $12.4 million in the prior year six months. We attribute the slightly lower orders in the current year period as compared to the prior year period to changes in customer and product mix as well as the timing of customer orders.

The following table depicts the current expected delivery by period of all contracts awarded as of April 1, 2018 in millions of dollars:

	(Millions)
Product Line	Q3 2018	Q4 2018	2018 Delivery	2019+ Delivery	Total Backlog 4/1/2018	Total Backlog 10/1/2017	Variance	% Chg
Periscopes	2.5	2.1	4.6	2.3	6.9	4.9	2.0	40.8%
Sighting Systems	1.6	0.2	1.8	1.8	3.6	4.1	(0.5)	(12.2%)
Other	0.2	0.5	0.7	1.1	1.8	0.6	1.2	200.0%
Optex Systems - Richardson	4.3	2.8	7.1	5.2	12.3	9.6	2.7	28.1%
Applied Optics Center - Dallas	1.3	1.5	2.8	3.5	6.3	6.1	0.2	3.3%
Total Backlog	5.6	4.3	9.9	8.7	18.6	15.7	2.9	18.5%

Optex Systems - Richardson:

During the six months ending April 1, 2018, backlog for the Optex Systems Richardson segment increased by $2.7 million, or 28.1%, to $12.3 million from the fiscal year-end backlog of $9.6 million. The increased backlog was primarily driven by an increase of $2.0 million, or 40.8% in the periscope product group and an increase of $1.2 million, or 200% in other products, including window, objective cell and muzzle reference assemblies. Sighting Systems backlog declined by ($0.5) million, or (12.2%) from our fiscal year-end backlog as we continue to ship sighting systems against our existing contracts.

During the six months ending April 1, 2018 we booked new periscope orders of $5.1 million, a reduction of ($1.0) million from the prior year period. In fiscal year 2017, periscope orders of $6.1 million in the first six months were exceptionally high as a result of delays in government procurements during the last quarter of fiscal year 2016 which pushed awards into the first quarter of 2017. We booked an additional $1.4 million in periscope orders subsequent to the period ended April 1, 2018 for task order awards on existing IDIQ contracts as well as new contract awards.

We experienced increases in new orders for Sighting Systems of $0.6 million and other product lines of $0.9 million during the six months ending April 1, 2018 for a total of $2.5 million in new orders as compared to the prior year levels of $1.0 million, offsetting a portion of the lower periscope and Applied Optics Center orders. We anticipate additional new orders throughout the year across all product lines for deliveries within the current fiscal year and beyond.

Applied Optics Center – Dallas

During the six months ending April 1, 2018, the Applied Optics Center backlog increased by 3.3%, or $0.2 million, to $6.3 million from the fiscal year end level of $6.1 million. New orders for our Applied Optics Center were $4.6 million in the six months ending April 1, 2018 as compared to $5.3 million in the prior year six month period, a reduction of ($0.7) million. We anticipate increased orders during the six months for deliveries within the current fiscal year and beyond.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the six months ending April 1, 2018, the Applied Optex Center received intracompany orders for laser coated filters in support of the Optex periscope product line of $0.8 million, slightly below the prior year intracompany orders of $0.9 million. The decrease in intercompany orders is primarily related to changes in periscope mix and production schedules as compared to the prior year six months.

The Company continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We continue exploring new market opportunities for our M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Three Months Ended April 1, 2018 Compared to the Three Months Ended April 2, 2017

Revenues. In the three months ended April 1, 2018, revenues increased by $0.6 million or 15% from the respective prior period in fiscal year 2017 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	April 1, 2018	April 2, 2017	Variance	% Chg
Periscopes	$1.6	$1.8	$(0.2)	(11.1)
Sighting Systems	0.4	-	0.4	100.0
Other	0.4	0.6	(0.2)	(33.3)
Optical Systems – Richardson	2.4	2.4	-	-
Applied Optics Center – Dallas	2.2	1.6	0.6	37.5
Total Revenue	$4.6	$4.0	$0.6	15.0

Revenues on our periscope line decreased by ($0.2) million during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 based on timing of customer awards and delivery schedules. Based on our current backlog, we anticipate an increase in periscope revenues over the next quarter and second half of fiscal year 2018 over the prior six months and the fiscal year 2017 level.

Sighting systems revenues for the three months ending April 1, 2018 increased by $0.4 million or 100% from revenues in the prior year period. Deliveries on our current backlog for DDAN sighting systems were delayed during the first half of 2017 pending product configuration changes and export licenses. We have resumed full production on the current orders and expect to continue shipments at a significantly higher pace through the fourth quarter of fiscal 2018.

Applied Optics Center revenue increased $0.6 million or 37.5% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 primarily due to increased deliveries on commercial optical assemblies and military laser filters. After a strong first half revenue for our Applied Optics products in 2018, our current backlog indicates the second half revenue will approximate the second half revenue in 2017, with a strong third quarter, decreasing into the fourth quarter on lower customer demand and changes in mix for commercial optical assemblies. As we continue to book new orders against the Applied Optics Center segment, our fourth quarter projections could increase.

Other product revenues declined by ($0.2) million to $0.4 million during the three months ending April 1, 2018 as compared to $0.6 million in the prior year period primarily due to reductions in component spare orders from the prior year level. Based on our current backlog as compared to our backlog level at the end of the second quarter in 2017, we expect lower revenues in the other product group during the fiscal year 2018 as compared to the prior year. Many of these orders have a long material lead time and often require first article testing prior to production. Reductions in other revenues are expected to be fully offset by increased revenues in each of the other product groups.

Gross Margin. The gross margin during the period ending April 1, 2018 was 21.8% of revenue as compared to a gross margin of 19.0% of revenue for the period ending April 2, 2017. Cost of sales increased to $3.6 million for the current period as compared to the prior year period of $3.3 million on increased revenues of $0.6 million. The gross margin increased by $0.2 million in the current year period to $1.0 million as compared to the prior year period of $0.8 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency and pricing improvements and changes in product mix between the respective periods.

G&A Expenses. During the three months ended April 1, 2018, we recorded operating expenses of $0.79 million as opposed to $0.84 million, during the three months ended April 2, 2017, a net decrease of $0.05 million. Decreased general and administrative costs during the current year period were primarily driven by decreases in stock compensation expenses, board of director fees and investor relations costs in the current year quarter as compared to the prior year quarter. We expect our total fiscal year 2018 spending for general and administrative cost to remain at the lower levels from the spending trend in fiscal year 2017.

Operating Income (Loss). During the three months ended April 1, 2018, we recorded an operating income of $0.2 million, as compared to an operating loss of ($0.1) million during the three months ended April 2, 2017. The $0.3 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue and lower general and administrative costs in the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended April 1, 2018, we recognized a $2.4 million gain on change in the fair value of warrants as compared to a ($0.1) million loss in three months ending April 2, 2017. The change in gain on fair value is attributable to a change in accounting estimate on the warrant liability of our outstanding 4,125,200 warrants to incorporate new market information into the valuation model related to the volatility of the stock prices and OTC market trading data. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income (Loss) applicable to common shareholders. During the three months ended April 1, 2018, we recorded a net income applicable to common shareholders of $2.6 million as compared to net a net loss applicable to common shareholders of ($0.1) million during the three months ended April 2, 2017. The increase in net income of $2.7 million is primarily attributable to increased operating income of $0.3 million and changes in the gain on the fair value of warrant liabilities of $2.4 million.

Six Months Ended April 1, 2018 Compared to the Six Months Ended April 2, 2017

Revenues. In the six months ended April 1, 2018, revenues increased by $1.7 million or 22.4% from the respective prior period in fiscal year 2017 as set forth in the table below:

	Six months ended
	(Millions)
Product Line	April 1, 2018	April 2, 2017	Variance	% Chg
Periscopes	$3.2	$3.3	$(0.1)	(3.0)
Sighting Systems	1.2	0.1	1.1	1,100.0
Other	0.6	1.1	(0.5)	(45.5)
Optical Systems – Richardson	5.0	4.5	0.5	11.1
Applied Optics Center – Dallas	4.3	3.1	1.2	38.7
Total Revenue	$9.3	$7.6	$1.7	22.4

Revenues on our periscope line decreased slightly by (3.0%), or ($0.1) million from $3.3 million to $3.2 million during the six months ended April 1, 2018 as compared to the six months ended April 2, 2017 due to the timing of customer awards and delivery schedules. Based on our current backlog, we anticipate an increase in periscope revenues over the next quarter and second half of fiscal year 2018 over the prior six months and the fiscal year 2017 level.

Sighting systems revenues for the six months ending April 1, 2018 increased by $1.1 million or 1,100% from revenues in the prior year period. Deliveries on our current backlog for DDAN sighting systems were delayed during the first half of 2017 pending product configuration changes and export licenses. We have resumed full production on the current orders and expect to continue shipments at a significantly higher pace through the fourth quarter of fiscal 2018.

Applied Optics Center revenue increased $1.2 million or 38.7% during the six months ended April 1, 2018 as compared to the six months ended April 2, 2017 primarily due to increased deliveries on commercial optical assemblies and military laser filters. After a strong first half revenue for our Applied Optics products in 2018, our current backlog indicates the second half revenue will approximate the second half revenue in 2017, with a strong third quarter, decreasing into the fourth quarter on lower customer demand and changes in mix for commercial optical assemblies. As we continue to book new orders against the Applied Optics Center segment, our fourth quarter projections could increase.

Other product revenues declined by ($0.5) million, or (45.5%), to $0.6 million during the six months ending April 1, 2018 as compared to $1.1 million in the prior year period primarily due to reductions in component spare orders from the prior year level. Based on our current backlog as compared to our backlog level at the end of the first six months in 2017, we expect lower revenues in the other product group during the fiscal year 2018 as compared to the prior year. Many of these orders have a long material lead time and often require first article testing prior to production. Reductions in other revenues are expected to be fully offset by increased revenues in each of the other product groups.

Gross Margin. The gross margin during the period ending April 1, 2018 was 22.6% of revenue as compared to a gross margin of 20.4% of revenue for the period ending April 2, 2017. Cost of sales increased to $7.2 million for the current period as compared to the prior year period of $6.0 million on increased revenues of $1.7 million. The gross margin increased by $0.6 million in the current year period to $2.1 million as compared to the prior year period of $1.5 million. We attribute the improvement in gross margin to higher revenue, cost efficiency and pricing improvements and changes in product mix between the respective periods.

G&A Expenses. During the six months ended April 1, 2018, we recorded operating expenses of $1.6 million as opposed to $1.7 million, during the six months ended April 2, 2017, a net decrease of $0.1 million. Decreased general and administrative costs during the current year period were primarily driven by decreases in stock compensation expenses, board of director fees and investor relations costs in the current year period as compared to the prior year period. We expect our total fiscal year 2018 spending for general and administrative cost to remain at the lower levels from the spending trend in fiscal year 2017.

Operating Income (Loss). During the six months ended April 1, 2018, we recorded an operating income of $0.6 million, as compared to an operating loss of ($0.1) million during the six months ended April 2, 2017. The $0.7 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue and lower general and administrative costs in the current year quarter as compared to the prior year period.

Other Income (Expense). During the six months ended April 1, 2018, we recognized a $2.0 million gain on change in the fair value of warrants as compared to a $0.4 million gain in six months ending April 2, 2017. The $1.6 million change in the gain on fair value is attributable to a change in accounting estimate on the warrant liability of our outstanding 4,125,200 warrants to incorporate new market information into the valuation model related to the volatility of the stock prices and OTC market trading data. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income (Loss) applicable to common shareholders. During the six months ended April 1, 2018, we recorded a net income applicable to common shareholders of $2.5 million as compared to net income applicable to common shareholders of $0.2 million during the six months ended April 2, 2017. The increase in net income of $2.3 million is primarily attributable to increased operating income of $0.7 million and the increased gain on changes in the fair value of warrant liabilities of $1.6 million.

Liquidity and Capital Resources

As of April 1, 2018, Optex Systems Holdings had working capital of $8.2 million, as compared to $8.0 million as of October 1, 2017. During the six months ended April 1, 2018, the Company experienced a net income of $2.5 million and an increase of 22.4%, or $1.7 million in revenues to $9.3 million in the current year period as compared to $7.6 million in the prior year period ending April 2, 2017. The Company’s adjusted EBITDA increased by $0.6 million during the six months ending April 1, 2018 to $0.8 million from $0.2 million during the six months ending April 2, 2017. Backlog as of April 1, 2018 has increased by $2.9 million or 18.5% to $18.6 million as compared to backlog of $15.7 million as of October 1, 2017.

The 2018 National Defense Authorization Act (“NDAA”) authorizes total spending of $700 billion which includes a base spending authorization of $634 billion plus the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account. The bill authorizes a major hike in military spending over the 2017 NDAA authorization amount of $619 billion and sets defense spending well above the $549 billion base authorization cap under the 2011 Budget Control Act. On February 9, 2018, Congress passed a budget stop gap resolution which was signed by the president. The resolution lifts the sequestration limits on military spending by $165 billion over the next two years in line with the 2018 NDAA authorization of $700 billion. We are optimistic that the defense industry effects of the 2011 budget sequestration have reached a plateau and we will begin to see steady increases in defense military procurement orders in fiscal year 2018 and upcoming fiscal years. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At April 1, 2018, the Company had approximately $1.8 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of April 1, 2018 our outstanding accounts receivable was $1.4 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2018 on revenue growth, increased product gross margins and lower general and administrative spending. Maintaining the Company profitability is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next six months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support a higher backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

On April 27, 2017, the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction from The Longview Fund, L.P. The transaction was priced at the closing sale price on April 28, 2017 of $0.74 per share for a total transaction amount of $518 thousand. Upon repurchase on May 1, 2017, the shares were cancelled thereby reducing the total shares outstanding of its common stock.

On June 26, 2017, our board of directors approved a resolution declaring a $0.02 per share dividend payment on July 12, 2017, for common and Series C preferred shareholders and warrant holders of record as of July 5, 2017 and for the three subsequent quarters with the last dividend payment to occur in April 2018. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017, and on January 19, 2018, we paid a third $0.02 per share dividend to holders of record as of January 12, 2018. Optex recorded $262 thousand in dividends payable as of April 1, 2018 for the fourth dividend payment paid on April 19, 2018. Our board of directors has determined that it will not authorize declarations beyond the April 2018 dividend date for the foreseeable future as the Company pursues other business opportunities. The board of directors will revisit the issue at the end of calendar year 2018.

Cash Flows for the Period from October 1, 2017 through April 1, 2018

Cash and Cash Equivalents: As of April 1, 2018, we had cash and cash equivalents of $1.8 million, representing an increase of $0.1 million during the six month period.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the six months from October 1, 2017 to April 1, 2018 totaled $0.7 million. The primary sources of cash during the period relate to collections against accounts receivable of $1.7 million, offset by decreases in accounts payable and accrued expenses of ($1.1) million and other working capital changes of $0.1 million.

Net Cash Used in Investing Activities. In the six months ended April 1, 2018, cash used in investing activities was insignificant. We anticipate increased spending up to $0.2 million in the second half of fiscal 2018 for fixed asset acquisitions in support of our military laser filter and periscope production lines.

Net Cash Used in Financing Activities. Net cash used in financing activities was ($0.6) million during the six months ended April 1, 2018 and relate to dividends paid to shareholders on October 19, 2017 and January 19, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of April 1, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three and six months ended April 1, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

