Form 10-Q
period 2018-07-01
Optex Systems Holdings Inc
filed 2018-08-13
CIK 1397016

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Yes ☒  No☐

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2018: 8,246,003 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended July 1, 2018

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 1, 2018

CONSOLIDATED BALANCE SHEETS AS OF JULY 1, 2018 (UNAUDITED) AND OCTOBER 1, 2017	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 1, 2018 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JULY 2, 2017 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 1, 2018 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JULY 2, 2017 (UNAUDITED)	F-4

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-5

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	July 1, 2018 (Unaudited)	October 1, 2017
ASSETS

Cash and Cash Equivalents	$1,639	$1,682
Accounts Receivable, Net	2,554	3,125
Net Inventory	7,477	7,614
Prepaid Expenses	147	63
Current Assets	11,817	12,484

Property and Equipment, Net	1,254	1,460

Other Assets
Prepaid Royalties - Long Term	38	60
Security Deposits	23	23
Other Assets	61	83

Total Assets	$13,132	$14,027
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$842	$1,362
Dividends Payable	—	261
Federal Income Taxes Payable	54	—
Accrued Expenses	1,178	1,450
Accrued Warranties	163	174
Customer Advance Deposits - Short Term	235	927
Credit Facility	300	300
Current Liabilities	2,772	4,474

Warrant Liability	1,597	3,607
Customer Advance Deposits - Long Term	330	—
Total Liabilities	4,699	8,081

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series C ($0.001 par 400 authorized, 54 and 174 issued and outstanding, respectively)	—	—
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,546,003 and 8,190,101 shares issued and outstanding, respectively)	9	8
Additional Paid-in-capital	26,297	26,411
Accumulated Deficit	(17,873)	(20,473)

Stockholders’ Equity	8,433	5,946

Total Liabilities and Stockholders’ Equity	$13,132	$14,027

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended

	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Revenue	$6,124	$4,386	$15,451	$11,938

Cost of Sales	4,628	3,500	11,846	9,511

Gross Margin	1,496	886	3,605	2,427

General and Administrative Expense	773	821	2,332	2,505

Operating Income (Loss)	723	65	1,273	(78)

Gain (Loss) on Change in Fair Value of Warrants	4	(1,024)	2,010	(666)

Interest Expense	(4)	(4)	(16)	(14)
Other (Expense) Income	—	(1,028)	1,994	(680)

Income (Loss) Before Taxes	723	(963)	3,267	(758)

Current Income Tax Expense	(137)	—	(144)	—

Net income (loss) applicable to common shareholders	$586	$(963)	$3,123	$(758)

Basic income (loss) per share	$0.07	$(0.12)	$0.37	$(0.09)

Weighted Average Common Shares Outstanding - basic	8,586,662	7,743,947	8,517,069	8,035,949

Diluted income (loss) per share	$0.07	$(0.12)	$0.36	$(0.09)

Weighted Average Common Shares Outstanding - Diluted	8,818,426	7,743,947	8,750,068	8,035,949

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	July 1, 2018	July 2, 2017

Cash flows from operating activities:
Net income (loss)	$3,123	$(758)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	241	253
(Gain) loss on change in fair value of warrants	(2,010)	666
Stock compensation expense	117	171
(Gain) loss on sale of fixed assets	—	(27)
Accounts receivable	570	272
Inventory	137	(1,159)
Prepaid expenses	(84)	28
Accounts payable and accrued expenses	(791)	67
Federal income taxes payable	54	—
Accrued warranty costs	(11)	—
Prepaid royalties - long term	22	22
Customer advance deposits	(362)	130
Total adjustments	(2,117)	423
Net cash provided by (used in) operating activities	1,006	(335)

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(35)	(130)
Proceeds from sale of fixed assets	—	27
Net cash used in investing activities	(35)	(103)

Cash flows used in financing activities
Dividends paid	(784)	—
Cash paid for taxes withheld on net settled restricted stock unit share issue	(30)	(15)
Proceeds (to) stock repurchase	(200)	(518)
Net cash used in financing activities	(1,014)	(533)

Net decrease in cash and cash equivalents	(43)	(971)
Cash and cash equivalents at beginning of period	1,682	2,568
Cash and cash equivalents at end of period	$1,639	$1,597

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$—	$155
Exchange of preferred stock for common stock	600	210
Dividends declared and unpaid	—	261
Cash paid for taxes	90	—
Cash paid for interest	16	14

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 39%, one major U.S defense contractor, 27%, one commercial customer, 22%, and all other customers, 12%. Approximately 83% of the total company revenue is generated from domestic customers and 17% is derived from Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of July 1, 2018, Optex Systems Holdings operated with 88 full-time equivalent employees.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optex Systems, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Inventory: As of July 1, 2018 and October 1, 2017, inventory included:

	(Thousands)
	July 1, 2018	October 1, 2017
Raw Material	$4,876	$5,931
Work in Process	3,766	2,859
Finished Goods	458	441
Gross Inventory	$9,100	$9,231
Less: Inventory Reserves	(1,623)	(1,617)
Net Inventory	$7,477	$7,614

Warranty Costs: As of July 1, 2018 and October 1, 2017, the Company had warranty reserve balances of $163 thousand and $174 thousand, respectively. During the three and nine months ending July 1, 2018 the Company recognized $62 thousand and $273 thousand in warranty expenses related to quality issues encountered on Applied Optics Center optical assemblies for returned products requiring repairs or replacements. There were no warranty expenses recognized during the three and nine months ending July 2, 2017. We believe we have made sufficient improvements to the production process to minimize the return rate on future shipments but we will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data on an interim basis until the current warranty backlog is depleted.

Fair Value of Financial Instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date.

The carrying value of the balance sheet cash and cash equivalents, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

Income Tax/Deferred Tax: As of July 1, 2018 Optex Systems, Inc. has a deferred tax asset valuation allowance of ($2.7) million against deferred tax assets of $2.7 million, as compared to a valuation allowance of ($4.6) million against deferred tax assets of $4.6 million as of October 1, 2017. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016. During the nine months ended July 1, 2018, our deferred tax assets and corresponding valuation account decreased by $1.9 million. During the nine months ended July 1, 2018, the Company recognized a $1.7 million reduction in the deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 which changed the Corporate tax rate from 34% to 21% effective as of January 1, 2018, and $0.2 million related to current year tax adjustments for amortization expenses and the applied net operating loss carryforward. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

For the three and nine months ended July 1, 2018, 54 preferred Series C preferred shares (which converts to 225,000 common shares), and 33,000 unvested restricted stock units were included in the diluted earnings per share calculation and 66,000 unvested restricted stock units, 60,000 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as they were antidilutive. For the three and nine months ended July 2, 2017, 318 preferred Series C shares (which converts to 1,325,000 common shares) were included in the diluted earnings per share calculation, respectively, and 182,000 unvested restricted stock units, 56,260 stock options and 4,125,200 warrants were excluded from the earnings per share calculation as they were antidilutive.

Note 3 - Segment Reporting

The Company’s reportable segments are strategic businesses offering similar products to similar markets and customers; however, the companies are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and the management at the time of the acquisition was retained. Both the Applied Optics Center and Optex Systems – Richardson operate as reportable segments under the Optex Systems, Inc. corporate umbrella.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 71% of the Optex Systems segment revenue is comprised of domestic military customers, 29% is comprised of foreign military customers and 1% is attributable to commercial customers. The Optex Systems segment revenue from the U.S. government and one other major U.S. defense contractor represent approximately 28% and 17% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of July 1, 2018, the Richardson facility operated with 52 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 61% and military sales to prime and subcontracted customers represent 39% of the total segment revenue. Approximately 83% of the AOC revenue is derived from external customers and approximately 17% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government and one major commercial customer represents approximately 10% and 22% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of July 1, 2018, AOC operated with 36 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended July 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,114	$2,010	$—	$6,124
Intersegment revenues	—	436	(436)	—
Total Revenue	$4,114	$2,446	$(436)	$6,124

Interest expense	$—	$—	$4	$4

Depreciation and Amortization	$9	$71	$—	$80

Income before taxes	$558	$201	$(36)	$723

Other significant noncash items:
Allocated home office expense	$(159)	$159	$—	$—
Gain on change in fair value of warrants	$—	$—	$(4)	$(4)
Stock compensation expense	$—	$—	$36	$36
Royalty expense amortization	$8	$—	$—	$8

Segment Assets	$9,145	$3,987	$—	$13,132
Expenditures for segment assets	$18	$—	$—	$18

	Reportable Segment Financial Information (thousands)
	Three months ended July 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,105	$1,281	$—	$4,386
Intersegment revenues	—	563	(563)	—
Total Revenue	$3,105	$1,844	$(563)	$4,386

Interest expense	$—	$—	$4	$4

Depreciation and Amortization	$14	$72	$—	$86

Income (Loss) before taxes(1)	$17	$91	$(1,071)	$(963)

Other significant noncash items:
Allocated home office expense	$(194)	$194	$—	$—
Loss on Change in Fair Value of Warrants	$—	$—	$1,024	$1,024
Stock option compensation expense(1)	$—	$—	$43	$43
Royalty expense amortization	$8	$—	$—	$8

Segment Assets	$8,013	$4,336	$—	$12,349
Expenditures for segment assets	$—	$—	$—	$—

(1) General and administrative expenses for the three months ending July 2, 2017 of $43 thousand associated with the amortized stock compensation on executive/director restricted stock units has been restated from Optex Richardson to Other (non-allocated costs). Income (loss) before taxes for Optex Richardson and Other (non-allocated costs) has been restated to reflect the change.

	Reportable Segment Financial Information (thousands)
	Nine months ending July 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$9,102	$6,349	$—	$15,451
Intersegment revenues	—	1,265	(1,265)	—
Total Revenue	$9,102	$7,614	$(1,265)	$15,451

Interest expense	$—	$—	$16	$16

Depreciation and Amortization	$27	$214	$—	$241

Income before taxes	$711	$679	$1,877	$3,267

Other significant noncash items:
Allocated home office expense	$(476)	$476	$—	$—
Gain on change in fair value of warrants	$—	$—	$(2,010)	$(2,010)
Stock compensation expense	$—	$—	$117	$117
Royalty expense amortization	$22	$—	$—	$22

Segment Assets	$9,099	$4,033	$—	$13,132
Expenditures for segment assets	$35	$—	$—	$35

	Reportable Segment Financial Information (thousands)
	Nine months ending July 2, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$7,547	$4,391	$—	$11,938
Intersegment revenues	—	1,455	(1,455)	—
Total Revenue	$7,547	$5,846	$(1,455)	$11,938

Interest expense	$—	$—	$14	$14

Depreciation and Amortization	$43	$210	$—	$253

Income (Loss) before taxes(1)	$102	$(9)	$(851)	$(758)

Other significant noncash items:
Allocated home office expense	$(529)	$529	$—	$—
Loss on change in fair value of warrants	$—	$—	$666	$666
Stock option compensation expense(1)	$—	$—	$171	$171
Royalty expense amortization	$22	$—	$—	$22

Segment Assets	$8,013	$4,336	$—	$12,349
Expenditures for segment assets	$4	$126	$—	$130

(1) General and administrative expenses for the nine months ending July 2, 2017 of $171 thousand associated with the amortized stock compensation on executive/director restricted stock units has been restated from Optex Richardson to Other (non-allocated costs). Income (loss) before taxes for Optex Richardson and Other (non-allocated costs) has been restated to reflect the change.

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

As of July 1, 2018, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2018	$69	$27	60	$15	$171
2019	281	110	248	61	700
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$788	$306	$847	$206	$2,147

Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended July 1, 2018 was $175 and $516 thousand. Total expense under facility lease agreements as of the three and nine months ended July 2, 2017 was $165 thousand and $492 thousand.

As of July 1, 2018, the unamortized deferred rent was $115 thousand as compared to $123 thousand as of October 1, 2017. Deferred rent expense is amortized monthly over the life of the lease.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of July 1, 2018 and October 1, 2017, the outstanding principal balance on the line of credit was $300 thousand. For the three months and nine months ended July 1, 2018 and July 2, 2017, the total interest expense against the outstanding line of credit balance was $4 and $16 thousand and $4 and $14 thousand.

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

As of the prior period ending April 1, 2018, the company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. For each of the prior period measurement dates, the company engaged an outside valuation company to calculate the fair value of warrants based on both the binomial lattice model (“Binomial”) and the Black Scholes-Merton option pricing model (“BSM”). For each of the periods previously presented through year ending October 1, 2017, the Company disclosed the valuation technique as binomial, although the two models yielded comparable results with minimal or no variation in the fair value calculation of the warrants at each of the respective measurement dates. As the BSM model yielded similar results with the Binomial model and can be completed with in-house expertise at a lower cost, effective as of April 1, 2018, the company determined the BSM model will be used exclusively to value the outstanding warrants throughout the remaining term of the warrants.

Further, the Company reviewed the model volatility rate input by comparing the historical volatility of the traded common stock (OPXS) against similarly traded equities over the same time period, the historical volatility of the Optex common stock subsequent to the August 26, 2016 public offering as compared to the volatility rate during the period which preceded the public offering, and the implied volatility based on the Optex warrant shares traded on the over-the-counter market (“OTC”) under ticker OPXXW. Based on the review, the Company believes the historical 3.2 year volatility rate on the common shares, based on the remaining term of the warrants, includes periods of significantly lower trading volume that precedes the public offering and which is not representative of the expected volatility over their remaining life. Recent trend information indicates the increase in common share float subsequent to the public offering combined with the concurrent preferred share conversions have significantly increased the frequency of trades and the average daily volume levels by 289%, from 8,556 daily shares pre-public offering, to 24,711 daily shares post public offering, thereby minimizing the volatility fluctuations which had previously existed on the common shares prior to the capitalization change. In addition, a substantially lower implied volatility on the warrants based on the available OTC market data, indicate that current market participants have assumed a future volatility comparable to the most recent experience rate. Accordingly, the current period BSM model fair value measurement assumes the adjusted 1.9 year historical volatility input rate of 61.85%, which exceeds the implied volatility rate of 47.65% derived from the OTC market data as of the measurement date but values the warrants within the range of trading prices during the most recent quarter end date.

The fair value of the warrant liabilities presented below were measured using either a Binomial (through October 1, 2017) or BSM (as of July 1, 2018) valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1)August 26, 2016(4)	Period ending October 2, 2016(4)	Period ending October 1, 2017(4)	Period ending July 1, 2018(5)
Exercise Price(1)	$1.5	$1.5	$1.5	$1.5
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.77	$0.98	$1.10
Interest Rate (annual) (3)	1.23%	1.14%	1.62%	2.63%
Volatility (annual) (4)(5)	246.44%	242.17%	179.36%	61.85%
Time to Maturity (Years)	5	4.9	3.9	3.2
Calculated fair value per share	$0.93	$0.76	$0.87	$0.39

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value at initial measurement date of 8/26/2016	4,125,200	$0.93	$3,857
(Gain) on Change in Fair Value of Warrant Liability			(739)
Fair Value as of period ending 10/2/2016	4,125,200	$0.76	$3,118
Loss on Change in Fair Value of Warrant Liability			489
Fair Value as of period ending 10/01/2017	4,125,200	$0.87	$3,607
(Gain) on Change in Fair Value of Warrant Liability			(2,010)
Fair Value as of period ending 07/01/2018	4,125,200	$0.39	$1,597

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

The Company anticipates using the BSM model, based on the adjusted historical volatility rates subsequent to the change in capital structure, for fair value measurements through expiration of the warrants. Management has determined the BSM model, to be the most reliable and least volatile determinate of the current fair value of the warrants. It is the Company expectation to maximize on all observable market inputs for the warrants and calibrate the BSM model to incorporate relevant observable market data into the fair value measurement at each future measurement date, if applicable.

During the nine months ending July 1, 2018, none of the warrants have been exercised. During the three and nine months ending July 1, 2018, the company recognized a $4 thousand and a $2,010 thousand gain on the change in fair value of warrants, respectively. During the three and nine months ending July 2, 2017, the Company recognized a loss of ($1,024) thousand loss and ($666) thousand on change in the fair value of warrants.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of July 1, 2018, there were 60,000 fully vested stock options outstanding at an exercise price of $10 per share. During the nine months ended July 1, 2018, 3,750 stock options vested, and 10 stock options forfeited.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 2, 2016	200,000
Granted - year ended 2017	50,000
Vested - year ended 2017	(68,000)
Unvested as of October 1, 2017	182,000
Granted – nine months ended July 1, 2018	—
Vested - nine months ended July 1, 2018	(83,000)
Unvested as of July 1, 2018	99,000

During the nine months ended July 1, 2018, there were 83,000 shares vested in relation to restricted stock units issued to Danny Schoening, Karen Hawkins, and Bill Bates, and there were 55,902 common shares issued in settlement of the vested shares, net of 27,098 shares representing $30 thousand of tax obligations withheld. During the nine months ended July 2, 2017, there were 68,000 shares vested in relation to restricted stock units issued to Danny Schoening and Karen Hawkins and there were 45,799 common shares issued in settlement of the vested shares, net of 22,201 shares representing $15 thousand of tax obligations withheld.

There were no new grants of restricted stock units during the nine months ended July 1, 2018 and 50,000 restricted stock units granted to Bill Bates in the twelve months ending October 1, 2017.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ending
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	October 1, 2017

Stock Options	$—	$11	$8	$30	$—	$8
Restricted Stock Units	36	32	109	94	85	194
Consultant Shares (IRTH)	—	—	—	47	—	—
Total Stock Compensation	$36	$43	$117	$171	$85	$202

Note 8 Stockholders’ Equity

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex Systems Holdings recorded an additional $261 thousand in dividends payable as of October 1, 2017 for declared dividends paid on October 19, 2017. During the nine months ending July 1, 2018, Optex Systems Holdings recorded $522 in declared dividends for dividends paid to share and warrant holders of record as of January 12, 2018 and April 12, 2018. As of period ending July 1, 2018, there were no outstanding dividends payable. There are no additional dividend payments declared subsequent to the April 12, 2018 record date or anticipated dividend declarations for the remainder of the fiscal year.

Common stock

As of October 1, 2017, the outstanding common shares were 8,190,101. During the nine months ending July 1, 2018, Optex Systems Holdings issued 500,000 common shares due to conversions of Series C preferred stock and 55,902 common shares related to the vesting of restricted stock units. There were no other issuances of common or preferred stock during the nine months ended July 1, 2018. On May 16, 2018, we announced that our Board of Directors approved a purchase of 200,000 shares of its common stock in a private transaction. The transaction was priced at $1.00 per share for a total transaction amount of $200,000. Upon repurchase, the shares were returned to treasury. As of July 1, 2018, the outstanding common shares were 8,546,003. Also see Note 9, “Subsequent Events”.

Series C Preferred Stock

As of October 1, 2017 there were 174 preferred Series C shares outstanding. During the nine months ending July 1, 2018, there were no new issues of preferred Series C shares, and conversions of 120 preferred Series C shares, or $0.6 million, into 500,000 common shares. As of July 1, 2018 there were 54 preferred Series C shares outstanding, convertible into 225,000 common shares. During the nine months ending July 2, 2017 there were no new issues of preferred Series C shares, and conversions of 42 preferred Series C shares, or $0.2 million, into 175,000 common shares.

Note 9 Subsequent Events

During the month of July, 2018, there were conversions of 48 preferred Series C shares, or a total of $0.24 million, into 200,000 common shares reducing the outstanding Series C preferred shares from 54 to 6, which are convertible into 25,000 common shares.

On July 10, 2018, we announced that our Board of Directors has approved a purchase of 500,000 shares of its common stock in a private transaction. The transaction was priced at $1.00 per share for a total transaction amount of $500,000. Upon repurchase, the shares were returned to treasury.

As a result of the subsequent transactions, the common shares outstanding changed from 8,546,003 to 8,246,003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 1, 2017 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended July 1, 2018, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Background

Current Business Operations

Optex Systems, Inc. manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of today’s revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc..

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

On March 25, 2015, Optex Systems Holdings, Inc. issued 1000 series B preferred shares to several private accredited investors, which were convertible into common stock, in exchange for $1.6 million of convertible promissory notes (principal plus accrued interest) which had been previously issued in November 2014 to secure funding for the acquisition of the Applied Optics Center from L3 Corporation. On August 26, 2016, all of the remaining, unconverted outstanding series A and series B preferred shares were redeemed or converted to common shares by the existing holders, as a condition of a public share offering. On May 1, 2017, Longview converted a portion of the outstanding Sileas debt for 700,000 common shares, which were repurchased by Optex Systems Holdings, Inc. in a private transaction. On June 9, 2017, Sileas sold 800,000 common shares to Danny Schoening and Karen Hawkins, Optex Systems Holdings’ officers and directors, at a discounted price of $314 thousand in recognition of their service and Longview entered a transaction with Sileas to settle the unpaid balance of the $13.5 million Note, plus accrued interest, in exchange for the remaining 2,798,782 Optex Systems Holdings common shares held by Sileas and an additional consideration of $314 thousand to be paid by Sileas. Subsequent to the share exchange and Note settlement, Longview sold all of their common stock interest in the Company.

The beneficial ownership of Optex Systems Holdings, Inc. as of August 13, 2018 is: Optex Systems Holdings, Inc. officers and directors, 11.2%, Alpha 9.99%, other unaffiliated parties, 78.8%. Arland Holdings, Ltd. remains a holder of the common shares acquired from Alpha in October 2008, representing less than 2% of the total outstanding common stock. Additional information related to the beneficial ownership of Optex Systems Holdings, Inc. can be obtained from the Form 10K Annual Report for the fiscal year ended October 1, 2017 filed on December 20, 2017, Part III, Items 12 and 13, the Form S-1 Registration Statement, post-effective amendment 4, filed on February 2, 2018, and additional Schedule Forms 13, 4, and 5 filed independently by each of the respective beneficial holders.

Recent Orders

●	In October 2016, we received a $0.8 million order from L-3 Communications for night vision goggle laser interference filter assemblies deliverable through March 2017.
●

In October 2016, we were awarded a $1.3 million portion of a commercial multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices to supply its optical assemblies for delivery in fiscal year 2017.

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

●

In March 2017, we received a purchase order from a domestic defense contractor in the amount of $1.7 million to supply Laser Interference Filter (LIF) Assemblies supporting the U.S. Government spares for fielded night vision goggles. Deliveries were scheduled to begin in June 2017 and continue through January 2018.

●	On July 3, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity contract through DLA Land at Aberdeen for provision of night vision assemblies for the U.S. military. The Laser Interference Filter Assemblies will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017 at pricing set forth in the addenda to the contract. The contract calls for first article testing and has a guaranteed minimum of $50,000. Given prior contracts awarded to the Company through DLA, the Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract.

●	On September 11, 2017 we were awarded a $1.35 million contract by defense industry leader General Dynamics Land Systems-Canada, to provide LAV 6.0 Optimized Weapon System Support (“OWSS”) for Optex Systems’ Commander Sighting System. This in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.

●	On September 18, 2017, we were awarded a five year Indefinite-Delivery Indefinite-Quantity (IDIQ) contract through Defense Logistics Association (DLA) in support of the Abrams Main Battle Tank platform. The contract is expected to generate between $1.5M and $2.4 million in revenue over the next five year period for Optex Systems. As of July 1, 2018, six task delivery orders have been awarded against the IDIQ for a total value of $1.8 million.

●	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

●	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

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

We believe that the procurement budget increase in the federal government’s 2018 National Defense Authorization Act, and recently passed 2019 National Defense Authorization Act combined with the lifting of the 2011 budget sequestration cap on defense spending levels may have a favorable impact to the Company for its U.S. military products. We anticipate that absent any significant changes from the current defense spending levels, maintenance will still be required, and the opportunities for us to upgrade existing systems with higher performing systems will continue to present themselves. Spending levels may change, but given the mix between foreign spending, domestic/prime demand, and the more recent commercial opportunities, we do not expect any negative trends arising from political domestic changes over the next twelve months.

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

Recent Events

On May 16, 2018, we announced that our Board of Directors has approved a purchase of 200,000 shares of its common stock in a private transaction. The transaction was priced at $1.00 per share for a total transaction amount of $200,000. Upon repurchase, the shares were returned to treasury. On July 10, 2018, we announced that our Board of Directors has approved a purchase of 500,000 shares of its common stock in a private transaction. The transaction was priced at $1.00 per share for a total transaction amount of $500,000. Upon repurchase, the shares were returned to treasury thereby reducing the total shares outstanding from 8,546,003 to 8,046,003.

During the month of July, 2018, there were conversions of 48 Series C preferred shares into 200,000 common shares. After the conversions, there were 8,246,003 common and 6 Series C preferred shares outstanding (convertible into 25,000 common shares).

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

Dividends

On June 26, 2017, our board of directors approved a resolution declaring a $0.02 per share dividend payment on July 12, 2017, for common and Series C preferred shareholders and warrant holders of record as of July 5, 2017 and for the three subsequent quarters with the last dividend payment occurring on April 19, 2018. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017, and on January 19, 2018, we paid a third $0.02 per share dividend to holders of record as of January 12, 2018 and on April 19, 2018, we paid a fourth $0.02 per share dividend to holders of record as of April 12, 2018. We do not anticipate payment of further dividends in fiscal 2018.

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

The table below summarizes our three and nine month operating results for periods ending July 1, 2018 and July 2, 2017, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ending		Nine months ending
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net Income (Loss) Applicable to Common Shareholders (GAAP)	$586	$(963)	$3,123	$(758)
Add:
(Gain) Loss on Change in Fair Value of Warrants	(4)	1,024	(2,010)	666
Federal Income Tax Expense - Current	137	—	144	—
Depreciation	80	86	241	253
Stock Compensation	36	43	117	171
Royalty License Amortization	8	8	22	22
Interest Expense	4	4	16	14
Adjusted EBITDA - Non GAAP	$847	$202	$1,653	$368

Our adjusted EBITDA increased by $0.6 million to $0.8 million and by $1.3 million to $1.7 million during the three and nine months ending July 1, 2018 as compared $0.2 million and $0.4 million during the three and nine months ending July 2, 2017. EBITDA improvements are directly correlated with significant increases in revenue, improvements in our gross margins, combined with cost reductions in general and administrative costs. During the three and nine months ending July 1, 2018, we experienced product revenue growth of 41.9% and 30.3%, and improved gross margin percentages of 4.2% and 3.0% over the prior year three and nine months ending July 2, 2017. In addition, we have reduced general and administrative expenses by 5.8% and 6.9% during the three and nine months ending July 1, 2018 as compared to the prior year periods. Each of our operating segments realized impressive revenue growth, increases in gross margin and lower administrative costs from the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and nine months ending July 1, 2018, we recognized a gain on the change in fair value of warrants of ($4) thousand, and ($2.0) million as compared to a loss of $1.0 million and $0.7 million in the prior year quarter and nine months. As this is a non-cash gain driven by the current fair market value of our outstanding 4,125,200 warrants and unrelated to our core business operating performance, the gain has been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the gain on changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three and nine months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and nine months ended July 1, 2018 and July 2, 2017 reconciled to the Consolidated Results of Operations as presented in Item 1, “Consolidated Financial Statements.”

Results of Operations Selected Financial Info by Segment

(Thousands)

	Three months ending

	July 1, 2018				July 2, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,114	$2,010	$—	$6,124	$3,105	$1,281	$—	$4,386
Intersegment Revenues	—	436	(436)	—	—	563	(563)	—
Total Segment Revenue	4,114	2,446	(436)	6,124	3,105	1,844	(563)	4,386

Total Cost of Sales	3,107	1,957	(436)	4,628	2,588	1,475	(563)	3,500

Gross Margin	1,007	489	—	1,496	517	369	—	886
Gross Margin %	24.5%	20.0%	—	24.4%	16.7%	20.0%	—	20.2%

General and Administrative Expense (1)	608	129	36	773	694	84	43	821
Segment Allocated G&A Expense	(159)	159	—	—	(194)	194	—	—
Net General & Administrative Expense	449	288	36	773	500	278	43	821

Operating Income (Loss)	558	201	(36)	723	17	91	(43)	65
Operating Income (Loss) %	13.6%	8.2%	—	11.8%	0.5%	4.9%	—	1.5%

Gain (Loss) on Change in Fair Value of Warrants	—	—	4	4	—	—	(1,024)	(1,024)
Interest Expense	—	—	(4)	(4)	—	—	(4)	(4)

Net Income (Loss) Before Taxes	$558	$201	$(36)	$723	$17	$91	$(1,071)	$(963)
Net Income (Loss) %	13.6%	8.2%	—	11.8%	0.5%	4.9%	—	(22.0%)

(1) General and administrative expenses for the three months ending July 2, 2017 of $43 thousand associated with amortized stock compensation attributable to executive/director restricted stock units has been restated from Optex Richardson to Other (non-allocated costs). Operating income (loss) for Optex Richardson and Other has been restated to reflect the change.

Our total revenues increased by $1.8 million or 41.9% during the three months ending July 1, 2018 as compared to the three months ending July 2, 2017. Increased revenues during the quarter were driven by increased revenue of $1.0 million and $0.7 million at the Optex Richardson and the Applied Optics Center segments, respectively. Optex Richardson revenue increases were primarily due to increased sighting system and periscope deliveries of $1.3 million and $0.6 million, which offset decreases in other products of $0.9 million from the prior year quarter. Applied Optics revenue increases were primarily driven by increased deliveries military coated filters of $0.6 million and other products of $0.2 million. Current quarter Optex Richardson and intersegment revenues below the prior year level by ($0.1) million due to changes in periscope mix and delivery schedules. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Systems periscope line.

Both the gross margin and the gross margin percentages increased on a consolidated basis during the three months ending July 1, 2018 as compared to the prior year period. Total gross margin increased by $0.6 million, and 4.2% to 24.4% from 20.2%. The most significant gross margin improvement was realized in our Optex Richardson segment which increased from 16.7% to 24.5% and by $0.5 million from the prior year period. The increased gross margins are driven by increased revenue and the corresponding contribution margin towards fixed costs, increased pricing and production efficiencies on our more recent sighting system contracts, in addition to increased labor efficiencies and a more favorable revenue mix of periscope assemblies. The Applied Optics Center gross margin increased by $0.1 million on higher revenue while the gross margin percentage held constant to the prior year period gross margin of 20.0%.

During the three months ending July 1, 2018 and July 2, 2017, the Applied Optics Center absorbed $0.16 million of fixed general and administrative costs incurred by Optex Systems for support services as compared to $0.19 million in the prior year period. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating income increased by $0.6 million in the three months ending July 1, 2018, to $0.7 million, as compared to the prior year period operating income of $0.1 million. Increased operating income was primarily attributable to the increase in revenue and gross margin at both of our operating segments combined with lower general and administrative costs at our Optex Richardson segment.

During the three months ending July 1, 2018 we recognized a $4 thousand gain on change in valuation of warrant liabilities as compared to a ($1.0) million loss in the prior year quarter. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Results of Operations Selected Financial Info by Segment

(Thousands)

	Nine months ending
	July 1, 2018				July 2, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$9,102	$6,349	$—	$15,451	$7,547	$4,391	$—	$11,938
Intersegment Revenues	—	1,265	(1,265)	—	—	1,455	(1,455)	—
Total Segment Revenue	9,102	7,614	(1,265)	15,451	7,547	5,846	(1,455)	11,938

Total Cost of Sales	7,033	6,078	(1,265)	11,846	5,976	4,990	(1,455)	9,511

Gross Margin	2,069	1,536	—	3,605	1,571	856	—	2,427
Gross Margin %	22.7%	20.2%	—	23.3%	20.8%	14.6%	—	20.3%

General and Administrative Expense (1)	1,834	381	117	2,332	1,998	336	171	2,505
Segment Allocated G&A Expense	(476)	476	—	—	(529)	529	—	—
Net General & Administrative Expense	1,358	857	117	2,332	1,469	865	171	2,505

Operating Income (Loss)	711	679	(117)	1,273	102	(9)	(171)	(78)
Operating Income (Loss) %	7.8%	8.9%	—	8.2%	1.4%	(0.2%)	—	(0.7%)

Gain (Loss) on Change in Fair Value of Warrants	—	—	2,010	2,010	—	—	(666)	(666)
Interest Expense	—	—	(16)	(16)	—	—	(14)	(14)

Net Income (Loss) Before Taxes	$711	$679	$1,877	$3,267	$102	$(9)	$(851)	$(758)
Net Income (Loss) %	7.8%	8.9%	—	21.1%	1.4%	(0.2%)	—	(6.3%)

(1) General and administrative expenses for the nine months ending July 2, 2017 of $171 thousand associated with amortized stock compensation attributable to executive/director restricted stock units has been restated from Optex Richardson to Other (non-allocated costs). Operating income (loss) for Optex Richardson and Other has been restated to reflect the change.

Our total revenues increased by $3.6 million or 30.3% during the nine months ending July 1, 2018 as compared to the nine months ending July 2, 2017. Increased revenues during the nine month period were primarily driven by increased revenue of $1.6 at the Optex Richardson plant and increased revenues of $2.0 million at the Applied Optics Center plant. Intersegment revenues decreased by ($0.2) million during the period, from $1.5 million to $1.3 million due to changes in periscope mix and delivery schedules. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

The consolidated gross margin and gross margin percentages increased by $1.2 million, and 3.0% during the nine months ending July 1, 2018 as compared to the prior year period. Total gross margin increased to 23.3% from 20.3%. The gross margin dollar and percentage increase due to improvements across both operating segments during the most recent nine months. The Applied Optics Center realized and increase in gross margin from 14.6% to 20.2% and by $0.7 million from the prior year nine month period. The increased Applied Optics Center margins are driven by increased revenue and the corresponding contribution margin towards fixed costs, a more favorable pricing structure in addition to improvements in labor and product yield efficiencies for optical assemblies and laser filters. The Optex Richardson segment experienced a gross margin increase of $0.5 million, from 20.8% to 22.7% on higher revenue, changes in product mix, improved pricing and increased production efficiencies. During the last nine months, we have successfully managed 30.3% in increased consolidated revenue while capping total direct and indirect support labor increases to approximately 5% as compared to prior year levels.

During the nine months ending July 1, 2018 and July 2, 2017, the Applied Optics Center absorbed $0.48 million of fixed general and administrative costs incurred by Optex Systems - Richardson for support services as compared to $0.53 in the prior year nine month period. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments. The reduction in allocated general and administrative costs is directly attributable to lower general and administrative costs incurred during the current year period.

Our consolidated operating income increased by $1.4 million, in the nine months ending July 1, 2018, to $1.3 million, as compared to the prior year period operating loss of ($0.1) million. An increase in operating profit of $0.6 million and $0.7 million is attributable to Optex Richardson and the Applied Optics Center, respectively, on higher revenue and gross margin improvements, combined with a $0.1 million reduction in general and administrative spending in Optex Richardson and other unallocated segment costs. We anticipate a continued favorable operating profit trend through the end of the 2018 fiscal year.

During the nine months ending July 1, 2018 we recognized a $2.0 million gain on change in valuation of warrant liabilities as compared to a ($0.7) million loss in the prior year period. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Backlog

Backlog as of July 1, 2018, was $19.5 million as compared to a backlog of $15.7 million as of October 1, 2017, representing an increase of $3.8 million or 24.2%. During the nine months ending July 1, 2018, the Company booked $19.2 million in new orders, representing a $2.3 million, or 13.6%, increase from the booked orders of $16.9 million in the prior year nine months.

The following table depicts the current expected delivery by period of all contracts awarded as of July 1, 2018 in millions of dollars:

Product Line	Q4 2018 Delivery	2019+ Delivery	Total Backlog 7/1/2018	Total Backlog 10/1/2017	Variance	% Chg
Periscopes	2.2	4.6	6.8	4.9	1.9	38.8%
Sighting Systems	0.8	2.3	3.1	4.1	(1.0)	(24.4%)
Other	0.6	2.3	2.9	0.6	2.3	383.3%
Optex Systems - Richardson	3.6	9.2	12.8	9.6	3.2	33.3%
Applied Optics Center - Dallas	1.7	5.0	6.7	6.1	0.6	9.8%
Total Backlog	5.3	14.2	19.5	15.7	3.8	24.2%

Optex Systems - Richardson:

During the nine months ending July 1, 2018, backlog for the Optex Systems Richardson segment increased by $3.2 million, or 33.3%, to $12.8 million from the fiscal year-end backlog of $9.6 million. The increased backlog was primarily driven by an increase of $1.9 million, or 38.8% in the periscope product group and an increase of $2.3 million, or 383.3% in other products, including window, objective cell and collimator assemblies scheduled for delivery in fiscal year 2019. Sighting Systems backlog declined by ($1.0) million, or (24.4%) from our fiscal year-end backlog as we continue to ship sighting systems against our existing contracts.

During the nine months ending July 1, 2018 we booked new periscope orders of $7.4 million, consistent with new orders booked during the prior year period. In fiscal year 2017, periscope orders of $17.4 million booked in the first nine months were exceptionally high as a result of delays in government procurements during the last quarter of fiscal year 2016 which pushed contract awards of approximately $1.5 million into the first quarter of 2017. We anticipate additional periscope orders during the fourth quarter for delivery in 2019.

We booked new orders of $1.8 million in sighting systems and $3.0 million in other product lines during the nine months ending July 1, 2018 for a total of $4.8 million in new orders as compared to the prior year levels of $1.6, consisting of $0.6 million and $1.0 million in sighting systems and other product lines, respectively. We are anticipating additional new spare orders against our sighting systems for delivery in fiscal year 2019.

Applied Optics Center – Dallas

During the nine months ending July 1, 2018, the Applied Optics Center backlog increased by 9.8%, or $0.6 million, to $6.7 million from the fiscal year end level of $6.1 million. New orders for our Applied Optics Center were $7.0 million in the nine months ending July 1, 2018 as compared to $7.8 million in the prior year nine month period, a reduction of ($0.8) million. We anticipate additional orders during the fourth quarter months for deliveries in fiscal year 2019.

The Applied Optics Center also serves as a primary filter supplier to the Optex Systems – Richardson plant. During the nine months ending July 1, 2018, the Applied Optex Center received intracompany orders for laser coated filters in support of the Optex periscope product line of $1.3 million, slightly below the prior year intracompany orders of $1.5 million. The decrease in intercompany orders is primarily related to changes in periscope mix and production schedules as compared to the prior year nine months.

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

Three Months Ended July 1, 2018 Compared to the Three Months Ended July 2, 2017

Revenues. In the three months ended July 1, 2018, revenues increased by $1.8 million or 41.9% from the respective prior period in fiscal year 2017 as set forth in the table below:

	Three months ended
	(Millions)
Product Line	July 1, 2018	July 2, 2017	Variance	% Chg
Periscopes	$2.4	$1.8	$0.6	33.3
Sighting Systems	1.5	0.2	1.3	650.0
Other	0.2	1.1	(0.9)	(81.8)
Optical Systems – Richardson	4.1	3.1	1.0	32.3
Applied Optics Center – Dallas	2.0	1.2	0.8	66.7
Total Revenue	$6.1	$4.3	$1.8	41.9

Revenues on our periscope line increased by $0.6 million during the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 based on increased customer demand combined with changes in periscope mix and delivery schedules between the respective periods.

Sighting systems revenues for the three months ending July 1, 2018 increased by $1.3 million or 650% from revenues incurred in the prior year period. Deliveries on our current backlog for DDAN sighting systems were delayed during the first nine months of 2017 pending product configuration changes, long lead materials and export license revisions. We resumed full production levels on the DDAN sighting system orders during the third quarter of 2018 delivering an additional $0.9 million in the current year third quarter as compared to the prior year third quarter. We recognized an additional $0.3 million in revenue during the current year three month period for new orders against Commander Weapon System Sights (“CWSS”), and $0.1 million in revenue for our ongoing OWSS repair and maintenance contract awarded in September 2017.

Applied Optics Center revenue increased $0.8 million or 66.7%% during the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 primarily due to increased deliveries on commercial optical assemblies and military laser filters.

Other product revenues declined by ($0.9) million to $0.2 million during the three months ending July 1, 2018 as compared to $1.1 million in the prior year period primarily due to reductions in collimator assemblies and cable assemblies from the prior year level.

Gross Margin. The gross margin during the period ending July 1, 2018 was 24.4% of revenue as compared to a gross margin of 20.2% of revenue for the period ending July 2, 2017. Cost of sales increased to $4.6 million for the current period as compared to the prior year period of $3.5 million on increased revenues of $1.8 million. The gross margin increased by $0.6 million in the current year period to $1.5 million as compared to the prior year period of $0.9 million. We attribute the improvement in gross margin to higher revenue combined with cost efficiency, pricing improvements and changes in product mix between the respective periods.

G&A Expenses. During the three months ended July 1, 2018, we recorded operating expenses of $0.77 million as opposed to $0.82 million, during the three months ended July 2, 2017, a net decrease of ($.05) million. Decreased general and administrative costs during the current year period were primarily driven by decreases in stock compensation expenses, board of director fees and management incentive costs in the current year quarter as compared to the prior year quarter. We expect our total fiscal year 2018 spending for general and administrative cost to remain at the lower levels from the spending trend in fiscal year 2017.

Operating Income (Loss). During the three months ended July 1, 2018, we recorded an operating income of $.7 million, as compared to operating income of $.1 million during the three months ended July 2, 2017. The $0.6 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue and lower general and administrative costs in the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended July 1, 2018, we recognized a $4 thousand gain on change in the fair value of warrants as compared to a ($1.0) million loss in three months ending July 2, 2017. The change in gain on fair value is attributable to a change in accounting estimate on the warrant liability of our outstanding 4,125,200 warrants.

Net Income (Loss) applicable to common shareholders. During the three months ended July 1, 2018, we recorded a net income applicable to common shareholders of $0.6 million as compared to net a net loss applicable to common shareholders of ($1.0) million during the three months ended July 2, 2017. The increase in net income of $1.6 million is primarily attributable to increased operating income of $0.6 million and changes in the gain on the fair value of warrant liabilities of $1.0 million and changes in income taxes expenses of ($0.1) during the current year period as compared to the prior year period.

Nine Months Ended July 1, 2018 Compared to the Nine Months Ended July 2, 2017

Revenues. In the nine months ended July 1, 2018, revenues increased by $3.6 million or 30.3% from the respective prior period in fiscal year 2017 as set forth in the table below:

	Nine months ended
	(Millions)
Product Line	July 1, 2018	July 2, 2017	Variance	% Chg
Periscopes	$5.6	$5.1	$0.5	9.8
Sighting Systems	2.8	0.3	2.5	833.3
Other	0.7	2.1	(1.4)	(66.7)
Optical Systems – Richardson	9.1	7.5	1.6	21.3
Applied Optics Center – Dallas	6.4	4.4	2.0	45.5
Total Revenue	$15.5	$11.9	$3.6	30.3

Revenues on our periscope line increased by 9.8%, or $0.5 million from $5.1 million to $5.6 million during the nine months ended July 1, 2018 as compared to the nine months ended July 2, 2017 based on increased customer demand combined with changes in periscope mix and delivery schedules between the respective periods. We anticipate the fourth quarter to approximate our third quarter deliveries and exceed our prior year based on higher customer orders.

Sighting systems revenues for the nine months ending July 1, 2018 increased by $2.5 million or 833.3% from revenues in the prior year period. Deliveries on our current backlog for DDAN sighting systems were delayed during the first nine months of 2017 pending product configuration changes, long lead materials and export license revisions. These issues were resolved during the third quarter of 2018 and we resumed full production on the DDAN sighting system orders delivering and additional $1.5 million during the current nine month period as compared to the prior year period. The remaining undelivered backlog against these orders of $1.1 million is scheduled for delivery through 2020. We recognized an additional $0.6 million in revenue during the nine month period for new Commander Weapon System Sights (“CWSS”) orders, and $0.4 million in revenue for our ongoing OWSS repair and maintenance contract which was awarded in September 2017. We are anticipated sighting systems revenue during the current year fourth quarter to approximate the prior year fourth quarter.

Applied Optics Center revenue increased $2.0 million or 45.5% during the nine months ended July 1, 2018 as compared to the nine months ended July 2, 2017 primarily due to increased deliveries on commercial optical assemblies of $0.9 million, military laser filters of $0.7 million and other products of $0.4 million. After a strong first nine months revenue for our Applied Optics products in 2018, our current backlog indicates a dip in revenue during the fourth quarter as compared to the prior year fourth quarter on lower customer delivery schedules for military laser filters and commercial optical assemblies. We anticipate strong new order bookings during the fourth quarter of 2018 and increased delivery schedules on these product lines as we move into fiscal year 2019.

Other product revenues declined by ($1.4) million, or (66.7%), to $0.7 million during the nine months ending July 1, 2018 as compared to $2.1 million in the prior year period. During the prior year period, Optex Richardson delivered against several large orders for collimator assemblies and cable periscope assemblies for contracts which were completed during the prior year fourth quarter. Although our total backlog for the other product line has increased by $2.3 million during the nine month period, we are anticipating our fourth quarter revenue on these products to be below the prior year fourth quarter level. New orders for these products booked during the current fiscal year have a long material lead time and often require first article testing prior to production. We expect deliveries for these products to increase the first quarter of 2019 as deliveries against two large customer orders for collimators assemblies are scheduled to begin during October 2018.

Gross Margin. The gross margin during the period ending July 1, 2018 was 23.3% of revenue as compared to a gross margin of 20.3% of revenue for the period ending July 2, 2017. Cost of sales increased to $11.8 million for the current period as compared to the prior year period of $9.5 million on increased revenues of $3.6 million. The gross margin increased by $1.2 million in the current year period to $3.6 million as compared to the prior year period of $2.4 million. We attribute the improvement in gross margin to higher revenue, cost efficiency, pricing improvements and changes in product mix between the respective periods. We anticipate our gross margins during the fourth quarter in line with our current year nine month experience rate and well above our prior year 2017 gross margin rates.

G&A Expenses. During the nine months ended July 1, 2018, we recorded operating expenses of $2.3 million as opposed to $2.5 million, during the nine months ended July 2, 2017, a net decrease of ($0.2) million. Decreased general and administrative costs during the current year period were primarily driven by decreases in stock compensation expenses, board of director fees and investor relations costs in the current year period as compared to the prior year period. We expect our total fiscal year 2018 spending for general and administrative cost to remain at the lower levels from the spending trend in fiscal year 2017.

Operating Income (Loss). During the nine months ended July 1, 2018, we recorded an operating income of $1.3 million, as compared to an operating loss of ($0.1) million during the nine months ended July 2, 2017. The $1.4 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue and lower general and administrative costs in the current year quarter as compared to the prior year period.

Other Income (Expense). During the nine months ended July 1, 2018, we recognized a $2.0 million gain on change in the fair value of warrants as compared to a ($0.7) million loss in nine months ending July 2, 2017. The $2.7 million change in the gain on fair value is attributable to a change in accounting estimate on the warrant liability of our outstanding 4,125,200 warrants to incorporate new market information into the valuation model related to the volatility of the stock prices and OTC market trading data. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income (Loss) applicable to common shareholders. During the nine months ended July 1, 2018, we recorded a net income applicable to common shareholders of $3.1 million as compared to a net (loss) applicable to common shareholders of ($0.8) million during the nine months ended July 2, 2017. The increase in net income of $3.9 million is primarily attributable to increased operating income of $1.4 million, the increased gain on changes in the fair value of warrant liabilities of $2.7 million offset by increases in income tax expense of ($0.1) million in the current year period as compared to the prior year.

Liquidity and Capital Resources

As of July 1, 2018, the Company had working capital of $9.0 million, as compared to $8.0 million as of October 1, 2017. During the nine months ended July 1, 2018, the Company experienced an increase of $3.6 million in revenues to a net income of $3.1 million as compared to the ($0.8) million loss in the prior year period ending July 2, 2017. The Company’s adjusted EBITDA increased by $1.3 million during the nine months ending July 1, 2018 to $1.7 million from $0.4 million during the nine months ending July 2, 2017. Backlog as of July 1, 2018 has increased by $3.8 million or 24.2% to $19.5 million as compared to backlog of $15.7 million as of October 1, 2017.

The 2018 National Defense Authorization Act (“NDAA”) authorizes total spending of $700 billion which includes a base spending authorization of $634 billion plus the authorization of $65.8 billion in additional funding for the Overseas Contingency Operation (OCO) account. The bill authorizes a major hike in military spending over the 2017 NDAA authorization amount of $619 billion and sets defense spending well above the $549 billion base authorization cap under the 2011 Budget Control Act. On February 9, 2018, Congress passed a budget stop gap resolution which was signed by the president. The resolution lifts the sequestration limits on military spending by $165 billion over the next two years in line with the 2018 NDAA authorization of $700 billion. We believe that the procurement budget increase in the federal government’s 2018 National Defense Authorization Act, and recently passed 2019 National Defense Authorization Act combined with the lifting of the 2011 budget sequestration cap on defense spending levels may have a favorable impact to the Company for its U.S. military products. Further, we continue to look for additional strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At July 1, 2018, the Company had approximately $1.6 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of July 1, 2018 our outstanding accounts receivable was $2.6 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2018 on revenue growth, increased product gross margins and lower general and administrative spending. Maintaining the Company profitability is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next nine months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support a higher backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

On June 26, 2017, our board of directors approved a resolution declaring a $0.02 per share dividend payment on July 12, 2017, for common and Series C preferred shareholders and warrant holders of record as of July 5, 2017 and for the three subsequent quarters with the last dividend payment to occur in April 2018. On October 19, 2017, we paid a second $0.02 per share dividend to holders of record as of October 12, 2017, and on January 19, 2018, we paid a third $0.02 per share dividend to holders of record as of January 12, 2018. Optex recorded $262 thousand in dividends payable as of July 1, 2018 for the fourth dividend payment paid on April 19, 2018. Our board of directors has determined that it will not authorize declarations beyond the April 2018 dividend date for the foreseeable future as the Company pursues other business opportunities. The board of directors will revisit the issue at the end of calendar year 2018.

On May 16, 2018, we announced that our Board of Directors approved a purchase of 200,000 shares of its common stock in a private transaction. The transaction was priced at $1.00 per share for a total transaction amount of $200,000. Upon repurchase, the shares were returned to treasury.

On July 10, 2018, we announced that our Board of Directors has approved a purchase of 500,000 shares of its common stock in a private transaction. The transaction was priced at $1.00 per share for a total transaction amount of $500,000. Upon repurchase, the shares were returned to treasury.

Cash Flows for the Period from October 1, 2017 through July 1, 2018

Cash and Cash Equivalents: As of July 1, 2018 and October 1, 2017, we had cash and cash equivalents of $1.6 million, representing a net change of zero.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the nine months from October 1, 2017 to July 1, 2018 totaled $1.0 million. The primary sources of cash during the period relate to net income of $3.1 million, collections against accounts receivable of $0.6 million, offset by decreases in accounts payable and accrued expenses of ($0.8) million, the non-cash gain on change in fair value of warrants of ($2.0) million and other working capital changes of $0.1 million.

Net Cash Used in Investing Activities. In the nine months ended July 1, 2018, cash used in investing activities was insignificant. We anticipate increased spending up to $0.15 million in the last quarter of fiscal 2018 for fixed asset acquisitions in support of our military laser filter and periscope production lines.

Net Cash Used in Financing Activities. Net cash used in financing activities was ($1.0) million during the nine months ended July 1, 2018 and relate to dividends paid to shareholders on October 19, 2017, January 19, 2018 and April 19, 2018 totaling ($0.8) million, and a stock repurchase of ($0.2) million on May 16, 2017 of 200,000 shares of its common stock in a private transaction.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 1, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three and nine months ended July 1, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 13, 2018	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 13, 2018	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer