Form 10-K
period 2018-09-30
Optex Systems Holdings Inc
filed 2018-12-20
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 5,431,793 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQB on March 31, 2018 was $5,540,429.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 19, 2018
Common Stock	8,333,353

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

The beneficial ownership of Optex Systems Holdings, Inc. as of December 19, 2018 is: Optex Systems Holdings, Inc. officers and directors, 12.1%, other unaffiliated parties, 87.9%. Arland Holdings, Ltd. remains a holder of the common shares acquired from Alpha in October 2008, representing less than 2% of the total outstanding common stock. Additional information related to the beneficial ownership of Optex Systems Holdings, Inc. can be found under this Form 10K Annual Report, Part III, Items 12 and 13 and additional Schedule Forms 13, 4, and 5 filed independently by each of the respective beneficial holders.

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

Recent Events

Sileas Corp.

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to us, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to cancel the remaining debt of $10,571,791 due under the Note. The remaining amount due under the Note of $64,000 was paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by us, over the subsequent four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all of our shares owned by Sileas and previously pledged to Longview.

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

Changes to the Officers and Board of Directors

Effective as of January 15, 2018, Owen Naccarato resigned as one of our directors and as a member of the Audit Committee. David Kittay has assumed the role of Audit Committee Chair.

Dividend

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. During the twelve months ended October 1, 2017, Optex Systems Holdings recorded $522 in declared dividends for dividends paid to share and warrant holders of record as of July 5, 2017 and October 12, 2017. As of period ended October 1, 2017 there was $261 thousand in outstanding dividends payable which were paid on October 19, 2017. During the twelve months ended September 30, 2018, Optex Systems Holdings recorded $523 in declared dividends for dividends paid to share and warrant holders of record as of January 12, 2018 and April 12, 2018. As of period ended September 30, 2018, there were no outstanding dividends payable. There have been no additional dividends declared subsequent to the April 12, 2018 record date.

On December 19, 2017, our Board of Directors approved a bonus payment of 60%, or $152.4 thousand of Danny Schoening’s base salary, and 30%, or $55.7 thousand, of Karen Hawkins’ base salary for 2017 performance.

On November 20, 2018 the Company’s executive compensation committee recommended and the board of directors approved executive compensation as follows:

●	A 30% officer bonus of base salary to Danny Schoening and Karen Hawkins for fiscal year 2018 performance to be paid during December 2018. The bonuses of $76 thousand, and $56 thousand were paid to Danny Schoening and Karen Hawkins, respectively on December 7, 2018.

●	A base salary increase of 8% for Danny Schoening and Karen Hawkins effective as of January 1, 2019.

●	The issuance of 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

Credit Facility — Avidbank

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

During the twelve months ended September 30, 2018, there were 83,000 shares vested in relation to restricted stock units issued to Danny Schoening, Karen Hawkins, and Bill Bates, and there were 55,902 common shares issued in settlement of the vested shares, net of 27,098 shares representing $30 thousand of tax obligations withheld. During the twelve months ended October 1, 2017, there were 68,000 shares vested in relation to restricted stock units issued to Danny Schoening and Karen Hawkins and there were 45,799 common shares issued net of 22,201 shares representing $15 thousand of tax obligations withheld.

On November 20, 2018 the board of directors approved the issuance of additional grants of 150,000 and 50,000 RSUs with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

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

Specific product categories are grouped by product line and include:

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

Location and Facility

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 10, 2018, we had 104 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of December 10, 2018, the Richardson facility operates with 68 full time equivalent employees in a single shift operation.

In November 2014, we acquired the Applied Optics Center (formerly a business unit of L-3 Communications, Inc.), which is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 10, 2018, the Applied Optics Center operates with 36 full time equivalent employees in a single shift operation.

Contracts

A few of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”.  As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery.  To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Our contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” for contract or statement of work changes effecting cost or time of performance.  In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort.  This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete.

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of December 10, 2018, approximately 16.2% of our material requirements are single-sourced across 10 suppliers representing approximately 11.3% of our active supplier orders.  Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply with, various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material regulations affecting our U.S. government business are summarized in the table below.

Regulation	Summary
Federal Acquisition Regulation (FAR)

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

International Traffic in Arms Regulations (ITAR)	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act (TINA)	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $750,000 for contracts entered into prior to June, 30, 2018. On July 1, 2018, the threshold for obtaining certified cost and pricing data increases substantially from $750,000 to two million dollars. The change was authorized by the Department of Defense pursuant to a class deviation, pending official rulemaking and publication in the Federal Acquisition Regulation (“FAR”) Section 811 of the fiscal year 2018 NDAA. The law requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete. A contracting officer may still request cost or price data, if necessary, without certification, to determine whether the proposed cost or price is fair and reasonable for contracts which are below the threshold.

We are responsible for full compliance with the Federal Acquisition Regulation (FAR). Upon award, the contract may identify certain regulations that we need to meet. For example, a contract may allow progress billing pursuant to specific FAR clauses incorporated into the contract. Other contracts may call for specific first article acceptance and testing requirements. The FAR will identify the specific regulations that we must follow based on the type of contract awarded and contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees and, among other things and impose accounting rules that define allowable and unallowable costs governing our right to reimbursement under certain contracts.

First Article Testing and Acceptance requirements consist of specific steps which could be comprehensive and time consuming. The dimensions and material specifications of each piece of the assembly must be verified, and some products may have in excess of 100 piece parts. Once the individual piece parts are verified to be compliant to the specification, the assembly processes are documented and verified. A sample of the production (typically three units) is verified to meet final performance specifications. Once the units meet the final performance specification, they are then subjected to accelerated life testing, a series of tests which simulate the lifetime use of the product in the field. This consists of exposing the units to thermal extremes, humidity, mechanical shock, vibration, and other physical exposure tests. Once completed, the units undergo a final verification process to ensure that no damage has occurred as a result of the testing and that they continue to meet the performance specification. All of the information and data is recorded into a final first article inspection and test report and submitted to the customer along with the test units for final approval. First Article Acceptance and Testing is generally required on new contracts/product awards but may also be required on existing products or contracts where there has been a significant gap in production, or where the product has undergone significant manufacturing process, material, tooling, equipment or product configuration changes.

We are also subject to laws, regulations and executive orders restricting the use and dissemination of information deemed classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation (ITAR). In order to import or export items listed on the U.S. Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office. The registration is valid for one year, and the registration fees are established based on the number of license applications submitted the previous year. We currently have an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately. License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user. The approval process for the license can vary from several weeks to six months or more. The licenses we currently use are the Department of State licenses: DSP-5 (permanent export), DSP-6 (license revisions) and DSP-73 (temporary export) and Department of Commerce: BIS-711 (export).

The aforementioned licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of December 10, 2018):

	Fiscal Year	Number of	Total Contract
Active ITAR Licenses	of Expiration	Licenses	Value of Licenses

DSP-5
Issued in Fiscal Year 2015	2019	22	$989,180
Issued in Fiscal Year 2016	2020	19	420,884
Issued in Fiscal Year 2017	2021	12	3,237,713
Issued in Fiscal Year 2018	2022	9	2,837,267
Total DSP-5 Licenses		62	$7,485,044

DSP-6 (no active licenses)	N/A	—	$—

DSP-73
Issued in Fiscal Year 2015	2019	1	$30,000
Total DSP-73 Licenses		1	$30,000

BIS-711
Issued in Fiscal Year 2017	2021	7	$1,718,165
Issued in Fiscal Year 2018	2022	5	104,636
Total BIS-711 Licenses		12	$1,822,801

Total All Licenses		75	$9,337,845

These licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the ITAR requirements. If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Our contracts may also be governed by the Truth in Negotiation Act (TINA) requirements where certain of our contracts or proposals exceed the TINA threshold (updated from $750 thousand to $2 million for awards after June 30, 2018), and/or are deemed as sole source, or non-competitive awards, covered under this act. For these contracts, we must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation. Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, we could be subjected to a defective pricing claim adjustment with accrued interest. We have no history of defective pricing claim adjustments and have no outstanding defective pricing claims pending. Additionally, as a result of this requirement, contract price negotiations may span from two to six months and can result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments. Currently, we do not have any undefinitized contracts subject to further price negotiation.

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

The terms of our material contracts are as follows (updated as of September 30, 2018):

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Remaining Value(3) (millions)	Delivery Period

GDLS – Canada(4)	Subcontract	FFPQ	$8.8	$0.5	Mid 2012 – May 2018
Sighting Systems	PO 35334144

GDLS - Canada(5)	Subcontract	FFPQ	$1.5	$1.1	Dec 2017 – May 2020
Periscopes	PO 35506523

DLA Land at Aberdeen(6)	Prime	IDIQ	$4.4	$2.7	Jan 2018- Dec 2019
Laser Filter Assemblies	SPRBL1-17-D-0008

GDLS – Canada(7)	Subcontract	FFPQ	$1.4	$0.9	Oct 2017- Sept 2020
Sighting Systems	PO 35515590

DLA Land and Maritime(8)	Prime	IDIQ	$1.5	$0.1	Oct 2017- Sept 2020
Periscopes	SPE7LX17D0053

DLA Warren(9)	Prime	FFPQ	$2.6	$2.3	Oct 2018- Oct 2019
Collimator Assembly - Other	SPRDL118C0087

DLA Land and Maritime(10)	Prime	IDIQ	$1.3	$1.2	Sept 2018 - Feb 2019
Periscopes	SPE7LX18D0038

DLA Land and Maritime(11)	Prime	IDIQ	$0.7	$0.7	Jul 2018- Jan 2019
Periscopes	SPE7LX18D0039

DLA Land and Maritime(12)	Prime	IDIQ	$1.1	$0.9	Jul 2018- Jan 2019
Periscopes	SPE7MX18D0061

NightForce Optics, Inc.(13)	PO 20133	FFPQ	$1.7	$0.6	Jul 2018- Dec 2018
Optical Assemblies	Commercial

DLA Land and Maritime(14)	Prime	IDIQ	$—	$—	No task orders yet awarded
Periscopes	SPE7LX18D0108

(1)	FFPQ – Firm fixed price and quantity, IDIQ – Indefinite delivery indefinite quantity, PP – Progress Billable. . Payment terms on shipments are net 30 or net-45 days.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to us. The total award value represents already awarded delivery order contracts. Based on our historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of October 30, 2017. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been our experience that these clauses are rarely invoked.
(4)	Contract was awarded on October 24, 2011 but effective November 4, 2011 as the date on which approved for disclosure by contractor. Total award value includes all statement of work change orders through June 26, 2016.
(5)	Contract quantity awarded on December 14, 2016 for laser protected periscopes installed on Light Armored Vehicles in the Middle East.
(6)	Five year IDIQ contract for Light Interference Filter Assemblies awarded on July 3, 2017. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017. The Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract. As of September 30, 2018 three task orders against the contract have been released for a total value of $4.4 million to date.
(7)	Contract awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.

(8)	Three year IDIQ contract for periscopes awarded on September 18, 2017. The contract includes three base years and two option years. The based contract expires September 11, 2020. The company expects to generate between $1.5 and $2.4 million in revenue over the next five year period from this contract. As of September 30, 2018 total task orders awarded against the contract were $1.5 million.
(9)	Initial contract award on December 7, 2017 for $0.8 million with subsequent modifications bringing the total contract value to $2.6 million as of September 30, 2018.
(10)	Contract awarded February 11, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 30, there was $1.3 million in task orders released against the contract.
(11)	Contract awarded February 16, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 30, there was $0.7 million in task orders released against the contract.
(12)	Contract awarded February 22, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 30, there was $1.1 million in task orders released against the contract.
(13)	Purchase order awarded on March22, 2018 for assorted commercial optical assemblies.
(14)	Contract awarded September 5, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 30, 2018, there were no task orders released against the base contract award.

Market Opportunity — U.S. Military

During the twelve months ended September 30, 2018, approximately 76% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2008 through 2017 and estimated spending through 2023. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. Military spending peaked at $678.1 billion in 2011. As of fiscal year 2018 the total projected military spending is projected to be $612.5 billion, an overall increase of 7.7% over 2017 spending, but 9.7% below the peak spending in 2011. However, the military spending in the chart below depicts increased spending through 2023 of 19.9% from the current projected fiscal year 2018 level. The largest projected increases of 7.2% and 6.3% to occur in the 2019 and 2020 fiscal years, respectively.

Military spending has been negatively impacted by the Budget Control Act of 2011, which was passed in August 2011. The Budget Control Act mandated a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. During the years 2015-2018 Congress enacted additional legislative budget measures which eased the strict spending caps set forth in sequestration of the 2011 Budget Control Act through the 2019 fiscal budget year.

On February 9, 2018, Congress enacted a budget stop gap resolution which lifts the sequestration limits on military spending by $165 billion over the next two years in line with the 2018 NDAA authorization of $700 billion and the 2019 NDAA of $717 billion as approved on August 13, 2018. The corresponding 2019 Defense Spending Bill was passed on September 28, 2018, just before the October 1 fiscal year start, marking the first on-time passage of the NDAA and its corresponding spending appropriation bill in more than twenty years.

We believe that the procurement budget increases in the federal government’s 2018 and 2019 National Defense Authorization Act combined with the lifting of the 2011 budget sequestration cap on defense spending levels are favorable to the Company for its U.S. military products during the next twelve months. However, the sequestration relief is set to expire at the end of the 2019 fiscal budget year. Absent another Congressional deal prior to approval of the 2020 NDAA for fiscal year starting October 1, 2019, sequestration caps of up to $71 billion could come to back into fruition. Given our current political climate, any significant change in Congressional party control arising from the 2018 midterm elections may effect both the timing and authorization amounts of the 2020 discretionary defense spending budget during the next year.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2019, Table 3.2 Outlays by function and sub function, 1962-2023.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2019 for major ground system programs. The total fiscal year 2019 budget request for major ground system programs is increased by 11.2% over the fiscal year 2017 levels and 16.7% over the fiscal year 2016 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

				FY 2019
Major Weapon System Summary				Base	OCO	Total
($ in Millions)		FY 2017	FY 2018	Budget	Budget	Request
Ground Systems - Joint Service
JLTV	Joint Light Tactical Vehicle	$710.5	$1,142.7	$1,961.5	$—	$1,961.5
Ground Systems - USA
M1A2	Abrams Tank Modification/Upgrades	866.6	1,213.9	2,168.4	489.0	2,657.4
AMPV	Armored Multi-Purpose Vehicle	177.1	647.4	598.0	230.4	828.4
PIM	Paladin Integrated Management	624.0	778.2	351.8	67.0	418.8
FMTV	Family of Medium Tactical Vehicles	352.8	84.7	136.6	—	136.6
FHTV	Family Of Heavy Tactical Vehicles	50.7	118.0	265.5	—	265.5
Stryker	Stryker	687.9	178.2	368.3	—	368.3
Ground Systems - USMC
ACV	Amphibious Combat Vehicle	131.3	340.5	265.7	—	265.7
Total Ground Systems		$3,600.9	$4,503.6	$6,115.8	$786.4	$6,902.2

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2019 Budget Request”, February 2018

The U.S. government spending reductions in the last seven years have had a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements. As a result of lower U.S. government spending from the peak 2011 levels, the Company has continued to explore other opportunities for manufacturing outside of our traditional product lines for products which could be manufactured using our existing lines in order to fully utilize our existing capacity.

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

Market Opportunity — Foreign Military

Despite the downturn in U.S. military spending, foreign military funding for products built in the United States for selected foreign militaries has held to peak funding levels. Thus, we have increased efforts to promote our proven military products, as well as newly improved product solutions directly to foreign military representatives. In 2014, we completed the first shipments of M17 Day/Thermal Periscope (NSN 6650-01-619-6545) to a country in South America. During fiscal year 2016, Optex Systems completed its first order of its patented M17 Day / Thermal Periscope for $0.6 million to Brazil. These direct sales transactions allow us to directly serve South American customers and affect influence into their future procurements. Additionally, shipment of the new M17 Day/Thermal Periscope validates our efforts to upgrade existing platforms with new technology. The M17 Day/Thermal Periscope is a cost effective upgrade to existing systems in that it provides both day and thermal views specifically designed for driving armored vehicles. It can be installed in vehicles which were originally designed without this technology and may be used as a backup to existing systems. We anticipate our efforts in South America will culminate in new orders for this technology in the near term. We will continue to pursue international opportunities through direct sales (e.g., General Dynamics Land Systems — Canada), International Parts Supply and through other existing customers.

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

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Harris Corporations, BAE, and NorcaTec), as a military supplier to foreign governments (Israel, Australia, South America and NAMSA) and also as a commercial optical assembly supplier (Nightforce Optics, Cabela’s). During the twelve months ended September 30, 2018, we derived approximately 87% of our gross business revenue from three major customers: U.S. government agencies (38%), one major defense contractor, (29%), one commercial customer (20%). We have approximately 116 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

Marketing Plan

We believe we are well positioned to service both U.S. and foreign military needs by our focus on delivering products that satisfy the following factors important to the U.S. military:

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

Employees

We had 100 full time equivalent employees as of September 30, 2018 which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized.

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

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. Our Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. The Applied Optics Center lease effective as of October 1, 2016, expires on October 31, 2021. There are two renewal options available to the tenant, and each renewal term is five years in duration.

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

Changes in current economic conditions may adversely affect our ability to continue operations.

Changes in current economic conditions may cause a decline in business, consumer and defense spending and capital market performance, which could adversely affect our business and financial performance. Our ability to raise funds, which could be required for business continuity or expansion of our operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and economic recession.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 30, 2018, there was zero in accrued loss provisions for loss contracts or cost overruns.

Approximately 76% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

Military spending has been negatively impacted by the Budget Control Act of 2011, which was passed in August 2011. The Budget Control Act mandated a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. During the years 2015-2018 Congress enacted additional legislative budget measures which eased the strict spending caps set forth in sequestration of the 2011 Budget Control Act through the 2019 fiscal budget year.

On February 9, 2018, Congress enacted a budget stop gap resolution which lifts the sequestration limits on military spending by $165 billion over the next two years in line with the 2018 NDAA authorization of $700 billion and the 2019 NDAA of $717 billion as approved on August 13, 2018. The corresponding 2019 Defense Spending Bill was passed on September 28, 2018, just before the October 1 fiscal year start, marking the first on-time passage of the NDAA and its corresponding spending appropriation bill in more than twenty years.

We believe that the procurement budget increases in the federal government’s 2018 and 2019 National Defense Authorization Act combined with the lifting of the 2011 budget sequestration cap on defense spending levels are favorable to the Company for its U.S. military products during the next twelve months. The sequestration relief is set to expire at the end of the 2019 fiscal budget year. Absent another Congressional deal prior to approval of the 2020 NDAA for fiscal year starting October 1, 2019, sequestration caps of up to $71 billion could come to back into fruition. Given our current political climate, any significant change in Congressional party control arising from the 2018 midterm elections may effect both the timing and authorization amounts of the 2020 discretionary defense spending budget during the next year.

Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized in the Department of Defense budget requests for 2018-2019.

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

Low unemployment and tight labor markets may adversely affect our labor costs and our ability to hire and retain a sufficient workforce required to meet the current backlog and increased customer demands. If we are not able to maintain a sufficient workforce and attract additional personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

Current increases in defense spending have resulted in significant increases in customer orders and production volumes over the next twelve months during a period of record low unemployment rates and other business industry expansions within our local labor market. We compete with several other large defense contractors as well as homebuilding, industrial manufacturing and warehousing industries within our immediate regional area for both lower and higher skill level manufacturing employees. The limited market of available of full time workers for hire, including reductions in temporary service employees, combined with increasing competition among other local industries may result in increased production costs associated with higher wages, employee bonuses, overtime premiums and enhanced employee benefits in addition to costs increases associated with employee recruitment, employee turnover, training and labor efficiency reductions. We may be unable to fill the labor positions required to meet our growing customer demands in a timely or cost effective manner which would impede our ability to meet current and increasing production levels in line with our customer expectations and adversely affect our ability to grow revenue or maintain our current margin levels.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which renews on an annual basis and currently expires on May 31, 2019, and our Chief Financial Officer which expires on July 31, 2019, with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price. As of December 10, 2018, approximately 16.2% of our material requirements are single-sourced across 10 suppliers representing approximately 11.3% of our active supplier orders.  Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or minimally increased costs. We do not believe these single sourced materials to pose any significant risk to us as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for us to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 10, 2018.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	This supplier is the designated replacement for Raytheon for the video system boards. One P.O. is currently in place to drive the transfer from Raytheon.

Periscopes	Metal mirrors for Driver periscopes	Alternative supplier source would take in excess of six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule

Periscopes	Vision blocks for armored vehicles	Alternative supplier source would take in excess of six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Die-cast housings	All die cast tooling is consolidated at this supplier. It would take approximately six months to move tooling and re-qualify a new supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Steel castings	Alternative supplier source would take six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	MIL Spec welded housings for vision blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other Big Eye	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier source.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Product Line	Supply Item	Risk	Purchase Orders

Applied Optics Center Laser Interface Filters (LIF)	LIF parts and tooling	Alternative source would take in excess of six months to develop and qualify.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center M22/M24 Binocular	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.
Applied Optics Center Other – Laser Filter Unit and Anti-reflection Device (ARD)	ARD Component	Only approved source due to patent. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

For the year ended September 30, 2018, The Company’s consolidated revenues are derived from the U.S. government, 38%, one major U.S defense contractor, 29%, one commercial customer, 20%, and all other customers, 13%. Approximately 82% of the total company revenue is generated from domestic customers and 18% is derived from Canada. Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by one of our major defense contract customers, U.S. government agencies, or major commercial customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 87% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 116 discrete contracts with General Dynamics Land System Division and the U.S. Government (primarily USACC-Warren and DLA), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

Risks Related to Our Stock

We have issued a large number of warrants and options, which if converted or exercised would substantially increase the number of common shares outstanding.

On December 10, 2018, we had 8,333,353 shares of common stock outstanding, and (a) we have vested options outstanding to purchase common stock at $10 per share, that if fully exercised, would generate proceeds of $250,000 and result in the issuance of an additional 25,000 shares of common stock, and (b) we have 4,260,785 warrants outstanding at an exercise price of $1.50 per share and (c) we have 99,000 granted unvested restricted stock units outstanding. Future sales of our common stock, warrants, options and Series C preferred stock may also adversely affect our stock price and our ability to raise funds in new offerings.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

●	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

●	speculation in the press or investment community;

●	wide fluctuations in stock prices, particularly with respect to the stock prices for other defense industry companies;

●	announcements of technological innovations by us or our competitors;

●	new products or the acquisition of significant customers by us or our competitors;

●	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

●	changes in management;

●	sales of common stock by directors and executive officers;

●	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

●	conditions and trends in the defense industry generally;

●	the announcement of acquisitions or other significant transactions by us or our competitors;

●	adoption of new accounting standards affecting our industry;

●	general market conditions;

●	domestic or international terrorism and other factors; and

●	other factors as described in this section.

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

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these event may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2  Properties

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 10, 2018, we had 104 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

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

Item 4  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “OPXS” and warrants under the symbol “OPXSW”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On December 19, 2018, the closing price for our common stock as reported on the OTCQB was $1.50 per share.

Securities outstanding and holders of record

On December 19, 2018, there were approximately 80 shareholders of record for our common stock and 8,333,353 shares of our common stock issued and outstanding.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex Systems Holdings recorded an additional $261 thousand in dividends payable as of October 1, 2017 for declared dividends paid on October 19, 2017. During the nine months ended July 1, 2018, Optex Systems Holdings recorded $523 in declared dividends for dividends paid to share and warrant holders of record as of January 12, 2018 and April 12, 2018. There are no additional dividend payments declared subsequent to the April 12, 2018 record date and as of period ended September 30, 2018, there were no outstanding dividends payable.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009.  On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $10.00 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 10, 2018, 71,070 options had been granted, 41,070 of these options had forfeited due to terminations or expiration, and 30,000 had vested of which 5,000 options were exercised. There were 34,980 vested options which forfeited due to expiration of the option term on December 8, 2018. The remaining outstanding options are 25,000 and are fully vested as of December 10, 2018 and will expire on December 18, 2020.

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

On June 15, 2016, the Company issued 150,000 RSUs to our Chief Executive Officer, Danny Schoening, and 50,000 RSUs to our Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. On June 15, 2017, the Company issued 50,000 RSUs to its Applied Optics Center General Manager and new board member, Bill Bates. The RSUs issued to Mr. Bates will vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020.

On January 5, 2017, the Company issued 45,799 common shares to officers and directors in settlement of 68,000 restricted stock units vested on January 1, 2017 and on January 2, 2018, the Company issued 55,902 common shares to officers and directors in settlement of 83,000 restricted stock units vested on January 1, 2018. For each vesting period the vested common shares were issued net of shares withheld for employee federal income tax requirements.

As of December 19, 2018 there are 99,000 outstanding unvested restricted stock units remaining to vest of which 82,500 will vest on January 1, 2019.

On November 20, 2018 the board of directors approved the issuance of additional grants of 150,000 and 50,000 RSUs with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 30, 2018, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 30, 2018, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with your reading of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

●	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On September 10, 2018, we announced we have been awarded over $7 million in new contracts to date during the fourth fiscal quarter of 2018. The majority of these contracts are for Laser Protected Periscopes but also contain Non-Laser Protected Periscopes and various Sighting Systems.

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

Recent Events

Stock Repurchases

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

Upon repurchase in the aforementioned transactions, the shares were returned to treasury thereby reducing the total outstanding common stock.

Sileas Corp.

On June 9, 2017, Sileas Corp. (“Sileas”), a related party to us, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to cancel debt of $10,571,791 due under the Note. The remaining amount due under the Note was $64,000 which was paid quarterly in cash by Sileas to Longview, over the four calendar quarters commencing on or about June 30, 2017. In order to effect the above, Longview also released the pledge on all of our shares owned by Sileas and previously pledged to Longview.

Simultaneously with the above, Sileas sold 800,000 shares of our common stock to Danny Schoening and Karen Hawkins at a price equal to $314,000 (which is a discounted amount based upon recognition of years of administrative support by Mr. Schoening and Ms. Hawkins for the Company) as follows: (i) Danny Schoening: 640,000 Shares for $200,000 plus a $50,825 promissory note; and (ii) Karen Hawkins: 160,000 Shares for $50,000 plus a $12,706 promissory note. Each promissory note has a one year term, with interest at 1.18% per annum and shall be payable in four equal quarterly installments of $12,800 for Danny Schoening and $3,200 for Karen Hawkins. The notes were paid in full as of April 30, 2018. As a result, Sileas no longer owns any shares of our common stock.

Changes to the Board of Directors

On January 15, 2018, Owen Naccarato resigned as a director and member of our Audit Committee.

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

On December 19, 2017, our Board of Directors approved a bonus payment of 60%, or $152.4 thousand of Danny Schoening’s base salary, and 30%, or $55.7 thousand, of Karen Hawkins’ base salary for 2017 performance.

On November 20, 2018 the Company’s executive compensation committee recommended and the board of directors approved executive compensation as follows:

●	A 30% officer bonus of base salary to Danny Schoening and Karen Hawkins for fiscal year 2018 performance to be paid during December 2018. The bonuses of $76 thousand, and $56 thousand were paid to Danny Schoening and Karen Hawkins, respectively on December 7, 2018.

●	A base salary increase of 8% for Danny Schoening and Karen Hawkins effective as of January 1, 2019.

●	The issuance of 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex Systems Holdings recorded an additional $261 thousand in dividends payable as of October 1, 2017 for declared dividends paid on October 19, 2017. During the nine months ended July 1, 2018, Optex Systems Holdings recorded $523 in declared dividends for dividends paid to share and warrant holders of record as of January 12, 2018 and April 12, 2018. As of period ended July 1, 2018, there were no outstanding dividends payable. There are no additional dividend payments declared subsequent to the April 12, 2018 record date or anticipated dividend declarations for the remainder of the fiscal year.

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

The table below summarizes our twelve month operating results for periods ended September 30, 2018 and October 1, 2017, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands) Twelve months ended
	September 30, 2018	October 1, 2017

Net Income (Loss) — GAAP	$1,394	$(304)
Add:
(Gain) Loss on Change in Fair Value of Warrants	(95)	489
Federal Income Tax Expense - Current	167	—
Depreciation	327	337
Stock Compensation	153	220
Royalty License Amortization	30	30
Interest Expense	20	19
Adjusted EBITDA - Non GAAP	$1,996	$791

Our adjusted EBITDA increased by $1.2 million to $2.0 million during the twelve months ended September 30, 2018 as compared $0.8 million during the twelve months ended October 1, 2017. EBITDA improvements are directly correlated with significant increases in revenue, improvements in our gross margins, combined with cost reductions in general and administrative costs. During the year, we experienced product revenue growth of 12.4% and improved gross margin percentages of 3.3% over the prior year. In addition, we have reduced general and administrative expenses by 5.6% during the twelve months ended September 30, 2018 as compared to the prior year twelve months ended October 1, 2017. Each of our operating segments realized impressive revenue growth, increases in gross margin and lower administrative costs from the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the year ended September 30, 2018, we recognized a gain on the change in fair value of warrants of ($0.1) million as compared to a loss of $0.5 million in the prior year ended October 1, 2017. As this is a non-cash gain driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the gain has been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the gain on changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 13 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended September 30, 2018 and October 1, 2017 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

	Results of Operations Selected Financial Info by Segment
	(Thousands)

	Twelve months ended
	September 30, 2018				October 1, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$12,739	$8,114	$—	$20,853	$11,256	$7,291	$—	$18,547
Intersegment Revenues	—	1,556	(1,556)	—	—	1,694	(1,694)	—
Total Segment Revenue	12,739	9,670	(1,556)	20,853	11,256	8,985	(1,694)	18,547

Total Cost of Sales	10,178	7,716	(1,556)	16,338	9,099	7,728	(1,694)	15,133

Gross Margin	2,561	1,954	—	4,515	2,157	1,257	—	3,414
Gross Margin %	20.1%	20.2%	—	21.7%	19.2%	14.0%	—	18.4%

General and Administrative Expense	2,348	528	153	3,029	2,595	435	180	3,210
Segment Allocated G&A Expense	(669)	669	—	—	(776)	776	—	—
Net General & Administrative Expense	1,679	1,197	153	3,029	1,819	1,211	180	3,210

Operating Income (Loss)	882	757	(153)	1,486	338	46	(180)	204
Operating Income (Loss) %	6.9%	7.8%	—	7.1%	3.0%	0.5%	—	1.1%

Gain (Loss) on Change in Fair Value of Warrants	—	—	95	95	—	—	(489)	(489)
Interest Expense	—	—	(20)	(20)	—	—	(19)	(19)

Net Income (Loss) before taxes	$882	$757	$(78)	$1,561	$338	$46	$(688)	$(304)
Net Income (Loss) before taxes %	6.9%	7.8%	—	7.5%	3.0%	0.5%	—	(1.6%)

Our total external sales revenues increased by $2.3 million, or 12.4%, in 2018 over the 2017 revenue levels. The Optex Systems Richardson segment realized a $1.5 million, or 13.4%, increase in external revenue and the Applied Optics Center segment realized an increase of $0.8 million, or 11.0%, in external revenue over the prior year period. Intersegment revenues decreased by ($0.1) million during the 2018 year, from $1.7 million to $1.6 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross margin increased $1.1 million and the gross margin percentage increased by 3.3% points from 18.4% in 2017 to 21.7% in 2018. The gross margin and the gross margin percentages increased significantly in 2018 for the Applied Optics Center segments over 2017. The Applied Optics Center gross margin increased by $0.7 million and the gross margin percent increased by 6.2% points from 14.0% in 2017 to 20.2% in 2018 over the 2017 gross margin. During 2018, the Optex Systems gross margin increased $0.4 million and the gross margin percentage increased to 20.1% points in 2018 as compared to a gross margin percentage of 19.2% in 2017 primarily driven by changes in product mix between the years. Increases in U.S. government military spending has a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements.

During the year ended 2018, the Applied Optics Center absorbed ($0.7) million of fixed general and administrative costs incurred by Optex Systems for support services, as compared to ($0.8) million in the prior year period. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Operating income increased significantly, by $1.3 million, in 2018, to $1.5 million, as compared to the prior year operating income of $0.2 million. The Applied Optics Center operating income increased by $0.7 million, from a prior year operating income of $0.05 million to a 2018 operation income of $0.75 million. Optex Systems operating income increased $0.5 million, to $0.9 million in 2018 as compared to $0.3 million 2017 on higher revenue.

The net income before taxes increased from the prior year by $1.9 million, to $1.6 million in 2018 from a prior year net loss before taxes of ($0.3) million. The increase in net income year over year is primarily due to increased operating income of $1.3 million from the prior year, combined with an increase in income for non cash related changes to the fair value of warrants of $0.6 million to a gain of $0.1 million 2018 from a prior year loss of ($0.5) million 2017.

Backlog

Backlog as of September 30, 2018 was $23.4 million as compared to a backlog of $15.7 million as of October 1, 2017, representing an increase of 49.0%.  The following table depicts the current expected delivery by quarter of all contracts awarded as of September 30, 2018.

		(Millions)
Product Line	Q1 2019	Q2 2019	Q3 2019	Q4 2019	2019 Delivery	2020+ Delivery	Total Backlog 9/30/2018	Total Backlog 10/1/2017	Variance	% Chg
Periscopes	2.6	3.5	1.3	0.2	7.6	0.7	8.3	4.9	3.4	69.4%
Sighting Systems	0.7	0.2	1.1	0.3	2.3	0.5	2.8	4.1	(1.3)	(31.7%)
Other	0.8	2.0	1.5	0.9	5.2	0.4	5.6	0.6	5.0	833.3%
Optex Systems - Richardson	4.1	5.7	3.9	1.4	15.1	1.6	16.7	9.6	7.1	74.0%
Applied Optics Center - Dallas	2.0	1.7	1.6	0.7	6.0	0.7	6.7	6.1	0.6	9.8%
Total Backlog	6.1	7.4	5.5	2.1	21.1	2.3	23.4	15.7	7.7	49.0%

During 2018, Optex Systems Holdings received new orders totaling $28.5 million, a 27.8% increase, as compared to new orders of $22.3 million during the prior year. The 2018 orders consist of $11.0 million in support of our periscope product line, $8.7 million attributable to the Applied Optics Center and $2.2 million attributable to sighting systems and support, and $6.6 million in other products. Approximately 20.7% or $5.9 million of the orders received in fiscal year 2018 were delivered within the year, with $22.6 million of backlog deliverable in 2019 and beyond. During the first fiscal quarter of 2019, as of December 10, 2018 the Company has booked an additional $5.6 million in new orders for deliveries in 2019 and 2020, primarily for periscopes $3.9 million and the remaining $1.7 million spread across sighting systems, Applied Optics and other products. We expect our fiscal year 2019 customer orders to meet or exceed the $28.5 million 2018 customer orders, with a substantial portion, approximately 15-25% deliverable within the second half of the fiscal year 2019 period.

We attribute the increase in backlog and new orders, primarily to the lifting of the 2011 Budget Control Act sequestration caps combined with increases in the U.S. military procurement budgets which were approved for the fiscal years 2018 and 2019 National Defense Authorization Acts.

Optex Systems - Richardson:

Backlog for our periscope product line has increased 69.4% or $3.4 million to $8.3 million, from our ended 2017 fiscal year level of $4.9 million. Our total periscope contract awards for fiscal 2018 totaled $11.0 million as compared to $8.6 million in the fiscal year 2017, an increase of $2.4 million over the prior year. Approximately 42% of the new periscope orders booked during the fiscal year were associated with contracts awarded during the current fiscal year as Indefinite Delivery Indefinite Quantity (IDIQ) contract types which include three (3) base year ordering periods, plus two (2) year option periods. We expect to continue receiving task delivery orders against these multiyear contracts over the next two to five years. During the first quarter of fiscal year 2019, through December 10, 2018, we have received an additional $3.9 million in periscope orders against the existing IDIQ contracts as well as a substantial new contract award of $1.9 million announced on November 26, 2018.

Sighting Systems backlog decreased by ($1.3) million or (31.7%) in the last twelve months from $4.1 million in 2017 to $2.8 million as of the end of 2018. The decrease in backlog is primarily attributable to shipments in 2018 against long running contracts awarded in prior years for DDAN and Commander Weapon Sighting Systems and revenue recognized against our three year OWSS maintenance contract which was awarded in 2017. As of the September 2018 year end, only 35 units of the original 506 unit DDAN contract award units from 2011 remained unshipped and were delivered during the first two months of fiscal year 2019. During 2018, we booked $2.2 million in new orders for sighting systems consistent with the 2017 fiscal year. Through December 10, 2018 during the first fiscal quarter of 2019, we have received an additional $0.9 million in sighting system orders for deliveries into December 2020, primarily for spare DDAN sighting system units.

Our backlog in other product groups increased by $5.0 million or 833.3% from $0.6 million in 2017 to $5.6 million in 2018. The increase is driven by significant new U.S. Government orders received during the last fiscal quarter of 2018 for collimator assemblies and cell assemblies combined with several smaller customer orders for spare parts and mirror assemblies.

Applied Optics Center – Dallas

The Applied Optics Center backlog increased by $0.6 million, or 9.8%, for the year ended 2018 from $6.1 million in 2017 to $6.7 million in 2018. New orders for the Applied Optics Center during the 2018 year were $8.7 million as compared to the 2017 orders of $10.3 million, a decline of ($1.6) million. The decrease 2018 orders is primarily driven by lower orders of ($2.5) million on our commercial optical assemblies which was offset by increases in military orders of $0.9 million during the year. We anticipate new orders for the next twelve months to meet or exceed the 2018 order level with some shifts in product mix from commercial to military products.

We are optimistic that recent proposed boosts in military spending by the government administration will have a favorable impact in the direction of funding or product need for the U.S. military and increased orders for the Company. Optex Systems Holdings continues to pursue new international and commercial opportunities in addition to maintaining its current footprint with U.S. military vehicle manufactures, with existing as well as new product lines. We continue exploring new market opportunities for our M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Twelve month period ended September 30, 2018 compared to the twelve month period ended October 1, 2017

Revenues:

The table below details the revenue changes by segment and product line for the year ended September 30, 2018 as compared to the year ended October 1, 2017.

	Twelve months ended
	(Millions)

Product Line	September 30, 2018	October 1, 2017	Variance	% Chg
Periscopes	$7.5	$7.1	$0.4	5.6
Sighting Systems	3.6	1.1	2.5	227.3
Other	1.6	3.0	(1.4)	(46.7)
Optical Systems – Richardson	12.7	11.2	1.5	13.4
Applied Optics Center – Dallas	8.1	7.3	0.8	11.0
Total Revenue	$20.8	$18.5	$2.3	12.4

Our total revenues increased by $2.3 million, or 12.4%, in 2018 over the 2017 revenue levels. The Optex Systems Richardson segment realized a $1.5 million, or 13.4%, increase in revenue and the Applied Optics Center segment realized an increase of $0.8 million, or 11.0%, in revenue over the prior year period. Approximately 20.7%, or $5.9 million of our total revenue recognized during the fiscal year was from new orders booked during the twelve months ended September 30, 2018.

Revenues increased by $0.4 million or 5.6% on our periscope line during the twelve months ended September 30, 2018 as compared to the twelve months ended October 1, 2017 based on increased customer demand combined with changes in periscope mix and delivery schedules between the respective periods. Based on our strong ended September periscope backlog of $8.3 million and new orders of $3.9 million received in the first 70 days of fiscal 2019, we expect our 2019 periscope revenues exceed the 2018 levels by 20-25% with a strong backlog scheduled into the fourth quarter.

Revenues on sighting systems increased by $2.5 million, or 227.3% from the prior year period. Deliveries on our current backlog for DDAN sighting systems were delayed during the three quarters of 2017 pending product configuration changes, long lead materials and export license revisions. These issues were resolved during 2017 and we resumed full production on the DDAN sighting system orders delivering and additional $1.5 million during the current year period as compared to the prior year period. The remaining undelivered backlog against these orders of $0.5 million is scheduled for delivery during the first quarter of 2019 which will complete the production order. We received an additional order for spare units of $0.9 million during the first quarter of 2019 and anticipate additional orders during the next twelve months. We recognized an additional $0.4 million in revenue during the twelve month period for new Commander Weapon System Sights (“CWSS”) orders, and $0.6 million in revenue for our ongoing OWSS repair and maintenance contract which was awarded in September 2017 and continues through fiscal year 2020.

Revenue on other product lines decreased by ($1.4) million, or (46.7%), compared to revenues in the prior year. During the prior year, Optex Richardson delivered against several large orders for collimator assemblies and cable periscope assemblies for contracts which were completed during the prior year fourth quarter. Our total backlog for the other product line has increased by $5.0 as of the end of 2018, primarily due to orders received during the last fiscal quarter. Based on our current customer delivery schedule, we anticipate our revenues for other products will increase by up to 300% over the next twelve months.

The Applied Optics Center external revenue increased by $0.8 million, or 11.0%, during the 2018 fiscal year as compared to the prior year period due to increases in laser coated and bright light filters of $0.5 million, day and glass coated windows of $0.2 million and commercial optical assemblies of $0.1 million. Increased revenues were primarily driven by increased U.S. military spending. We are entering fiscal 2019 with a very strong backlog of $6.7 million, a 9.8% increase over the prior year ended backlog. Based on current customer delivery schedules, we expect the Applied Optics Center revenue to decline by 8-9% during the first half, and increase 34-35% during the second half from the prior year revenue levels, with significant shifts in product mix from commercial optical assemblies to military products.

Gross Margin. The gross margin during the period ended September 30, 2018 was 21.7% of revenue as compared to a gross margin of 18.4% of revenue for the period ended October 1, 2017. Cost of sales increased by $1.2 million to $16.3 million for the fiscal year ended 2018 compared to $15.1 million for the fiscal year ended 2017. The increased cost of sales was primarily driven by higher revenues. The gross margin increased by $1.1 million to $4.5 million in 2018 as compared to $3.4 million in 2017. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements at the Applied Optics Center and changes in product mix between the respective years.

G&A Expenses.  During the fiscal year ended September 30, 2018, we recorded operating expenses of $3.0 million as opposed to $3.2 million during the period ended October 1, 2017, a decrease of $0.2 million or 6.2%.  The decrease in general and administrative expenses in the year ended 2018 as compared to the year ended 2017 is primarily attributable to lower board fees on the resignation of board members, lower executive bonus payments and lower investor relation fees as compared to the prior year period.

Operating Income. During the period ended September 30, 2018, we recorded operating income of $1.5 million as compared to operating income of $0.2 million during the period ended October 1, 2017. The $1.3 million increase in operating income in the current year over the prior year is primarily due to the increased gross margin of $1.1 million on higher revenue and reduced general and administrative costs of $0.2 million in 2018 as compared to 2017.

Net income (loss) applicable to common shareholders. During the year ended September 30, 2018, we recorded a net income applicable to common shareholders of $0.9 million as compared to net loss applicable to common shareholders of ($0.5) million during the year ended October 1, 2017. The increased net income of $1.4 million is primarily attributable to an increase in operating income of $1.3 million and changes in the fair value of warrants of $0.6 million which was offset by increases in federal income tax expense of ($0.2) million and changes in dividends distributed and deemed dividends of ($0.3) million as compared to the year ended 2017.

Liquidity and Capital Resources

As of September 30, 2018, Optex Systems Holdings had working capital of $8.5 million, as compared to $8.0 million as of October 1, 2017. During the year ended September 30, 2018, the Company generated a net income of $1.4 million as compared to a net loss of $(0.3) million, and an increase in revenues of $2.3 million, or 12.4%, up to $20.8 million, from $18.5 million, as compared to the prior year ended October 1, 2017.  New orders increased 27.8% to $28.5 million, as compared to new orders of $22.3 million during the prior year. Backlog has increased by $7.7 million, or 49.0% to 23.4 million over the prior year backlog of $15.7 million.

During the prior two years, the Company has seen significant increases in new orders and revenue growth primarily in the U.S. military products. We attribute the higher demand to increases in the U.S. military procurement budgets which were approved for the fiscal years 2018 and 2019 National Defense Authorization Acts (NDAA). We believe that the procurement budget increases in the federal government’s 2018 and 2019 NDAA combined with the lifting of the 2011 budget sequestration cap on defense spending levels are favorable to the Company for its U.S. military products during the next twelve months. Significant increases in orders could cause a strain on our working capital as we purchase additional inventories and ramp up production personnel required to meet the higher production schedules.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt.  The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At September 30, 2018, the Company had approximately $1.1 million in cash and an outstanding payable balance of $0.3 million against our working line of credit.  The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of September 30, 2018, our outstanding accounts receivable was $2.5. We expect the accounts to be collected during the first quarter of fiscal 2019. The Company expects to generate net income and positive cash flow from operating activities throughout 2019 on higher projected revenue growth and contribution toward fixed costs, combined with increased gross margins for existing and planned productivity and cost efficiency.  Our net income of $1.4 million during the fiscal year 2018 marked a significant improvement of $1.7 million from the prior year net loss of ($0.3) million. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure.  We are entering 2019 with a 49% increase in backlog from the prior year end on increased customer orders. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

In 2017 the Board of Directors of Optex Systems Holdings approved a purchase of 700,000 shares of its common stock in a private transaction for a total transaction amount of $518,000. In 2018 the Board of Directors approved two separate purchases 200,000 shares and 500,000 shares of its common stock in two separate private transactions for $1.00 per share each for a total of $700,000. All of the stock repurchases from 2017 and 2018 have been returned to the treasury.

During the twelve months ended October 1, 2017, the Company declared $522 thousand in dividends and paid $261 thousand during the fiscal year. As of October 1, 2017 there was $261 thousand in dividends payable for outstanding dividends declared during 2017. During the twelve months ended September 30, 2018 the Company declared $523 thousand in dividends and paid $784 thousand during the fiscal year. As of September 30, 2018 there are no outstanding declared and unpaid dividends.

Period from October 1, 2017 through September 30, 2018

Cash and Cash Equivalents.  As of September 30, 2018, we had cash and cash equivalents of $1.1 million as compared to $1.7 million as of October 1, 2017, a decrease in cash and cash equivalents of ($0.6) million.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities during the period beginning October 1, 2017 and ended September 30, 2018 was $1.0 million. The primary source of cash provided by operations was driven by net income of $1.4 offset by decreases in accounts payable and customer deposits.

Net Cash (Used) by Investing Activities.  In the twelve months ended September 30, 2018, cash used by investing activities was ($0.2) million for new asset purchases used in support of production.

Net Cash (Used) by Financing Activities. Net cash used in financing activities was ($1.4) million during the twelve months ended September 30, 2018 due to the repurchase of outstanding common stock of ($0.7) million and dividend payments of ($0.8) million offset by $0.1 million cash received for the exercise of warrants. As of September 30, 2018, the outstanding line of credit balance was $0.3 million as compared to $0.3 million as of October 1, 2017.

Critical Accounting Policies

Revenue Recognition: Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35:

The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications.

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

As of fiscal year beginning on October 1, 2018, the Company has adopted FASB ASC 606—Revenue from Contracts with Customers, which is required for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has selected a modified retrospective application of the standard for all periods presented as of the October 1, 2018 implementation date. The new revenue recognition standard requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. In addition, the company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period.

The Company believes it’s current revenue recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. Based on the contract revenues recognized during the fiscal year ended September 30, 2018 and the Company’s existing undelivered contract backlog as of the end of the fiscal year period, Optex Systems Holdings does not expect the adoption of the new revenue recognition standard to have a material effect on the financial statement presentation on a restrospective or prospective basis for the upcoming interim, annual and comparative periods covered. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

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

As of September 30, 2018 Optex Systems Inc. has a deferred tax asset valuation allowance of ($2.9) million against deferred tax assets of $2.9 million due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our improved earnings performance during the fiscal year ended September 30, 2018, and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

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

Item 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”), as of September 30, 2018 and October 1, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and October 1, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas

December 20, 2018

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)

	September 30, 2018	October 1, 2017

ASSETS

Cash and Cash Equivalents	$1,133	$1,682
Accounts Receivable, Net	2,458	3,125
Net Inventory	7,639	7,614
Prepaid Expenses	104	63

Current Assets	11,334	12,484

Property and Equipment, Net	1,300	1,460

Other Assets
Prepaid Royalties	30	60
Security Deposits	23	23

Other Assets	53	83

Total Assets	$12,687	$14,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$943	$1,362
Dividends Payable	—	261
Federal Income Taxes Payable	22	—
Accrued Expenses	1,169	1,450
Accrued Warranties	101	174
Customer Advance Deposits	308	927
Credit Facility	300	300

Current Liabilities	2,843	4,474

Warrant Liability	3,500	3,607
Total Liabilities	6,343	8,081

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series C ($0.001 par 400 authorized, 0 and 174 issued and outstanding, respectively)	—	—
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,333,353 and 8,190,101 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	25,938	26,411
Accumulated Deficit	(19,602)	(20,473)

Stockholders’ Equity	6,344	5,946

Total Liabilities and Stockholders’ Equity	$12,687	$14,027

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except share and per share data)
	Twelve months ended

	September 30, 2018	October 1, 2017

Revenue	$20,853	$18,547

Cost of Sales	16,338	15,133

Gross Margin	4,515	3,414

General and Administrative Expense	3,029	3,210

Operating Income	1,486	204

Gain (Loss) on Change in Fair Value of Warrants	95	(489)

Interest Expense	(20)	(19)
Other Income (Expense)	75	(508)

Income (Loss) Before Taxes	1,561	(304)

Current Income Tax Expense	(167)	—
Net income (loss)	$1,394	$(304)

Dividends declared on participating securities	(178)	(206)

Deemed dividends on participating securities	(286)	—

Net income (loss) applicable to common shareholders	$930	$(510)

Basic income (loss) per share	$0.11	$(0.06)

Weighted Average Common Shares Outstanding - basic	8,458,466	7,995,092

Diluted income (loss) per share	$0.11	$(0.06)

Weighted Average Common Shares Outstanding - diluted	8,795,799	7,995,092

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 30, 2018	October 1, 2017

Cash flows from operating activities:
Net income (loss)	$1,394	$(304)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	327	337
(Gain) loss on change in fair value of warrants	(95)	489
Stock compensation expense	153	220
Provision for inventory valuation	50	(34)
(Gain) on sale of fixed assets	—	(38)
Accounts receivable	666	(1,185)
Inventory	(75)	(1,366)
Prepaid expenses	(41)	57
Accounts payable and accrued expenses	(700)	1,296
Federal income taxes payable	22	—
Accrued warranty costs	(73)	146
Prepaid royalties	30	30
Customer advance deposits	(619)	368
Total adjustments	(355)	320
Net cash provided by operating activities	1,039	16

Cash flows used in investing activities
Purchases of property and equipment	(167)	(149)
Proceeds from sale of fixed assets	—	41
Net cash used in investing activities	(167)	(108)

Cash flows used in financing activities
Dividends paid	(784)	(261)
Cash paid for taxes withheld on net settled restricted stock unit share issue	(30)	(15)
Proceeds from warrant exercise	93	—
Stock repurchase	(700)	(518)

Net cash used in financing activities	(1,421)	(794)

Net decrease in cash and cash equivalents	(549)	(886)
Cash and cash equivalents at beginning of period	1,682	2,568
Cash and cash equivalents at end of period	$1,133	$1,682

Supplemental cash flow information:
Exchange of common stock for non-trade accounts receivable	$—	$155
Exchange of preferred stock for common stock	870	930
Dividends declared and unpaid	—	261
Cash paid for taxes	144	—
Cash paid for interest	20	19
Correction for warrants	41	—

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.
Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Common Shares Outstanding	Series C Preferred Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity

Balance at October 2, 2016	8,266,601	360	$8	$26,879	$(19,647)	$7,240
Stock Compensation Expense	—	—	—	220	—	220
Vested restricted stock units issued net of tax withholding	45,799	—	—	(15)	—	(15)
Return and cancellation of Sileas held Common Shares in exchange for Accounts Recievables due from Sileas	(197,299)	—	—	(155)	—	(155)
Conversions of Series C Preferred Shares	775,000	(186)	1	(1)	—	—
Stock Buyback and Cancellation	(700,000)	—	(1)	(517)	—	(518)
Declared Dividends	—	—	—	—	(522)	(522)
Net (loss)	—	—	—	—	(304)	(304)

Balance at October 1, 2017	8,190,101	174	$8	$26,411	$(20,473)	$5,946

Stock Compensation Expense	—	—	—	153	—	153
Vested restricted stock units issued net of tax withholding	55,902	—	—	(30)	—	(30)
Conversions of Series C Preferred Shares	725,000	(174)	1	(1)	—	—
Stock Buyback and Cancellation	(700,000)	—	(1)	(700)	—	(701)
Declared Dividends	—	—	—	—	(523)	(523)
Correction for Warrants (1)	—	—	—	(41)	—	(41)
Exercise of Warrants for Common Shares at $1.50 (2)	62,350	—	—	146	—	146
Net income	—	—	—	—	1,394	1,394

Balance at September 30, 2018	8,333,353	—	$8	$25,938	$(19,602)	$6,344

(1) Correction related to 197,935 outstanding warrants issued to underwriters for August 26, 2016 public offering

(2) Exercise of warrants for gross proceeds of $93 thousand and a warrant liability fair market value of $53 thousand as of the exercise date

The accompanying notes are an integral part of these financial statements

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of September 30, 2018, Optex Systems Holdings operated with 100 full-time equivalent employees.

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

Segment Reporting: FASB ASC 280 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in decisions regarding resource allocations and performance assessments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Segments are determined based on differences in products, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The FASB ASC 280 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements.

Fiscal Year:  Optex System Holdings’ fiscal year ends on the Sunday nearest September 30.  Fiscal year 2017 ended on September 30, 2018 and included 52 weeks.  Fiscal year 2017 ended on October 1, 2017 and included 53 weeks.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 13 “Warrant Liabilities”. Each of the measurements is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date.

Cash and Cash Equivalents:  For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $1,133 thousand in cash on deposit with our bank. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: Optex Systems Holdings’ revenues and accounts receivables for fiscal year ended September 30, 2018 are derived from sales to U.S. government agencies (38%), one major U.S. defense contractor (29%), one major commercial customer (20%) and all other customers (13%).  Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of September 30, 2018 and October 1, 2017, Optex Systems Holdings had an allowance for doubtful accounts of $5 thousand and $2 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal.  Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible.  In the fiscal year 2018 we recognized $3 thousand in bad debt expenses associated with uncollectible accounts. In the fiscal year 2017 we recognized income of ($12) thousand related to bad debt expense deemed as uncollectible in 2016 which was subsequently paid in 2017.

As of September 30, 2018, 88% of the accounts receivable balance was comprised of three customers: the U.S. government, 25%, a major defense contractor, 53%, a major commercial customer, 10%. As of October 1, 2017, 94% of the accounts receivable balance was comprised of four customers: two major defense contractors, 42% and 23% one commercial customer, 15%, and the U.S. government, 14%.

Inventory: Inventory is recorded at the lower of cost or net realizable value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of September 30, 2018 and October 1, 2017 inventory included:

	(Thousands)
	As of September 30, 2018	As of October 1, 2017
Raw Materials	$5,580	$5,931
Work in Process	3,478	2,859
Finished Goods	254	441
Gross Inventory	9,312	9,231
Less: Inventory Reserves	(1,673)	(1,617)
Net Inventory	$7,639	$7,614

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery.   Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12 month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of September 30, 2018 and October 1, 2017, the existing warranty reserve balances of $101 thousand and $174 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. The decrease in warranty reserves of ($73) thousand during the twelve months ended September 30, 2018 represents a reduction in the ending backlog of warranty returns awaiting repairs or replacement for quality issues encountered on our Applied Optics Center optical assemblies during the previous year. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended September 30, 2018 and October 1, 2017.

	(Thousands)
	Year ended
Warranty Reserves	2018	2017

Beginning Balance	$174	$28
Incurred Warranty Costs	(346)	(182)
Expensed to Cost of Sales (1)	273	328
Ending Balance	$101	$174

(1)  Includes $98 thousand in expenses related to a change in estimated cost for repairs on 2017 accrued warranty returns due to supplier quality issues on warranty replacement materials.

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

Revenue Recognition: Optex Systems Holdings recognizes revenue based on the modified percentage of completion method utilizing the units-of-delivery method, in accordance with FASB ASC 605-35:

The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications.

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

As of fiscal year beginning on October 1, 2018, the Company has adopted FASB ASC 606—Revenue from Contracts with Customers, which is required for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has selected a modified retrospective application of the standard for all periods presented as of the October 1, 2018 implementation date. The new revenue recognition standard requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. In addition, the company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period.

The Company believes its current revenue recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. Based on the contract revenues recognized during the fiscal year ended September 30, 2018 and the Company’s existing undelivered contract backlog as of the end of the fiscal year period, Optex Systems Holdings does not expect the adoption of the new revenue recognition standard to have a material effect on the financial statement presentation on a restrospective or prospective basis for the upcoming interim, annual and comparative periods covered. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 30, 2018 and October 1, 2017, Optex Systems, Inc. had a balance of $308 thousand and $927 thousand, respectively, in customer advance deposits which are related to contracts for our sighting system product line. The product associated with the sighting systems customer deposits generally have high material content with long lead items which require purchase well in advance of final product delivery. We expect the deliveries against the contracts to complete within the twelve months and as such are classified as short term customer advance deposits.

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

As of September 30, 2018 Optex Systems Inc. has a deferred tax asset valuation allowance of ($2.9) million against deferred tax assets of $2.9 million due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our improved earnings performance during the fiscal year ended September 30, 2018, and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

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

For the twelve months ended September 30, 2018, 4,260,785 warrants and 59,980 stock options were excluded as anti-dilutive as the instruments were “Out of the money” and not exercisable during the Year. For the twelve months ended October 1, 2017, 4,323,135 warrants, 174 Series C preferred stock (convertible into 725,000 common shares) and 56,260 stock options and 182,000 unvested restricted stock units were excluded as anti-dilutive due to the net loss attributable to common shareholders during the years.

A significant number of our outstanding warrants and series C preferred shares are participating securities which share dividends distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the twelve months ended September 30, 2018, we declared dividends of $178 thousand and had allocated undistributed earnings of $286 thousand attributable to the participating warrants and series C preferred shares. During the twelve months ended October 1, 2017, we declared dividends of $206 thousand and had zero in undistributed earnings attributable to the participating warrants and series C preferred shares due to the net loss. We have reflected the net income (loss) applicable to common shareholders to exclude the declared and deemed dividends related to the participating securities in both the basic and dilutive earning per share calculations for the twelve months ended September 30, 2018 and October 1, 2017. The impact of inclusion of the participation securities to the basic and diluted income (loss) per share calculation to common shareholders is a net decrease of ($0.05) per common share for the year ended September 30, 2018 and ($0.02) per common share for the year ended October 1, 2017.

The net loss applicable to common shareholders for the period ended October 1, 2017, previously reflected as ($0.04) per share, has been corrected to ($0.06) per common share to include the effect of the prior year dividends related to participating securities to the common shares.

Note 3 — Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on recurring and nonrecurring fair value measurements in Topic 820. The amendments in the update are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. As such Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 28, 2020. Entities are permitted to early adopt any removed or modified disclosure upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We do not anticipate any material impact on our financial statement disclosures as a result of the amendment and are currently assessing the changes in disclosure requirements as applicable for the potential of early adoption.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on October 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not anticipate a material impact on our consolidated financial statements and results of operations as a result of the October 1, 2018 adoption of ASU 2017-09.

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

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows.

In July 2015, FASB issued ASU 2015-11—Inventory (Topic 330): “Simplifying the Measurement of Inventory”.  The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). Optex Systems Holdings adopted these provisions as of the fiscal year beginning on October 2, 2017 and ended September 30, 2018. Adoption of FASB ASU 2015-11 has had no material effect on Optex Systems Holdings’ financial statements and related disclosures for the periods presented.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. FASB deferred the effective date of ASU 2014-09 in August 2015, with ASU 2015-14—“Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017. As such, Optex Systems Holdings has adopted these provisions as of the fiscal year beginning on October 1, 2018 and does not expect the adoption of the new revenue recognition standard to have a material effect to the financial statement presentation on a restrospective or prospective basis for the upcoming interim, annual and comparative periods covered. See additional discussion related to our revenue recognition policy under Note 2 “Revenue Recognition”.

Note 4 Segment Reporting

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 71% of the Optex Systems segment revenue is comprised of domestic military customers, and 29% is comprised of foreign military customers. The Optex Systems segment revenue from the U.S. government and one other major U.S. defense contractor represent approximately 28% and 27% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of September 30, 2018, the Richardson facility operated with 64 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 61% and military sales to prime and subcontracted customers represent 26% of the total segment revenue. Approximately 84% of the AOC revenue is derived from external customers and approximately 16% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government and one major commercial customer represents approximately 10% and 20% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of September 30, 2018, AOC operated with 36 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Twelve months ended September 30, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,739	$8,114	$—	$20,853
Intersegment revenues	—	1,556	(1,556)	—
Total Revenue	$12,739	$9,670	$(1,556)	$20,853

Interest expense	$—	$—	$20	$20

Depreciation and Amortization	$39	$288	$—	$327

Income (Loss) before taxes	$882	$757	$(78)	$1,561

Other significant noncash items:
Allocated home office expense	$(669)	$669	$—	$—
Gain on change in fair value of warrants	$—	$—	$(95)	$(95)
Stock compensation expense	$—	$—	$153	$153
Royalty expense amortization	$30	$—	$—	$30

Segment Assets	$8,343	$4,344	$—	$12,687
Expenditures for segment assets	$54	$113	$—	$167

	Reportable Segment Financial Information (thousands)

	Twelve months ended October 1, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,256	$7,291	$—	$18,547
Intersegment revenues	—	1,694	(1,694)	—
Total Revenue	$11,256	$8,985	$(1,694)	$18,547

Interest expense	$—	$—	$19	$19

Depreciation and Amortization	$56	$281	$—	$337

Income (Loss) before taxes	$338	$46	$(688)	$(304)

Other significant noncash items:
Allocated home office expense	$(776)	$776	$—	$—
Gain on change in fair value of warrants	$—	$—	$489	$489
Stock option compensation expense	$40	$—	$180	$220
Royalty expense amortization	$30	$—	$—	$30

Segment Assets	$8,663	$5,364	$—	$14,027
Expenditures for segment assets	$23	$126	$—	$149

Note 5 — Property and Equipment

A summary of property and equipment at September 30, 2018 and October 1, 2017 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 30, 2018	Year Ended October 1, 2017
Property and Equipment
Furniture and Fixtures	3-5yrs	$378	$368
Machinery and Equipment	5 yrs	3,521	3,364
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(2,875)	(2,548)
Net Property & Equipment		$1,300	$1,460

Depreciation Expense		$327	$337

During the twelve months ended September 30, 2018, Optex Systems Holdings’ purchased $10 thousand and $157 thousand in new furniture and fixtures and new machinery and equipment, respectively. There were no sales or retirements of property and equipment during the twelve month period.

Note 6 — Accrued Expenses

The components of accrued liabilities for the years ended September 30, 2018 and October 1, 2017 are summarized below:

	Thousands

	Year Ended	Year Ended
	September 30, 2018	October 1, 2017

Deferred Rent Expense	$111	$123
Accrued Vacation	345	328
Property Taxes	111	105
Operating Expenses	470	778
Payroll & Payroll Related	132	116
Total Accrued Expenses	$1,169	$1,450

Note 7 — Commitments and Contingencies

Rental Payments under Non-cancelable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014. The monthly base rent is $23.0 thousand through March 31, 2019, and annual rental payment inflationary increases between 3.4% and 4.8% occurring April 1, each year. The monthly rent includes approximately $9.2 thousand for additional Common Area Maintenance fees and taxes (CAM), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. On November 17, 2016, we received a countersigned new lease for the Applied Optics Center from the landlord, dated October 21, 2016, and which commenced retroactive to October 1, 2016. The new lease term will expire on October 31, 2021, with two renewal options available to the tenant, each with a renewal term duration of five years. The monthly base rent is $20.0 thousand through September 30, 2018 and escalates approximately 3% October 1, each year thereafter through 2021. The lease includes a one month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand. The monthly rent includes approximately $5.1 thousand for additional Common Area Maintenance fees and taxes (CAM), to be adjusted annually based on actual expenses incurred by the landlord. Our obligations to make payments under the lease are secured by a $250,000 standby letter of credit which may be reduced to $125,000 on October 31, 2019.

As of September 30, 2018 the unamortized deferred rent was $111 thousand as compared to $123 thousand as of October 1, 2017. Deferred rent expense is amortized monthly over the life of the leases.

As of September 30, 2018, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)

	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2019	281	110	248	61	700
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$719	$279	$787	$191	$1,976

Total expense under both facility lease agreements for the twelve months ended September 30, 2018 was $688 thousand. Total expense under both facility lease agreements as of the twelve months ended October 1, 2017 was $655 thousand.

Note 8 — Transactions with a Related Party

On October 31, 2016, Longview Fund L.P. authorized the return to Optex Systems Holdings’ treasury of 197,299 common shares, held by Sileas Corporation in settlement of $155 thousand of accounts receivable due for expenses paid by Optex Systems Inc. on behalf of the Sileas Corporation. The shares were subsequently cancelled in satisfaction of the outstanding accounts receivable balance as of October 31, 2016. As of September 30, 2018, and October 1, 2017, accounts receivable included no non-trade receivables due from Sileas Corporation, a related party, for operating expenses paid by Optex Systems on their behalf.

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

As of October 1, 2017 Sileas Corporation had zero Optex Systems Holdings, Inc. preferred and common share holdings remaining.

There were no other transactions with Related Parties during fiscal years 2018 or 2017 except as described below in Note 9 Debt Financing.

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

As of May 1, 2017 The Sileas Corp. note balance to The Longview Fund, L.P. was $14,244,329. On June 9, 2017, Sileas Corp. (“Sileas”), a related party to the Company, entered into a transaction with The Longview Fund, L.P.(“Longview”) to settle its February 20, 2009 note with Longview in the original principal amount of $13,524,405 (the “Note”). The parties agreed to a conversion by Longview of $3,358,538 of the amount due under the Note into 2,798,782 shares of Company common stock owned by Sileas and previously pledged to Longview as security with respect to the Note. Simultaneously therewith, Sileas made a $250,000 cash payment to Longview, and Longview agreed to satisfy $10,571,791 of the amount due under the Note. The remaining amount due under the Note is $64,000 which was paid in cash by Sileas to Longview on a quarterly basis, upon the payment of quarterly dividends by the Company, over the next four calendar quarters commencing on or about June 30, 2017. The note balance was paid in full as of April 2018. In order to effect the above, Longview also released the pledge on all Company shares owned by Sileas and previously pledged to Longview.

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

Credit Facility — Avidbank

The Company amended its revolving credit facility with Avidbank pursuant to a Seventh Amendment to Amended and Restated Loan Agreement, dated as of April 5, 2018. The new renewable revolving maturity date is April 21, 2020. The facility provides up to $2.2 million in financing against eligible receivables and is subject to meeting certain covenants including an asset coverage ratio test for up to twenty months. The material terms of the amended revolving credit facility are as follows:

●	The interest rate for all advances shall be the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six month period of $10,000.

●	Interest shall be paid monthly in arrears.

●	The loan period is from April 5, 2018 through April 21, 2020 at which time any outstanding advances, and accrued and unpaid interest thereon, will be due and payable.

●	The obligations of Optex Systems, Inc. to Avidbank are secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, Avidbank’s commitment to make further advances may terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings has guaranteed all obligations of Optex Systems, Inc. to Avidbank.

●	On April 21, 2018 and each anniversary thereof for so long as the Revolving Facility is in effect, the Company shall pay a facility fee equal to one half of one percent (0.5%) of the Revolving Line.

●	The Company can maintain accounts at third party banks so long as the total in those other bank accounts does not exceed 20% of the total on deposit at Avidbank, and it shall remit to Avidbank monthly statements for all of those accounts within 30 days of the end of each month.

In order to meet the security requirement under the lease, we entered into a letter of credit with Avidbank on October 17, 2016 in the amount of $250,000, which expires on October 17, 2019 and is renewable by us for successive one year periods unless the bank notifies us no later than 60 days prior to the end of the initial or any extended term that it shall not renew the letter of credit.

As of September 30, 2018 and October 1, 2017, the outstanding principal balance on the line of credit was $300 thousand. For the years ended September 30, 2018 and October 1, 2017, the total interest expense against the outstanding line of credit balance was $20 thousand and $19 thousand.

Note 10 — Stock Based Compensation

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of September 30, 2018, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 09/30/18	Date	Period
12/09/11	46,070	$10.00	34,980	12/08/2018	4 years
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	71,070		59,980

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

		Weighted
	Number of	Average	Weighted	Aggregate
	Remaining	Fair	Average	Value
Subject to Exercise	Options	Value	Life (Years)	(Thousands)
Outstanding as of October 2, 2016	60,340	$—	3.02	$—
Granted – 2017	—	—	—	—
Forfeited – 2017	(330)	—	—	—
Exercised – 2017	—	—	—	—
Outstanding as of October 1, 2017	60,010	$—	2.03	$—
Granted – 2018	—	—	—	—
Forfeited – 2018	(30)	—	—	—
Exercised – 2018	—	—	—	—
Outstanding as of September 30, 2018	59,980	$—	1.03	$—

Exercisable as of October 1, 2017	56,260	$—	1.95	$—

Exercisable as of September 30, 2018	59,980	$—	1.03	$—

There were no options granted in the twelve months ended September 30, 2018 and October 1, 2017.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Options	Weighted- Average Grant Date Fair Value
Non-vested as of October 2, 2016	7,500	$8.00
Non-vested granted — year ended October 1, 2017	—	—
Vested — year ended October 1, 2017	(3,750)	8.00
Forfeited — year ended October 1, 2017	—	—
Non-vested as of October 1, 2017	3,750	$8.00
Non-vested granted — year ended September 30, 2018	—	—
Vested — year ended September 30, 2018	(3,750)	8.00
Forfeited — year ended September 30, 2018	—	—
Non-vested as of September 30, 2018	-0-	$—

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

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 2 ,2016	200,000
Granted - year ended 2017	50,000
Vested - year ended 2017	(68,000)
Unvested as of October 1 ,2017	182,000
Granted - year ended 2018	—
Vested - year ended 2018	(83,000)
Unvested as of September 30, 2018	99,000

On January 4, 2017, Optex Systems Holdings issued 45,799 common shares related to the vesting of the 68,000 restricted stock units on January 1, 2017. The shares issued were net of 22,201 common shares withheld for employee federal income tax requirements. On January 2, 2018, Optex Systems Holdings issued 55,902 common shares related to the vesting of the 83,000 restricted stock units on January 1, 2018. The shares issued were net of 27,098 common shares withheld for employee federal income tax requirements.

Consulting and Vendor Equity

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through April 2017. There were no equity instruments issued to consultants and vendors during the twelve months ended September 30, 2018.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of period ending
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Stock Options	$8	$40	$—	$8
Restricted Stock Units	145	133	49	194
Consultant Shares (IRTH)	—	47	—	—
Total Stock Compensation	$153	$220	$49	$202

Note 11 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended September 30, 2018 and October 1, 2017, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended September 30, 2018 and October 1, 2017 were $136 thousand and $130 thousand, respectively.

Note 12 — Stockholders Equity

The table below depicts the Optex Systems Holdings stock equity transactions and ending share balances by equity class for the twelve months ended October 1, 2017 and September 30, 2018, respectively.

	Common	Series C	Warrants	(1)
Shares outstanding as of October 2, 2016	8,266,601	360	4,323,135
Preferred share conversions to common shares	775,000	(186)
Common shares issued for vested restricted stock units, net of tax withheld	45,799	—
Common stock repurchase	(700,000)	—
Common stock received and cancelled in settlement accounts receivable	(197,299)	—
Shares outstanding as of October 1, 2017	8,190,101	174	4,323,135
Preferred share conversions to common shares	725,000	(174)
Common shares issued for vested restricted stock units, net of tax withheld	55,902	—
Common stock repurchases	(700,000)	—
Common stock issued for warrants exercised	62,350	—	(62,350)
Shares outstanding as of September 30, 2018	8,333,353	—	4,260,785

(1) On August 26, 2016, we consummated a public offering of 2,291,000 Class A units consisting of common stock and warrants and 400 Class B units consisting of shares of Series C convertible stock and warrants for a total gross purchase price of $4,750,280. The offering is comprised of Class A Units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock with an exercise price of $1.50 per share (each, a “warrant”), and Class B Units, priced at a public offering price of $5,000 per unit, with each unit comprised of one share of preferred stock with a conversion price of $1.20 which is convertible into 4,167 shares of common stock and warrants to purchase 4,167 shares of common stock. The securities comprising the units are immediately separable and will be issued separately. In connection with the offering, 364,435 five-year warrants to purchase one share of common stock with an exercise price of $1.50 per share were issued to the underwriter. The total outstanding warrants have been corrected to reflect 197,935 underwriter warrants issued on August 26, 2016 related the public offering which were erroneously omitted from the total outstanding balance.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Quarterly dividends of $261 thousand were paid out to share and warrant holders on July 12, 2017. Optex Systems Holdings recorded an additional $261 thousand in dividends payable as of October 1, 2017 for declared dividends paid on October 19, 2017. During the twelve months ended September 30, 2018, Optex Systems Holdings recorded $523 in declared dividends for dividends paid to share and warrant holders of record as of January 12, 2018 and April 12, 2018. There are no additional dividend payments declared subsequent to the April 12, 2018 record date. As of period ended September 30, 2018, there were no outstanding dividends payable.

Common stock

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

During the twelve months ended October 1, 2017, Optex Systems Holdings issued 775,000 common shares due to conversions of Series C preferred stock, and 45,799 common shares were issued related to the vesting of restricted stock units. There were no other issuances of common or preferred stock during the twelve months ended October 1, 2017. As of October 1, 2017, the outstanding common shares were 8,190,101.

On May 16, 2018 and on July 10, 2018 we announced that our Board of Directors approved a purchase of 200,000 and 500,000 shares of its common stock two separate private transactions. Each of the transactions were priced at $1.00 per share for total transaction amounts of $700,000. Upon repurchase, the shares were returned to treasury and cancelled.

On September 17, 2018, we issued 62,350 common shares for the exercise of 62,350 warrants at an exercise price of $1.50 per share for a total transaction value of $93,525 cash.

During the twelve months ended September 30, 2018, Optex Systems Holdings issued 725,000 common shares due to conversions of Series C preferred stock, and 55,902 common shares were issued related to the vesting of restricted stock units.

There were no other issuances of common or preferred stock during the twelve months ended September 30, 2018. As of September 30, 2018, the outstanding common shares were 8,333,353.

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

There were 400 preferred Series C shares issued, at a total stated value of $2 million, pursuant to the public offering on August 26, 2016 and as of October 2, 2016 there were 360 preferred Series C shares outstanding.

During the twelve months ended October 1, 2017, there were no new issues of preferred Series C shares, and conversions of 186 preferred Series C shares, or $0.9 million, into 775,000 common shares. As of October 1, 2017 there were 174 preferred Series C shares outstanding.

During the twelve months ended September 30, 2018, there were no new issues of preferred Series C shares, and conversions of 174 preferred Series C shares, or $0.9 million, into 725,000 common shares. As of September 30, 2018 all 400 of the Series C shares have been converted into common shares and there are zero outstanding Series C preferred shares.

Warrants

On August 26, 2016, Optex Systems Holdings Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”).

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

No fractional shares of common stock will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, Optex Systems Holdings Inc. will, upon exercise, round up to the nearest whole number of shares of common stock to be issued to the warrant holder. If multiple warrants are exercised by the holder at the same time, Optex Systems Holdings Inc. will aggregate the number of whole shares issuable upon exercise of all the warrants. There is no established trading market for the warrants. The warrants have been approved for quotation on the OTCQB under ticker symbol “OPXXW”.

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

During the twelve months ended October 1, 2017, none of the 4,323,135 warrants had been exercised. During the twelve months ended September 30, 2018, 62,350 warrants had been exercised for a transaction amount of $93.5 thousand. As of September 30, 2018 there were 4,260,785 outstanding warrants remaining.

Note 13 — Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

As of the twelve months September 30, 2018, the Company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. For each of the prior year measurement dates, the Company engaged an outside valuation company to calculate the fair value of warrants based on both the binomial lattice model (“Binomial”) and the Black Scholes-Merton option pricing model (“BSM”). For each of the periods previously presented through the year ended October 1, 2017, the Company disclosed the valuation technique as binomial, although the two models yielded comparable results with minimal or no variation in the fair value calculation of the warrants at each of the respective measurement dates. As the BSM model yielded similar results with the Binomial model and can be completed with in-house expertise at a lower cost, effective as of April 1, 2018, the Company determined the BSM model will be used exclusively to value the outstanding warrants throughout the remaining term of the warrants.

Further, the Company reviewed the model volatility rate input by comparing the historical volatility of the traded common stock (OPXS) against similarly traded equities over the same time period, the historical volatility of the Optex common stock subsequent to the August 26, 2016 public offering as compared to the volatility rate during the period which preceded the public offering, and the implied volatility based on the Optex warrant shares traded on the over-the-counter market (“OTC”) under ticker OPXXW. Based on the review, the Company believes the historical 2.9 year volatility rate on the common shares, based on the remaining term of the warrants, includes periods of significantly lower trading volume that precedes the public offering and which is not representative of the expected volatility over their remaining life. Recent trend information indicates the increase in common share float subsequent to the public offering combined with the concurrent preferred share conversions have significantly increased the frequency of trades and the average daily volume levels minimizing the volatility fluctuations which had previously existed on the common shares prior to the capitalization change. In addition, a substantially lower implied volatility on the warrants based on the available OTC market data, indicate that current market participants have assumed a future volatility comparable to the most recent experience rate. Accordingly, the current period BSM model fair value measurement assumes the adjusted 2.1 year historical volatility input rate of 64.05%, which exceeds the implied volatility rate of 33.0% derived from the OTC market data as of the measurement date but values the warrants within the range of trading prices during the most recent period end date.

The fair value of the warrant liabilities presented below were measured using either a Binomial (through October 1, 2017) or BSM (as of September 30, 2018) valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Binomial Assumptions	Issuance date (1) August 26, 2016	Period ended October 1, 2017	Period ended September 30, 2018
Exercise Price(1)	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	August 26, 2021	August 26, 2021	August 26, 2021
Stock Price (2)	$0.95	$0.98	$1.71
Interest Rate (annual) (3)	1.23%	1.62%	2.88%
Volatility (annual) (4)	246.44%	179.36%	64.05%
Time to Maturity (Years)	5.0	3.9	2.9
Calculated fair value per share	$0.93	$0.87	$0.82

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

(3) Interest rate for U.S. Treasury Bonds, as of August 26, 2016 and each presented period ending date, as published by the U.S. Federal Reserve.

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 10/2/2016(1)	4,323,135	$0.76	$3,118
Loss on Change in Fair Value of Warrant Liability			489
Fair Value as of period ended 10/01/2017(1)	4,323,135	$0.87	$3,607
Reclassification to additional paid in capital for correction to underwriter warrants outstanding (1)	—		41
Reclassification to additional paid in capital upon exercise of warrants (2)	(62,350)		(53)
(Gain) on Change in Fair Value of Warrant Liability			(95)
Fair Value as of period ended 09/30/2018	4,260,785	$0.82	$3,500

(1)	Correction to Additional Paid in Capital and Warrant Liability for 197,935 outstanding warrants issued to underwriters on August 26, 2016. Total warrants were incorrectly reflected as 4,125,200 and should have been 4,323,135.

(2)	Warrants exercised on September 17, 2018 for gross proceeds of $93.5 thousand. The fair market value of the warrants as of the exercise date was $53 thousand and was reclassed to additional paid in capital.

During the twelve months ended September 30, 2018 Optex Systems Holdings recorded a gain on changes in fair value of warrant liability of ($95) thousand. During the twelve months ended October 1, 2017, Optex Systems Holdings recognized a loss on change in fair value of warranty liabilities of $489 thousand. During the twelve months ended September 30, 2018, 62,350 warrants were exercised for cash proceeds of $93.5 thousand and a re-measurement fair value of $53 thousand as of the September 17, 2018 exercise date. During the twelve months ended October 1, 2017 none of the warrants were exercised. During the twelve month period ended September 30, 2018, the Company made a correction of 197,935 outstanding restricted warrants which were issued to underwriters during the public offering on August 26, 2016 which resulted in a $41 thousand correction to additional paid in capital and depicted separately in the table presented above.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Note 14 — Income Taxes

The income tax provisions as of September 30, 2018 and October 1, 2017 include the following:

	(Thousands)
	2018	2017
Current income tax expense:
Federal	$167	$—
State	—	—
	167	—
Deferred income tax provision (benefit):
Federal	1,682	76
State	—	—
Change in valuation allowance	(1,682)	(76)

Provision for (Benefit from) income taxes, net	$167	$-0-

During the twelve months ended September 30, 2018, the Company recognized a $1.6 million change to our deferred tax asset and corresponding valuation account allowance primarily related to the change in statutory tax rate from 34% to 21% which was effective as of December 22, 2017.

The income tax provision for Optex Systems as of September 30, 2018 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2018	%	2017	%

Tax provision (benefit) at statutory federal rate (1)	$378	24	$63	34
Nondeductible expenses	(23)	(1)	13	7
Change in valuation and other temporary differences	(188)	(12)	(76)	(41)
Provision for (Benefit from) income taxes, net	$167	11	$-0-	-0-

(1)	Due the Company fiscal period beginning date of October 2, 2017 and the effective date of January 1, 2018 of the statutory rate change from 34% to 21%, the Company is required to use a weighted average statutory rate for the fiscal year period. The anticipated statutory rate for the fiscal year period beginning October 1, 2018 will be 21.0%.

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of September 30, 2018	As of October 1, 2017

Stock Options	$139	$382
Inventory Reserve	351	321
Unicap	31	50
Deferred Compensation	46	55
Contract Loss Reserve	—	(279)
Fixed assets	(23)	130
Goodwill Amortization	498	1,128
Intangible Asset Amortization	283	549
Net Operating Losses	1,451	2,210
Other	117	30
Subtotal	$2,893	$4,576
Valuation allowance	(2,893)	(4,576)
Net deferred asset (liability)-long term	$-0-	$-0-

The Company has a net loss carryforward of $6.9 million as of September 30, 2018 as compared to a net loss carryforward of $6.5 million as of October 1, 2017. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the company may only realize $3.1 million of the current net operating loss carryforward for a net tax benefit of $0.7 million over the next nineteen years.

During the twelve months ended September 30, 2018, the Company recognized a $1.6 million change in the deferred tax assets and corresponding deferred tax asset valuation as result of a change in statutory tax rates from 34% to 21% which was effective as of December 22, 2017 and an additional $0.1 million for current year changes in the net operating loss carryforward and other deferred tax assets related to the current year period activity. As of September 30, 2018 management assessed the recoverability of deferred tax assets and determined due to historical loss conditions and the downturn in the defense budget spending, that the balance of deferred tax assets may not be realized. As of September 30, 2018 Optex Systems Inc. has a deferred tax asset valuation allowance of ($2.9) million against a deferred tax asset of $2.9 million.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ended in September 30, 2018, October 1, 2017 and October 2, 2016 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

During the twelve months ended September 30, 2018 the Company paid $144 thousand in income taxes, and the outstanding accrued federal income tax liability related to the fiscal year 2018 tax year is $22 thousand. There were no income taxes paid during the fiscal year ended October 1, 2017 or outstanding tax liabilities accrued as of the fiscal year 2017 period end.

Note 15 — Subsequent Events

On November 20, 2018 the Company’s board of directors approved executive compensation as follows:

-	30% bonus payable in December 2018 to Danny Schoening, CEO and Karen Hawkins, CFO based on exceeding the annual revenue and profit performance targets as well as increasing shareholder value during the twelve month period. The bonus was paid on December 7, 2018.

-	8% salary increases for Danny Schoening, CEO and Karen Hawkins, CFO, effective as of January 1, 2019

-	The issuance of 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2018. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 30, 2018. We have thus concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

As of December 10, 2018, our board of directors consists of four directors which includes one independent director and three non-independent directors as discussed below.

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management. Our directors serve for a one year term and if there is no election until their successors are elected and duly qualify. We intend to have our majority holders re-elect the Board in fiscal 2019 as a formality.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position
David Kittay(3)	55	Director

Billy Bates(2)	55	General Manager, Applied Optics Center, Director
Danny Schoening	54	Chief Executive Officer, Chief Operating Officer, Chairman and Director
Karen L. Hawkins(1)	53	Chief Financial Officer and Director

(1)	Effective June 9, 2017, Karen Hawkins, Chief Financial Officer and was appointed as a Director.
(2)	Billy Bates was appointed as a Director on June 9, 2017.
(3)	Elected as a director effective as of May 27, 2015 and is an independent director as such term is defined under NASDAQ Listing Rule 5605(b)(2) and Exchange Act Rule 10A-3.

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

Bill Bates. Mr. Bates has thirty-five years of experience related to optical component and system manufacturing. He is currently the General Manager of the Applied Optics Center in Dallas, Texas where he oversees the Thin-film Coating and Optical Assembly Operations. He has held various positions throughout his thirty-five years of experience within Litton Industries, Northrop Grumman Corporation, and L-3 Communications. He previously served as Vice President and General Manager within the Warrior Systems Division of L-3 Communications. Mr. Bates received a Bachelor of Science of Business Administration from DeVry University and an MBA from the University of Texas at Dallas.

Family Relationships

There are no family relationships among the officers and directors.

Presiding Director

Our Chairman, Danny Schoening, is the presiding director at meetings. In the event that the Chairman is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the directors in attendance.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In 2018 and 2017, all directors attended a minimum of 75% of the meetings of the board of directors.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 1 meetings (including special meetings) and took action by unanimous written consent 3 times during our fiscal year ended September 30, 2018.

Board Committees

Mr. Kittay, our only independent director, serves as chair of the Audit Committee and chair of the Compensation Committee.

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

Board Independence

Our board of directors has determined that one of our directors would meet the independence requirements of the Nasdaq Capital Market, if such standards applied to the Company. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Director Compensation

See table below under “Executive Compensation — Director Compensation.”

Item 11 Executive Compensation

The board of directors administers our option compensation plan. Our Principal Executive Officer and other members of management regularly discuss our compensation issues with the Board of Directors. Subject to Board review, modification and approval, Danny Schoening typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Board establishes all bonus and equity incentive awards for officers and directors in consultation with other members of the management team.

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

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total
Position	Year	($)	($)	(2)	(1)	($)	($)
Stanley A. Hirschman,	2018	$—	$—	$—	$2,137	$—	$2,137
President (3)	2017	—	—	—	9,971	—	9,971
	2016	33,231	—	—	11,729	—	44,960

Danny Schoening,	2018	$262,417	$152,432	$93,000	$4,273	$—	$512,122
CEO & Board Chairman	2017	256,416	48,856	93,000	19,943	—	418,215
	2016	254,066	$14,872	69,750	23,457	—	362,145

Karen Hawkins	2018	$188,055	$55,691	$31,000	$2,137	$—	$276,883
CFO & Board Director	2017	184,124	35,699	31,000	9,971	—	260,794
	2016	182,755	7,500	23,250	11,729	—	225,234

Bill Bates	2018	$140,220	$28,044	$19,210	$—	$—	$187,474
AOC GM & Board Director	2017	135,631	6,681	8,696	—	—	151,009

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2014 through fiscal 2016, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.
(2)	On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.85 as of June 15, 2016 is $372 thousand. On June 15, 2017, the Company issued 50,000 RSUs to its General Manager (Applied Optical Products). The RSUs issued to Mr. Bates vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units granted to Mr. Bates based on the shares price of $0.95 as of June 15, 2017 is $47.5 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during the fiscal years, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions.
(3)	Stanley Hirschman retired as our President as of July 20, 2017 and resigned as a director effective on November 4, 2015.

Option Grants in Last Fiscal Year

There were no Option Grants during the twelve months ended September 30, 2018 or October 1, 2017.

Employment Agreements - Danny Schoening

We entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term has automatically renewed through May 31, 2019. The term of the agreement shall be automatically extended for successive 18 month periods, unless we shall provide a written notice of termination at least ninety (90) days, or Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable.

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

●	On January 21, 2016, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 10% for Danny Schoening, CEO. The base salary was increased from $222,075 to $244,283.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $48.9 thousand awarded to Danny Schoening for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Danny Schoening, CEO. The new base salary was $254,054.

●	On June 9, 2017, through Unanimous Written Consent, our Board of Directors approved an amendment to Danny Schoening’s employment agreement to increase his annual bonus from a maximum of 30% to 60% of his base salary.

●	On December 19, 2017, our Board of Directors approved a bonus payment of 60% of the base salary, or $152.4 thousand for 2017 performance.

●	On November 20, 2018 the Company’s board of directors approved a 30% bonus payable in December 2018, an 8% salary increase as of January 1, 2019 and the issuance of 150,000 restricted stock units with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The base salary effective as of January 1, 2019 will be $274,378.

Karen Hawkins

On August 4, 2016, our Board of Directors approved an employment agreement for Karen Hawkins, Chief Financial Officer, dated as of August 1, 2016. This agreement has the following salient terms:

●	The term of the agreement commenced on August 1, 2016 and expires on January 31, 2018 and automatically renews for subsequent 18 month periods unless Ms. Hawkins or we give notice of termination at least 90 days before the end of the term then in effect. As of January 31, 2018 the contract automatically renewed to July 31, 2019.

●	The base salary thereunder is $178,496, and Ms. Hawkins is entitled to annual bonuses of up to 30% of her base salary as approved by the Board.

●	Ms. Hawkins is entitled to 15 days’ vacation and all other benefits accorded to our other senior executives.

●	The employment agreement events of termination consist of: (i) death of Ms. Hawkins; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Ms. Hawkins, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Ms. Hawkins for good reason (including breach by us of its obligations under the agreement, the requirement for Ms. Hawkins to move more than 100 miles away for her employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Ms. Hawkins, Ms. Hawkins shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Ms. Hawkins with good reason, Ms. Hawkins shall also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

●	On January 21, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $7.5 thousand awarded to Karen Hawkins for 2015 performance.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $35.7 thousand awarded to Karen Hawkins for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Karen Hawkins, CFO. Effective as of April 1, 2017 the adjusted base salary was $185,636.

●	On December 19, 2017, our Board of Directors approved a bonus payment of 30% of the base salary, or $55.7 thousand for 2017 performance.

●	On November 20, 2018 the Company’s board of directors approved a 30% bonus payable in December 2018, or $55.7 thousand, and an 8% salary increase as of January 1, 2019, and the issuance of 50,000 restricted stock units with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The new salary effective as of January 1, 2019 will be $200,487.

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

As of September 30, 2018, 71,070 options had been granted, 6,090 of these options had forfeited due to terminations or expiration, and 64,980 had vested of which 5,000 options were exercised. There were 34,980 vested options which forfeited on expiration of the option term on December 8, 2018. The remaining outstanding options as of December 10, 2018 are 25,000 and are fully vested with an expiration of December 18, 2020.

The vested options represent potential future cash proceeds to our company of $250,000. There are no additional options that will become vested and exercisable within 60 days. The following table provides summary information on our outstanding options as of December 10, 2018.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
FY2014 Directors plan options	25,000	10.00	250,000	—	10.00	—

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Director and Officer Equity Awards as of December 10, 2018

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	Number Exercisable	Number Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes
Danny Schoening	10,000	—	10,000	10.00	12/18/2020	(1)

Karen Hawkins	5,000	—	5,000	10.00	12/18/2020	(1)

Stan Hirschman	5,000	—	5,000	10.00	12/18/2020	(1	)(2)

Merrick Okamato	5,000	—	5,000	10.00	12/18/2020	(1	)(2)

(1)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of September 30, 2018 100% of the options had vested.
(2)	Merrick Okamato resigned as an officer on November 19, 2014, upon resignation, the board approved vesting of 100% of his outstanding unvested options. Stan Hirschman resigned as a director effective on November 4, 2015, On December 8, 2015, the board of directors approved vesting of 100% of his outstanding unvested options effective on his resignation.

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

As of September 30, 2018 there are 99,000 outstanding unvested restricted stock units remaining to vest, of which 82,500 will vest as of January 1, 2019 and the remaining 16,500 will vest on January 1, 2020.

On November 20, 2018 the Company’s board of directors approved the issuance of 150,000 and 50,000 restricted stock units to Danny Schoening and Karen Hawkins, respectively, with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

Consulting and Vendor Equity Compensation

On April 29, 2016, Optex Systems Holdings, Inc. issued 40,000 common “restricted” shares at a market price of $2.35 per share ($94,000) in support of the IRTH Communications agreement. The cost of the shares is amortized on a straight line basis through April 2017. There were no other equity instruments issued to consultants and vendors during the twelve months ended September 30, 2018. During the twelve months ended September 30, 2018 and October 1, 2017, $47 thousand was expensed to stock compensation, and there is zero unamortized stock option compensation related to these shares.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 30, 2018.

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

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 30, 2018.

Name	Fees Earned or Paid in Cash ($)	Total ($)

David Kittay(1)	27,000	27,000
Owen Naccarato(1)	11,000	11,000
Peter Benz (1)	30,000	30,000
Danny Schoening	—	—
Karen Hawkins	—	—
Bill Bates	—	—

(1)	Director and meeting fees paid quarterly from October 2017 through September 2018. Each independent director receives $1,500 for each month served from October 2017 through September 2018, and $500 for each meeting attended. Peter Benz resigned as a director effective June 9, 2017 and received $10,000 per month in board consulting fees through December 2017. Effective as of January 15, 2018, Owen Naccarato resigned as one of our directors and as a member of the Audit Committee. David Kittay has assumed the role of Audit Committee Chair.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 10, 2018, we had 8,333,353 shares of common stock, 4,260,785 warrants, 99,000 granted and unvested restricted stock units and 25,000 vested and exercisable stock options. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 10, 2018, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our four new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of December 19, 2018 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Gate City Capital Management LLC (1)	1,391,009	16.5%
	Ephraim Fields (2)	916,342	10.9%
	David W. Wright (3)	430,000	5.1%

Directors and Officers:	Danny Schoening (4)	765,488	9.2%
	Karen Hawkins (5)	209,063	2.5%
	Bill Bates (6)	27,950	0.4%

Directors and officers as a group (3 Individuals) (7)		1,017,501	12.1%

1	Represents 1,391,009 common shares reported as held by Gate City Capital Management LLC, 70 West Madison Street, Suite 1400 Chicago, IL 60602 on SEC schedule 13G (filed on August 9, 2018).

2	Represents 916,342 common shares reported as held by Ephraim Fields (c/o Echo Lake Capital) located at 501 Madison Avenue, Floor 12A New York, NY 10022 on SEC schedule 13G (filed on June 15, 2018). .

3	Represents 430,000 common shares controlled by David W. Wright for Henry Partners, L.P. Matthew Partners, L.P. Henry Investment Trust, L.P. and David W. Wright, located at 255 South 17th Street, Ste. 1102 Philadelphia, PA 19103, as reported on SEC schedule 13G (filed on November 28, 2018).

4	Includes common shares held of 715,988, restricted stock units of 49,500 expected to vest on January 1, 2019, and options to purchase 10,000 shares of our common stock which have vested and are currently exercisable, and 8,300 warrants.

5	Represents common shares held of 192,563 and restricted stock units of 16,500 expected to vest on January 1, 2019 and options to purchase 5,000 shares of our common stock which have vested and are currently exercisable.

6	Represents common shares held of 11,450 and restricted stock units of 16,500 expected to vest on January 1, 2019.

7	Represents common shares, options, and warrants held by Danny Schoening, Karen Hawkins, and Bill Bates.

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

On August 4, 2016, Longview Fund, L.P. converted $250 thousand of the note principal for 100,000 shares of Optex Systems Holdings common stock pursuant to the note conversion terms. The Sileas note balance to the Longview Fund, LP as of September 30, 2018 is $17.8 million.

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

Item 14 Principal Accountant Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended September 30, 2018 and October 1, 2017, respectively.

Fee Category	2018	2017
Audit Fees (1)	$81,239	$103,785

Audit-Related Fees-registration statement consents (2)	5,000	5,000

Tax Fees	9,300	13,575

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 30, 2018 and October 1, 2017, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

Item 15 Exhibits

Exhibits

Exhibit No.	Description

1.1	Form of Underwriting Agreement(28)

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

4.4	Certificate of Designation of Series C Convertible Preferred Stock(29)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

Exhibit No.	Description
10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description
10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

10.45	First Amendment to Amended and Restated Loan Agreement with Avidbank(26)

10.46	Restricted Stock Unit Plan(27)

10.47	Form of RSU Agreement(27)

10.48	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(25)

10.49	Form of Lease(30)

10.50	Form of Letter of Credit(30)

10.51	Form of Second Amendment to Loan Agreement(30)

10.52	Form of Stock Repurchase Agreement(31)

10.53	Form of Note Satisfaction Agreement(32)

10.54	Form of Stock Purchase Agreement(32)

10.55	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(33)

10.56	Amendment to AvidBank Facility dated April 5, 2018(34)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.

(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010
(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended October 1, 2017, filed on March 27, 2012
(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014
(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015
(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015
(25)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 28, 2016
(27)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016
(28)	Incorporated by reference from our Amendment No. 2 to Form S-1, filed on August 12, 2016
(29)	Incorporated by reference from our Amendment No. 5 to Form S-1, filed on August 22, 2016
(30)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016
(31)	Incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2017

(32)	Incorporated by reference from our Current Report on Form 8-K, filed on June 15, 2017
(33)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017
(34)	Incorporated by reference from our Current Report on Form 8-K, dated April 11, 2018

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 20, 2018

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 20, 2018

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 20, 2018

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer and Director	December 20, 2018

/s/ David Kittay
David Kittay	Director	December 20, 2018

/s/ Billy Bates
Billy Bates	Director	December 20, 2018