Form 10-Q
period 2018-12-30
Optex Systems Holdings Inc
filed 2019-02-11
CIK 1397016

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2019: 8,388,918 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 30, 2018

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 30, 2018

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2018 (UNAUDITED) AND SEPTEMBER 30, 2018	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 30, 2018 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 30, 2018 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)	F-4

Consolidated Statements of Stockholders’ Equity FOR THE THREE MONTHS ENDED DECEMBER 30, 2018 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)	F-5

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)

	December 30, 2018 (Unaudited)	September 30, 2018

ASSETS

Cash and Cash Equivalents	$1,164	$1,133
Accounts Receivable, Net	2,728	2,458
Net Inventory	8,521	7,639
Prepaid Expenses	87	104

Current Assets	12,500	11,334

Property and Equipment, Net	1,233	1,300

Other Assets
Prepaid Royalties	22	30
Security Deposits	23	23
Other Assets	45	53

Total Assets	$13,778	$12,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,682	$943
Federal Income Taxes Payable	76	22
Accrued Expenses	922	1,169
Accrued Warranties	73	101
Customer Advance Deposits	5	308
Credit Facility	500	300
Current Liabilities	3,258	2,843

Warrant Liability	2,115	3,500
Total Liabilities	5,373	6,343

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,333,353 and 8,333,353 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	25,974	25,938
Accumulated Deficit	(17,577)	(19,602)

Stockholders’ Equity	8,405	6,344

Total Liabilities and Stockholders’ Equity	$13,778	$12,687

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	December 30, 2018	December 31, 2017

Revenue	$5,891	$4,777

Cost of Sales	4,448	3,661

Gross Margin	1,443	1,116

General and Administrative Expense	743	773

Operating Income	700	343

Gain (Loss) on Change in Fair Value of Warrants	1,385	(344)

Interest Expense	(6)	(3)
Other Income (Expense)	1,379	(347)

Income (Loss) Before Taxes	2,079	(4)

Current Income Tax Expense	(54)	(90)

Net income (loss)	$2,025	$(94)
Dividends declared on participating securities	—	(90)
Deemed dividends on participating securities	(671)	—

Net income (loss) applicable to common shareholders	$1,354	$(184)

Basic income (loss) per share	$0.16	$(0.02)

Weighted Average Common Shares Outstanding - basic	8,333,353	8,319,771

Diluted income (loss) per share	$0.16	$(0.02)

Weighted Average Common Shares Outstanding - diluted	8,494,242	8,319,771

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended
	December 30, 2018	December 31, 2017

Cash Flows from Operating Activities:
Net Income (Loss)	$2,025	$(94)

Adjustments to Reconcile Net Loss to Net Cash (used in) provided by Operating Activities:
Depreciation and Amortization	85	81
(Gain) Loss on Change in Fair Value of Warrants	(1,385)	344
Stock Compensation Expense	36	44
Accounts Receivable	(270)	701
Inventory	(882)	(88)
Prepaid Expenses	17	4
Accounts Payable and Accrued Expenses	492	(826)
Federal Income Taxes Payable	54	90
Accrued Warranty Costs	(28)	77
Prepaid Royalties	8	7
Customer Advance Deposits	(303)	(215)
Total Adjustments	(2,176)	219
Net Cash (used in) provided by Operating Activities	(151)	125

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(18)	—
Net Cash used in Investing Activities	(18)	—

Cash Flows provided by (used in) Financing Activities
Dividends Paid	—	(261)
Proceeds from Credit Facility	200	—
Net Cash provided by (used in) Financing Activities	200	(261)

Net Increase (Decrease) in Cash and Cash Equivalents	31	(136)
Cash and Cash Equivalents at Beginning of Period	1,133	1,682
Cash and Cash Equivalents at End of Period	$1,164	$1,546

Supplemental Cash Flow Information:
Exchange of Preferred Stock for Common Stock	$—	$480
Dividends Declared and Unpaid	—	262
Cash Paid for Interest	6	3

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended December 30, 2018
	Common Shares Outstanding	Series C Preferred Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at September 30, 2018	8,333,353	—	$8	$25,938	$(19,602)	$6,344
Stock Compensation Expense	—	—	—	36	—	36
Net income	—	—	—	—	2,025	2,025

Balance at December 30, 2018	8,333,353	—	$8	$25,974	$(17,577)	$8,405

	Three months ended December 31, 2017
	Common Shares Outstanding	Series C Preferred Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at October 1, 2017	8,190,101	174	$8	$26,411	$(20,473)	$5,946
Stock Compensation Expense	—	—	—	44	—	44
Conversions of Series C Preferred Shares	400,000	(96)	1	(1)	—	—
Declared Dividends	—	—	—	—	(262)	(262)
Net income	—	—	—	—	(94)	(94)

Balance at December 31, 2017	8,590,101	78	$9	$26,454	$(20,829)	$5,634

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 38%, one major U.S defense contractor, 40%, one commercial customer, 13%, and all other customers, 9%. Approximately 87% of the total company revenue is generated from domestic customers and 12% is derived from Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 30, 2018, Optex Systems Holdings operated with 100 full-time equivalent employees.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 30, 2018 and other reports filed with the SEC.

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

Inventory: As of December 30, 2018 and September 30, 2018, inventory included:

	(Thousands)
	December 30, 2018	September 30, 2018
Raw Material	$5,703	$5,580
Work in Process	4,147	3,478
Finished Goods	344	254
Gross Inventory	$10,194	$9,312
Less: Inventory Reserves	(1,673)	(1,673)
Net Inventory	$8,521	$7,639

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended December 30, 2018 are derived from revenues to one major U.S. defense contractor, 69%, U.S. government agencies, 11%, one large commercial customer, 7%, and all other customers, 13%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Warranty Costs: As of December 30, 2018 and September 30, 2018, the Company had warranty reserve balances of $73 thousand and $101 thousand, respectively. During the three months ended December 30, 2018 the Company recognized a net gain in warranty expenses of ($21) thousand due to lower than estimated warranty repair and replacement costs for customer warranty units in backlog as of September 30, 2018 and returned to the customer during the current period. During the three months ended December 31, 2017 the Company recognized warranty expenses of $77 thousand for warranties reserved on optical assembly shipments during the period and increased estimated costs of warranty liabilities for warranty backlog units in-house as of the period end. We believe we have made sufficient improvements to the production process to minimize the return rate on future shipments but we will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data on an interim basis until the current warranty backlog is depleted.

	Three months ended
	December 30, 2018	December 31, 2017
Beginning balance	$101	$174

Incurred costs for warranties during the three month period	(7)	—
Warranties reserved for new product shipped during the three month period(1)	29	62
Change in estimate for pre-existing warranty liabilities as of prior period end(2)	(50)	15
Ending balance	$73	$251

(1) Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate).

(2) Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

The carrying value of the balance sheet cash and cash equivalents, accounts payable, accrued liabilities, and the credit facility, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

Revenue Recognition: As of fiscal year beginning on October 1, 2018, the Company has adopted FASB ASC 606—Revenue from Contracts with Customers, which is required for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has selected a modified retrospective application of the standard for all periods presented as of the October 1, 2018 implementation date. The new revenue recognition standard requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period.

For the three months ended December 30, 2018 and December 31, 2017, the adoption of the ASC 606 revenue standard had no material effect on the financial statement presentation. Optex Systems Holdings does not expect the adoption of the new revenue recognition standard to have a material effect on the financial statement presentation on a retrospective or prospective basis for the upcoming interim, annual and comparative periods covered through the current year end date September 29, 2019. The Company believes it’s previous recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers’ own performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the three months ended December 30, 2018 there was $289 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $19 of customer deposits refunded to the customer on order cancellation. As of December 30, 2018 there is $5 thousand in customer deposit liabilities for advance credit card payments received during the period for contracts expected to ship in January 2019. As of the period ended September 30, and the three months ended December 30, 2018, there are no significant contract costs such as sales commissions or costs deferred.

Income Tax/Deferred Tax: As of December 30, 2018 Optex Systems, Inc. has a deferred tax asset valuation allowance of ($2.7) million against deferred tax assets of $2.7 million, as compared to a valuation allowance of ($2.9) million against deferred tax assets of $2.9 million as of September 30, 2018. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2017. During the three months ended December 30, 2018, our deferred tax assets and corresponding valuation account decreased by ($0.2) million related to the expiration of 34,980 unexercised stock options on December 8, 2018 with a deferred tax asset balance of $0.1 million, and current year tax adjustments for amortization expenses and an applied net operating loss carryforward of $0.1 million. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

For the three months ended December 30, 2018, 4,260,785 warrants and 99,000 unvested restricted stock units were included in the diluted earnings per share calculation as dilutive, and 25,000 stock options were excluded from the earnings per share calculation as antidilutive as they were “out of the money” and not exercisable during the period. For the three months ended December 31, 2017, 78 preferred Series C shares (which converts to 325,000 common shares), 182,000 unvested restricted stock units, 60,000 stock options and 4,323,135 warrants were excluded from the diluted earnings per share calculations as antidilutive.

A significant number of our outstanding warrants and series C preferred shares are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three months ended December 30, 2018, we had zero declared dividends and allocated undistributed earnings of $671 thousand attributable to the participating warrants. During the three months ended December 31, 2017, declared dividends of $90 thousand was attributable to participating warrants and series C shareholders, and there was zero in undistributed earnings attributable to participating securities as a result of the net loss condition during the period.

The net loss applicable to common shareholders for the period ended December 31, 2017, previously reflected as ($0.01) per share has been corrected to ($0.02) per common share to include the effect of the prior year period dividends distributed to participating securities on the earnings per common share.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 81% of the Optex Systems segment revenue is comprised of domestic military customers and 19% is comprised of foreign military customers. The Optex Systems segment revenue from the U.S. government and one other major U.S. defense contractor represent approximately 27% and 34% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 30, 2018, the Richardson facility operated with 67 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 45% and military sales to prime and subcontracted customers represent 30% of the total segment revenue. Approximately 83% of the AOC revenue is derived from external customers and approximately 17% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government and one major commercial customer represents approximately 11% and 13% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 30, 2018, AOC operated with 33 full time equivalent employees in a single shift operation.

The financial tables below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Three months ended December 30, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,830	$2,061	$—	$5,891
Intersegment revenues	—	415	(415)	—
Total Revenue	$3,830	$2,476	$(415)	$5,891

Interest expense	$—	$—	$6	$6

Depreciation and Amortization	$9	$76	$—	$85

Income before taxes	$406	$330	$1,343	$2,079

Other significant noncash items:
Allocated home office expense	$(170)	$170	$—	$—
Gain on change in fair value of warrants	$—	$—	$(1,385)	$(1,385)
Stock compensation expense	$—	$—	$36	$36
Royalty expense amortization	$8	$—	$—	$8
Warranty Expense	$—	$(21)	$—	$(21)

Segment Assets	$9,448	$4,330	$—	$13,778
Expenditures for segment assets	$4	$14	$—	$18

	Reportable Segment Financial Information (thousands)

	Three months ended December 31, 2017
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,665	$2,112	$—	$4,777
Intersegment revenues	—	371	(371)	—
Total Revenue	$2,665	$2,483	$(371)	$4,777

Interest expense	$—	$—	$3	$3

Depreciation and Amortization	$10	$71	$—	$81

Income (Loss) before taxes(1)	$138	$249	$(391)	$(4)

Other significant noncash items:
Allocated home office expense	$(156)	$156	$—	$—
Loss on Change in Fair Value of Warrants	$—	$—	$344	$344
Stock option compensation expense(1)	$—	$—	$44	$44
Royalty expense amortization	$7	$—	$—	$7
Warranty Expense	$—	$77	$—	$77

Segment Assets	$8,477	$4,708	$—	$13,185
Expenditures for segment assets	$—	$—	$—	$—

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

As of December 30, 2018, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2019	$212	$83	$186	$51	$532
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$650	$252	$725	$181	$1,808

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended December 30, 2018 was $172 thousand. Total expense under facility lease agreements as of the three months ended December 31, 2017 was $168 thousand.

As of December 30, 2018, the unamortized deferred rent was $106 thousand as compared to $111 thousand as of September 30, 2018. Deferred rent expense is amortized monthly over the life of the lease.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of December 30, 2018 and September 30, 2018, the outstanding principal balance on the line of credit was $500 thousand and $300 thousand, respectively. For the three months ended December 30, 2018 and December 31, 2017, the total interest expense against the outstanding line of credit balance was $6 thousand and $3 thousand.

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

Note 6-Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statements of operations.

On April 1, 2018 the company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. For each of the prior period measurement dates through period ended December 31, 2017, the Company engaged an outside valuation company to calculate the fair value of warrants based on both the binomial lattice model (“Binomial”) and the Black Scholes-Merton option pricing model (“BSM”). For each of the periods previously presented through period ended December 31, 2017, the Company disclosed the valuation technique as binomial, although the two models yielded comparable results with minimal or no variation in the fair value calculation of the warrants at each of the respective measurement dates. As the BSM model yielded similar results with the Binomial model and can be completed with in-house expertise at a lower cost, effective as of April 1, 2018, the Company determined the BSM model will be used exclusively to value the outstanding warrants throughout the remaining term of the warrants.

Further, the Company reviewed the model volatility rate input by comparing the historical volatility of the traded common stock (OPXS) against similarly traded equities over the same time period, the historical volatility of the Optex common stock subsequent to the August 26, 2016 public offering as compared to the volatility rate during the period which preceded the public offering, and the implied volatility based on the Optex warrant shares traded on the over-the-counter market (“OTC”) under ticker OPXXW. Based on the review, the Company believes the historical 2.7 year volatility rate on the common shares, based on the remaining term of the warrants, includes periods of significantly lower trading volume that precedes the public offering and which is not representative of the expected volatility over their remaining life. Recent trend information indicates the increase in common share float subsequent to the public offering combined with the concurrent preferred share conversions have significantly increased the frequency of trades and the average daily volume levels minimizing the volatility fluctuations which had previously existed on the common shares prior to the capitalization change. In addition, a substantially lower implied volatility on the warrants based on the available OTC market data, indicate that current market participants have assumed a future volatility comparable to the most recent experience rate. Accordingly, the current period BSM model fair value measurement assumes the adjusted 2.4 year historical volatility input rate of 62.95% and values the warrants within the range of trading prices during the most recent quarter end date.

The fair value of the warrant liabilities presented below were measured using either a BSM (subsequent to December 31, 2017) Binomial (through December 31, 2017) or valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Valuation Assumptions	Issuance date(1) August 26, 2016(4)	Period ended October 1, 2017(4)	Period ended December 31, 2017(4)	Period ended September 30, 2018(5)	Period ended December 30, 2018(5)
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.10	$1.71	$1.32
Interest Rate (annual) (3)	1.23%	1.62%	1.98%	2.88%	2.49%
Volatility (annual) (4)(5)	246.44%	179.36%	171.04%	64.05%	62.95%
Time to Maturity (Years)	5	3.9	3.7	2.9	2.7
Calculated fair value per share	$0.93	$0.87	$0.96	$0.82	$0.50

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of August 26, 2016 and each presented period ended date.

(3) Interest rate for U.S. Treasury Bonds, as of August 26, 2016 and each presented period ended date, as published by the U.S. Federal Reserve.

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. for the term of the warrants as of August 26, 2016 and each presented period ended date through April 1, 2018. The original fair value calculations were derived using the Binomial model, however, the yielded results were consistent with fair market valuation using the Black Scholes Merton Option Pricing model for each of the respective periods.

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 10/01/2017	4,323,135	$0.87	$3,607
Loss on Change in Fair Value of Warrant Liability			344
Fair Value as of period ended 12/31/2017	4,323,135	$0.96	3,951

Fair Value as of period ended 09/30/2018	4,260,785	$0.82	$3,500
(Gain) on Change in Fair Value of Warrant Liability			(1,385)
Fair Value as of period ended 12/30/2018	4,260,785	$0.50	2,115

During the three months ended December 30, 2018 or December 31, 2017, none of the warrants were exercised. During the three months ended December 30, 2018 and December 31, 2017, the Company recognized a ($1.4) million gain and a $344 thousand loss on the change in fair value of warrants, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of December 30, 2018, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the three months ended December 30, 2018, 34,980 vested stock options expired (forfeited) unexercised. There were no new grants of stock options during the three months ended December 30, 2018.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 1, 2017	182,000
Granted - year ended September 30, 2018	—
Vested - year ended September 30, 2018	(83,000)
Unvested as of September 30, 2018	99,000
Granted – three months ended December 30, 2018	—
Vested - three months ended December 30, 2018	—
Unvested as of December 30, 2018	99,000

There were no restricted stock units granted or vested during the three months ended December 30, 2018. On January 1, 2019, 82,500 restricted stock units were vested. On January 2, 2019, pursuant to board authorization on November 20, 2018, 200,000 restricted stock units were granted to Danny Schoening (150,000) and Karen Hawkins (50,000) which will vest over three years on each January 1, 2020 through January 1, 2022. See subsequent events.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

Stock Compensation
(thousands)

	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ending
	December 30, 2018	December 31, 2017	December 30, 2018	September 30, 2018

Stock Options	$—	$8	$—	$—
Restricted Stock Units	36	36	13	49
Total Stock Compensation	$36	$44	$13	$49

Note 8 Stockholders’ Equity

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. During the three months ended December 31, 2017, Optex Systems Holdings recorded $262 in declared dividends for share and warrant holders of record as of January 12, 2018 which was paid on January 19, 2018. As of period ended December 30, 2018, there were no declared or outstanding dividends payable. There are no additional dividend payments declared subsequent to the April 12, 2018 record date.

Common stock

As of September 30, 2018, the outstanding common shares were 8,333,353. There were no issuances of common stock during the three months ended December 30, 2018. On January 7, 2019, there were 55,565 common shares issued, net of tax withholding, in settlement of 82,500 restricted stock units which vested on January 1, 2019. Also see Note 9, “Subsequent Events”.

Series C Preferred Stock

As of September 30, 2018 and December 31, 2018, there were zero preferred Series C shares outstanding. During the three months ended December 31, 2017 there were no new issues of preferred Series C shares, and conversions of 96 preferred Series C shares, or $0.5 million, into 400,000 common shares.

Note 9 Subsequent Events

Pursuant to the executive compensation package approved by our board of directors on November 20, 2018:

●	On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. The Company will amortize the grant date fair market value of $264 thousand to stock compensation expense on a straight line basis across the three year vesting period beginning on January 2, 2019.

●	Effective as of January 1, 2019, Danny Schoening, CEO and Karen Hawkins, CFO received an 8% salary increase.

On January 7, 2019, the Company issued 55,565 common shares the three directors and officers, net of tax withholding, in settlement of 82,500 restricted stock units which vested on January 1, 2019.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2018 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended December 30, 2018, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

●	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On September 10, 2018, we announced we have been awarded over $7 million in new contracts to date during the fourth fiscal quarter of 2018. The majority of these contracts are for Laser Protected Periscopes but also contain Non-Laser Protected Periscopes and various Sighting Systems.

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

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

Executive and Board Compensation

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

The table below summarizes our three month operating results for periods ended December 30, 2018 and December 31, 2017, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ended
	December 30, 2018	December 31, 2017

Net Income (Loss) (GAAP)	$2,025	$(94)
Add:
(Gain) Loss on Change in Fair Value of Warrants	(1,385)	344
Federal Income Tax Expense - Current	54	90
Depreciation	85	81
Stock Compensation	36	44
Royalty License Amortization	8	7
Interest Expense	6	3
Adjusted EBITDA - Non GAAP	$829	$475

Our adjusted EBITDA increased by $0.35 million to $0.83 million during the three months ended December 30, 2018 as compared $0.48 million during the three months ended December 31, 2017. EBITDA improvements are directly correlated with significant increases in revenue, improvements in our gross margins, combined with cost reductions in general and administrative costs. During the three months ended December 30, 2018, we experienced product revenue growth of 23.3% and improved gross margin percentages of 1.1% over the prior year three months ended December 31, 2017. In addition, we have reduced general and administrative expenses by 3.9% during the three months ended December 30, 2018 as compared to the prior year period. Revenue growth was primarily concentrated in our Optex-Richardson segment, which represents a 43.7% increase over the prior year first quarter and is primarily driven by increased defense spending on our periscope and other product lines. Gross margin performance improvements were primarily driven by our Applied Optics Center segment and related to revenue shifts from our less profitable commercial products toward higher margin military laser filters, windows and mirrors. Operating segment performance is discussed in greater detail throughout the following sections.

During the three months ended December 30, 2018, we recognized a gain on the change in fair value of warrants of ($1.4) million as compared to a loss of $344 thousand in the prior year quarter. As this is a non-cash gain driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the gain has been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the gain on changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 30, 2018 and December 31, 2017 reconciled to the Consolidated Results of Operations as presented in Item 1, “Consolidated Financial Statements.”

Results of Operations Selected Financial Info by Segment

(Thousands)

	Three months ending
	December 30, 2018				December 31, 2017
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,830	$2,061	$—	$5,891	$2,665	$2,112	$—	$4,777
Intersegment Revenues	—	415	(415)	—	—	371	(371)	—
Total Segment Revenue	3,830	2,476	(415)	5,891	2,665	2,483	(371)	4,777

Total Cost of Sales	3,023	1,840	(415)	4,448	2,072	1,960	(371)	3,661

Gross Margin	807	636	—	1,443	593	523	—	1,116
Gross Margin %	21.1%	25.7%	—	24.5%	22.3%	21.1%	—	23.4%

General and Administrative Expense	571	136	36	743	611	118	44	773
Segment Allocated G&A Expense	(170)	170	—	—	(156)	156	—	—
Net General & Administrative Expense	401	306	36	743	455	274	44	773

Operating Income (Loss)	406	330	(36)	700	138	249	(44)	343
Operating Income (Loss) %	10.6%	13.3%	—	11.9%	5.2%	10.0%	—	7.2%

Gain (Loss) on Change in Fair Value of Warrants	—	—	1,385	1,385	—	—	(344)	(344)
Interest Expense	—	—	(6)	(6)	—	—	(3)	(3)

Net Income (Loss) before taxes	$406	$330	$1,343	$2,079	$138	$249	$(391)	$(4)
Net Income (Loss) before taxes %	10.6%	13.3%	—	35.3%	5.2%	10.0%	—	(0.1%)

Our total revenues increased by $1.1 million or 23.3% during the three months ended December 30, 2018 as compared to the three months ended December 31, 2017. Increased revenues during the quarter were driven by increased revenue of $1.2 million at the Optex Richardson segment offset by a slight decrease of ($0.1) million at the Applied Optics Center segment. Optex Richardson revenue increases were primarily due to increased military spending for periscopes deliveries and other military products of $1.0 million and $0.3 million, which offset decreases in sighting systems of ($0.1) million from the prior year quarter. Applied Optics revenue remained flat, with a sizable revenue shift of $0.7 million to military products (coated filters, windows and mirrors) which was offset by a decrease in commercial optical assemblies of ($0.7) million. Intersegment revenues increased slightly above the prior year level by $.04 million in support of higher periscope delivery schedules at the Optex Richardson segment. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Systems periscope line.

Both the gross margin and the gross margin percentages increased on a consolidated basis during the three months ended December 30, 2018 as compared to the prior year period on higher revenue and changes in product mix. Total gross margin increased by $0.3 million, and 1.1% to 24.5% from 23.4%. The gross margin percentage improvement was primarily centered in our Applied Optics Center segment which increased from 21.1% to 25.7% and by $0.1 million from the prior year period. The increased Applied Optics Center margins were primarily driven by a shift in revenue mix from our commercial optical assemblies toward more profitable military products, combined with manufacturing yield and quality and improvements on the military filter and commercial optical assembly lines. Gross margins at the Optex Richardson segment increased by $0.2 million, primarily on higher revenues, with a (1.2%) lower gross margin percentage due to changes in product mix as compared to the prior year period.

During the three months ended December 30, 2018, the Applied Optics Center absorbed $0.17 million of fixed general and administrative costs incurred by Optex Systems for support services, as compared to $0.16 million absorbed in the prior year period ended December 31, 2017. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating income increased by $0.4 million in the three months ended December 30, 2018, to $0.7 million, as compared to the prior year period operating income of $0.3 million. Operating income increased at each of our segments on the increase in revenue (Optex Richardson), gross margin percentage (Applied Optics Center) combined with lower general and administrative costs (Optex Richardson).

During the three months ended December 30, 2018 we recognized a $1.4 million gain on change in valuation of warrant liabilities as compared to a ($0.3) million loss in the prior year quarter. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Backlog

Backlog as of December 30, 2018, was $23.5 million as compared to a backlog of $23.3 million as of September 30, 2018, representing an increase of $0.2 million or 0.9%. During the three months ended December 30, 2018, the Company booked $5.7 million in new orders, representing a $2.1 million, or 58.3%, increase from the booked orders of $3.6 million in the prior year three months ended December 31, 2017.

The following table depicts the current expected delivery by period of all contracts awarded as of December 30, 2018 in millions of dollars:

				(Millions)
Product Line	Q2 2019	Q3 2019	Q4 2019	2019 Delivery	2020+ Delivery	Total Backlog 12/30/2018	Total Backlog 9/30/2018	Variance	% Chg
Howitzer				—		—	—	—	0.0%
Periscopes	3.6	2.7	0.6	6.9	3.3	10.2	8.3	1.9	22.9%
Sighting Systems	0.1	1.1	0.5	1.7	1.2	2.9	1.7	1.2	70.6%
Other	1.7	2.1	1.2	5.0	0.5	5.5	6.6	(1.1)	(16.7%)
Optex Systems - Richardson	5.4	5.9	2.3	13.6	5.0	18.6	16.6	2.0	12.0%
Applied Optics Center - Dallas	1.9	1.6	0.7	4.2	0.7	4.9	6.7	(1.8)	(26.9%)
Total Backlog	7.3	7.5	3.0	17.8	5.7	23.5	23.3	0.2	0.9%

Optex Systems - Richardson:

During the three months ended December 30, 2018, backlog for the Optex Systems Richardson segment increased by $2.0 million, or12.0%, to $18.6 million from the fiscal year-end backlog of $16.6 million. The increased backlog was primarily driven by an increase of $1.9 million, or 22.9% in the periscope product group and an increase of $1.2 million, or 70.6% in commander weapon station sighting units (CWSS). Optex Richardson backlog declined on other products by ($1.1) million, or (16.7%) from our fiscal year-end backlog as we continue ship muzzle reference system (MRS) collimator assembly units and assorted spare window, mirror and cell assembly units against our existing contracts.

During the three months ended December 30, 2018 we booked new periscope orders of $4.1 million, representing a 127.8% increase of $2.3 million over the $1.8 million in periscope orders booked during the prior year three months ended December 31, 2017. The new periscope orders span multiple customers and include both our standard acrylic periscopes as well as Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2019 and 2020. We anticipate additional periscope contracts in addition to task order awards against our existing IDIQ contracts for delivery in 2019 and beyond.

We booked new orders of $0.9 million in sighting systems and $0.4 million in other product lines during the three months ended December 30, 2018 for a total of $1.3 million in new orders as compared to the prior year levels of $1.6, consisting of $0.5 million and $1.1 million in sighting systems and other product lines, respectively. We are anticipating additional new spare orders against our sighting systems for delivery in fiscal year 2020.

Applied Optics Center – Dallas

During the three months ended December 30, 2018, the Applied Optics Center backlog decreased by (26.9%), or ($1.8) million, to $4.9 million from the fiscal year end level of $6.7 million. New orders for our Applied Optics Center were $0.3 million in the three months ended December 30, 2018 as compared to $0.2 million in the prior year three month period, an increase of $0.1 million. We anticipate additional orders during the next nine months for deliveries in fiscal year 2019.

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

Three Months Ended December 30, 2018 Compared to the Three Months Ended December 31, 2017

Revenues. In the three months ended December 30, 2018, revenues increased by $1.1 million or 23.3% from the respective prior period in fiscal year 2018 as set forth in the table below:

	Three months ended (Thousands)
Product Line	December 30, 2018	December 31, 2017	Variance	% Chg.
Periscopes	$2,540	1,589	951	59.8
Sighting Systems	721	858	(137)	(16.0)
Other	569	218	351	161.0
Optical Systems – Richardson	3,830	2,665	1,165	43.7
Applied Optics Center – Dallas	2,061	2,112	(51)	(2.4)
Total Revenue	$5,891	4,777	1,114	23.3

Revenues on our periscope line increased by $1.0 million during the three months ended December 30, 2018 as compared to the three months ended December 31, 2017 based on increased military spending and customer demand combined with changes in periscope mix and delivery schedules between the respective periods.

Sighting systems revenues for the three months ended December 30, 2018 decreased by ($0.1) million or (16.0%) from revenues incurred in the prior year period. The decrease in sighting systems was primarily driven by lower CWSS collimator assemblies delivered during the current period as compared to the prior year. Based on increased backlog for CWSS units over the coming months we anticipate revenues for sighting systems to increase primarily in the second half of the fiscal year, but to remain below the prior year levels due to completion of several DDAN contracts during the year ended September 30, 2018. Lower revenues in sighting systems are expected to be fully offset by increased revenues in the periscope and other product groups.

Revenues for Optex Richardson other products increased by $0.3 million, or 161.0% during the three months ended December 30, 2018 as compared to the prior year three month period. Increases were primarily driven by increased customer demand for MRS collimators, windows, objective cell assemblies and other spare parts in support of the increased defense budget.

Applied Optics Center revenue decreased by ($0.1) million or (2.4%) during the three months ended December 30, 2018 as compared to the three months ended December 31, 2017 primarily due to lower customer demand for commercial optical assemblies, ($0.73) million which was offset by increased revenue in military coated filters and windows of $0.68 million on higher defense spending. We anticipate the total annual Applied Optics Center revenue to increase over the prior year, primarily during the third and fourth fiscal quarters with a sizable shift in product mix from commercial to military products.

Gross Margin. The gross margin during the period ended December 30, 2018 was 24.5% of revenue as compared to a gross margin of 23.4% of revenue for the period ended December 31, 2017. Cost of sales increased to $4.4 million for the current period as compared to the prior year period of $3.7 million on increased revenues of $1.1 million. The gross margin increased by $0.3 million in the current year period to $1.4 million as compared to the prior year period of $1.1 million. We attribute the improvement in gross margin to higher revenue combined with changes in product mix, and improvements in quality and manufacturing yields between the respective periods.

G&A Expenses. During the three months ended December 30, 2018, we recorded operating expenses of $0.74 million as opposed to $0.77 million, during the three months ended December 31, 2017, a net decrease of ($0.3) million. Decreased general and administrative costs during the current year period were primarily driven by decreases in board of director fees in the current year quarter as compared to the prior year quarter. We anticipate the total G&A expenses for the 2019 fiscal year to be inline, or slightly above the 2018 annual spending level.

Operating Income. During the three months ended December 30, 2018, we recorded an operating income of $0.7 million, as compared to operating income of $0.3 million during the three months ended December 31, 2017. The $0.4 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue and lower general and administrative costs in the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended December 30, 2018, we recognized a $1.4 million gain on change in the fair value of warrants as compared to a ($0.3) million loss in three months ended December 31, 2017. The change in gain on fair value is attributable to a change in accounting estimate on the warrant liability of our outstanding 4,260,785 warrants.

Net Income (Loss) applicable to common shareholders. During the three months ended December 30, 2018, we recorded a net income applicable to common shareholders of $1.35 million as compared to net a net loss applicable to common shareholders of ($0.18) million during the three months ended December 31, 2017. The increase in net income of $1.5 million is primarily attributable to increased operating income of $0.4 million and changes in the gain on the fair value of warrant liabilities of $1.7 million which was offset by changes in dividends distributed and deemed dividends of ($0.6) million during the current year period as compared to the prior year period.

Liquidity and Capital Resources

As of December 30, 2018, the Company had working capital of $9.2 million, as compared to $8.5 million as of September 30, 2018. During the three months ended December 30, 2018, the Company generated net income of $2.0 million before dividends, as compared to a net loss of ($0.1) million and an increase of $1.1 million in revenues to $5.9 million as compared to the $4.8 million in the prior year period ended December 31, 2017. The Company’s adjusted EBITDA increased by $0.3 million during the three months ended December 30, 2018 to $0.8 million from $0.5 million during the three months ended December 31, 2017. Backlog as of December 30, 2018 has increased by $0.2 million or 0.9% to $23.5 million as compared to backlog of $23.3 million as of September 30, 2018.

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

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At December 30, 2018, the Company had approximately $1.2 million in cash and an outstanding payable balance of $0.5 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of December 30, 2018 our outstanding accounts receivable was $2.7 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2019 on revenue growth and increased product gross margins. Our net income of $2.0 million (before distributed and deemed dividends) during the first quarter of fiscal year 2019 marked a significant improvement of $2.1 million from the prior year first quarter net loss of ($0.1) million. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure.  We have experienced significant increases in our customer backlog from the prior year on increased customer orders and multiyear contracts, primarily in our defense products. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable. Maintaining the Company profitability is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next three months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support a higher backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

In 2018 the Board of Directors approved two separate purchases 200,000 shares and 500,000 shares of its common stock in two separate private transactions for $1.00 per share each for a total of $700,000. All of the stock repurchases have been returned to the treasury.

During the twelve months ended September 30, 2018 the Company declared $523 thousand in dividends and paid $784 thousand during the fiscal year. As of September 30, 2018 and December 30, 2018 there are no outstanding declared and unpaid dividends.

Cash Flows for the Period from September 30, 2018 through December 30, 2018

Cash and Cash Equivalents: As of December 30, 2018 and September 30, 2018, we had cash and cash equivalents of $1.2 and $1.1 million, representing a net change of $0.1 million.

Net Cash Used in Operating Activities. Net cash used in operating activities during the three months from September 30, 2018 to December 30, 2018 totaled ($0.2) million. The primary uses of cash during the period relate to increases in inventory of ($0.9) million in support of new orders, which is offset by a $0.5 million reduction in accounts payable, $0.3 million in EBITDA (earnings before non-cash related interest, taxes, depreciation, amortization and changes in the fair value of warrants) and other working capital changes of ($0.1) million.

Net Cash Used in Investing Activities. In the three months ended December 30, 2018, cash used in investing activities was insignificant.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.2 million during the three months ended December 30, 2018 and relate to borrowing against the revolving credit facility in support of increased working capital needs to support new customer orders.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 30, 2018, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 30, 2018.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 11, 2019	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 11, 2019	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer