Form 10-Q
period 2019-03-31
Optex Systems Holdings Inc
filed 2019-05-14
CIK 1397016

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2019: 8,388,918 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 31, 2019

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED) AND SEPTEMBER 30, 2018	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED APRIL 1, 2018 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED) AND FOR THE SIX MONTHS ENDED APRIL 1, 2018 (UNAUDITED)	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 2018 (UNAUDITED)	F-5

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	March 31, 2019 (Unaudited)	September 30, 2018

ASSETS

Cash and Cash Equivalents	$1,580	$1,133
Accounts Receivable, Net	2,584	2,458
Net Inventory	9,213	7,639
Prepaid Expenses	118	104
Current Assets	13,495	11,334

Property and Equipment, Net	1,227	1,300

Other Assets
Prepaid Royalties	15	30
Security Deposits	23	23

Other Assets	38	53
Total Assets	$14,760	$12,687

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,815	$943
Federal Income Taxes Payable	55	22
Accrued Expenses	1,085	1,169
Accrued Warranties	91	101
Customer Advance Deposits	—	308
Credit Facility	250	300
Current Liabilities	3,296	2,843

Warrant Liability	4,047	3,500
Total Liabilities	7,343	6,343

Commitments and Contingencies

Stockholders' Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,388,918 and 8,333,353 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	25,959	25,938
Accumulated Deficit	(18,550)	(19,602)
Stockholders' Equity	7,417	6,344

Total Liabilities and Stockholders' Equity	$14,760	$12,687

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended

	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

Revenue	$7,088	$4,550	$12,979	$9,327

Cost of Sales	5,107	3,557	9,556	7,218

Gross Margin	1,981	993	3,423	2,109

General and Administrative Expense	799	786	1,542	1,559

Operating Income	1,182	207	1,881	550

Gain (Loss) on Change in Fair Value of Warrants	(1,932)	2,350	(547)	2,006
Total Other Income	(1,932)	2,350	(547)	2,006

Other Expenses

Interest Expense	(6)	(9)	(12)	(12)
Other Income (Expense)	(1,938)	2,341	(559)	1,994

Income (Loss) Before Taxes	(756)	2,548	1,322	2,544

Current Income Tax Expense (Benefit)	$217	$(83)	270	8

Net income (loss)	$(973)	$2,631	$1,052	$2,536
Dividends declared on participating securities	—	(88)	—	(178)
Deemed dividends on participating securities	—	(820)	(348)	(693)
Net income (loss) applicable to common shareholders	$(973)	$1,723	$704	$1,665
Basic income (loss) per share	$(0.12)	$0.20	$0.08	$0.20
Weighted Average Common Shares Outstanding - basic	8,387,086	8,417,438	8,360,220	8,482,273
Diluted income (loss) per share	$(0.12)	$0.20	$0.08	$0.19
Weighted Average Common Shares Outstanding - diluted	8,387,086	8,744,759	8,846,253	8,815,922

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Six months ended
	March 31, 2019	April 1, 2018

Cash Flows from Operating Activities:
Net Income	$1,052	$2,536

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	169	161
(Gain) Loss on Change in Fair Value of Warrants	547	(2,006)
Noncash Interest Expense	—	2
Stock Compensation Expense	58	81
Provision for Inventory Valuation	49	—
Accounts Receivable	(126)	1,724
Inventory	(1,623)	(323)
Prepaid Expenses	(14)	(74)
Accounts Payable and Accrued Expenses	788	(1,102)
Federal Income Taxes Payable	33	7
Accrued Warranty Costs	(10)	(53)
Prepaid Royalties	15	15
Customer Advance Deposits	(308)	(250)
Total Adjustments	(422)	(1,818)
Net Cash provided by Operating Activities	630	718

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(96)	(17)
Net Cash used in Investing Activities	(96)	(17)

Cash Flows used in Financing Activities
Dividends Paid	—	(522)
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(37)	(30)
Payments on Credit Facility	(50)	—
Net Cash used in Financing Activities	(87)	(552)
Net Increase in Cash and Cash Equivalents	447	149
Cash and Cash Equivalents at Beginning of Period	1,133	1,682
Cash and Cash Equivalents at End of Period	$1,580	$1,831

Supplemental Cash Flow Information:

Non Cash Transactions:
Exchange of Preferred Stock for Common Stock	$—	$480
Dividends Declared and Unpaid	—	262

Cash Transactions:
Cash Paid for Taxes	237	—
Cash Paid for Interest	12	10

The accompanying notes are an integral part of these consolidated financial statements.

 Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended March 31, 2019
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at December 30, 2018	8,333,353	—	$8	$25,974	$(17,577)	$8,405
Stock Compensation Expense	—	—	—	22	—	22
Vested restricted stock units issued net of tax withholding	55,565	—	—	(37)	—	(37)
Net loss	—	—	—	—	(973)	(973)
Balance at March 31, 2019	8,388,918	—	$8	$25,959	$(18,550)	$7,417

	Three months ended April 1, 2018
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at December 31, 2017	8,590,101	78	$9	$26,454	$(20,829)	$5,634
Stock Compensation Expense	—	—	—	37	—	37
Vested restricted stock units issued net of tax withholding	55,902	—	—	(30)	—	(30)
Declared Dividends	—	—	—	—	(262)	(262)
Net income	—	—	—	—	2,631	2,631
Balance at April 1, 2018	8,646,003	78	$9	$26,461	$(18,460)	$8,010

	Six months ended March 31, 2019
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at September 30, 2018	8,333,353	—	$8	$25,938	$(19,602)	$6,344
Stock Compensation Expense	—	—	—	58	—	58
Vested restricted stock units issued net of tax withholding	55,565	—	—	(37)	—	(37)
Net income	—	—	—	—	1,052	1,052
Balance at March 31, 2019	8,388,918	—	$8	$25,959	$(18,550)	$7,417

	Six months ended April 1, 2018
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at October 1, 2017	8,190,101	174	$8	$26,411	$(20,473)	$5,946
Stock Compensation Expense	—	—	—	81	—	81
Vested restricted stock units issued net of tax withholding	55,902	—	—	(30)	—	(30)
Conversions of Series C Preferred Shares	400,000	(96)	1	(1)	—	—
Declared Dividends	—	—	—	—	(523)	(523)
Net income	—	—	—	—	2,536	2,536
Balance at April 1, 2018	8,646,003	78	$9	$26,461	$(18,460)	$8,010

The accompanying notes are an integral part of these consolidated financial statements.

 Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 56%, one major U.S defense contractor, 26%, one commercial customer, 10%, and all other customers, 8%. Approximately 93% of the total company revenue is generated from domestic customers and 7% is derived from Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of March 31, 2019, Optex Systems Holdings operated with 109 full-time equivalent employees.

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

Inventory: As of March 31, 2019 and September 30, 2018, inventory included:

	(Thousands)
	March 31, 2019	September 30, 2018
Raw Material	$6,747	$5,580
Work in Process	3,929	3,478
Finished Goods	259	254
Gross Inventory	$10,935	$9,312
Less: Inventory Reserves	(1,722)	(1,673)
Net Inventory	$9,213	$7,639

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended March 31, 2019 are derived from revenues to one major U.S. defense contractor, 33%, U.S. government agencies, 52%, one large commercial customer, 7%, and all other customers, 8%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of March 31, 2019 and September 30, 2018, the Company had warranty reserve balances of $91 thousand and $101 thousand, respectively. We believe we have made sufficient improvements to the production process to minimize the return rate on future shipments but we will continue to review and monitor the reserve balances related to our product lines against any existing warranty backlog and current trend data on an interim basis until the current warranty backlog is depleted.

	Three months ended		Six months ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Beginning balance	$73	$251	$101	$174

Incurred costs for warranties satisfied during the period	(20)	(263)	(27)	(263)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	23	50	52	112
Change in estimate for pre-existing warranty liabilities (2)	15	84	(35)	99
Warranty Expense (Gain) / Loss	38	134	17	211

Ending balance	$91	$122	$91	$122

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

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

For the six months ended March 31, 2019 and April 1, 2018, the adoption of the ASC 606 revenue standard had no material effect on the financial statement presentation. Optex Systems Holdings does not expect the adoption of the new revenue recognition standard to have a material effect on the financial statement presentation on a retrospective or prospective basis for the upcoming interim, annual and comparative periods covered through the current year end date September 29, 2019. The Company believes it’s previous recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers’ own performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the three and six months ended March 31, 2019 there was $5 and $289 respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $0 and $19 thousand respectively of customer deposits refunded to the customer on order cancellation. As of March 31, 2019 there is zero in customer deposit liabilities. As of the period ended September 30, and the six months ended March 31, 2019, there are no significant contract costs such as sales commissions or costs deferred.

Income Tax/Deferred Tax: As of March 31, 2019 Optex Systems, Inc. has a deferred tax asset valuation allowance of ($2.7) million against deferred tax assets of $2.7 million, as compared to a valuation allowance of ($2.9) million against deferred tax assets of $2.9 million as of September 30, 2018. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2017. During the six months ended March 31, 2019, our deferred tax assets and corresponding valuation account decreased by ($0.2) million related to the expiration of 34,980 unexercised stock options on December 8, 2018 with a deferred tax asset balance of $0.1 million, and current year tax adjustments for amortization expenses and an applied net operating loss carryforward of $0.1 million. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

For the three months ended March 31, 2019, 4,260,785 warrants and 216,500 unvested restricted stock units, and 25,000 stock options were excluded from the earnings per share calculation as antidilutive due to the three month period loss. For six months ended March 31, 2019, 4,260,785 warrants (which convert to 376,890 incremental dilutive shares) and 216,500 unvested restricted stock units (which converts to 109,143 dilutive shares), were included in the diluted earnings per share calculation as dilutive, and 25,000 stock options were excluded from the earnings per share calculation as antidilutive as they were “out of the money” and not exercisable during the period. For the three and six months ended April 1, 2018, 78 preferred Series C shares (which converts to 325,000 common shares), and 33,000 unvested restricted stock units (which converts to 2,321 and 8,649 incremental dilutive shares for the three and six months, respectively) were included in the diluted earnings per share calculation and 66,000 unvested restricted stock units, 60,000 stock options and 4,323,135 warrants were excluded from the earnings per share calculation as they were antidilutive.

A significant number of our outstanding warrants and series C preferred shares are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three and six months ended March 31, 2019, there were no declared dividends and allocated undistributed earnings of $0 and $348 thousand respectively attributable to the participating warrants. During the three and six months ended April 1, 2018, declared dividends of $88 and $178 thousand was attributable to participating warrants and series C shareholders and there was $820 thousand and $693 thousand in undistributed earnings attributable to participating securities during the respective periods.

The basic net income applicable to common shareholders for the three and six month periods ended April 1, 2018, previously reflected as $0.31 and $0.30 per share has been corrected to $0.20 and $0.20 per common share, respectively, to include the effect of the prior year period dividends distributed and deemed dividends to participating securities on the earnings per common share.  The dilutive net income applicable to common shareholders for the three and six month periods ended April 1, 2018, previously reflected as $0.30 and $0.29 per share has been corrected to $0.20 and $0.19 per common share, respectively, to include the effect of the prior year period dividends distributed and deemed dividends to participating securities on the earnings per common share.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 89% of the Optex Systems segment revenue is comprised of domestic military customers and 11% is comprised of foreign military customers. The Optex Systems segment revenue from the U.S. government and one other major U.S. defense contractor represent approximately 40% and 22% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of March 31, 2019, the Richardson facility operated with 74 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 36% and military sales to prime and subcontracted customers represent 64% of the total segment revenue. Approximately 85% of the AOC revenue is derived from external customers and approximately 15% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government and one major commercial customer represents approximately 16% and 10% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of March 31, 2019, AOC operated with 35 full time equivalent employees in a single shift operation.

The financial tables below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended March 31, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,648	$2,440	$—	$7,088
Intersegment revenues	—	395	(395)	—
Total Revenue	$4,648	$2,835	$(395)	$7,088

Interest expense	$—	$—	$6	$6

Depreciation and Amortization	$7	$77	$—	$84

Income (loss) before taxes	$826	$378	$(1,960)	$(756)

Other significant noncash items:
Allocated home office expense	$(171)	$171	$—	$—
Loss on change in fair value of warrants	$—	$—	$1,932	$1,932
Stock compensation expense	$—	$—	$22	$22
Royalty expense amortization	$8	$—	$—	$8
Warranty Expense	$—	$38	$—	$38

Segment Assets	$10,024	$4,736	$—	$14,760
Expenditures for segment assets	$—	$78	$—	$78

	Reportable Segment Financial Information (thousands)
	Three months ended April 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,322	$2,228	$—	$4,550
Intersegment revenues	—	457	(457)	—
Total Revenue	$2,322	$2,685	$(457)	$4,550

Interest expense	$—	$—	$9	$9

Depreciation and Amortization	$8	$71	$—	$79

Income before taxes	$16	$228	$2,304	$2,548

Other significant noncash items:
Allocated home office expense	$(161)	$161	$—	$—
Gain on Change in Fair Value of Warrants	$—	$—	$(2,350)	$(2,350)
Stock option compensation expense	$—	$—	$37	$37
Royalty expense amortization	$8	$—	$—	$8
Warranty Expense	$—	$134	$—	$134

Segment Assets	$8,703	$3,987	$—	$12,690
Expenditures for segment assets	$17	$—	$—	$17

	Reportable Segment Financial Information (thousands)
	Six months ending March 31, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,477	$4,502	$—	$12,979
Intersegment revenues	—	810	(810)	—
Total Revenue	$8,477	$5,312	$(810)	$12,979

Interest expense	$—	$—	$12	$12

Depreciation and Amortization	$16	$153	$—	$169

Income (Loss) before taxes	$1,231	$708	$(617)	$1,322

Other significant noncash items:
Allocated home office expense	$(341)	$341	$—	$—
Loss on change in fair value of warrants	$—	$—	$547	$547
Stock compensation expense	$—	$—	$58	$58
Royalty expense amortization	$15	$—	$—	$15
Warranty expense	$—	$17	$—	$17

Segment Assets	$10,024	$4,736	$—	$14,760
Expenditures for segment assets	$4	$92	$—	$96

	Reportable Segment Financial Information (thousands)
	Six months ending April 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,988	$4,339	$—	$9,327
Intersegment revenues	—	829	(829)	—
Total Revenue	$4,988	$5,168	$(829)	$9,327

Interest expense	$—	$—	$12	$12

Depreciation and Amortization	$19	$142	$—	$161

Income before taxes	$154	$477	$1,913	$2,544

Other significant noncash items:
Allocated home office expense	$(317)	$317	$—	$—
Gain on change in fair value of warrants	$—	$—	$(2,006)	$(2,006)
Stock option compensation expense	$—	$—	$81	$81
Royalty expense amortization	$15	$—	$—	$15
Warranty Expense	$—	$211	$—	$211

Segment Assets	$8,703	$3,987	$—	$12,690
Expenditures for segment assets	$17	$—	$—	$17

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

As of March 31, 2019, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2019	$143	$55	$124	$31	$353
2020	291	112	255	62	720
2021	147	57	262	63	529
2022	—	—	22	5	27
Total minimum lease payments	$581	$224	$663	$161	$1,629

Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended March 31, 2019 was $175 and $347 thousand, respectively. Total expense under facility lease agreements as of the three and six months ended April 1, 2018 was $174 and $341 thousand, respectively.

As of March 31, 2019, the unamortized deferred rent was $100 thousand as compared to $111 thousand as of September 30, 2018. Deferred rent expense is amortized monthly over the life of the lease.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of March 31, 2019 and September 30, 2018, the outstanding principal balance on the line of credit was $250 thousand and $300 thousand, respectively. For the three and six months ended March 31, 2019 and April 1, 2018, the total interest expense against the outstanding line of credit balance was $6 thousand and $12 thousand, respectively, and $9 thousand and $12 thousand, respectively.

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

The fair value of the warrant liabilities presented below were measured using either a BSM (September 30, 2018 and March 31, 2019) or Binomial (August 26, 2016 and October 1, 2017) valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Valuation Assumptions	Issuance date(1) August 26, 2016(4)	Period ended October 1, 2017(4)	Period ended April 1, 2018(5)	Period ended September 30, 2018(5)	Period ended March 31, 2019(5)
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.02	$1.71	$2.00
Interest Rate (annual) (3)	1.23%	1.62%	2.39%	2.88%	2.32%
Volatility (annual) (4)(5)	246.44%	179.36%	66.25%	64.05%	60.54%
Time to Maturity (Years)	5	3.9	3.4	2.9	2.4
Calculated fair value per share	$0.93	$0.87	$0.38	$0.82	$0.95

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

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. for the term of the warrants as of August 26, 2016 and October 1, 2017. The original fair value calculations were derived using the Binomial model, however, the yielded results were consistent with fair market valuation using the Black Scholes Merton Option Pricing model for each of the respective periods.

(5) Based on the historical daily volatility of Optex Systems Holdings, Inc. from the consummation of the public raise on August 26, 2016 through the current presented measurement date. As of the period ended April 1, 2018 and the year ended September 30, 2018, the company determined that the historical volatility prior to the August 26, 2016 public offering was not representative of the current market expectations due to the significant change in company capital structure and increase in public float shares (liquidity) arising from the common stock issued during the public offering and concurrent conversions of outstanding preferred shares into common stock and converted to an adjusted historical volatility calculated from the date of the public offering. The fair value calculation was derived using the Black Scholes Merton Option Pricing model. As of March 31, 2019, the historical volatility rate calculation period is consistent with the remaining term of the warrants.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 10/01/2017	4,323,135	$0.87	$3,607
Gain on Change in Fair Value of Warrant Liability			(2,006)
Fair Value as of period ended 4/1/2018	4,323,135	$0.38	1,601

Fair Value as of period ended 09/30/2018	4,260,785	$0.82	$3,500
Loss on Change in Fair Value of Warrant Liability			547
Fair Value as of period ended 3/31/2019	4,260,785	$0.95	4,047

During the three and six months ended March 31, 2019 or April 1, 2018, none of the warrants were exercised. During the three and six months ended March 31, 2019 and April 1, 2018, the Company recognized a $1.9 million and $0.5 million loss, respectively, and a ($2.4) million and ($2.0) million gain, respectively on the change in fair value of warrants, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of March 31, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the six months ended March 31, 2019, 34,980 vested stock options expired (forfeited) unexercised. There were no new grants of stock options during the six months ended March 31, 2019.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 1, 2017	182,000
Granted - year ended September 30, 2018	—
Vested - year ended September 30, 2018	(83,000)
Unvested as of September 30, 2018	99,000
Granted – six months ended March 31, 2019	200,000
Vested - six months ended March 31, 2019	(82,500)
Unvested as of March 31, 2019	216,500

Pursuant to the executive compensation package approved by our board of directors on November 20, 2018:

●	On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. The Company will amortize the grant date fair market value of $264 thousand to stock compensation expense on a straight line basis across the three year vesting period beginning on January 2, 2019.

●	Effective as of January 1, 2019, Danny Schoening, CEO and Karen Hawkins, CFO received an 8% salary increase.

On January 7, 2019, the Company issued 55,565 common shares the three directors and officers, net of tax withholding of $37 thousand, in settlement of 82,500 restricted stock units which vested on January 1, 2019.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

Stock Compensation

(thousands)

	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	September 30, 2018

Stock Options	$—	$—	$—	$8	$—	$—
Restricted Stock Units	22	37	58	73	253	49
Total Stock Compensation	$22	$37	$58	$81	$253	$49

Note 8 Stockholders’ Equity

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. During the three and six months ended April 1, 2018, Optex Systems Holdings recorded $262 and $523 thousand in declared dividends for share and warrant holders of record as of the 12th day of January and April 2018. The dividends were paid on the 19th of each of the respective months with the last payment on April 19, 2018. As of period ended March 31, 2019, there were no declared or outstanding dividends payable.

Common stock

As of September 30, 2018, the outstanding common shares were 8,333,353. On January 7, 2019, there were 55,565 common shares issued, net of tax withholding, in settlement of 82,500 restricted stock units which vested on January 1, 2019. As of March 31, 2019, the outstanding common shares are 8,388,918.

Series C Preferred Stock

During the six months ended April 1, 2018 there were no new issues of preferred Series C shares. As of September 30, 2018 and December 31, 2018, there were zero preferred Series C shares outstanding.

Note 9 Subsequent Events

None.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2018 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended March 31, 2019, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

●	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On September 10, 2018, we announced we have been awarded over $7 million in new contracts to date during the fourth fiscal quarter of 2018. The majority of these contracts are for Laser Protected Periscopes but also contain Non-Laser Protected Periscopes and various Sighting Systems.

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

●	On February 12, 2019, the Company announced a $1.9 Million order from Defense Logistics Agency Troop Support, Philadelphia. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On March 4, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $1.3 Million over a 3-5 year period and a Firmed Fixed Price award for $0.7 Million for 2019 and 2020 delivery.

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

The table below summarizes our three month operating results for the three and six month periods ended March 31, 2019 and April 1, 2018, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)

	Three months ending		Six months ending
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

Net Income (Loss) (GAAP)	$(973)	$2,631	$1,052	$2,536
Add:
Loss (Gain) on Change in Fair Value of Warrants	1,932	(2,350)	547	(2,006)
Federal Income Tax Expense (Benefit) - Current	217	(83)	270	8
Depreciation	84	79	169	161
Stock Compensation	22	37	58	81
Royalty License Amortization	8	8	15	15
Interest Expense	6	9	12	12
Adjusted EBITDA - Non GAAP	$1,296	$331	$2,123	$807

Our adjusted EBITDA increased by $1.0 million to $1.3 million during the three months ended March 31, 2019 as compared to $0.3 million during the three months ended April 1, 2018. For the six months ended March 31, 2019, our adjusted EBITDA increased by $1.3 million to $2.1 million as compared to $0.8 million during the six months ended April 1, 2018. EBITDA improvements are directly correlated with significant increases in revenue, changes in product mix and improvements in our gross margins during the three and six month periods over the prior year period performance. During the three and six months ended March 31, 2019, we experienced product revenue growth of 55.8% and 39.2% and improved gross margin percentages of 6.1% and 3.8%, respectively, over the prior year three and six months ended April 1, 2018. Revenue growth was primarily concentrated in our Optex-Richardson segment, which represents a 100.2% increase over the prior year second quarter and a 69.9% increase for the six month period. The Applied Optics Center realized a 9.5% and 3.8% increase in revenue during the three and six months ended March 31, 2019 as compared to the prior year periods. Revenue growth for both segments is primarily driven by increased defense spending on our periscopes, Applied Optics laser filters and other product lines. Gross margin performance improvements were driven by revenue shifts from our less profitable commercial products toward higher margin military laser filters at our Applied Optics Center segment, and favorable changes in the “fixed” manufacturing overhead costs as a percentage of revenue. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and six months ended March 31, 2019, we recognized a loss on the change in fair value of warrants of ($1.9) million and ($0.5) million, respectively, as compared to a gain of $2.4 million and $2.0 million in the prior year three and six month periods. As this is a non-cash gain driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three and six months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and six months ended March 31, 2019 and April 1, 2018 reconciled to the Consolidated Results of Operations as presented in Item 1, “Consolidated Financial Statements.”

	Results of Operations Selective Financial Info (Thousands)

	Three months ended
	March 31, 2019				April 1, 2018
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,648	$2,440	$—	$7,088	$2,322	$2,228	$—	$4,550
Intersegment Revenues	—	395	(395)	—	—	457	(457)	—
Total Segment Revenue	4,648	2,835	(395)	7,088	2,322	2,685	(457)	4,550

Total Cost of Sales	3,371	2,131	(395)	5,107	1,853	2,161	(457)	3,557

Gross Margin	1,277	704	—	1,981	469	524	—	993
Gross Margin %	27.5%	24.8%	—	27.9%	20.2%	19.5%	—	21.8%

General and Administrative Expense (1)	622	155	22	799	614	135	37	786
Segment Allocated G&A Expense	(171)	171	—	—	(161)	161	—	—
Net General & Administrative Expense	451	326	22	799	453	296	37	786

Operating Income (Loss)	826	378	(22)	1,182	16	228	(37)	207
Operating (Loss) %	17.8%	13.3%	—	16.7%	0.7%	8.5%	—	4.5%

Gain (Loss) on Change in Fair Value of Warrants	—	—	(1,932)	(1,932)	—	—	2,350	2,350
Interest Expense	—	—	(6)	(6)	—	—	(9)	(9)

Net Income (Loss) before taxes	$826	$378	$(1,960)	$(756)	$16	$228	$2,304	$2,548
Net Income (Loss) %	17.8%	13.3%	—	(10.7%)	0.7%	8.5%	—	56.0%

Our total revenues increased by $2.5 million or 55.8% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018. Increased revenues during the three months were driven by increased revenue of $2.3 million at the Optex Richardson segment and $0.2 million for the Applied Optics Center. Higher U.S. defense spending in periscopes, collimator assemblies and laser filters is the primary contributor to increased revenue for both operating segments during the period. Current quarter Intersegment revenues are slightly below the prior year level due to use of a secondary external laser filter source in support of the higher periscope production demands. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Systems periscope line.

Both the gross margin and the gross margin percentages increased on a consolidated basis during the three months ending March 31, 2019 as compared to the prior year period. Total gross margin increased by $1.0 million, and 6.1% to 27.9% from 21.8%. The Optex Richardson gross margin increased by $0.8 million and the gross margin percentage increased by 7.3% from 20.2% to 27.5%. The increased gross margin for Optex Richardson is driven by increased revenue and the corresponding contribution margin towards fixed costs and changes in product mix toward more profitable MRS collimator assemblies. The Applied Optic Center gross margin increased by $0.2 million and the gross margin percentage increased by 5.3% from 19.5% to 24.8%. The increase in Applied Optics Center margin is primarily driven by a shift in revenue mix from our commercial optical assemblies toward more profitable military products combined with manufacturing yield and quality improvements on the military filter and commercial optical assembly lines.

During the three months ending March 31, 2019 and April 1, 2018, the Applied Optics Center absorbed $0.17 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

 Our operating income increased by $1.0 million in the three months ending March 31, 2019, to $1.2 million, as compared to the prior year period operating income of $0.2 million. Increased operating income was primarily attributable to the increase in revenue and gross margins at both operating segments.

During the three months ending March 31, 2019 we recognized a ($1.9) million loss on change in valuation of warrant liabilities as compared to a $2.4 million gain in the prior year quarter. The loss during the current three month period was primarily driven by an increase in the stock price from $1.31 as of December 31, 2018 to $2.00 as of March 31, 2019. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

			Results of Operations Selected Financial Info by Segment
	(Thousands)

	Six months ended
	March 31, 2019				April 1, 2018
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$8,477	$4,502	$—	$12,979	$4,988	$4,339	$—	$9,327
Intersegment Revenues	—	810	(810)	—	—	829	(829)	—
Total Segment Revenue	8,477	5,312	(810)	12,979	4,988	5,168	(829)	9,327

Total Cost of Sales	6,395	3,971	(810)	9,556	3,925	4,122	(829)	7,218

Gross Margin	2,082	1,341	—	3,423	1,063	1,046	—	2,109
Gross Margin %	24.6%	25.2%	—	26.4%	21.3%	20.2%	—	22.6%

General and Administrative Expense	1,192	292	58	1,542	1,226	252	81	1,559
Segment Allocated G&A Expense	(341)	341	—	—	(317)	317	—	—
Net General & Administrative Expense	851	633	58	1,542	909	569	81	1,559

Operating Income (Loss)	1,231	708	(58)	1,881	154	477	(81)	550
Operating Income (Loss) %	14.5%	13.3%	—	14.5%	3.1%	9.2%	—	5.9%

Gain (Loss) on Change in Fair Value of Warrants	—	—	(547)	(547)	—	—	2,006	2,006
Interest Expense	—	—	(12)	(12)	—	—	(12)	(12)

Net Income (Loss) before taxes	$1,231	$708	$(617)	$1,322	$154	$477	$1,913	$2,544
Net Income (Loss) before taxes %	14.5%	13.3%	—	10.2%	3.1%	9.2%	—	27.3%

Our total revenues increased by $3.7 million or 39.2% during the six months ending March 31, 2019 as compared to the six months ending April 1, 2018. Increased revenues during the six month period were primarily driven by increased revenue of $3.5 at the Optex Richardson plant and increased revenues of $0.2 million at the Applied Optics Center plant. Higher U.S. defense spending in periscopes, collimator assemblies and laser filters is the primary contributor to increased revenue for both operating segments during the period. Intersegment revenues decreased slightly by ($19) thousand during the period, from $829 thousand to $810 thousand due to the use of a secondary external laser filter source in support of the higher periscope production demands.. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line. We anticipate a strong third quarter 2019 revenue as compared to our prior year third quarter and the first two quarters of fiscal year 2019. The projected increase is driven by increased production rates for the Optex Richardson “other” product line for MRS collimators, mirror, cell and beam-splitter assemblies which are deliverable during the next three months. We anticipate the Optex Richardson periscope revenues during the second half to approximate the first half, with significantly higher revenues for other products occurring over the next three months on increased production for MRS collimator assemblies. We anticipate revenues for Optex Richardson sighting systems to below slightly below the first half revenue due to completion of the DDAN sighting system contract during the first quarter of 2019. We anticipate revenues for the Applied Optics Center for the next six months to exceed the prior year second half levels, but fall slightly below the first half segment revenue.

The consolidated gross margin and gross margin percentages increased by $1.3 million, and 3.8% during the six months ending March 31, 2019 as compared to the prior year period. Total gross margin increased to 26.4% from 22.6%. The Optex Richardson gross margin increased by $1.0 million and the gross margin percentage increased by 3.3% from 21.3% to 24.6%. The increased gross margin for Optex Richardson is driven by increased revenue and the corresponding contribution margin towards fixed costs and changes in product mix toward more profitable MRS collimator and spare part assemblies. The Applied Optic Center gross margin increased by $0.3 million and the gross margin percentage increased by 5.0% from 20.2% to 25.2%. The increase in Applied Optics Center margin is primarily driven by a shift in revenue mix from our commercial optical assemblies toward more profitable military products combined with manufacturing yield and quality improvements on the military filter and commercial optical assembly lines. We expect consolidated gross margin rates in the second half of 2019 to remain consistent with the first half performance, with slight shifts between segments for revenue and product line mix changes.

During the six months ending March 31, 2019 and April 1, 2018, the Applied Optics Center absorbed $0.34 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our consolidated operating income increased by $1.3 million, in the six months ending March 31, 2019, to $1.9 million, as compared to the prior year period operating income of $0.6 million. Increased operating income was primarily attributable to the increase in revenue and gross margins at both operating segments. We anticipate a continued favorable operating profit trend during the remainder of the 2019 fiscal year on additional revenue growth in the Optex Richardson segment, continued gross margin improvements and changes in product mix.

During the six months ending March 31, 2019 we recognized a ($0.5) million loss on change in valuation of warrant liabilities as compared to a $2.0 million gain in the prior year period. The loss during the current three month period was primarily driven by an increase in the stock price from $1.71 as of September 30, 2018 to $2.00 as of March 31, 2019. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Backlog

Backlog as of March 31, 2019, was $25.8 million as compared to a backlog of $23.3 million as of September 30, 2018, representing an increase of $2.5 million or 10.7%. During the six months ended March 31, 2019, the Company booked $15.2 million in new orders, representing a $3.0 million, or a 24.6% increase from the booked orders of $12.2 million in the prior year six months ended April 1, 2018.

The following table depicts the current expected delivery by period of all contracts awarded as of March 31, 2019 in millions of dollars:

	(Millions)
Product Line	Q3 2019	Q4 2019	2019 Delivery	2020+ Delivery	Total Backlog 3/31/2019	Total Backlog 9/30/2018	Variance	% Chg
Howitzer			—		—	—	—	0.0%
Periscopes	$2.4	$2.7	$5.1	$5.0	$10.1	$8.3	$1.8	21.7%
Sighting Systems	0.4	0.3	0.7	2.9	3.6	1.7	1.9	111.8%
Other	2.6	1.2	3.8	1.5	5.3	6.6	(1.3)	(19.7%)
Optex Systems - Richardson	$5.4	$4.2	$9.6	$9.4	$19.0	$16.6	$2.4	14.5%
Applied Optics Center - Dallas	1.3	1.0	2.3	4.5	6.8	6.7	0.1	1.5%
Total Backlog	$6.7	$5.2	$11.9	$13.9	$25.8	$23.3	$2.5	10.7%

Optex Systems - Richardson:

During the six months ended March 31, 2019, backlog for the Optex Systems Richardson segment increased by $2.4 million, or 14.5%, to $19.0 million from the fiscal year-end backlog of $16.6 million. The increased backlog was primarily driven by an increase of $1.8 million, or 21.7% in the periscope product group and an increase of $1.9 million, or 111.8% in sighting systems. Optex Richardson backlog declined on other products by ($1.3) million, or (19.7%) from our fiscal year-end backlog as we continue ship muzzle reference system (MRS) collimator assembly units and assorted spare window, mirror and cell assembly units against our existing contracts.

During the six months ended March 31, 2019 we booked new periscope orders of $7.2 million, representing a 41.2% increase of $2.1 million over the $5.1 million in periscope orders booked during the prior year six months ended April 1, 2018. The new periscope orders span multiple customers and include both our standard acrylic periscopes as well as Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2019 and 2020. We anticipate additional periscope contracts in addition to task order awards against our existing IDIQ contracts for delivery in 2019 and beyond.

We booked new orders of $1.8 million in sighting systems and $1.6 million in other product lines during the six months ended March 31, 2019 for a total of $3.4 million in new orders as compared to the prior year levels of $2.5, consisting of $0.6 million and $0.9 million in sighting systems and other product lines, respectively.

Applied Optics Center – Dallas

During the six months ended March 31, 2019, the Applied Optics Center backlog increased by 1.5%, or $0.1 million, to $6.8 million from the fiscal year end level of $6.7 million. New orders for our Applied Optics Center were $4.6 million in the six months ended March 31, 2019 as compared to $4.6 million in the prior year six month period. We anticipate additional orders during the next six months for deliveries in fiscal year 2019 and 2020.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended April 1, 2018

Revenues. In the three months ended March 31, 2019, revenues increased by $2.5 million or 55.8% from the respective prior period in fiscal year 2018 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	March 31, 2019	April 1, 2018	Variance	% Chg
Periscopes	$2,881	$1,588	$1,293	81.4
Sighting Systems	168	381	(213)	(55.9)
Other	1,599	353	1,246	353.0
Optical Systems – Richardson	4,648	2,322	2,326	100.2
Applied Optics Center – Dallas	2,440	2,228	212	9.5
Total Revenue	$7,088	$4,550	$2,538	55.8

Revenues on our periscope line increased by $1.3 million or 81.4% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 on increased orders.

Sighting systems revenues for the three months ending March 31, 2019 decreased by ($0.2) million or (55.9%) from revenues in the prior year period due to completion of the previous DDAN sighting system contract in the first quarter of 2019.

Applied Optics Center revenue increased $0.2 million or 9.5% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 primarily due to increased deliveries on military laser filters and windows. During the quarter, we experienced a sizable shift in product mix from commercial to military products as compared to the prior year period due to higher military spending, and lower customer demand for optical assemblies used in commercial rifle scopes.

Other product revenues increased by $1.2 million to $1.6 million or 353.0% during the three months ending March 31, 2019 as compared to $0.4 million in the prior year period primarily due to increased orders for MRS collimator, mirror, cell and beam-splitter assemblies over the prior year level.

Gross Margin. The gross margin during the period ending March 31, 2019 was 27.9% of revenue as compared to a gross margin of 21.8% of revenue for the period ending April 1, 2018. Cost of sales increased to $5.1 million for the current period as compared to the prior year period of $3.6 million on increased revenues of $2.5 million. The gross margin increased by $1.0 million in the current year period to $2.0 million as compared to the prior year period of $1.0 million. We attribute the improvement in gross margin to increased revenue and the corresponding contribution margin towards fixed costs combined with cost efficiency improvements and changes in product mix between the respective periods.

G&A Expenses. During the three months ended March 31, 2019 and April 1, 2018, we recorded operating expenses of $0.8 million.

Operating Income. During the three months ended March 31, 2019, we recorded an operating income of $1.2 million, as compared to operating income of $0.2 million during the three months ended April 1, 2018. The $1.0 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended March 31, 2019, we recognized a ($1.9) million loss on change in the fair value of warrants as compared to a $2.4 million gain in three months ending April 1, 2018. The current period loss in the fair value of warrants is primarily attributable to a substantial increase in the common stock market price from $1.31 as of December 31, 2018 to $2.00 as of March 31, 2019. The prior year gain in fair value of warrants is attributable to a change in accounting estimate on the warrant liability of our outstanding warrants to incorporate new market information into the valuation model related to the volatility of the stock prices and OTC market trading data. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income (Loss) applicable to common shareholders. During the three months ended March 31, 2019, we recorded a net loss applicable to common shareholders of ($1.0) million as compared to a net income applicable to common shareholders of $1.7 million during the three months ended April 1, 2018. The decrease in net income of ($2.7) million is primarily attributable to increased operating income of $1.0 million, changes in the gain on the fair value of warrant liabilities of ($4.3) million, increased federal income tax expenses of ($0.3) million, and changes in the dividends declared and deemed dividends on participating securities of $0.9 million between the respective periods.

Six Months Ended March 31, 2019 Compared to the Six Months Ended April 1, 2018

Revenues. In the six months ended March 31, 2019, revenues increased by $3.7 million or 39.2% from the respective prior period in fiscal year 2018 as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	March 31, 2019	April 1, 2018	Variance	% Chg
Periscopes	$5,421	$3,177	$2,244	70.6
Sighting Systems	889	1,239	(350)	(28.2)
Other	2,167	572	1,595	278.8
Optical Systems – Richardson	8,477	4,988	3,489	69.9
Applied Optics Center – Dallas	4,502	4,339	163	3.8
Total Revenue	$12,979	$9,327	$3,652	39.2

Revenues on our periscope line increased by 70.6%, or $2.2 million from $3.2 million to $5.4 million during the six months ended March 31, 2019 as compared to the six months ended April 1, 2018 on higher customer demand driven by increased U.S. government military spending. Based on our current backlog, we anticipate the second half of fiscal year 2019 to approximate the first six months and exceed the fiscal year 2018 second half level. We anticipate our total periscope revenue to increase 40-45% for fiscal year 2019 as compared to the fiscal year 2018.

Sighting systems revenues for the six months ending March 31, 2019 decreased by ($0.3) million or (28.2%) from revenues in the prior year period. We anticipate the reduction in sighting system revenue will continue through the end of the year as the previous DDAN sighting system contract was completed in the first quarter of 2019. During the six months ending March 31, 2019, we received an additional DDAN spare order of $0.9 million for delivery in fiscal years 2020 and 2021.

Applied Optics Center revenue increased $0.2 million or 3.8% during the six months ended March 31, 2019 as compared to the six months ended April 1, 2018 primarily due to increased deliveries on military laser filters and windows. We anticipate the total annual Applied Optics Center revenue to increase over the prior year with a sizable shift in product mix from commercial to military products. We continue to book orders for deliveries in the current fiscal year.

Other product revenues increased by $1.6 million, or 278.8%, to $2.2 million during the six months ending March 31, 2019 as compared to $0.6 million in the prior year period primarily due to increased orders for MRS collimator, mirror, cell and beam-splitter assemblies over the prior year level. Based on our current backlog as compared to the prior year second quarter, we expect significantly higher revenues in the other product group during the fiscal year 2019 as compared to fiscal year 2018.

Gross Margin. The gross margin during the period ending March 31, 2019 was 26.4% of revenue as compared to a gross margin of 22.6% of revenue for the period ending April 1, 2018. Cost of sales increased to $9.6 million for the current period as compared to the prior year period of $7.2 million on increased revenues of $2.4 million. The gross margin increased by $1.3 million in the current year period to $3.4 million as compared to the prior year period of $2.1 million. We attribute the improvement in gross margin to increased revenue and the corresponding contribution margin towards fixed costs combined with cost efficiency improvements and changes in product mix between the respective periods.

G&A Expenses. During the six months ended March 31, 2019, we recorded operating expenses of $1.5 million as opposed to $1.6 million, during the six months ended April 1, 2018, a net decrease of ($0.1) million. The lower general and administrative expenses are primarily due to decreases in stock compensation expense, investor relations and accounting fees from the prior year period.

Operating Income. During the six months ended March 31, 2019, we recorded an operating income of $1.9 million, as compared to an operating income of $0.6 million during the six months ended April 1, 2018. The $1.3 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue in the current year quarter as compared to the prior year period.

Other Income (Expense). During the six months ended March 31, 2019, we recognized a ($0.5) million loss on change in the fair value of warrants as compared to a $2.0 million gain in six months ending April 1, 2018. The current period loss in the fair value of warrants is primarily attributable to a substantial increase in the common stock market price from $1.71 as of December 31, 2018 to $2.00 as of March 31, 2019. The prior year gain in fair value of warrants is attributable to a change in accounting estimate on the warrant liability of our outstanding warrants to incorporate new market information into the valuation model related to the volatility of the stock prices and OTC market trading data. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income applicable to common shareholders. During the six months ended March 31, 2019, we recorded a net income applicable to common shareholders of $0.7 million as compared to net income applicable to common shareholders of $1.7 million during the six months ended April 1, 2018. The decrease in net income of ($1.0) million is primarily attributable to increased operating income of $1.3 million offset by the increase in the fair value of warrant liability of ($2.5) million, increased federal income tax expense of ($0.3) million and changes in declared and deemed dividends on participating securities of $0.5 million.

Liquidity and Capital Resources

As of March 31, 2019, the Company had working capital of $10.2 million, as compared to $8.5 million as of September 30, 2018. During the six months ended March 31, 2019, the Company generated operating income of $1.9 million and net income of $1.1 million before dividends, as compared to operating income of $0.6 million and net income of $2.5 million and an increase of $3.7 million in revenues to $13.0 million as compared to the $9.3 million in the prior year period ended April 1, 2018. The Company’s adjusted EBITDA increased by $1.3 million during the six months ended March 31, 2019 to $2.1 million from $0.8 million during the six months ended April 1, 2018. Backlog as of March 31, 2019 has increased by $2.5 million or 10.7% to $25.8 million as compared to backlog of $23.3 million as of September 30, 2018.

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

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At March 31, 2019, the Company had approximately $1.6 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of March 31, 2019 our outstanding accounts receivable was $2.6 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2019 on revenue growth and increased product gross margins. Our operating income of $1.9 million during the first six months of fiscal year 2019 marked a significant improvement of $1.3 million from the prior year first six month operating income of $0.6 million. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure.  We have experienced significant increases in our customer backlog from the prior year on increased customer orders and multiyear contracts, primarily in our defense products. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall.  In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable. Maintaining the Company profitability is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support a higher backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

In 2018 the Board of Directors approved two separate purchases 200,000 shares and 500,000 shares of its common stock in two separate private transactions for $1.00 per share each for a total of $700,000. All of the stock repurchases have been returned to the treasury.

During the twelve months ended September 30, 2018 the Company declared $523 thousand in dividends and paid $784 thousand during the fiscal year. As of September 30, 2018 and March 31, 2019 there are no outstanding declared and unpaid dividends.

Cash Flows for the Period from September 30, 2018 through March 31, 2019

Cash and Cash Equivalents: As of March 31, 2019 and September 30, 2018, we had cash and cash equivalents of $1.6 and $1.1 million, representing a net change of $0.5 million.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the six months from September 30, 2018 to March 31, 2019 totaled $0.6 million. The sources of cash during the period relate to net income of $1.1 million, non-cash depreciation and loss on change in the fair value of warrants of $0.7 million, increases in accrued expenses and accounts payable of $0.8 million offset by increases in inventory of ($1.6) million in support of new orders, decreases in customer deposits of ($0.3) million and other working capital changes of ($0.1) million.

Net Cash Used in Investing Activities. In the six months ended March 31, 2019, cash used in investing activities was $0.1 million for purchases of equipment.

Net Cash Used In by Financing Activities. Net cash used in by financing activities was ($0.1) million during the six months ended March 31, 2019 and relate to payment of $50 thousand against the revolving credit facility and cash paid for taxes withheld on net settled restricted stock units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three and six months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 14, 2019	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 14, 2019	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer