Form 10-Q
period 2019-06-30
Optex Systems Holdings Inc
filed 2019-08-12
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	000-54114	90-0609531
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 764-5700

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

[ ]	Emerging growth company

[ ]	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2019: 8,436,422 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 30, 2019

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2019 (UNAUDITED) AND SEPTEMBER 30, 2018	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JULY 1, 2018 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2019 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JULY 1, 2018 (UNAUDITED)	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JULY 1, 2018 (UNAUDITED)	F-5

CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-7

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$896	$1,133
Accounts Receivable, Net	2,185	2,458
Inventory, Net	9,578	7,639
Prepaid Expenses	282	104

Current Assets	12,941	11,334

Property and Equipment, Net	1,180	1,300

Other Assets
Prepaid Royalties	7	30
Security Deposits	23	23

Other Assets	30	53

Total Assets	$14,151	$12,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$861	$943
Federal Income Taxes Payable	-	22
Accrued Expenses	1,211	1,169
Accrued Warranties	41	101
Customer Advance Deposits	4	308
Credit Facility	250	300

Current Liabilities	2,367	2,843

Warrant Liability	3,845	3,500
Total Liabilities	6,212	6,343

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,436,422 and 8,333,353 shares issued and outstanding, respectively)	8	8
Additional Paid-in-capital	26,105	25,938
Accumulated Deficit	(18,174)	(19,602)

Stockholders’ Equity	7,939	6,344

Total Liabilities and Stockholders’ Equity	$14,151	$12,687

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Revenue	$5,347	$6,124	$18,325	$15,451

Cost of Sales	4,274	4,628	13,829	11,846

Gross Margin	1,073	1,496	4,496	3,605

General and Administrative Expense	808	773	2,350	2,332

Operating Income	265	723	2,146	1,273

Gain (Loss) on Change in Fair Value of Warrants	81	4	(465)	2,010

Interest Expense	(5)	(4)	(17)	(16)
Other Income (Expense)	76	-	(482)	1,994

Income Before Taxes	341	723	1,664	3,267

Current Income Tax Expense (Benefit)	$(35)	$137	236	144

Net income	$376	$586	$1,428	$3,123
Dividends declared on participating securities	-	-	-	(178)
Deemed dividends on participating securities	(124)	(197)	(471)	(879)
Net income applicable to common shareholders	$252	$389	$957	$2,066
Basic income per share	$0.03	$0.05	$0.11	$0.24

Weighted Average Common Shares Outstanding - basic	8,398,314	8,586,662	8,372,918	8,517,069

Diluted income per share	$0.03	$0.04	$0.11	$0.24

Weighted Average Common Shares Outstanding - diluted	9,649,660	8,818,426	9,114,055	8,750,068

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	June 30, 2019	July 1, 2018

Cash Flows from Operating Activities:
Net Income	$1,428	$3,123

Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	255	241
(Gain) Loss on Change in Fair Value of Warrants	466	(2,010)
Stock Compensation Expense	84	117
Provision for Inventory Valuation	(146)	-
(Gain) On Sale of Fixed Assets	(3)	-
Accounts Receivable	273	570
Inventory	(1,793)	137
Prepaid Expenses	(177)	(84)
Accounts Payable and Accrued Expenses	(39)	(791)
Federal Income Taxes Payable	(22)	54
Accrued Warranties	(60)	(11)
Prepaid Royalties	23	22
Customer Advance Deposits	(304)	(362)
Total Adjustments	(1,443)	(2,117)
Net Cash provided by (used in) Operating Activities	(15)	1,006

Cash Flows provided by (used in) Investing Activities
Purchases of Property and Equipment	(136)	(35)
Proceeds From Sale of Fixed Assets	4	-
Net Cash used in Investing Activities	(132)	(35)

Cash Flows provided by (used in) Financing Activities
Dividends Paid	-	(784)
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(37)	(30)
Payments on Credit Facility	(50)	-
Proceeds From Warrant Exercise	72	-
Proceeds (to) Warrant Repurchase	(75)	-
Proceeds (to) Stock Repurchase	-	(200)

Net Cash used in Financing Activities	(90)	(1,014)

Net Decrease in Cash and Cash Equivalents	(237)	(43)
Cash and Cash Equivalents at Beginning of Period	1,133	1,682
Cash and Cash Equivalents at End of Period	$896	$1,639

Supplemental Cash Flow Information:

Non Cash Transactions:
Exchange of Preferred Stock for Common Stock	$-	$600

Cash Transactions:
Cash Paid for Taxes	360	90
Cash Paid for Interest	18	16

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended June 30, 2019
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at March 31, 2019	8,388,918	-	$8	$25,959	$(18,550)	$7,417
Stock Compensation Expense	-	-	-	26	-	26
Exercise of Warrants for Common Shares at $1.50 (1)	47,504	-	-	120	-	120
Net income	-	-	-	-	376	376

Balance at June 30, 2019	8,436,422	-	$8	$26,105	$(18,174)	$7,939

	Nine months ended June 30, 2019
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at September 30, 2018	8,333,353	-	$8	$25,938	$(19,602)	$6,344
Stock Compensation Expense	-	-	-	84	-	84
Vested restricted stock units issued net of tax withholding	55,565	-	-	(37)	-	(37)
Exercise of Warrants for Common Shares at $1.50 (1)	47,504	-	-	120	-	120
Net income	-	-	-	-	1,428	1,428

Balance at June 30, 2019	8,436,422	-	$8	$26,105	$(18,174)	$7,939

(1) Exercise of warrants for gross proceeds of $72 thousand and a warrant liability fair market value of $48 thousand as of the exercise date.

The accompanying notes are an integral part of these consolidated financial statements.

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended July 1, 2018
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at April 1, 2018	8,646,003	78	$9	$26,461	$(18,459)	$8,011
Stock Compensation Expense	-	-	-	36	-	36
Conversions of Series C Preferred Shares	100,000	(24)	-	-	-	-
Stock Buyback and Cancellation	(200,000)	-	-	(200)	-	(200)
Net income	-	-	-	-	586	586

Balance at July 1, 2018	8,546,003	54	$9	$26,297	$(17,873)	$8,433

	Nine months ended July 1, 2018
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at October 1, 2017	8,190,101	174	$8	$26,411	$(20,473)	$5,946
Stock Compensation Expense	-	-	-	117	-	117
Vested restricted stock units issued net of tax withholding	55,902	-	-	(30)	-	(30)
Conversions of Series C Preferred Shares	500,000	(120)	1	(1)	-	-
Stock Buyback and Cancellation	(200,000)	-	-	(200)	-	(200)
Declared Dividends	-	-	-	-	(523)	(523)
Net income	-	-	-	-	3,123	3,123

Balance at July 1, 2018	8,546,003	54	$9	$26,297	$(17,873)	$8,433

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 60%, one major U.S defense contractor, 24%, one commercial customer, 8%, and all other customers, 8%. Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of June 30, 2019, Optex Systems Holdings operated with 108 full-time equivalent employees.

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

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases which extend beyond twelve months and fall under the guidance of ASC Topic 842.  Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows.  The Company has elected the date of initial application of September 30, 2019, as the beginning of the period of adoption and does not intend to restate the comparative periods for the year ending September 29, 2019.  Based on the initial assessment, the Company anticipates the change will result in recognition of a right-of-use asset and a corresponding lease liability of approximately $1.7 million, representing the present value of future lease payments for the term of both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.  See also Note 5.

Inventory: As of June 30, 2019 and September 30, 2018, inventory included:

	(Thousands)
	June 30, 2019	September 30, 2018
Raw Material	$7,279	$5,580
Work in Process	3,568	3,478
Finished Goods	258	254
Gross Inventory	$11,105	$9,312
Less: Inventory Reserves	(1,527)	(1,673)
Net Inventory	$9,578	$7,639

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended June 30, 2019 are derived from revenues of U.S. government agencies: 62%, two major U.S. defense contractors: 21% and 7%, and all other customers: 10%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of June 30, 2019 and September 30, 2018, the Company had warranty reserve balances of $41 thousand and $101 thousand, respectively. We believe we have made sufficient improvements to the production process to minimize the return rate on future shipments but we will continue to review and monitor the reserve balances related to our product lines against any existing warranty backlog and current trend data on an interim basis until the current warranty backlog is depleted.

	Three months ended		Nine months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Beginning balance	$91	$122	$101	$174

Incurred costs for warranties satisfied during the period	(62)	(21)	(89)	(284)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	2	29	54	139
Change in estimate for pre-existing warranty liabilities (2)	10	33	(25)	134
Warranty Expense	12	62	29	273

Ending balance	$41	$163	$41	$163

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

For the nine months ended June 30, 2019 and July 1, 2018, the adoption of the ASC 606 revenue standard had no material effect on the financial statement presentation. Optex Systems Holdings does not expect the adoption of the new revenue recognition standard to have a material effect on the financial statement presentation on a retrospective or prospective basis for the upcoming interim, annual and comparative periods covered through the current year end date September 29, 2019. The Company believes it’s previous recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers’ own performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the three and nine months ended June 30, 2019 there was $0 and $289 respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $0 and $19 thousand respectively of customer deposits refunded to the customer on order cancellation. As of June 30, 2019 there is $4 thousand in customer deposit liabilities. As of the period ended September 30, and the nine months ended June 30, 2019, there are no significant contract costs such as sales commissions or costs deferred.

Income Tax/Deferred Tax: As of June 30, 2019 Optex Systems, Inc. has a deferred tax asset valuation allowance of ($2.6) million against deferred tax assets of $2.6 million, as compared to a valuation allowance of ($2.9) million against deferred tax assets of $2.9 million as of September 30, 2018. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2018. During the nine months ended June 30, 2019, our deferred tax assets and corresponding valuation account decreased by ($0.3) million related to the expiration of 34,980 unexercised stock options on December 8, 2018 with a deferred tax asset balance of $0.1 million, and current year tax adjustments for amortization expenses and an applied net operating loss carryforward of $0.2 million. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

For three and nine months ended June 30, 2019, 4,125,200 warrants (which convert to 1,150,296 and 634,692 incremental dilutive shares for the three and nine months, respectively) and 216,500 unvested restricted stock units (which converts to 101,050 and 106,445 incremental dilutive shares for the three and nine months, respectively), were included in the diluted earnings per share calculation as dilutive, and 25,000 stock options were excluded from the earnings per share calculation as antidilutive as they were “out of the money” and not exercisable during the period. For the three and nine months ended July 1, 2018, 54 preferred Series C shares (which converts to 225,000 common shares), and 33,000 unvested restricted stock units (which converts to 6,763 and 7,999 incremental dilutive shares for the three and nine months, respectively) were included in the diluted earnings per share calculation and 66,000 unvested restricted stock units, 60,000 stock options and 4,323,135 warrants were excluded from the earnings per share calculation as they were antidilutive.

A significant number of our outstanding warrants and series C preferred shares are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three and nine months ended June 30, 2019, there were no declared dividends and allocated undistributed earnings of $124 thousand and $471 thousand, respectively, attributable to the participating warrants. During the three and nine months ended July 1, 2018, declared dividends of $0 and $178 thousand was attributable to participating warrants and series C shareholders and there was $197 thousand and $879 thousand in undistributed earnings attributable to participating securities during the respective periods.

The basic net income applicable to common shareholders for the three and nine month periods ended July 1, 2018, previously reflected as $0.07 and $0.37 per share has been corrected to $0.05 and $0.24 per common share, respectively, to include the effect of the prior year period dividends distributed and deemed dividends to participating securities on the earnings per common share. The dilutive net income applicable to common shareholders for the three and nine month periods ended July 1, 2018, previously reflected as $0.07 and $0.36 per share has been corrected to $0.04 and $0.24 per common share, respectively, to include the effect of the prior year period dividends distributed and deemed dividends to participating securities on the earnings per common share.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 91% of the Optex Systems segment revenue is comprised of domestic military customers and 9% is comprised of foreign military customers. The Optex Systems segment revenue from the U.S. government and one major U.S. defense contractor represent approximately 43% and 19% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of June 30, 2019, the Richardson facility operated with 73 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 28% and military sales to prime and subcontracted customers represent 72% of the total segment revenue. Approximately 81% of the AOC revenue is derived from external customers and approximately 19% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government and one major commercial customer represents approximately 17% and 8% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of June 30, 2019, AOC operated with 35 full time equivalent employees in a single shift operation.

The financial tables below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended June 30, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,571	$1,776	$-	$5,347
Intersegment revenues	-	622	(622)	-
Total Revenue	$3,571	$2,398	$(622)	$5,347

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$7	$79	$-	$86

Income before taxes	$95	$196	$50	$341

Other significant noncash items:
Allocated home office expense	$(171)	$171	$-	$-
(Gain) on change in fair value of warrants	$-	$-	$(81)	$(81)
Stock compensation expense	$-	$-	$26	$26
Royalty expense amortization	$8	$-	$-	$8
Warranty Expense	$-	$12	$-	$12

Segment Assets	$9,606	$4,545	$-	$14,151
Expenditures for segment assets	$39	$1	$-	$40

	Reportable Segment Financial Information (thousands)
	Three months ended July 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,114	$2,010	$-	$6,124
Intersegment revenues	-	436	(436)	-
Total Revenue	$4,114	$2,446	$(436)	$6,124

Interest expense	$-	$-	$4	$4

Depreciation and Amortization	$9	$71	$-	$80

Income (Loss) before taxes	$558	$201	$(36)	$723

Other significant noncash items:
Allocated home office expense	$(159)	$159	$-	$-
Gain on Change in Fair Value of Warrants	$-	$-	$(4)	$(4)
Stock option compensation expense	$-	$-	$36	$36
Royalty expense amortization	$8	$-	$-	$8
Warranty Expense	$-	$62	$-	$62

Segment Assets	$9,145	$3,987	$-	$13,132
Expenditures for segment assets	$18	$-	$-	$18

	Reportable Segment Financial Information (thousands)
	Nine months ended June 30, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,047	$6,278	$-	$18,325
Intersegment revenues	-	1,432	(1,432)	-
Total Revenue	$12,047	$7,710	$(1,432)	$18,325

Interest expense	$-	$-	$17	$17

Depreciation and Amortization	$23	$232	$-	$255

Income (Loss) before taxes	$1,326	$904	$(566)	$1,664

Other significant noncash items:
Allocated home office expense	$(512)	$512	$-	$-
Loss on change in fair value of warrants	$-	$-	$465	$465
Stock compensation expense	$-	$-	$84	$84
Royalty expense amortization	$23	$-	$-	$23
Warranty expense	$-	$29	$-	$29

Segment Assets	$9,606	$4,545	$-	$14,151
Expenditures for segment assets	$43	$93	$-	$136

	Reportable Segment Financial Information (thousands)
	Nine months ended July 1, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$9,102	$6,349	$-	$15,451
Intersegment revenues	-	1,265	(1,265)	-
Total Revenue	$9,102	$7,614	$(1,265)	$15,451

Interest expense	$-	$-	$16	$16

Depreciation and Amortization	$27	$214	$-	$241

Income before taxes	$711	$679	$1,877	$3,267

Other significant noncash items:
Allocated home office expense	$(476)	$476	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,010)	$(2,010)
Stock option compensation expense	$-	$-	$117	$117
Royalty expense amortization	$22	$-	$-	$22
Warranty Expense	$-	$273	$-	$273

Segment Assets	$9,145	$3,987	$-	$13,132
Expenditures for segment assets	$35	$-	$-	$35

Note 4 - Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

As of June 30, 2019, the remaining minimum lease and estimated adjusted common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2019	$71	$28	$62	$15	$176
2020	291	112	255	62	720
2021	148	57	262	63	530
2022	-	-	22	5	27
Total minimum lease payments	$510	$197	$601	$145	$1,453

Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended June 30, 2019 was $175 and $523 thousand, respectively. Total expense under facility lease agreements as of the three and nine months ended July 1, 2018 was $175 and $516 thousand, respectively.

As of June 30, 2019, the unamortized deferred rent was $91 thousand as compared to $111 thousand as of September 30, 2018. Deferred rent expense is amortized monthly over the life of the lease.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of June 30, 2019 and September 30, 2018, the outstanding principal balance on the line of credit was $250 thousand and $300 thousand, respectively. For the three and nine months ended June 30, 2019 and July 1, 2018, the total interest expense against the outstanding line of credit balance was $5 thousand and $17 thousand, respectively, and $4 thousand and $16 thousand, respectively.

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

Beginning April 1, 2018 the Company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. For each of the prior period measurement dates through period ended December 31, 2017, the Company engaged an outside valuation company to calculate the fair value of warrants based on both the binomial lattice model (“Binomial”) and the Black Scholes-Merton option pricing model (“BSM”). For each of the periods previously presented through period ended December 31, 2017, the Company disclosed the valuation technique as binomial, although the two models yielded comparable results with minimal or no variation in the fair value calculation of the warrants at each of the respective measurement dates. As the BSM model yielded similar results with the Binomial model and can be completed with in-house expertise at a lower cost, effective as of April 1, 2018, the Company determined the BSM model will be used exclusively to value the outstanding warrants throughout the remaining term of the warrants.

The fair value of the warrant liabilities presented below were measured using either a BSM (July 1, 2018 through June 30, 2019) or Binomial (August 26, 2016 and October 1, 2017) valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Valuation Assumptions	Issuance date(1) August 26, 2016(4)	Period ended October 1, 2017(4)	Period ended July 1, 2018(5)	Period ended September 30, 2018(5)	Period ended June 30, 2019(5)
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.10	$1.71	$2.06
Interest Rate (annual) (3)	1.23%	1.62%	2.63%	2.88%	1.78%
Volatility (annual) (4)(5)	246.44%	179.36%	61.85%	64.05%	57.56%
Time to Maturity (Years)	5	3.9	3.2	2.9	2.2
Calculated fair value per share	$0.93	$0.87	$0.39	$0.82	$0.93

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

(5) Based on the historical daily volatility of Optex Systems Holdings, Inc. from the consummation of the public raise on August 26, 2016 through the current presented measurement date. As of the period ended July 1, 2018 and the year ended September 30, 2018, the company determined that the historical volatility prior to the August 26, 2016 public offering was not representative of the current market expectations due to the significant change in company capital structure and increase in public float shares (liquidity) arising from the common stock issued during the public offering and concurrent conversions of outstanding preferred shares into common stock and converted to an adjusted historical volatility calculated from the date of the public offering. The fair value calculation was derived using the Black Scholes Merton Option Pricing model. As of June 30, 2019, the historical volatility rate calculation period is consistent with the remaining term of the warrants.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 10/01/2017	4,323,135	$0.87	$3,607
Gain on Change in Fair Value of Warrant Liability			(2,010)
Fair Value as of period ended 7/1/2018	4,323,135	$0.38	1,597

Fair Value as of period ended 9/30/2018	4,260,785	$0.82	$3,500
Reclassification to additional paid in capital upon exercise of warrants(1)	(47,504)		(48)
Warrant buyback and cancellation(2)	(88,081)		(72)
Loss on Change in Fair Value of Warrant Liability			465
Fair Value as of period ended 6/30/2019	4,125,200	$0.93	$3,845

(1)	Exercise of warrants for gross proceeds of $72 thousand and a warrant liability fair market value of $48 thousand as of the exercise date.

(2)	Buyback of 88,081 warrants at $0.85 per warrant for total consideration of ($75) thousand and a warrant liability fair market value of $72 thousand.

During the three and nine months ended June 30, 2019 or July 1, 2018, 47,504 of the warrants were exercised and 88,081 were repurchased from the holders and cancelled. During the three and nine months ended June 30, 2019 and July 1, 2018, the Company recognized a ($81) thousand gain and a $465 thousand loss, respectively, and a ($4) thousand and ($2,010) thousand gain, respectively on the change in fair value of warrants, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of June 30, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the nine months ended June 30, 2019, 34,980 vested stock options expired (forfeited) unexercised. There were no new grants of stock options during the nine months ended June 30, 2019.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 1, 2017	182,000
Granted - year ended September 30, 2018	—
Vested - year ended September 30, 2018	(83,000)
Unvested as of September 30, 2018	99,000
Granted – nine months ended June 30, 2019	200,000
Vested - nine months ended June 30, 2019	(82,500)
Unvested as of June 30, 2019	216,500

Pursuant to the executive compensation package approved by our board of directors on November 20, 2018:

●	On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. The Company will amortize the grant date fair market value of $264 thousand to stock compensation expense on a straight line basis across the three year vesting period beginning on January 2, 2019.

●	Effective as of January 1, 2019, Danny Schoening, CEO and Karen Hawkins, CFO received an 8% salary increase.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

Stock Compensation

(thousands)

	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	September 30, 2018

Stock Options	$-	$-	$-	$8	$-	$-
Restricted Stock Units	26	36	84	109	227	49
Total Stock Compensation	$26	$36	$84	$117	$227	$49

Note 8 Stockholders’ Equity

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend payment on July 12, 2017, for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. During the three and nine months ended July 1, 2018, Optex Systems Holdings recorded $0 and $523 thousand in declared dividends for share and warrant holders of record as of the 12th day of January and April 2018. The dividends were paid on the 19th of each of the respective months with the last payment on April 19, 2018. As of period ended June 30, 2019, there were no declared or outstanding dividends payable.

Common stock

As of September 30, 2018, the outstanding common shares were 8,333,353. On January 7, 2019, there were 55,565 common shares issued, net of tax withholding, in settlement of 82,500 restricted stock units which vested on January 1, 2019. On June 12, 2019, there were 47,504 warrants exercised for common stock at $1.50 per share for total proceeds of $72 thousand. As of June 30, 2019, the outstanding common shares are 8,436,422.

Note 9 Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2018 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended June 30, 2019, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

●	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On September 10, 2018, we announced we have been awarded over $7 million in new contracts to date during the fourth fiscal quarter of 2018. The majority of these contracts are for Laser Protected Periscopes but also contain Non-Laser Protected Periscopes and various Sighting Systems.

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

●	On February 12, 2019, the Company announced a $1.9 Million order from Defense Logistics Agency Troop Support, Philadelphia. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On March 4, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $1.3 Million over a 3-5 year period and a Firmed Fixed Price award for $0.7 Million for 2019 and 2020 delivery.

●	On May 20, 2019, the Company announced a $1.2 Million order from Atlantic Diving Supply through the U.S. Governments TLS Program for newly designed Laser Filter Units will be manufactured at the Applied Optics Center (AOC) Division.

●	On June 10, 2019, the Company announced it has been awarded a $1.3 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

Recent Events

Stock & Warrant Repurchases

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

On June 26, 2019, we repurchased 88,081 of the outstanding warrants from private investors at a warrant price of $0.85 per warrant, for a total purchase price of $75 thousand. Upon repurchase, the warrants were cancelled.

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

The table below summarizes our three month operating results for the three and nine month periods ended June 30, 2019 and July 1, 2018, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ending		Nine months ending
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net Income (Loss) (GAAP)	$376	$586	$1,428	$3,123
Add:
Loss (Gain) on Change in Fair Value of Warrants	(81)	(4)	465	(2,010)
Federal Income Tax Expense (Benefit) - Current	(35)	137	236	144
Depreciation	86	80	255	241
Stock Compensation	26	36	84	117
Royalty License Amortization	8	8	23	22
Interest Expense	5	4	17	16
Adjusted EBITDA - Non GAAP	$385	$847	$2,508	$1,653

Our adjusted EBITDA decreased by ($0.4) million to $0.4 million during the three months ended June 30, 2019 as compared to $0.8 million during the three months ended July 1, 2018. The reduction in the three month EBITDA from the prior year three month period is primarily driven by lower revenue of ($0.8) million in the current period, changes in product mix and higher production costs on our Optex segment periscope production line. For the nine months ended June 30, 2019, our adjusted EBITDA increased by $0.8 million to $2.5 million as compared to $1.7 million during the nine months ended July 1, 2018. EBITDA improvements during the nine month period as compared to the prior year period are directly correlated with a significant increase in revenue of $2.9 million, or 18.6% from $15.4 million, to $18.3 million, changes in product mix and increases gross margin across both operating segments. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and nine months ended June 30, 2019, we recognized a gain on the change in fair value of warrants of $0.1 million and a loss on the change in fair value of warrants of ($0.5) million, respectively, as compared to a gain of $0 million and $2 million in the prior year three and nine month periods. As this is a non-cash gain driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three and nine months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and nine months ended June 30, 2019 and July 1, 2018 reconciled to the Consolidated Results of Operations as presented in Item 1, “Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

Three months ended

	June 30, 2019				July 1, 2018
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,571	$1,776	$-	$5,347	$4,114	$2,010	$-	$6,124
Intersegment Revenues	-	622	(622)	-	-	436	(436)	-
Total Segment Revenue	3,571	2,398	(622)	5,347	4,114	2,446	(436)	6,124

Total Cost of Sales	3,013	1,883	(622)	4,274	3,107	1,957	(436)	4,628

Gross Margin	558	515	-	1,073	1,007	489	-	1,496
Gross Margin %	15.6%	21.5%	-	20.1%	24.5%	20.0%	-	24.4%

General and Administrative Expense (1)	634	148	26	808	608	129	36	773
Segment Allocated G&A Expense	(171)	171	-	-	(159)	159	-	-
Net General & Administrative Expense	463	319	26	808	449	288	36	773

Operating Income (Loss)	95	196	(26)	265	558	201	(36)	723
Operating (Loss) %	2.7%	8.2%	-	5.0%	13.6%	8.2%	-	11.8%

Gain (Loss) on Change in Fair Value of Warrants	-	-	81	81	-	-	4	4
Interest Expense	-	-	(5)	(5)	-	-	(4)	(4)

Net Income (Loss) before taxes	$95	$196	$50	$341	$558	$201	$(36)	$723
Net Income (Loss) %	2.7%	8.2%	-	6.4%	13.6%	8.2%	-	11.8%

Our total revenues decreased by ($0.8) million or (12.7%) during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018. Decreased revenues during the three months were driven by decreased revenue of ($0.6) million at the Optex Richardson segment and ($0.2) million for the Applied Optics Center. The Optex Richardson revenue decrease is primarily attributable to lower revenue on our sighting systems during the current quarter due completion of the DDAN spare order contracts during the first quarter of 2019. The Applied Optics decrease in revenue is directly attributable to lower customer orders and deliveries for commercial optical assemblies, partially offset by increased demand for military coated filter and window assemblies. Current quarter Intersegment revenues are above the prior year by $0.2 million due to increased periscope orders in the current fiscal year. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Systems periscope line.

Gross margin and the gross margin percentages decreased during the three months ending June 30, 2019 as compared to the prior year period. Total gross margin decreased by ($0.4) million, and (4.3%) to 20.1% from 24.4% on lower revenue, changes in product mix and increased periscope production costs. The Optex Richardson gross margin decreased by ($0.4) million and the gross margin percentage decreased by (8.9%) from 24.5% to 15.6%. The decline in gross margin for Optex Richardson during the period as compared to the prior year period is driven by decreased revenue, increased production costs on our periscope line during the current period, and changes in product mix away from higher margin sighting systems shipped in the prior year period. With the ramp up in production quantities during the current year, we have encountered increased labor production costs on our periscope product group driven by supplier and labor productivity issues. Periscope production costs increased during the period due to additional rework and labor inefficiencies caused by supplier quality issues and delays combined with employee turnover during a tight labor market and extensive reliance on a temporary labor force to meet increased customer demand. We are currently implementing several initiatives to supplement our supplier base and improve production processes to minimize production rework and increase labor productivity. The Applied Optic Center gross margin increased by slightly, by $0.03 million and the gross margin percentage increased by 1.5% from 20.0% to 21.5%. The increase in Applied Optics Center margin is primarily driven by a shift in revenue mix from our commercial optical assemblies toward more profitable military products combined with manufacturing yield improvements in the military filter coating process.

During the three months ending June 30, 2019 and July 1, 2018, the Applied Optics Center absorbed $0.2 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating income decreased by ($0.4) million in the three months ending June 30, 2019, to $0.3 million, as compared to the prior year period operating income of $0.7 million. Decreased operating income was primarily attributable to the decrease in revenue and gross margin at the Optex Systems operating segment.

Results of Operations Selected Financial Info by Segment

(Thousands)

Nine months ended

	June 30, 2019				July 1, 2018
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$12,047	$6,278	$-	$18,325	$9,102	$6,349	$-	$15,451
Intersegment Revenues	-	1,432	(1,432)	-	-	1,265	(1,265)	-
Total Segment Revenue	12,047	7,710	(1,432)	18,325	9,102	7,614	(1,265)	15,451

Total Cost of Sales	9,407	5,854	(1,432)	13,829	7,033	6,078	(1,265)	11,846

Gross Margin	2,640	1,856	-	4,496	2,069	1,536	-	3,605
Gross Margin %	21.9%	24.1%	-	24.5%	22.7%	20.2%	-	23.3%

General and Administrative Expense	1,826	440	84	2,350	1,834	381	117	2,332
Segment Allocated G&A Expense	(512)	512	-	-	(476)	476	-	-
Net General & Administrative Expense	1,314	952	84	2,350	1,358	857	117	2,332

Operating Income (Loss)	1,326	904	(84)	2,146	711	679	(117)	1,273
Operating Income (Loss) %	11.0%	11.7%	-	11.7%	7.8%	8.9%	-	8.2%

Gain (Loss) on Change in Fair Value of Warrants	-	-	(465)	(465)	-	-	2,010	2,010
Interest Expense	-	-	(17)	(17)	-	-	(16)	(16)

Net Income (Loss) before taxes	$1,326	$904	$(566)	$1,664	$711	$679	$1,877	$3,267
Net Income (Loss) before taxes %	11.0%	11.7%	-	9.1%	7.8%	8.9%	-	21.1%

Our total revenues increased by $2.9 million or 18.6% during the nine months ending June 30, 2019 as compared to the nine months ending July 1, 2018. Increased revenues during the nine month period were primarily driven by increased revenue of $2.9 at the Optex Richardson plant. Higher U.S. defense spending in periscopes, collimator assemblies, laser filters and other optical assemblies is the primary contributor to increased revenue during the period. Increased defense spending for coated laser filter and windows at our Applied Optics Center was offset by lower customer spending on commercial optical assemblies. Intersegment revenues increased by $0.2 million during the period, primarily in the third quarter, from $1.2 million to $1.4 million in support of the higher annual periscope production demands. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Richardson periscope line. We anticipate strong fourth quarter 2019 revenue as compared to our prior year fourth quarter and the most recent quarter ended June 30, 2019 to be driven by increased production rates for the Optex Richardson “other” product line with higher margin MRS collimator, mirror, cell and beam-splitter assemblies deliverable during the next three months. Optex Richardson revenues for the periscope products during the next three months are projected to approximate the most recent three month period ended June 30, 2019, at levels approximately 10-12% above the 2018 fourth quarter level. We anticipate the periscope revenues to begin increasing more significantly into the first half of fiscal year 2020 as ongoing initiatives to improve our supplier base, reduce rework and increase labor productivity come to full fruition. Optex Richardson sighting systems revenue projections remain at a consistent level as the second and third quarters of the current fiscal year, as higher priced DDAN sighting system spare contracts were completed during the first quarter of 2019. More recent DDAN sighting systems spare contract awards in our period end backlog are scheduled for 2020-2021 deliveries. Last, with significant new orders received during the second and third fiscal quarters our Applied Optics segment customer backlog has increased by 22.4% from the prior year level. The Applied Optics Center is solidly positioned for an increase in revenue during the fourth fiscal quarter which we expect to exceed both the prior year level and the most recently ended three month period.

The consolidated gross margin and gross margin percentages increased by $0.9 million and 1.2% during the nine months ending June 30, 2019 as compared to the prior year period. Total gross margin increased to 24.5% from 23.3%. The Optex Richardson gross margin increased by $0.6 million from $2.0 million to $2.6 million on higher revenue, whereas the gross margin percentage declined slightly by (0.8%) from 22.7% to 21.9% on changes in mix from higher margin sighting systems in the prior year nine month period to less profitable periscopes, in addition to increased rework and labor inefficiencies encountered during the year. The increased revenue and annual production volume for Optex Richardson periscopes and other product lines, along with the corresponding contribution margin towards fixed costs offset a significant portion of the rework and labor cost increases encountered on the periscope line during the nine month period. The Applied Optic Center gross margin increased by $0.3 million and the gross margin percentage increased by 3.9% from 20.2% to 24.1%. The increase in Applied Optics Center margin is primarily driven by a shift in revenue mix from our commercial optical assemblies toward more profitable military products combined with manufacturing yield and quality improvements on the military filter and commercial optical assembly lines. Although our recent consolidated three month performance for both revenue and gross margin during the period ended June 30, 2019 did not meet our expectations, we are projecting a strong 2019 fiscal year end, with both consolidated revenues and gross margin performance in the final quarter of 2019 to exceed the 2018 final quarter, and higher revenue and gross margin performance year over year in both operating segments.

During the nine months ending June 30, 2019 and July 1, 2018, the Applied Optics Center absorbed $0.5 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our consolidated operating income increased by $0.9 million, in the nine months ending June 30, 2019, to $2.1 million, as compared to the prior year period operating income of $1.2 million. Increased operating income was primarily attributable to the increase in revenue at both operating segments combined with significant gross margin improvement at the Applied Optics Center segment. We anticipate a continued favorable operating profit trend during the final three months of the 2019 fiscal year on additional revenue growth, continued gross margin improvements and shifts in product mix and revenues between segments.

During the nine months ending June 30, 2019 we recognized a ($0.5) million loss on change in valuation of warrant liabilities as compared to a $2.0 million gain in the prior year period. The loss during the current nine month period was primarily driven by an increase in the stock price from $1.71 as of September 30, 2018 to $2.06 as of June 30, 2019. The changes in valuation on warrants are not allocated by segment as they relate to non-cash expenses which recognize fair value changes on warrants due to market conditions beyond the control of the segment operating activities.

Backlog

Backlog as of June 30, 2019, was $26.4 million as compared to a backlog of $23.3 million as of September 30, 2018, representing an increase of $3.1 million or 13.3%. During the nine months ended June 30, 2019, the Company booked $21.4 million in new orders, representing a $2.2 million, or an 11.5% increase from the booked orders of $19.2 million in the prior year nine months ended July 1, 2018.

The following table depicts the current expected delivery by period of all contracts awarded as of June 30, 2019 in millions of dollars:

Product Line	2019 Q4 Delivery	2020+ Delivery	Total Backlog 6/30/2019	Total Backlog 9/30/2018	Variance	% Chg
Periscopes	$2.2	$6.5	$8.7	$8.3	$0.4	4.8%
Sighting Systems	0.2	4.0	4.2	1.7	2.5	147.1%
Other	2.0	3.3	5.3	6.6	(1.3)	(19.7%)
Optex Systems - Richardson	$4.4	$13.8	$18.2	$16.6	$1.6	9.6%
Applied Optics Center - Dallas	2.3	5.9	8.2	6.7	1.5	22.4%
Total Backlog	$6.7	$19.7	$26.4	$23.3	$3.1	13.3%

Optex Systems - Richardson:

During the nine months ended June 30, 2019, backlog for the Optex Systems Richardson segment increased by $1.6 million, or 9.6%, to $18.2 million from the fiscal year-end backlog of $16.6 million. The increased backlog was primarily driven by an increase of $2.5 million, or 147.1% in the sighting systems product group and an increase of $0.4 million, or 4.8% in periscopes. Optex Richardson backlog declined on other products by ($1.3) million, or (19.7%) from our fiscal year-end backlog as we continue ship muzzle reference system (MRS) collimator assembly units and assorted spare window, mirror and cell assembly units against our existing contracts awarded in 2018.

During the nine months ended June 30, 2019 we booked new periscope orders of $8.5 million, representing a 14.9% increase of $1.1 million over the $7.4 million in periscope orders booked during the prior year nine months ended July 1, 2018. The new periscope orders span multiple customers and include both our standard acrylic periscopes as well as Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2020. We anticipate additional periscope contracts in addition to task order awards against our existing IDIQ contracts for delivery in 2020 and beyond.

We booked new orders of $2.5 million in sighting systems and $2.5 million in other product lines during the nine months ended June 30, 2019 for a total of $5.0 million in new orders as compared to the prior year levels of $4.8, consisting of $1.7 million and $3.1 million in sighting systems and other product lines, respectively.

Applied Optics Center – Dallas

During the nine months ended June 30, 2019, the Applied Optics Center backlog increased by 22.4%, or $1.5 million, to $8.2 million from the fiscal year end level of 6.7 million. New orders for our Applied Optics Center were $7.9 million in the nine months ended June 30, 2019 as compared to $7.0 million in the prior year nine month period. We anticipate additional orders during the next three months for deliveries in fiscal year 2020.

The Company continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We continue exploring new market opportunities for our M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets both domestically and internationally.

Three Months Ended June 30, 2019 Compared to the Three Months Ended July 1, 2018

Revenues. In the three months ended June 30, 2019, revenues decreased by ($0.8) million or (12.7%) from the respective prior period in fiscal year 2018 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	June 30, 2019	July 1, 2018	Variance	% Chg
Periscopes	$2,254	2,375	(121)	(5.1)
Sighting Systems	198	1,548	(1,351)	(87.3)
Other	1,119	191	928	485.9
Optical Systems – Richardson	3,571	4,114	(543)	(13.2)
Applied Optics Center – Dallas	1,776	2,010	(234)	(11.6)
Total Revenue	$5,347	6,124	(777)	(12.7)

Revenues on our periscope line decreased by ($0.1) million or (5.1%) during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 as Optex-Richardson encountered higher production rework and labor inefficiencies driven by supplier and production issues during the period.

Sighting systems revenues for the three months ending June 30, 2019 decreased by ($1.4) million or (87.2%) from revenues in the prior year period due to completion of the previous DDAN sighting system contract in the first quarter of 2019.

Other product revenues increased by $0.9 million, or 485.9%, to $1.1 million during the three months ending June 30, 2019 as compared to $0.2 million in the prior year period primarily due to increased deliveries against MRS collimator, mirror, cell and beam-splitter assemblies against on contract awards received in the prior year for 2019 delivery.

Applied Optics Center revenue decreased ($0.2) million or (11.6%) during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 primarily due to decreases in deliveries for commercial optical assemblies of ($0.6) million, offset with increases of $0.4 million in deliveries on military laser filters and windows. During the quarter, we experienced a sizable shift in product mix from commercial to military products as compared to the prior year period due to higher military spending, and lower customer demand for optical assemblies used in commercial rifle scopes. On June 10, 2019, the Company announced it has been awarded a $1.33 Million order as part of a multi-year strategic supplier agreement for additional commercial optical devices. Deliveries on this award is scheduled to begin in September 2019 and continue into the second quarter of fiscal year 2020.

Gross Margin. The gross margin during the three month period ending June 30, 2019 was 20.1% of revenue as compared to a gross margin of 24.4% of revenue for the period ending July 1, 2018. Cost of sales decreased to $4.3 million for the current period as compared to the prior year period of $4.6 million on lower revenues of ($0.8) million. The gross margin decreased by ($0.4) million in the current year period to $1.1 million as compared to the prior year period of $1.5 million. We attribute the decrease in gross margin to lower revenue, changes in product mix, and increased production costs on our periscope products between the respective periods.

G&A Expenses. During the three months ended June 30, 2019 and July 1, 2018, we recorded operating expenses of $0.8 million.

Operating Income. During the three months ended June 30, 2019, we recorded an operating income of $0.3 million, as compared to operating income of $0.7 million during the three months ended July 1, 2018. The ($0.4) million decrease in operating income in the current year period over the prior year period is primarily due to lower gross margin and revenue during the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended June 30, 2019, we recognized a $0.1 million gain on change in the fair value of warrants as compared to a $0 gain in three months ending July 1, 2018. The current period gain in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior March 31, 2019 period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income (Loss) applicable to common shareholders. During the three months ended June 30, 2019, we recorded a net income applicable to common shareholders of $0.25 million as compared to a net income applicable to common shareholders of $0.39 million during the three months ended July 1, 2018. The decrease in net income of ($0.14) million is primarily attributable to decreased operating income of ($0.4) million, changes in the gain on the fair value of warrant liabilities of $0.1 million, lower federal income tax expenses of $0.2 million between the respective periods.

Nine months Ended June 30, 2019 Compared to the Nine months Ended July 1, 2018

Revenues. In the nine months ended June 30, 2019, revenues increased by $2.9 million or 18.6% from the respective prior period in fiscal year 2018 as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	June 30, 2019	July 1, 2018	Variance	% Chg
Periscopes	$7,675	5,552	2,123	38.2
Sighting Systems	1,087	2,787	(1,700)	(61.0)
Other	3,285	763	2,522	330.5
Optical Systems – Richardson	12,047	9,102	2,945	32.4
Applied Optics Center – Dallas	6,278	6,349	(71)	(1.1)
Total Revenue	$18,325	15,451	2,874	18.6

Revenues on our periscope line increased by 38.2%, or $2.1 million from $5.6 million to $7.7 million during the nine months ended June 30, 2019 as compared to the nine months ended July 1, 2018 on higher customer demand driven by increased U.S. government military spending. Optex Richardson revenues for the periscope products during the next three months are projected to approximate the most recent three month period ended June 30, 2019, at levels approximately 10-12% above the 2018 fourth quarter level. We anticipate the periscope revenues to begin increasing more significantly into the first half of fiscal year 2020 as ongoing initiatives to improve our supplier base, reduce rework and increase labor productivity come to full fruition.

Sighting systems revenues for the nine months ending June 30, 2019 decreased by ($1.7) million or (61.0%) from revenues in the prior year period. We anticipate the reduction in sighting system revenue will continue through the end of the year as the previous DDAN sighting system contract was completed in the first quarter of 2019. During the nine months ending June 30, 2019, we received an additional DDAN spare order of $0.9 million for delivery in fiscal years 2020 and 2021.

Other product revenues increased by $2.5 million, or 330.5%, to $3.3 million during the nine months ending June 30, 2019 as compared to $.8 million in the prior year period primarily due to increased orders for MRS collimator, mirror, cell and beam-splitter assemblies over the prior year level. Based on our current backlog as compared to the prior year fourth quarter, we expect significantly higher revenues in the other product group to continue through the next three months more than offsetting the reductions in sighting systems revenue during the period.

Applied Optics Center revenue decreased ($0.1) million or (1.1%) during the nine months ended June 30, 2019 as compared to the nine months ended July 1, 2018 primarily due to decreases in customer demand for commercial optical assemblies of ($1.9) million, offset with increased customer orders and deliveries on coated military laser filters and windows of $1.8 million. During the nine month period, we experienced a sizable shift in product mix from commercial to military products as compared to the prior year due to higher military spending, and lower customer demand for optical assemblies used in commercial rifle scopes. On June 10, 2019, the Company announced it has been awarded a $1.33 Million order as part of a multi-year strategic supplier agreement for additional commercial optical devices. Deliveries on this award is scheduled to begin in September 2019 and continue into the second quarter of fiscal year 2020. With significant new orders received during the second and third fiscal quarters our Applied Optics segment customer backlog has increased by 22.4% from the prior year level. The Applied Optics Center is solidly positioned for an increase in revenue during the fourth fiscal quarter which we expect to exceed both the prior year level and the most recently ended three month period.

Gross Margin. The gross margin during the period ending June 30, 2019 was 24.5% of revenue as compared to a gross margin of 23.3% of revenue for the period ending July 1, 2018. Cost of sales increased to $13.8 million for the current period as compared to the prior year period of $11.8 million on increased revenues of $2.9 million. The gross margin increased by $0.9 million in the current year period to $4.5 million as compared to the prior year period of $3.6 million. We attribute the improvement in gross margin to increased revenue and the corresponding contribution margin towards fixed costs combined with changes in product mix and cost efficiency improvements at our Applied Optics Center between the respective periods.

G&A Expenses. During the nine months ended June 30, 2019 and July 1, 2018, we recorded operating expenses of $2.3 million.

Operating Income. During the nine months ended June 30, 2019, we recorded an operating income of $2.1 million, as compared to an operating income of $1.3 million during the nine months ended July 1, 2018. The $0.9 million increased operating income in the current year period over the prior year period is primarily due to increased gross margin on higher revenue in the current year quarter as compared to the prior year period.

Other Income (Expense). During the nine months ended June 30, 2019, we recognized a ($0.5) million loss on change in the fair value of warrants as compared to a $2.0 million gain in nine months ending July 1, 2018. The current period loss in the fair value of warrants is primarily attributable to a substantial increase in the common stock market price from $1.71 as of September 30, 2018 to $2.06 as of June 30, 2019, combined with changes in stock volatility, U.S treasure rates and the remaining term of the warrants. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”

Net Income applicable to common shareholders. During the nine months ended June 30, 2019, we recorded a net income applicable to common shareholders of $1.0 million as compared to net income applicable to common shareholders of $2.1million during the nine months ended July 1, 2018. The decrease in net income of ($1.1) million is primarily attributable to increased operating income of $0.9 million offset by the increase in the fair value of warrant liability of ($2.5) million, increased federal income taxes of ($0.1) million and changes in declared and deemed dividends on participating securities of $0.6 million.

Liquidity and Capital Resources

As of June 30, 2019, the Company had working capital of $10.6 million, as compared to $8.5 million as of September 30, 2018. During the nine months ended June 30, 2019, the Company generated operating income of $2.1 million as compared to operating income of $1.3 million and an increase of $2.9 million in revenues to $18.3 million as compared to the $15.4 million in the prior year period ended July 1, 2018. The Company’s adjusted EBITDA increased by $0.9 million during the nine months ended June 30, 2019 to $2.5 million from $1.6 million during the nine months ended July 1, 2018. Backlog as of June 30, 2019 has increased by $3.1 million or 13.3% to $26.4 million as compared to backlog of $23.3 million as of September 30, 2018.

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

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At June 30, 2019, the Company had approximately $0.9 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of June 30, 2019 our outstanding accounts receivable was $2.2 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2019 on revenue growth and increased product gross margins. Our operating income of $2.1 million during the first nine months of fiscal year 2019 marked a significant improvement of $0.9 million from the prior year first nine month operating income of $1.2 million. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. We have experienced significant increases in our customer backlog from the prior year on increased customer orders and multiyear contracts, primarily in our defense products. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

In 2018 the Board of Directors approved two separate purchases 200,000 shares and 500,000 shares of its common stock in two separate private transactions for $1.00 per share each for a total of $700,000. All of the stock repurchases have been returned to the treasury.

During the twelve months ended September 30, 2018 the Company declared $523 thousand in dividends and paid $784 thousand during the fiscal year. As of September 30, 2018 and June 30, 2019 there are no outstanding declared and unpaid dividends.

In June 2019, the Board of Directors approved the repurchase and subsequent cancellation of 88,081 its outstanding investor warrants in a private transaction for $0.85 per warrant for a total of $74,869.

Cash Flows for the Period from September 30, 2018 through June 30, 2019

Cash and Cash Equivalents: As of June 30, 2019 and September 30, 2018, we had cash and cash equivalents of $0.9 and $1.1 million, representing a net change of ($0.2) million.

Net Cash Used in Operating Activities. Net cash used in operating activities during the nine months from September 30, 2018 to June 30, 2019 totaled $15 thousand. The primary use of cash during the period relate increases in inventory of ($1.8) million, offset by net income of $1.4 million, non-cash depreciation and loss on change in the fair value of warrants of $0.5 million and a decrease in customer deposits (deferred revenue) of ($0.3) million.

Net Cash Used in Investing Activities. In the nine months ended June 30, 2019, cash used in investing activities was ($0.1) million for purchases of equipment.

Net Cash Used In by Financing Activities. Net cash used in by financing activities was ($0.1) million during the nine months ended June 30, 2019 and relate to payment of $50 thousand against the revolving credit facility and cash paid for taxes withheld on net settled restricted stock units. Additional cash used of ($75) thousand for the repurchase of warrants was offset by cash proceeds of $72 thousand for the exercise of 47,504 warrants held by investors into common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three and nine months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2019	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2019	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

