Form 10-K
period 2019-09-29
Optex Systems Holdings Inc
filed 2019-12-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
None.

The aggregate market value of the 4,944,573 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQB on March 21, 2019 was $9,889,146.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 16, 2019
Common Stock	8,436,422

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

Recent Events

Board Changes

On November 4, 2019, the Board of Directors of Optex Systems Holdings, Inc. (the “Company”) appointed three new directors: Larry Hagenbuch, Dale Lehmann and Rimmy Malhotra, all of whom have been qualified as independent as defined under Nasdaq Listing Rules by the Board. All three new independent directors will be compensated in accordance with the Company’s non-employee director compensation policies. Larry Hagenbuch will serve as the Audit Committee Chair and Rimmy Malhotra will serve as the Compensation Committee Chair. Bill Bates and Karen Hawkins have resigned as directors of the Company in order to enable the Company to have this reconstituted Board comprised of a majority of independent directors. David Kittay also resigned from the Company’s Board and Audit Committee to pursue other business interests.

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

On November 14, 2019, the Board of Directors reviewed the compensation for nonemployee directors and concluded to keep the compensation at the current $5.5 thousand per quarter served. The board determined to revisit the independent board compensation during the first calendar quarter of 2020.

On November 19, 2019, the Board of Directors of Optex Systems Holdings, Inc. approved annual executive bonuses for Danny Schoening, CEO and Karen Hawkins, CFO of $75 thousand and $54 thousand, respectively, to be paid in December 2019.

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

Upon repurchase in the aforementioned transactions, the shares were returned to treasury and cancelled thereby reducing the total outstanding common stock.

On June 26, 2019, we repurchased 88,081 of the outstanding warrants from private investors at a warrant price of $0.85 per warrant, for a total purchase price of $75 thousand. Upon repurchase, the warrants were cancelled.

Recent Orders

●	On February 19, 2018, we announced we have been awarded three separate multi-year Indefinite Delivery Indefinite Quantity (IDIQ) awards through Defense Logistics Agency (DLA) for Laser Protected Periscopes for a total combined amount of up to $7.7 million over a 3-5 year period.

●	On March 27, 2018, we announced we have been awarded a $1.62 million purchase order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On September 10, 2018, we announced we have been awarded over $7 million in new contracts to date during the fourth fiscal quarter of 2018. The majority of these contracts are for Laser Protected Periscopes but also contain Non-Laser Protected Periscopes and various Sighting Systems.

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

●	On February 12, 2019, the Company announced a $1.9 Million order from Defense Logistics Agency Troop Support, Philadelphia. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On March 4, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $1.3 Million over a 3-5 year period and a Firmed Fixed Price award for $0.7 Million for 2019 and 2020 delivery.

●	On June 10, 2019, the Company announced it has been awarded a $1.3 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On November 12, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 Million over a 5 year period.

●	On December 3, 2019 the Company announced a shared award for a maximum of $35 Million for Improved Commander Weapon System (ICWS) periscopes under a three year Indefinite Delivery - Indefinite Quantity (IDIQ) contract with two additional optional years. Optex and another recipient have been awarded this shared award from Defense Logistics Agency, Land and Maritime. Each company’s portion of the award will depend on price and performance over the ordering periods.

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

Specific product categories are grouped by product line and include:

Product Line	Product Category
Periscopes	Laser & Non Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	Laser Filter Interface, Optical Assemblies, ACOG Laser filter, Day Windows, Binoculars

Location and Facility

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities between Richardson, Texas and Dallas, Texas. As of December 9, 2019, we had 112 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of December 9, 2019, the Richardson facility operated with 77 full time equivalent employees in a single shift operation.

In November 2014, we acquired the Applied Optics Center (formerly a business unit of L-3 Communications, Inc.), which is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 9, 2019, the Applied Optics Center operated with 35 full time equivalent employees in a single shift operation.

Contracts

Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”. As a small business, and subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

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

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of November 8, 2019, approximately 5% of our material requirements are single-sourced across 7 suppliers representing approximately 5% of our active supplier orders. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

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

International Traffic in Arms Regulations (ITAR)	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act (TINA)	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $750,000 for contracts entered into prior to June, 30, 2018. On July 1, 2018, the threshold for obtaining certified cost and pricing data increased substantially from $750,000 to two million dollars. The change was authorized by the Department of Defense pursuant to a class deviation, pending official rulemaking and publication in the Federal Acquisition Regulation (“FAR”) Section 811 of the fiscal year 2018 NDAA. The law requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete. A contracting officer may still request cost or price data, if necessary, without certification, to determine whether the proposed cost or price is fair and reasonable for contracts which are below the threshold.

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

The aforementioned licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of December 9, 2019):

	Fiscal Year	Number of	Total Contract
Active ITAR Licenses	of Expiration	Licenses	Value of Licenses

DSP-5
Issued in Fiscal Year 2016	2020	19	$1,789,141
Issued in Fiscal Year 2017	2021	6	1,686,003
Issued in Fiscal Year 2018	2022	8	2,742,658
Issued in Fiscal Year 2019	2023	4	20,934,845
Total DSP-5 Licenses		37	$27,152,647

DSP-6 (no active licenses)	N/A	—	$—

DSP-73
Issued in Fiscal Year 2019	2023	1	$4,000
Total DSP-73 Licenses		1	$4,000

BIS-711
Issued in Fiscal Year 2017	2021	8	$1,708,894
Issued in Fiscal Year 2018	2022	4	113,907
Issued in Fiscal Year 2019	2023	4	3,413
Total BIS-711 Licenses		16	$1,826,214

Total All Licenses		54	$28,982,861

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

The terms of our material contracts are as follows (updated as of September 29, 2019):

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Remaining Value(3) (millions)	Delivery Period

GDLS - Canada(4)	Subcontract	FFPQ	$1.6	$1.1	Dec 2017- Feb 2022
Periscopes	PO 35506523

DLA Land at Aberdeen(5)	Prime	IDIQ	$4.4	$0.3	Jan 2018- Dec 2019
Laser Filter Assemblies (AOC)	SPRBL117D0008

GDLS – Canada(6)	Subcontract	FFPQ	$2.1	$1.2	Oct 2017- Feb 2022
Sighting Systems	PO 35515590

DLA Land and Maritime(7)	Prime	IDIQ	$2.2	$0.1	Oct 2017- Dec 2019
Periscopes	SPE7LX17D0053

DLA Warren(8)	Prime	FFPQ	$2.6	$1.0	Oct 2018- Oct 2019
Collimator Assembly - Other	SPRDL118C0087

DLA Land and Maritime(9)	Prime	IDIQ	$1.3	$-	No current open task orders
Periscopes	SPE7LX18D0038

DLA Land and Maritime(10)	Prime	IDIQ	$1.3	$0.3	Jul 2018- Mar 2020
Periscopes	SPE7LX18D0039

DLA Land and Maritime(11)	Prime	IDIQ	$3.4	$1.3	Jul 2018- Jan 2020
Periscopes	SPE7MX18D0061

DLA Land and Maritime(12)	Prime	IDIQ	$0.3	$0.3	Aug 2019- Dec 2019
Periscopes	SPE7LX18D0108

U.S. Army Contracting Command-Warren(13)	Prime	IDIQ	$2.5	$0.3	Apr 2017- Jun 2020
Periscopes	SPRDL116D0062/ W56HZV19F0544

General Dynamics-Canada(14)	Subcontract	FFP	$0.9	$0.9	Jul 2020- Dec 2020
Sighting Systems	PO 35558221

DLA Land and Maritime(15)	Prime	FFP	$2.0	$2.0	Oct 2019- Jun 2020
Glass Periscopes	SPE7M819C003

General Dynamics(16)	Subcontract	IDIQ	$2.0	$1.0	Aug 2017- Oct 2021
Day Windows (AOC)	PO 40269398

DLA Troop Support(17)	Prime	IDIQ	$1.9	$1.6	Mar 2019- Sep 2020
Day Windows (AOC)	SPE8E619CF009

DLA Land and Maritime(18)	Prime	IDIQ	$-	$-	No task awards as of current date
Periscopes	SPE7LX19D0089

DLA Land and Maritime(19)	Prime	FFP	$0.7	$0.6	Aug 2019- Dec 2019
Periscopes	SPE7M819P1690

ADS Inc.(20) Laser Filter Unit and ARD	Subcontract	FFP	$1.3	$0.9	Nov 2019- Apr 2020
Assy, 24mm	PO 1024867

(1)	FFPQ – Firm fixed price and quantity, IDIQ – Indefinite delivery indefinite quantity, PP – Progress Billable. Payment terms on shipments are net 30 or net-45 days.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to us. The total award value represents already awarded delivery order contracts. Based on our historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of October 30, 2017. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been our experience that these clauses are rarely invoked.
(4)	Contract quantity awarded on December 14, 2016 for laser protected periscopes installed on Light Armored Vehicles in the Middle East.
(5)	Five year IDIQ contract for Light Interference Filter Assemblies awarded on July 3, 2017. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017. The Company expects to generate between $8.4 and $12.4 million in revenue over the next five year period from this contract. As of September 29, 2019 three task orders against the contract have been released for a total value of $4.4 million to date.
(6)	Contract awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The in-service support will continue over the next three years for their existing fleet of Light Armored Vehicles.
(7)	Three year IDIQ contract for periscopes awarded on September 18, 2017. The contract includes three base years and two option years. The based contract expires September 11, 2020. The company expects to generate between $1.5 and $2.4 million in revenue over the next five year period from this contract. As of September 29, 2019 total task orders awarded against the contract were $1.5 million.
(8)	Initial contract award on December 7, 2017 for $0.8 million with subsequent modifications bringing the total contract value to $2.6 million as of September 29, 2019.
(9)	Contract awarded February 11, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 29, there was $1.3 million in task orders released against the contract which have been delivered.
(10)	Contract awarded February 16, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 29, there was $0.7 million in task orders released against the contract.
(11)	Contract awarded February 22, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 29, there was $1.1 million in task orders released against the contract.
(12)	Contract awarded September 5, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 29, 2019, there was $0.3 million task orders released against the base contract award.
(13)	Contract awarded July 20, 2016. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of five (5) years. As of September 29, 2019, there was $2.5 million task orders released against the contract award through ordering period 4.
(14)	Contract awarded July 20, 2016 for delivery of DDAN sighting system spare units.
(15)	Contract awarded November 19, 2018. This is a Firm Fixed Price order for Laser Protected Periscopes for delivery in 2019 and 2020.
(16)	Contract awarded February 6, 2017 with an additional quantity executed on January 24, 2019. This is a Firm Fixed Price order for Day Windows manufactured at the Applied Optics Center for delivery through October 2021.
(17)	Contract awarded February 11, 2019. This is a Firm Fixed Price order for Day Windows manufactured at the Applied Optics Center for delivery through November 2019.
(18)	Contract awarded March 4, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 29, 2019, there have been no task orders released against the base contract award.
(19)	Contract awarded February 27, 2019. This is a Firm Fixed Price order for Laser Protected Periscopes for delivery in August 2019 through December 2019.
(20)	Contract awarded May 6, 2019. This is a multi-year strategic supplier agreement for premium optical devices. Delivery for the current purchase order is November 2019 through April 2020 with early delivery accepted.

Market Opportunity — U.S. Military

During the twelve months ended September 29, 2019, approximately 87% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2010 through 2019 and estimated spending through 2024. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. Military spending peaked at $678.1 billion in 2011. As of fiscal year 2019 the total projected military spending is projected to be $652.2 billion, an overall increase of 8.6% over 2018 spending, but 3.8% below the peak spending in 2011. However, the military spending in the chart below depicts increased spending through 2024 of 14.4% from the current projected fiscal year 2019 level. The largest projected increases of 8.0% and 3.3% to occur in the 2020 and 2021 fiscal years, respectively.

Military spending was negatively impacted by the Budget Control Act of 2011 (BCA 2011), which was passed in August 2011. The BCA 2011 mandated a $917.0 billion reduction in discretionary spending over the next decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. During the years 2015-2019 Congress enacted additional legislative budget measures which eased the strict spending caps set forth in sequestration of the BCA 2011 through the 2021 fiscal budget year.

On February 9, 2018, Congress enacted the Bipartisan Budget Act of 2018 (BBA 2018), a budget stop gap resolution which lifted the sequestration limits on military spending by $165 billion through fiscal year 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA 2019) was signed into law. The BBA 2019 raises the budget caps for both defense and nondefense for FY 2020 and FY 2021, the final two years of the BCA 2011 discretionary cap period. The 2019 bill increases the defense base budget by $171 billion over the BCA 2011 and sets limits on the Overseas Contingency Operations (OCO) Emergency Funding of $141 billion over the two year period. Under the current law, there are no caps on defense and nondefense discretionary spending for FY 2022 and beyond.

We believe that the procurement budget increases in the federal government’s 2019 National Defense Authorization Act    (2019 NDAA) combined with the lifting of the 2011 budget sequestration cap on defense spending levels are favorable to the Company for its U.S. military products during the next two years. As of the filing date, the 2020 NDAA has not been passed through Congress.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2020, Table 3.2 Outlays by function and sub function, 1962-2024.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2020 for major ground system programs. The total fiscal year 2020 budget request for major ground system programs is decreased by 4.7% from the fiscal year 2019 levels and increased by 6.1% over the fiscal year 2018 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

				FY 2020
Major Weapon System Summary				Base	OCO	Total
($ in Millions)		FY 2018	FY 2019	Budget	Budget	Request
Ground Systems - Joint Service
JLTV	Joint Light Tactical Vehicle	$1,162.4	$1,928.3	$1,600.6	$41.0	$1,641.6
Ground Systems - USA
M-1	Abrams Tank Modification/Upgrades	1,784.0	2,652.0	2,221.2	13.1	2,234.3
AMPV	Armored Multi-Purpose Vehicle	742.6	784.5	360.7	221.6	582.3
PIM	Paladin Integrated Management	778.0	525.9	553.4	—	553.4
FMTV	Family of Medium Tactical Vehicles	278.7	172.8	108.8	—	108.8
FHTV	Family Of Heavy Tactical Vehicles	120.3	118.0	265.5	—	265.5
GMV	Ground Mobility Vehicle	44.6	44.0	40.0	—	40.0
Stryker	Stryker	981.3	442.9	750.8	4.1	754.9
Ground Systems - USMC
ACV	Amphibious Combat Vehicle	307.1	233.6	395.3	—	395.3
Total Ground Systems		$6,199.0	$6,902.0	$6,296.3	$279.8	$6,576.1

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2020 Budget Request”, March 2019

Market Opportunity — Foreign Military

Apart from the significant U.S. military spending increases experienced since 2018 and projected forward, we also continue to see substantial increases in foreign military sales (FMS) in our direct government contracts as well as through our major defense contract customers. Fiscal year 2018 saw a 33% increase in US FMS contracts, with fiscal year 2019 contracts at roughly the same high levels. Thus, we have increased efforts to promote our proven military products, as well as newly improved product solutions directly to foreign military representatives and domestic defense contractors supporting the FMS initiatives. Our products directly support FMS combat vehicles globally, including Canada, the Kingdom of Saudi Arabia, Kuwait, Morocco, Egypt, South America, and Israel.

In addition, we recently partnered with G&H for the supply of acrylic-based sighting system technology to meet European Customer requirements for a total package single-technology source supply. Some foreign customers desire the reduced weight and cost savings provided by acrylic based periscopes when compared directly to glass based periscopes. Our partnership will allow us to deliver this technology through ITAR licenses directly to them or their customers. G&H designs and manufactures periscopes and sighting systems for armored fighting vehicles under the Kent Periscopes brand. With a strong footprint in Europe and Asia, G&H supplies glass based products for both periscope external viewing and system sensor based imaging by commanders, drivers, and gunners.

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

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Harris Corporations, BAE, and NorcaTec), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and also as a commercial optical assembly supplier (Nightforce Optics, Cabela’s, Amazon). During the twelve months ended September 29, 2019, we derived approximately 88% of our gross business revenue from three major customers: U.S. government agencies (60%), one major defense contractor, (22%), one commercial customer (7%). We have approximately 116 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the exact same product. Three combat vehicles have a long history of service in the Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Under current Army modernization plans, the Army envisions all three vehicles in service with Active and National Guard forces beyond FY2028. Optex Systems provides periscopes and optical sighting systems in support of all three vehicle platforms. Since the early 2010’s, the U.S. Army has been upgrading its outdated Bradley design with the Operation Desert Storm-Situational Awareness model and since 2012, upgrading the underbelly armor to improve mine and improvised explosive device resistance. The Army is massively revving up its fleet of M2A4 and M7A4 Bradley Fighting Vehicles through a 2018 deal to add up to 473 of the new infantry carriers. The army is currently working on an A5 Bradley variant with vastly improved targeting sights and on-board power. The redesigned vehicle will support next-generation weapons systems and resolve the Bradley’s long-standing issues with weight and mobility. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements. On average, there has been a new improvement package every seven years. The Army is just beginning to receive the first of the latest Abrams upgrade, the System Enhancement Package Version 3 (SEPv3), with additional upgrades in development. Additionally, the US Army has announced contracts to produce 742 Stryker DVH vehicles, redesigned (dual v-hulled vehicles) to be more resistant to land mines, as retrofits and as new production vehicles. The Abrams, Bradley and Striker vehicles are the only production tanks currently in production by the government. This, in conjunction with the 30-year life span, supports their continued use through 2040. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq, and since 2007, Australia.

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

Manufacturing Space Planning

We currently lease 93,967 square feet of manufacturing space (see “Location and Facility”). Our current facilities are sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales basis. These cost reductions can then be either passed through directly to the bottom line or used for business investment.

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

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products. While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We possess three utility patents and two design patents.

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

On June 18, 2019 we were issued U.S. Patent No. 10,324,298 titled “Offset Image Wedge with Dual Capability and Alignment Technique”. The invention relates to an offset image wedge for use on a bore-sighted rifle mounted directly onto the scope via a clamp mounting device. The wedge allows for a dual image which can be aligned in the field and provides the user with a choice of either a bore-sighted image or an offset image without removing the wedge.

On July 11, 2017, we were issued U.S. Patent No. D791,852 S, for our Red Tail Digital Spotting Scope. We have a retail sales relationship with Cabela’s Inc. and Amazon, to distribute these scopes. They are currently the only digital spotting scope offered by Cabela’s. Our Red Tail Digital Spotting Scopes also received a favorable review from Trigger Magazine in 2017.

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

Employees

We had 101 full time equivalent employees as of September 29, 2019 which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized.

Leases

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities between Richardson, Texas and Dallas, Texas. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 29, 2019, there was zero in accrued loss provisions for loss contracts or cost overruns.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which renews on an annual basis and currently expires on December 1, 2020, and our Chief Financial Officer which expires on January 31, 2021, with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price. As of November 8, 2019, approximately 5% of our material requirements are single-sourced across 7 suppliers representing approximately 5% of our active supplier orders. Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or minimally increased costs. We do not believe these single sourced materials to pose any significant risk to us as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for us to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of November 8, 2019.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	This supplier is the designated replacement for Raytheon for the video system boards. One P.O. is currently in place to drive the transfer from Raytheon.

Periscopes	Die-cast housings	All die cast tooling is consolidated at this supplier. It would take approximately six months to move tooling and re-qualify a new supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Product Line	Supply Item	Risk	Purchase Orders

Periscopes	Steel castings	Alternative supplier source would take six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	MIL Spec welded housings for vision blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Other Big Eye	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier source.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center Other – Laser Filter Unit and Anti-reflection Device (ARD)	ARD Component	Only approved source due to patent. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

For the year ended September 29, 2019, the Company’s consolidated revenues are derived from the U.S. government, 60%, one major U.S defense contractor, 22%, one commercial customer, 7%, and all other customers, 11%. Approximately 95% of the total company revenue is generated from domestic customers and 5% is derived from Canada. Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by one of our major defense contract customers, U.S. government agencies, or major commercial customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 95% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 102 discrete contracts with major defense contractors and the U.S. Government (primarily Defense Logistics Agencies (DLA)), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We only possess five patents and rely primarily on trade secrets to protect our intellectual property.

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

On December 13, 2019, we had 8,436,422 shares of common stock outstanding, and (a) we have vested options outstanding to purchase common stock at $10 per share, that if fully exercised, would generate proceeds of $250,000 and result in the issuance of an additional 25,000 shares of common stock, and (b) we have 4,125,200 warrants outstanding at an exercise price of $1.50 per share and (c) we have 216,500 granted unvested restricted stock units outstanding. Future sales of our common stock, warrants, options and restricted stock units may also adversely affect our stock price and our ability to raise funds in new offerings.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Our stock price is speculative, and there is a risk of litigation.

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

Item 2 Properties

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 9, 2019, we had 112 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

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

On December 13, 2019, the closing price for our common stock as reported on the OTCQB was $1.85 per share.

Securities outstanding and holders of record

On December 13, 2019, there were approximately 79 shareholders of record for our common stock and 8,436,422 shares of our common stock issued and outstanding.

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Total dividends of $522 thousand were recorded during the twelve months ending October 1, 2017 and $261 thousand of dividends were paid during the twelve month period. During the twelve months ended September 30, 2018, Optex Systems Holdings recorded a total of $523 in declared dividends for dividends to share and warrant holders of record as of January 12, 2018 and April 12, 2018 and $784 thousand in dividends were paid, which included $261 thousand of dividends in arrears declared in 2017 for shareholders of record as of October 12, 2017. There are no additional dividend payments declared subsequent to the April 12, 2018 record date and as of periods ended September 30, 2018 and September 29, 2019, there were no outstanding dividends payable.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009. On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $10.00 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of December 13, 2019, 71,070 options had been granted, 41,070 of these options had forfeited due to terminations or expiration, and 30,000 had vested of which 5,000 options were exercised. There were 34,980 vested options which forfeited due to expiration of the option term on December 8, 2018. The remaining 25,000 outstanding options were fully vested as of December 18, 2017 and will expire on December 18, 2020.

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

On June 15, 2016, the Company granted 150,000 RSUs to our Chief Executive Officer, Danny Schoening, and 50,000 RSUs to our Chief Financial Officer, Karen Hawkins. The RSUs granted to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. On June 15, 2017, the Company issued 50,000 RSUs to its Applied Optics Center General Manager and new board member, Bill Bates. The RSUs issued to Mr. Bates will vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020.

On January 5, 2017, the Company issued 45,799 common shares to officers and directors in settlement of 68,000 restricted stock units vested on January 1, 2017. On January 2, 2018, the Company issued 55,902 common shares to officers and directors in settlement of 83,000 restricted stock units vested on January 1, 2018. On January 2, 2019, the Company issued 55,565 common shares to officers and directors in settlement of 82,500 restricted stock units vested on January 1, 2019. For each vesting period the vested common shares were issued net of shares withheld for employee federal income tax requirements.

On November 20, 2018 the board of directors approved the issuance of additional grants of 150,000 and 50,000 RSUs with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter.

As of December 13, 2019 there are 216,500 outstanding unvested restricted stock units remaining to vest of which 84,500 will vest on January 1, 2020 and 550,000 authorized restricted stock units from the 2016 Restricted Stock Unit Plan remaining to be granted at a future date.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 29, 2019, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 29, 2019, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with your reading of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Reference Part I, Item 1 “Recent Events” of this report for updated information on new orders, board changes, executive and board compensation and stock and warrant repurchases.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended September 29, 2019 and September 30, 2018 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selected Financial Info by Segment
(Thousands)

	Twelve months ended
	September 29, 2019				September 30, 2018
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$16,219	$8,311	$-	$24,530	$12,739	$8,114	$-	$20,853
Intersegment Revenues	-	1,712	(1,712)	-	-	1,556	(1,556)	-
Total Segment Revenue	16,219	10,023	(1,712)	24,530	12,739	9,670	(1,556)	20,853

Total Cost of Sales	12,499	7,490	(1,712)	18,277	10,178	7,716	(1,556)	16,338

Gross Margin	3,720	2,533	-	6,253	2,561	1,954	-	4,515
Gross Margin %	22.9%	25.3%	-	25.5%	20.1%	20.2%	-	21.7%

General and Administrative Expense	2,385	558	113	3,056	2,348	528	153	3,029
Segment Allocated G&A Expense	(684)	684	-	-	(669)	669	-	-
Net General & Administrative Expense	1,701	1,242	113	3,056	1,679	1,197	153	3,029

Operating Income (Loss)	2,019	1,291	(113)	3,197	882	757	(153)	1,486
Operating Income %	12.4%	12.9%	-	13.0%	6.9%	7.8%	-	7.1%

Gain on Change in Fair Value of Warrants	-	-	1,344	1,344	-	-	95	95
Interest Expense	-	-	(23)	(23)	-	-	(20)	(20)

Net Income (Loss) before taxes	$2,019	$1,291	$1,208	$4,518	$882	$757	$(78)	$1,561
Net Income before taxes %	12.4%	12.9%	-	18.4%	6.9%	7.8%	-	7.5%

Our total external sales revenues increased by $3.7 million, or 17.6%, in 2019 over the 2018 revenue levels. The Optex Systems Richardson segment realized a $3.5 million, or 27.3%, increase in external revenue and the Applied Optics Center segment realized an increase of $0.2 million, or 2.4%, in external revenue over the prior year period. Intersegment revenues increased by $0.2 million during the 2019 year, from $1.5 million to $1.7 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross margin increased $1.7 million and the gross margin percentage increased by 3.8 points from 21.7% in 2018 to 25.5% in 2019. The gross margin and the gross margin percentages increased significantly in 2019 for the both the Optex Richardson and the Applied Optics Center segments over 2018. During 2019, the Optex Systems gross margin increased $1.2 million and the gross margin percentage increased to 22.9% points in 2019 as compared to a gross margin percentage of 20.1% in 2018 primarily driven by higher revenue and changes in product mix between the years. The Applied Optics Center gross margin increased by $0.6 million and the gross margin percent increased by 5.1 points from 20.2% in 2018 to 25.3% in 2019 over the 2018 gross margin. Increases in U.S. government military spending has a significant impact on our product lines as our products directly support various types of U.S. military land vehicle procurements.

During the years ended 2019 and 2018, the Applied Optics Center absorbed ($0.7) million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Operating income increased, by $1.7 million, in 2019, to $3.2 million, as compared to the prior year operating income of $1.5 million. Optex Systems operating income increased $1.1 million, to $2.0 million in 2019 as compared to $0.9 million 2018 on higher revenue. The Applied Optics Center operating income increased by $0.5 million, from a prior year operating income of $0.8 million to a 2019 operating income of $1.3 million.

The net income before taxes increased from the prior year by $2.9 million, to $4.5 million in 2019 from a prior year net income before taxes of $1.6 million. The increase in net income year over year is primarily due to increased operating income of $1.7 million from the prior year, combined with an increase in income for non-cash related changes to the fair value of warrants of $1.2 million to a gain of $1.3 million in 2019 from a prior year gain of $0.1 million in 2018.

Backlog

Backlog as of September 29, 2019 was $24.6 million as compared to a backlog of $23.4 million as of September 30, 2018, representing an increase of 5.1%. The following table depicts the current expected delivery by quarter of all contracts awarded as of September 29, 2019.

(Millions)
Product Line	Q1 2020	Q2 2020	Q3 2020	Q4 2020	2020 Delivery	2021+ Delivery	Total Backlog 9/29/2019	Total Backlog 9/30/2018	Variance	% Chg
Periscopes	$2.1	$3.0	$3.6	$0.1	$8.8	$1.5	$10.3	$8.3	2.0	24.1%
Sighting Systems	0.1	1.1	0.4	0.6	2.2	1.9	4.1	2.8	1.3	46.4%
Other	1.5	0.6	0.7	0.3	3.1	0.8	3.9	5.6	(1.7)	(30.4)%
Optex Systems - Richardson	3.7	4.7	4.7	1.0	14.1	4.2	18.3	16.7	1.6	9.6%
Applied Optics Center - Dallas	2.1	2.1	1.5	0.2	5.9	0.4	6.3	6.7	(0.4)	(6.0)%
Total Backlog	$5.8	$6.8	$6.2	$1.2	$20.0	$4.6	$24.6	$23.4	1.2	5.1%

During fiscal year 2019, Optex Systems Holdings received new orders totaling $25.8 million, a (9.6%) decrease, as compared to new orders of $28.5 million during the prior year. The decrease from the prior year orders is primarily attributable to a decrease of $2.9 million in “Other” orders, for our MRS collimator assemblies in support of the M1A2 Abrams program. The items are typically long lead items and we continue to deliver against the existing contracts awarded during 2018 and anticipate new awards in the future. The 2019 orders consist of $11.9 million in support of our periscope product line, $8.1 million attributable to the Applied Optics Center and $2.7 million attributable to sighting systems and support, and $3.1 million in other products. Approximately 14.5% or $3.7 million of the orders received in fiscal year 2019 were delivered within the 2019 fiscal year, with $22.1 million of backlog deliverable in 2020 and beyond. We continue to book new orders for deliveries beginning in fiscal year 2020.

We attribute the increase in backlog primarily to the lifting of the 2011 Budget Control Act sequestration caps combined with increases in the U.S. military procurement budgets which were approved for the fiscal years 2019 and 2020 National Defense Authorization Acts and the increase in Foreign Military Sales (FMS) in 2018 through 2019 over the prior year levels.

Optex Systems - Richardson:

Backlog for our periscope product line has increased 24.1% or $2.0 million to $10.3 million, from our 2018 fiscal year end level of $8.3 million. Our total periscope contract awards for fiscal 2019 totaled $10.4 million as compared to $11.0 million in the fiscal year 2018, a decrease of ($0.6), or (5.4%) million from the prior year. The new periscope orders span multiple customers and include both our standard acrylic as well as Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2020. Many of our existing periscope contracts are Indefinite Delivery, Indefinite Quantity (IDIQ) type multiyear contracts covering 3-5 years. We continue to get new task order releases against these orders for delivery in the current fiscal year and beyond. Subsequent to the year end, on November 11, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 Million over a 5 year period.

Sighting Systems backlog increased by $1.3 million or 46.4% in the last twelve months from $2.8 million in 2018 to $4.1million as of the end of 2019. The increase in backlog is primarily attributable to new orders booked during the year for Commander Weapon Sighting Systems for deliveries in 2020 and an extension on our OWSS maintenance contract through February 2022. During 2019, we booked $2.7 million in new orders, an increase of $0.5 million from the prior year orders of $2.2 million.

Our backlog in other product groups decreased by ($1.7) million or (30.4%) from $5.6 million in 2018 to $3.9 million in 2019 as we continue to ship against significant orders for MRS collimator assemblies received in 2018. We are currently quoting new MRS assembly orders for deliveries beyond the 2020 fiscal year.

Applied Optics Center – Dallas

The Applied Optics Center backlog decreased by ($0.4) million, or (6.0%), for the year ended September 29, 2019 from $6.7 million in 2018 to $6.3 million in 2019. New orders for the Applied Optics Center during the 2019 year were $8.1 million as compared to the 2018 orders of $8.7 million, a decline of ($0.6) million. The decrease 2019 orders is primarily driven by lower orders of ($1.1) million on our commercial optical assemblies which was offset by increases in military orders of $0.5 million during the year.

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

Twelve month period ended September 29, 2019 compared to the twelve month period ended September 30, 2018

Revenues:

The table below details the revenue changes by segment and product line for the year ended September 29, 2019 as compared to the year ended September 30, 2018.

Twelve months ended
(Millions)

Product Line	September 29, 2019	September 30, 2018	Variance	% Chg
Periscopes	$9.9	$7.5	$2.4	32.0
Sighting Systems	1.3	3.6	(2.3)	(63.9)
Other	5.0	1.6	3.4	212.5
Optical Systems – Richardson	16.2	12.7	3.5	27.6
Applied Optics Center – Dallas	8.3	8.1	0.2	2.5
Total Revenue	$24.5	$20.8	$3.7	17.8

Our total revenues increased by $3.7 million, or 17.8%, in 2019 over the 2018 revenue levels. The Optex Systems Richardson segment realized a $3.5 million, or 27.6%, increase in revenue and the Applied Optics Center segment realized an increase of $0.2 million, or 2.5%, in revenue over the prior year period.

Revenues increased by 2.4 million or 32.0% on our periscope line during the twelve months ended September 29, 2019 as compared to the twelve months ended September 30, 2018 based on increased customer demand between the respective periods. Based on our strong ended September periscope backlog of $9.9, with $8.9 firm orders due in the next twelve months, we anticipate our 2020 periscope revenues to continue at an increased level. We anticipate additional new orders as well as task awards against our existing IDIQ contracts for delivery in the second half of 2020.

Revenues on sighting systems decreased by ($2.3) million, or (63.9%) from the prior year period due to completion of the DDAN sighting system program in the first quarter of 2019. During the twelve months ended September 29, 2019, we received an additional DDAN spare order of $0.9 million for delivery in fiscal years 2020 and 2021.

Revenue on other product lines increased by $3.4 million, or 212.5%, compared to revenues in the prior year due to shipments against the 2018 MRS collimator orders combined with increased customer demand for mirror, cell, beam splitter and other spare assemblies over the prior year levels.

The Applied Optics Center external revenue increased by $0.2 million, or 2.5%, during the 2019 fiscal year as compared to the prior year period. The slight revenue increase is primarily due to increased demand for laser interface filters, day windows and unity filters of $1.8 million, offset by a decline in customer demand for our commercial optical assemblies of ($1.6) million. Increased filter and window revenues were primarily driven by increased U.S. military spending.

Gross Margin. The gross margin during the period ended September 29, 2019 was 25.5% of revenue as compared to a gross margin of 21.7% of revenue for the period ended September 30, 2018. Cost of sales increased by $1.9 million to $18.2 million for the fiscal year ended 2019 compared to $16.3 million for the fiscal year ended 2018. The increased cost of sales was primarily driven by higher revenues. The gross margin increased by $1.73 million to $6.25 million in 2019 as compared to $4.52 million in 2018. We attribute the improvement in gross margin to higher revenue combined with cost efficiency improvements at the Applied Optics Center and changes in product mix between the respective years.

G&A Expenses. During the fiscal years ended September 29, 2019 and September 30, 2018, we recorded operating expenses of $3.06 million and $3.03 million. Despite the substantial increase in revenue during the current year over the prior year, the Company was able to minimize any substantial spending impact to the general and administrative costs.

Operating Income. During the period ended September 29, 2019, we recorded operating income of $3.2 million as compared to operating income of $1.5 million during the period ended September 30, 2018. The $1.7 million increase in operating income in the current year over the prior year is primarily due to the increased gross margin of $1.7 million on higher revenue in 2019 as compared to 2018.

Net income applicable to common shareholders. During the year ended September 29, 2019, we recorded a net income applicable to common shareholders of $3.8 million as compared to net income applicable to common shareholders of $0.9 million during the year ended September 30, 2018. The increased net income of $2.9 million is primarily attributable to an increase in operating income of $1.7 million and changes in the fair value of warrants of $1.2 million, a change in income taxes of $1.3 million as a result of a deferred tax benefit, offset by changes in dividends distributed and deemed dividends of ($1.4) million as compared to the year ended 2018.

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

The table below summarizes our twelve month operating results for periods ended September 29, 2019 and September 30, 2018, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands) Twelve months ended
	September 29, 2019	September 30, 2018

Net Income — GAAP	$5,668	$1,394
Add:
Gain on Change in Fair Value of Warrants	(1,344)	(95)
Federal Income Tax (Benefit) Expense	(1,150)	167
Depreciation	340	327
Stock Compensation	113	153
Royalty License Amortization	30	30
Interest Expense	23	20
Adjusted EBITDA - Non GAAP	$3,680	$1,996

Our adjusted EBITDA increased by $1.7 million to $3.7 million during the twelve months ended September 29, 2019 as compared $2.0 million during the twelve months ended September 30, 2018. EBITDA improvements are directly correlated with significant increases in revenue, changes in product mix and improvements in our gross margins. During the year, we experienced product revenue growth of 17.6% and improved gross margin percentages of 3.8% over the prior year. Each of our operating segments realized impressive revenue growth and increases in gross margin from the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the year ended September 29, 2019, we recognized a gain on the change in fair value of warrants of ($1.3) million as compared to a gain of ($0.1) million in the prior year ended September 30, 2018. As this is a non-cash gain driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the gain has been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the gain on changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 12 - Warrant Liabilities”.

Liquidity and Capital Resources

As of September 29, 2019, Optex Systems Holdings had working capital of $11.7 million, as compared to $8.5 million as of September 30, 2018. During the year ended September 29, 2019, the Company generated a net income of $5.7 million as compared to a net income of $1.4 million, and an increase in revenues of $3.7 million, or 17.8%, up to $24.5 million, from $20.8 million, as compared to the prior year ended September 30, 2018. Backlog has increased by $1.2 million, or 5.1% to $24.6 million over the prior year backlog of $23.4 million.

During the prior two years, the Company has seen significant increases in revenue growth primarily in the U.S. military products. We attribute the higher demand to increases in the U.S. military procurement budget which was approved for the fiscal years 2019 and the anticipated 2020 National Defense Authorization Acts (NDAA). We believe that the procurement budget increases in the federal government’s approved 2019 and anticipated 2020 NDAA combined with the lifting of the 2011 budget sequestration cap on defense spending levels are favorable to the Company for its U.S. military products during the next twelve months. Significant increases in orders could cause a strain on our working capital as we purchase additional inventories and ramp up production personnel required to meet the higher production schedules.

As of September 29, 2019, Optex Systems Inc. has a net carrying value of $1.4 million in deferred tax assets represented by deferred tax assets of $2.4 million and a deferred tax asset valuation allowance of ($1.0) million against those assets. Due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize at least $1.4 million of the deferred tax asset balance. Our assumptions were based on the last three years earning trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending projections. Release of the $1.4 million against the valuation allowance resulted in the recognition of a tax benefit for the twelve months ended September 29, 2019. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At September 29, 2019, the Company had approximately $1.1 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of September 29, 2019, our outstanding accounts receivable was $3.1 million. We expect the accounts to be collected during the first quarter of fiscal 2020. The Company expects to generate net income and positive cash flow from operating activities over the next twelve months on higher projected revenue growth and contribution toward fixed costs, combined with increased gross margins for existing and planned productivity and cost efficiency improvements. Our net income of $5.7 million during the fiscal year 2019 marked a significant improvement of $4.3 million from the prior year net income of $1.4 million. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. We are entering 2020 with a 5.1% increase in backlog from the prior year end on increased customer demand. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

In 2018 the Board of Directors approved two separate purchases 200,000 shares and 500,000 shares of its common stock in two separate private transactions for $1.00 per share each for a total of $700,000. All of the stock repurchases from 2018 have been returned to the treasury and cancelled. There were no common stock repurchases in 2019. In 2019, we repurchased 88,081 of the outstanding warrants from private investors at a warrant price of $0.85 per warrant, for a total purchase price of $75 thousand. Upon repurchase, the warrants were cancelled.

During the twelve months ended September 29, 2019 the Company declared and paid no dividends. As of September 29, 2019 there are no outstanding declared and unpaid dividends.

Period from September 30, 2018 through September 29, 2019

Cash and Cash Equivalents. As of September 29, 2019 and September 30, 2018, we had cash and cash equivalents of $1.1 million.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period beginning September 30, 2018 and ended September 29, 2019 was $0.2 million. The primary source of cash provided by operations was driven by net income of $5.7 offset by increases in inventory ($2.9) million, deferred tax assets ($1.4) million, warrant liabilities of ($1.3) million, and other changes in working capital of $0.1 million.

Net Cash (Used) by Investing Activities. In the twelve months ended September 29, 2019, cash provided by investing activities was ($0.1) million for new asset purchases used in support of production.

Net Cash (Used) by Financing Activities. Net cash used in financing activities was ($0.1) million during the twelve months ended September 29, 2019 due to the repurchase of warrants of ($0.1) million and the payment against the line of credit of ($0.1) million, offset by $0.1 million cash received for the exercise of warrants. As of September 29, 2019, the outstanding line of credit balance was $0.25 million as compared to $0.3 million as of September 30, 2018.

Critical Accounting Policies

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

The adoption of the ASC 606 revenue standard had no material effect on the financial statement presentation on a retrospective or prospective basis for the twelve month annual and comparative period covered through the current year end date September 29, 2019. The Company believes it’s previous recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers’ own performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the twelve months ended September 29, 2019 there was $289 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $19 thousand of customer deposits refunded to the customer on order cancellation. As of September 29, 2019 there is $3 thousand in customer deposit liabilities. As of the twelve months ended September 29, 2019, there are no significant contract costs such as sales commissions or costs deferred.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies and results of recent operations. Based on those estimates, management has determined that a portion of the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

As of September 29, 2019 Optex Systems Inc. has a net carrying value of $1.4 million in deferred tax assets represented by deferred tax assets of $2.4 million and a deferred tax asset valuation allowance of ($1.0) million against those assets. Due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize at least $1.4 million of the deferred tax asset balance. Our assumptions were based on the last three years earning trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending projections. Release of the $1.4 million against the valuation allowance resulted in the recognition of a tax benefit for the twelve months ended September 29, 2019. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases which extend beyond twelve months and fall under the guidance of ASC Topic 842. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows. The Company has elected the date of initial application of September 30, 2019, as the beginning of the period of adoption. Based on the initial assessment, the Company anticipates the change will result in recognition of a right-of-use asset and a corresponding lease liability of approximately $1.7 million, representing the present value of future lease payments for the term of both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.

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

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”), as of September 29, 2019 and September 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Worth, Texas

December 16, 2019

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	September 29, 2019	September 30, 2018

ASSETS

Cash and Cash Equivalents	$1,068	$1,133
Accounts Receivable, Net	3,066	2,458
Inventory, Net	10,535	7,639
Prepaid Expenses	348	104

Current Assets	15,017	11,334

Property and Equipment, Net	1,102	1,300

Other Assets
Deferred Tax Asset	1,414	-
Prepaid Royalties	-	30
Security Deposits	23	23

Other Assets	1,437	53

Total Assets	$17,556	$12,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,833	$943
Federal Income Taxes Payable	-	22
Accrued Expenses	1,180	1,169
Accrued Warranties	46	101
Customer Advance Deposits	3	308
Credit Facility	250	300

Current Liabilities	3,312	2,843

Warrant Liability	2,036	3,500
Total Liabilities	5,348	6,343

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,436,422 and 8,333,353 shares issued and outstanding, respectively)	8	8
Additional Paid in capital	26,134	25,938
Accumulated Deficit	(13,934)	(19,602)

Stockholders’ Equity	12,208	6,344

Total Liabilities and Stockholders’ Equity	$17,556	$12,687

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

	(Thousands, except share and per share data)
	Twelve months ended
	September 29, 2019	September 30, 2018

Revenue	$24,530	$20,853

Cost of Sales	18,277	16,338

Gross Margin	6,253	4,515

General and Administrative Expense	3,056	3,029

Operating Income	3,197	1,486

Gain on Change in Fair Value of Warrants	1,344	95

Interest Expense	(23)	(20)
Other Income	1,321	75

Income Before Taxes	4,518	1,561

Income Tax (Benefit) Expense, net	(1,150)	167

Net income	$5,668	$1,394

Dividends declared on participating securities	-	(178)

Deemed dividends on participating securities	(1,868)	(286)

Net income applicable to common shareholders	$3,800	$930

Basic income per share	$0.45	$0.11

Weighted Average Common Shares Outstanding - basic	8,388,794	8,458,466

Diluted income per share	$0.45	$0.11

Weighted Average Common Shares Outstanding - diluted	8,492,884	8,795,799

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 29, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net Income	$5,668	$1,394

Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	340	327
(Gain) on Change in Fair Value of Warrants	(1,344)	(95)
Stock Compensation Expense	113	153
Deferred Tax	(1,414)	-
(Gain) On Sale of Fixed Assets	(7)	-
Accounts Receivable	(608)	666
Inventory, net	(2,896)	(75)
Prepaid Expenses	(243)	(41)
Accounts Payable and Accrued Expenses	903	(700)
Federal Income Taxes Payable	(22)	22
Accrued Warranty Costs	(55)	(73)
Prepaid Royalties	30	30
Customer Advance Deposits	(305)	(619)
Total Adjustments	(5,508)	(355)
Net Cash provided by Operating Activities	160	1,039

Cash Flows (used in) provided by Investing Activities
Purchases of Property and Equipment	(143)	(167)
Proceeds From Sale of Fixed Assets	8	-
Net Cash used in Investing Activities	(135)	(167)

Cash Flows (used in) provided by Financing Activities
Dividends Paid	-	(784)
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(37)	(30)
Payments on Credit Facility	(50)	-
Proceeds From Warrant Exercise	72	93
Warrant Repurchase	(75)	-
Stock Repurchase	-	(700)

Net Cash used in Financing Activities	(90)	(1,421)

Net Decrease in Cash and Cash Equivalents	(65)	(549)
Cash and Cash Equivalents at Beginning of Year	1,133	1,682
Cash and Cash Equivalents at End of Year	$1,068	$1,133

Supplemental Cash Flow Information:

Non Cash Transactions:
Exchange of Preferred Stock for Common Stock	$-	$870
Correction for Warrants	-	41

Cash Transactions:
Cash Paid for Taxes	360	144
Cash Paid for Interest	23	20

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.
Consolidated Statement of Stockholders’ Equity

	(Thousands, except share data)
	Common	Series C		Additional		Total
	Shares	Preferred	Common	Paid in	Retained	Stockholders
	Outstanding	Shares	Stock	Capital	Earnings	Equity
Balance at October 1, 2017	8,190,101	174	$8	$26,411	$(20,473)	$5,946

Stock Compensation Expense	-	-	-	153	-	153
Vested restricted stock units issued net of tax withholding	55,902	-	-	(30)	-	(30)
Conversions of Series C Preferred Shares	725,000	(174)	1	(1)	-	-
Stock Buyback and Cancellation	(700,000)	-	(1)	(700)	-	(701)
Declared Dividends	-	-	-	-	(523)	(523)
Correction for Warrants (1)	-	-	-	(41)	-	(41)
Exercise of Warrants for Common Shares at $1.50 (2)	62,350	-	-	146	-	146
Net income	-	-	-	-	1,394	1,394
Balance at September 30, 2018	8,333,353	-	$8	$25,938	$(19,602)	$6,344

Stock Compensation Expense	-	-	-	113	-	113
Vested restricted stock units issued net of tax withholding	55,565	-	-	(37)	-	(37)
Exercise of Warrants for Common Shares at $1.50 (3)	47,504	-	-	120	-	120
Net income	-	-	-	-	5,668	5,668
Balance at September 29, 2019	8,436,422	-	$8	$26,134	$(13,934)	$12,208

(1) Correction related to 197,935 outstanding warrants issued to underwriters for August 26, 2016 public offering

(2) Exercise of warrants for gross proceeds of $93 thousand and a warrant liability fair market value of $53 thousand as of the exercise date

(3) Exercise of warrants for gross proceeds of $72 thousand and a warrant liability fair market value of $48 thousand as of the exercise date.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of September 29, 2019, the Company operated with 101 full-time equivalent employees.

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

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2019 ended on September 29, 2019 and included 52 weeks. Fiscal year 2018 ended on September 30, 2018 and included 52 weeks.

Fair Value of Financial Instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

Each of the measurements is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date. The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 12 “Warrant Liabilities”.

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $1,068 thousand in cash on deposit with our bank. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended September 29, 2019 are derived from sales to U.S. government agencies (60%), one major U.S. defense contractor (22%), one major commercial customer (7%) and all other customers (11%). The Company’s revenues for fiscal year ended September 30, 2018 are derived from sales to U.S. government agencies (38%), one major U.S. defense contractor (29%), one major commercial customer (20%) and all other customers (13%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of September 29, 2019 and September 30, 2018, Optex Systems Holdings had an allowance for doubtful accounts of $5 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal. Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible. In the fiscal year 2019 we recognized $4 thousand in bad debt expenses associated with uncollectible accounts. In the fiscal year 2018 we recognized $3 thousand in bad debt expenses associated with uncollectible accounts.

As of September 29, 2019, 85% of the accounts receivable balance was comprised of four customers: the U.S. government, 41%, two major defense contractors, 25% and 13%, and a commercial customer, 6%. As of September 30, 2018, 88% of the accounts receivable balance was comprised of three customers: the U.S. government, 25%, a major defense contractor, 53%, and a commercial customer, 10%.

Inventory: Inventory is recorded at the lower of cost or net realizable value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of September 29, 2019 and September 30, 2018 inventory included:

	(Thousands)
	As of September 29, 2019	As of September 30, 2018
Raw Materials	$7,395	$5,580
Work in Process	3,599	3,478
Finished Goods	254	254
Gross Inventory	11,248	9,312
Less: Inventory Reserves	(713)	(1,673)
Net Inventory	$10,535	$7,639

In the twelve months ended September 29, 2019 Optex Systems physically disposed of $959 thousand of obsolete and excess inventories against the reserve balance and made other reserve adjustments of $1 thousand. Net Inventory increased by $2.9 million in support of new customer orders deliverable in the 2020 fiscal year.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12 month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of September 29, 2019 and September 30, 2018, the existing warranty reserve balances of $46 thousand and $101 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. The decrease in warranty reserves represents a reduction in the estimated returns on current year deliveries and a reduction in the ending backlog of warranty returns awaiting repairs or replacement for quality issues encountered on our Applied Optics Center optical assemblies. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended September 29, 2019 and September 30, 2018.

	Years ended
	2019	2018
Beginning balance	$101	$174

Incurred costs for warranties satisfied during the period	(115)	(346)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	86	175
Change in estimate for pre-existing warranty liabilities (2)	(26)	98
Warranty Expense	60	273

Ending balance	$46	$101

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

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases which extend beyond twelve months and fall under the guidance of ASC Topic 842. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows. The Company has elected the date of initial application of September 30, 2019, as the beginning of the period of adoption. Based on the initial assessment, the Company anticipates the change will result in recognition of a right-of-use asset and a corresponding lease liability of approximately $1.7 million, representing the present value of future lease payments for the term of both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. See also Note 7.

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

The adoption of the ASC 606 revenue standard had no material effect on the financial statement presentation on a retrospective or prospective basis for the twelve month annual and comparative period covered through the current year end date September 29, 2019. The Company believes it’s previous recognition policy as related to the production contracts (“units of delivery”), and maintenance contract (“passage of time”), are consistent with the new revenue recognition standard defined within FASB ASC 606 which requires unique performance obligations be recognized upon satisfaction of the customers’ own performance obligation at the point in time when the control of goods is transferred to the customer, or over time as the customer benefits from provided maintenance and support services. The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of the new revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the twelve months ended September 29, 2019 there was $289 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $19 thousand of customer deposits refunded to the customer on order cancellation. As of September 29, 2019 there is $3 thousand in customer deposit liabilities. As of the twelve months ended September 29, 2019, there are no significant contract costs such as sales commissions or costs deferred.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 29, 2019 and September 30, 2018, Optex Systems, Inc. had a balance of $3 thousand and $308 thousand, respectively, in customer advance deposits. Customer deposits as of September 29, 2019 represent advance customer credit card payments for product yet to be delivered. The customer deposit balance as of September 30, 2018 was related to contracts for our sighting system product line.

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

Income Tax/Deferred Tax: FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that Optex Systems Holdings will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies and results of recent operations. Based on those estimates, management has determined that a portion of the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

As of September 29, 2019 Optex Systems Inc. has a net carrying value of $1.4 million in deferred tax assets represented by deferred tax assets of $2.4 million and a deferred tax asset valuation allowance of ($1.0) million against those assets. Due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize at least $1.4 million of the deferred tax asset balance. Our assumptions were based on the last three years earning trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending projections. Release of the $1.4 million against the valuation allowance resulted in the recognition of a tax benefit for the twelve months ended September 29, 2019. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

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

For the twelve months ended September 29, 2019, 216,500 unvested restricted stock units (which converts to 104,101 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive, and 4,125,200 warrants and 25,000 stock options were excluded as anti-dilutive. For the twelve months ended September 30, 2018, 4,260,785 warrants and 59,980 stock options were excluded as anti-dilutive as the instruments were “Out of the money” and not exercisable during the year and 325,000 series C preferred shares that were converted to common shares throughout the year (which converts to 314,492 incremental dilutive shares) and 82,500 unvested restricted stock units (which converts to 22,841 incremental dilutive shares) were included in the diluted earnings per share as dilutive.

A significant number of our outstanding warrants during the twelve months ended September 29, 2019 and September 30, 2018, and previously outstanding series C preferred shares during the twelve months ending September 30, 2018, are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the twelve months ended September 29, 2019, there were no declared dividends and allocated undistributed earnings of $1.9 million attributable to the participating warrants. During the twelve months ended September 30, 2018, declared dividends of $178 thousand was attributable to participating warrants and series C shareholders and there was $286 thousand in undistributed earnings attributable to participating securities during the respective periods.

Note 3 — Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The rule eliminates certain disclosure requirements while adding or modifying others. One of the amendments relates to changes in stockholders’ equity for interim periods. The final rule extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares. An analysis of changes in stockholders’ equity will now be required for the current and comparative year-to-date interim periods. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company has determined that the impact of this guidance on its presentation of consolidated financial statements is immaterial.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on October 1, 2018. There was no material impact on our consolidated financial statements and results of operations as a result of the October 1, 2018 adoption of ASU 2017-09.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on October 1, 2018. There was no material impact of ASU 2016-15 on our consolidated financial statements and results of operations as a result of the October 1, 2018 adoption of ASU2016-15.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. We do not expect any material impact on our consolidated financial statements and results of operations as a result of adopting ASU 2016-13.

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, Optex Systems Holdings is required to adopt these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on Optex Systems Holdings’ presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows. The Company has elected the date of initial application of September 30, 2019, as the beginning of the period of adoption and does not intend to restate the comparative periods for the year ending September 29, 2019. Based on the initial assessment, the Company anticipates the change will result in recognition of a right-of-use asset and a corresponding lease liability of approximately $1.7 million, representing the present value of future lease payments for the term of both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. See also Note 7.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 92% of the Optex Systems segment revenue is comprised of domestic military customers, and 8% is comprised of foreign military customers. The Optex Systems segment revenue from the U.S. government and one other major U.S. defense contractor represent approximately 45% and 18% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of September 29, 2019, the Richardson facility operated with 66 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 23% and military sales to prime and subcontracted customers represent 77% of the total segment revenue. Approximately 83% of the AOC revenue is derived from external customers and approximately 17% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government represents approximately 15%, revenue from one major commercial customer represents approximately 7%, and revenue from one large defense contractor represents approximately 5% of the Company’s consolidated revenue.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of September 29, 2019, AOC operated with 35 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 29, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$16,219	$8,311	$-	$24,530
Intersegment revenues	-	1,712	(1,712)	-
Total Revenue	$16,219	$10,023	$(1,712)	$24,530

Interest expense	$-	$-	$23	$23

Depreciation and Amortization	$29	$311	$-	$340

Income before taxes	$2,019	$1,291	$1,208	$4,518

Other significant noncash items:
Allocated home office expense	$(684)	$684	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,344)	$(1,344)
Stock compensation expense	$-	$-	$113	$113
Royalty expense amortization	$30	$-	$-	$30
Warranty expense	$-	$60	$-	$60

Segment Assets	$11,570	$5,986	$-	$17,556
Expenditures for segment assets	$47	$96	$-	$143

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 30, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,739	$8,114	$-	$20,853
Intersegment revenues	-	1,556	(1,556)	-
Total Revenue	$12,739	$9,670	$(1,556)	$20,853

Interest expense	$-	$-	$20	$20

Depreciation and Amortization	$39	$288	$-	$327

Income (loss) before taxes	$882	$757	$(78)	$1,561

Other significant noncash items:
Allocated home office expense	$(669)	$669	$-	$-
Gain on change in fair value of warrants	$-	$-	$(95)	$(95)
Stock option compensation expense	$-	$-	$153	$153
Royalty expense amortization	$30	$-	$-	$30
Warranty Expense	$-	$273	$-	$273

Segment Assets	$8,343	$4,344	$-	$12,687
Expenditures for segment assets	$54	$113	$-	$167

Note 5 — Property and Equipment

A summary of property and equipment at September 29, 2019 and September 30, 2018 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 29, 2019	Year Ended September 30, 2018
Property and Equipment
Furniture and Fixtures	3-5 yrs	$378	$378
Machinery and Equipment	5 yrs	3,650	3,521
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(3,202)	(2,875)
Net Property & Equipment		$1,102	$1,300

Depreciation Expense		$340	$327

During the twelve months ended September 29, 2019, Optex Systems Holdings’ purchased $143 thousand in new machinery and equipment. During the twelve months ended September 29, 2019, Optex recorded proceeds on the sale of fixed assets of $8 thousand for the sale of $14 thousand in machinery and equipment with a net book carrying value of $1 thousand generating a gain on sale of $7 thousand. During the twelve months ended September 30, 2018, Optex Systems Holdings’ purchased $10 thousand and $157 thousand in new furniture and fixtures and new machinery and equipment, respectively. There were no sales or retirements of property and equipment during the twelve month period ended September 30, 2018.

Note 6 — Accrued Expenses

The components of accrued liabilities for the years ended September 29, 2019 and September 30, 2018 are summarized below:

	Thousands
	Year Ended	Year Ended
	September 29, 2019	September 30, 2018

Deferred Rent Expense	$83	$111
Accrued Vacation	361	345
Property Taxes	113	111
Operating Expenses	476	470
Payroll & Payroll Related	147	132
Total Accrued Expenses	$1,180	$1,169

Note 7 — Commitments and Contingencies

Rental Payments under Non-cancelable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014. The monthly base rent was $23.0 thousand through March 31, 2019, and annual rental payment inflationary increases between 3.4% and 4.8% occurring April 1, each year. The monthly rent includes approximately $10.4 thousand for additional Common Area Maintenance fees and taxes (CAM), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. On November 17, 2016, we received a countersigned new lease for the Applied Optics Center from the landlord, dated October 21, 2016, and which commenced retroactive to October 1, 2016. The new lease term will expire on October 31, 2021, with two renewal options available to the tenant, each with a renewal term duration of five years. The monthly base rent was $20.0 thousand through September 30, 2018 and escalates approximately 3% October 1, each year thereafter through 2021. The lease includes a one month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand. The monthly rent includes approximately $6.4 thousand for additional Common Area Maintenance fees and taxes (CAM), to be adjusted annually based on actual expenses incurred by the landlord. Our obligations to make payments under the lease are secured by a $250,000 standby letter of credit which was reduced to $125,000 on October 31, 2019.

As of September 29, 2019 the unamortized deferred rent was $83 thousand as compared to $111 thousand as of September 30, 2018. Deferred rent expense is amortized monthly over the life of the leases.

As of September 29, 2019, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Systems Richardson		Applied Optics Center Dallas
Fiscal Year	Lease Payments	CAM Estimate	Lease Payments	CAM Estimate	Total Payments
2020	291	125	255	76	747
2021	147	65	262	78	552
2022	—	—	22	7	29
Total minimum lease payments	$438	$190	$539	$161	$1,328

Total expense under both facility lease agreements for the twelve months ended September 29, 2019 was $700 thousand. Total expense under both facility lease agreements as of the twelve months ended September 30, 2018 was $688 thousand.

Note 8 — Debt Financing

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

In order to meet the security requirement under the lease, we entered into a letter of credit with Avidbank on October 17, 2016 in the amount of $250,000, which expires on October 17, 2019 and is renewable by us for successive one year periods unless the bank notifies us no later than 60 days prior to the end of the initial or any extended term that it shall not renew the letter of credit. Effective as of October 31, 2019 the letter of credit was reduced to $125,000 pursuant to the lease terms.

As of September 29, 2019 and September 30, 2018, the outstanding principal balance on the line of credit was $250 thousand and $300 thousand, respectively. For the years ended September 29, 2019 and September 30, 2018, the total interest expense against the outstanding line of credit balance was $23 thousand and $20 thousand.

Note 9 — Stock Based Compensation

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to Optex Systems Holdings officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or nonstatutory stock options determined at the time of grant. As of September 29, 2019, Optex Systems Holdings has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 09/29/19	Date	Period
12/19/13	25,000	$10.00	25,000	12/18/2020	4 years
Total	25,000		25,000

The following table summarizes the status of Optex Systems Holdings’ aggregate stock options granted under the incentive stock option plan:

		Weighted
	Number of	Average	Weighted	Aggregate
	Remaining	Fair	Average Life	Value
Subject to Exercise	Options	Value	(Years)	(Thousands)
Outstanding as of October 1, 2017	60,010	$—	2.03	$—
Granted – 2018	—	—	—	—
Forfeited – 2018	(30)	—	—	—
Exercised – 2018	—	—	—	—
Outstanding as of September 30, 2018	59,980	$—	1.03	$—
Granted – 2019	—	—	—	—
Forfeited – 2019	(34,980)	—	—	—
Exercised – 2019	—	—	—	—
Outstanding as of September 29, 2019	25,000	$—	1.47	$—

Exercisable as of September 30, 2018	59,980	$—	1.03	$—

Exercisable as of September 29, 2019	25,000	$—	1.47	$—

There were no options granted in the twelve months ended September 29, 2019 and September 30, 2018.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested shares granted under the 2009 Stock Option Plan:

	Number of Non-vested Options	Weighted- Average Grant Date Fair Value
Non-vested as of October 1, 2017	3,750	$8.00
Non-vested granted — year ended September 30, 2018	—	—
Vested — year ended September 30, 2018	(3,750)	8.00
Forfeited — year ended September 30, 2018	—	—
Non-vested as of September 30, 2018	-0-	$8.00
Non-vested granted — year ended September 29, 2019	—	—
Vested — year ended September 29, 2019	—	—
Forfeited — year ended September 29, 2019	—	—
Non-vested as of September 29, 2019	-0-	$—

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

On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the share price of $1.85 as of June 15, 2016 is $372 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. These restricted stock units were fully vested as of January 1, 2019.

On June 15, 2017, the Company issued 50,000 RSUs to its Applied Optics Center General Manager and new board member, Bill Bates. Pursuant to the RSU agreements the RSUs issued to Mr. Bates will vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units based on the share price of $0.95 as of June 15, 2016 is $47.5 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. As of September 29, 2019 there were 16,500 unvested restricted stock units remaining from the June 15, 2017 issue which will vest on January 1, 2020.

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. The Company is amortizing the grant date fair market value of $264 thousand to stock compensation expense on a straight line basis across the three year vesting period beginning on January 2, 2019.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 1, 2017	182,000
Granted	—
Vested	(83,000)
Unvested as of September 30, 2018	99,000
Granted	200,000
Vested	(82,500)
Unvested as of September 29, 2019	216,500

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of period ending
	September 29, 2019	September 30, 2018	September 29, 2019(1)	September 30, 2018
Stock Options	$—	$8	$—	$—
Restricted Stock Units	113	145	200	49
Total Stock Compensation	$113	$153	$200	$49

(1)	The unamortized stock compensation as of September 29, 2019 includes $3 thousand in restricted stock units that will be fully amortized as of December 31, 2019, and $197 thousand that is amortized on a straight line basis from January 1, 2019 through December 31, 2021.

Note 10 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended September 29, 2019 and September 30, 2018, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended September 29, 2019 and September 30, 2018 were $153 thousand and $136 thousand, respectively.

Note 11 — Stockholders Equity

The table below depicts the Optex Systems Holdings stock equity transactions and ending share balances by equity class for the twelve months ended September 30, 2018 and September 29, 2019, respectively.

	Common	Series C	Warrants
Shares outstanding as of October 1, 2017	8,190,101	174	4,323,135
Preferred share conversions to common shares	725,000	(174)
Common shares issued for vested restricted stock units, net of tax withheld	55,902	—
Common stock repurchases	(700,000)	—
Common stock issued for warrants exercised	62,350	—	(62,350)
Shares outstanding as of September 30, 2018	8,333,353	—	4,260,785
Warrant repurchases	—	—	(88,081)
Common shares issued for vested restricted stock units, net of tax withheld	55,565	—
Common stock issued for warrants exercised	47,504	—	(47,504)
Shares outstanding as of September 29, 2019	8,436,422	—	4,125,200

Dividends

On June 26, 2017, the board of directors approved a resolution authorizing a $0.02 per share (and per warrant) dividend for common and preferred series C shareholders and warrant holders of record as of July 5, 2017 and for three subsequent quarterly record dates thereafter. Total dividends of $522 thousand were recorded during the twelve months ending October 1, 2017 and $261 thousand of dividends were paid during the twelve month period. During the twelve months ended September 30, 2018, Optex Systems Holdings recorded a total of $523 in declared dividends for dividends to share and warrant holders of record as of January 12, 2018 and April 12, 2018 and $784 thousand in dividends were paid, which included $261 thousand of dividends in arrears declared in 2017 for shareholders of record as of October 12, 2017. There are no additional dividend payments declared subsequent to the April 12, 2018 record date and as of periods ended September 30, 2018 and September 29, 2019, there were no outstanding dividends payable.

Common stock

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

On January 7, 2019 there were 55,565 common shares issued, net of tax withholding, in settlement of 82,500 restricted stock units with vested on January 1, 2019. On June 12, 2019, we issued 47,504 common shares for the exercise of 47,504 warrants at an exercise price of $1.50 per share for a total transaction value of $71,256 cash.

There were no other issuances of common or preferred stock during the twelve months ended September 29, 2019. As of September 29, 2019, the outstanding common shares were 8,436,422.

Series C Preferred Stock

Our board of directors designated 400 shares of our preferred stock as Series C convertible preferred stock (“Series C preferred stock”). The preferences and rights of the Series C preferred stock are set forth in a Certificate of Designation (the “Series C Certificate of Designation”).

As of September 30, 2018 and September 29, 2019 all 400 of the Series C shares have been converted into common shares and there are zero outstanding Series C preferred shares.

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

During the twelve months ended September 30, 2018, 62,350 of the warrants had been exercised. During the twelve months ended September 29, 2019, 47,504 of the warrants were exercised. On June 26, 2019 the Company repurchased 88,081 warrants at $0.85 per warrant for a total transaction cost of $74,869. As of September 29, 2019 there were 4,125,200 outstanding warrants remaining.

Note 12 — Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations.

The fair value of the warrant liabilities presented below were measured using either a BSM valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

Valuation Assumptions	Issuance date(1) August 26, 2016(4)	Period ended October 1, 2017(4)	Period ended September 30, 2018	Period ended September 29, 2019
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.71	$1.56
Interest Rate (annual) (3)	1.23%	1.62%	2.88%	1.63%
Volatility (annual) (4)	246.44%	179.36%	64.05%	53.66%
Time to Maturity (Years)	5.0	3.9	2.9	1.9
Calculated fair value per share	$0.93	$0.87	$0.82	$0.49

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ending date.

(3) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. as of each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 10/01/2017	4,323,135	$0.87	$3,607
Reclassification to additional paid in capital for correction to underwriter warrants outstanding(1)			41
Reclassification to additional paid in capital upon exercise of warrants(2)	(62,350)		(53)
Gain on Change in Fair Value of Warrant Liability			(95)
Fair Value as of period ended 9/30/2018	4,260,785	$0.82	$3,500
Reclassification to additional paid in capital upon exercise of warrants(3)	(47,504)		(48)
Warrant buyback and cancellation(4)	(88,081)		(72)
Gain on Change in Fair Value of Warrant Liability			(1,344)
Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036

(1)	Correction to Additional Paid in Capital and Warrant Liability for 197,935 outstanding warrants issued to underwriters on August 26, 2016. Total warrants were incorrectly reflected as 4,125,200 and should have been 4,323,135.

(2)	Warrants exercised on September 17, 2018 for gross proceeds of $93.5 thousand. The fair market value of the warrants as of the exercise date was $53 thousand and was reclassed to additional paid in capital.

(3)	Exercise of warrants for gross proceeds of $72 thousand and a warrant liability fair market value of $48 thousand as of the exercise date.

(4)	Buyback of 88,081 warrants at $0.85 per warrant for a total consideration of ($75) thousand and a warrant liability fair market value of $72 thousand.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Note 13 — Income Taxes

The income tax provision for the years ended September 29, 2019 and September 30, 2018 include the following:

	(Thousands)
	2019	2018
Current income tax expense:
Federal 2019	$279	$167
Federal 2018 Tax Adjustment	(15)	—
	264	167
Deferred income tax provision (benefit):
Federal	(1,414)	—

Provision for (Benefit from) income taxes, net	$(1,150)	$167

As of September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize at least ($1.4) million of the $2.4 million deferred tax asset balance. Our assumptions were based on the last three years earning trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending projections. Release of the ($1.4) million against the valuation allowance resulted in the recognition of a tax benefit for the twelve months ended September 29, 2019 and a net valuation allowance of $1.0 million against the deferred tax asset.

The income tax provision for Optex Systems as of September 29, 2019 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2019	%	2018	%

Tax provision (benefit) at statutory federal rate (1)	$949	21	$378	24
Nontaxable expenses	(281)	(6)	(20)	(1)
True up of deferred balance	-	-	(377)	(24)
Rate change	-	-	1,894	120
Other	79	2	(26)	(1)
2018 Federal Income Tax adjustment	(15)	-	-	-
Change in Deferred Tax Valuation Allowance	(1,882)	(42)	(1,682)	(107)
Provision for (Benefit from) income taxes, net	$(1,150)	(25)	$167	11

(1)	Due the Company fiscal period beginning date of October 2, 2017 and the effective date of January 1, 2018 of the statutory rate change from 34% to 21%, the Company is required to use a weighted average statutory rate for the fiscal year period. The statutory rate for the fiscal year period ended September 29, 2019 is 21.0%.

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of September 29, 2019	As of September 30, 2018

Stock Options	$88	$139
Inventory Reserve	150	351
Unicap	39	31
Deferred Compensation	31	46
Fixed assets	(13)	(23)
Goodwill Amortization	398	498
Intangible Asset Amortization	226	283
Net Operating Losses	1,407	1,451
Other	99	117
Subtotal	$2,425	$2,893
Valuation allowance	(1,011)	(2,893)
Net deferred asset (liability)	$1,414	$-0-

The Company has a net loss carryforward of $6.7 million as of September 29, 2019 as compared to a net loss carryforward of $6.9 million as of September 30, 2018. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the company may only realize $2.8 million of the current net operating loss carryforward for a net tax benefit of $0.6 million over the next eighteen years.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ended in September 29, 2019, September 30, 2018 and October 1, 2017 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

During the twelve months ended September 29, 2019 the Company paid $360 thousand in income taxes, and has a net tax refund due related to the fiscal year 2019 tax year of ($75) thousand included in prepaid expenses. There were $144 thousand in income taxes paid during the fiscal year ended September 30, 2018 and had an outstanding accrued tax liability of $22 thousand as of the fiscal year 2018 period.

Note 14 — Subsequent Events

On November 4, 2019, the Board of Directors of Optex Systems Holdings, Inc. (the “Company”) appointed three new directors: Larry Hagenbuch, Dale Lehmann and Rimmy Malhotra, all of whom have been qualified as independent as defined under Nasdaq Listing Rules by the Board. All three new independent directors will be compensated in accordance with the Company’s non-employee director compensation policies. Larry Hagenbuch will serve as the Audit Committee Chair and Rimmy Malhotra will serve as the Compensation Committee Chair. Bill Bates and Karen Hawkins have resigned as directors of the Company in order to enable the Company to have this reconstituted Board comprised of a majority of independent directors. David Kittay also resigned from the Company’s Board and Audit Committee to pursue other business interests.

On November 19, 2019, the Board of Directors of Optex Systems Holdings, Inc. approved annual executive bonuses for Danny Schoening, CEO and Karen Hawkins, CFO of $75 thousand and $54 thousand, respectively, to be paid in December 2019.

On November 14, 2019, the Board of Directors reviewed the independent director compensation and concluded to leave the pay as is currently in place for former independent directors, currently set at $5.5 thousand per quarter served. The board determined to revisit the independent board compensation during the first calendar quarter of 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 29, 2019, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 29, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the year ended September 29, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 29, 2019. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 29, 2019. We have thus concluded that our internal control over financial reporting was effective as of September 29, 2019.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Our board of directors directs the management of the business and affairs of our company as provided in our certificate of incorporation, our by-laws and the General Corporation Law of Delaware. Members of our board of directors keep informed about our business through discussions with senior management, by reviewing analyses and reports sent to them, and by participating in regularly scheduled board and committee meetings.

Our company is led by Danny Schoening, who has served as COO since 2009 and was appointed CEO and Director in 2013, and became Chairman in 2017.

On November 4, 2019, the Board of Directors of Optex Systems Holdings, Inc. (the “Company”) appointed three new directors: Larry Hagenbuch, Dale Lehmann and Rimmy Malhotra, all of whom have been qualified as independent as defined under Nasdaq Listing Rules by the Board. All three new independent directors will be compensated in accordance with the Company’s non-employee director compensation policies. Larry Hagenbuch will serve as the Audit Committee Chair and Rimmy Malhotra will serve as the Compensation Committee Chair. Bill Bates and Karen Hawkins have resigned as directors of the Company in order to enable the Company to have this reconstituted Board comprised of a majority of independent directors. David Kittay also resigned from the Company’s Board and Audit Committee to pursue other business interests.

As of December 16, 2019, our board of directors consists of four directors which includes three independent directors and one non-independent directors as discussed below.

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management. Our directors serve for a one year term and until their successors are elected and duly qualify.

We do not currently consider diversity in identifying nominees for director. Due to our small size, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. Three of our current officers and directors were appointed on November 4, 2019, and three board member resigned as of November 4, 2019.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position

Danny Schoening(4)	55	Chairman and Director, Chief Executive Officer, Chief Operating Officer
Karen L. Hawkins(1)	54	Chief Financial Officer (resigned as Director on November 4, 2019)
Larry Hagenbuch(3)	53	Director, Audit Committee Chair (appointed November 4, 2019)
Dale Lehmann(3)	61	Director (appointed November 4, 2019)
Rimmy Malhotra(3)	44	Director, Compensation Committee Chair (appointed November 4, 2019)
Billy Bates(2)	57	General Manager, Applied Optics Center, (resigned as Director on November 4, 2019)

(1)

Effective June 9, 2017, Karen Hawkins, Chief Financial Officer and was appointed as a Director. Ms. Hawkins stepped down from the board on November 4, 2019 to enable the appointment of new independent board members.

(2)	Billy Bates was appointed as a Director on June 9, 2017. Mr. Bates stepped down from the board on November 4, 2019 to enable the appointment of new independent board members.

(3)	Appointed to the board as a director effective as of November 4, 2019 as independent directors as such term is defined under NASDAQ Listing Rule 5605(b)(2) and Exchange Act Rule 10A-3.

(4)	Danny Schoening has served as COO since 2009 and CEO and Director since 2013 and was elected to Chairman of the board on June 9, 2017.

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

Karen L. Hawkins. On November 19, 2014, Karen Hawkins was appointed as our Chief Financial Officer. Ms. Hawkins had previously served as our Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins has over 30 years’ experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 25 years’ direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics — Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March, 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3-year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986 and became a Certified Public Accountant in 1992.

Larry Hagenbuch joins the Board and has accepted the role of Audit Committee Chair. Larry is currently a Managing Director at Huron Consulting Group. Prior to that, Larry was the Chief Operating Officer and Chief Financial Officer for J. Hilburn, Inc., a custom clothier for men from Dec 2009 to May 2019. He served on the board of directors of Remy International (REMY) from November 2008 until that company’s sale to BorgWarner in November 2015, where he served on the audit and compensation committees. Larry also currently serves on the board of directors for both Arotech (ARTX) and HireQuest (HQI). Larry has served in senior management positions for SunTx Capital Partners, Alix Partners, GE / GE Capital, and American National Can Group, Inc. Larry began his professional career in the United States Navy.

Dale Lehmann joins the Board as an industry expert having over 30 years of management, strategy, product development, delivery and operational experience in the electro-optical industry. Dale was the Director of Business Development & Strategy for General Dynamics Global Imaging Technologies Group from 2014 through 2017. Prior to that, Dale was the Senior Vice President & General Manager of the Infrared Products Group for L-3 Communications/Cincinnati Electronics from 1995 through 2014. Dale currently sits on the Board of Directors for Adimec USA, a provider of application specific imaging solutions.

Rimmy Malhotra joins the Board and has accepted the role of Compensation Committee Chair. Rimmy currently manages The Nicoya Fund, an investment partnership whose partners include, high net worth individuals, entrepreneurs and family offices and has acted in that capacity since 2013. He currently serves as Vice-Chairman of HireQuest, a NASDAQ listed staffing operator. He holds an MBA from The Wharton School in Finance, MA in International Affairs from The University of Pennsylvania and a Bachelor of Science in Computer Science from Johns Hopkins University.

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

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In 2019 and 2018, all directors attended a minimum of 75% of the meetings of the board of directors.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 1 meetings (including special meetings) and took action by unanimous written consent 1 time during our fiscal year ended September 29, 2019.

Board Committees

As of November 4, 2019, Larry Hagenbuch was appointed to the board as an independent director and has accepted the role of Audit Committee Chair and Rimmy Malhotra was appointed to the board as an independent director and has accepted the role of Compensation Committee Chair. Each committee has three independent board members including Dale Lehmann.

Mr. Kittay, resigned as of November 4, 2019 and previously served as our only independent director, and as chair of the Audit and Compensation Committee until November 3, 2019.

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

Board Independence

Our board of directors has determined that three of our directors would meet the independence requirements of the Nasdaq Capital Market, if such standards applied to the Company. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Danny Schoening,	2019	$279,504	$76,216	$73,740	$-	$-	$429,460
CEO & Board Chairman	2018	262,417	152,432	93,000	4,273	-	512,122
	2017	256,416	48,856	93,000	19,943	-	418,215

Karen Hawkins	2019	$201,537	$55,691	$24,580	$-	$-	$281,808
CFO & Board Director	2018	188,055	55,691	31,000	2,137	-	276,883
	2017	184,124	35,699	31,000	9,971	-	260,794

Bill Bates	2019	$148,269	$28,561	$15,675	$-	$-	$192,505
AOC GM & Board Director	2018	140,220	28,044	19,210	-	-	187,474
	2017	135,631	6,681	8,696	-	-	151,009

Stanley A. Hirschman,	2018	$-	$-	$-	$2,137	$-	$2,137
President, resigned (3)	2017	-	-	-	9,971	-	9,971

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2014 through fiscal 2016, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.

(2)	On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.85 as of June 15, 2016 is $372 thousand. The restricted stock units were fully vested on January 1, 2019. On June 15, 2017, the Company issued 50,000 RSUs to its General Manager (Applied Optical Products). The RSUs issued to Mr. Bates vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units granted to Mr. Bates based on the shares price of $0.95 as of June 15, 2017 is $47.5 thousand. On January 2, 2019, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2020, 33% on January 1, 2021 and 33% on January 1, 2022. The total market value of the restricted stock units based on the shares price of $1.32 as of January 2, 2019 is $264 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during the fiscal years, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions.

(3)	Stanley Hirschman retired as our President as of July 20, 2017 and resigned as a director effective on November 4, 2015.

Option Grants in Last Fiscal Year

There were no Option Grants during the twelve months ended September 29, 2019 or September 30, 2018.

Employment Agreements - Danny Schoening

We entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term has automatically renewed through December 1, 2020. The term of the agreement shall be automatically extended for successive 18 month periods, unless we shall provide a written notice of termination at least ninety (90) days, or Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable.

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

71

●

On November 20, 2018 the Company’s Board of Directors approved a 30% bonus payable in December 2018, an 8% salary increase as of January 1, 2019 and the issuance of 150,000 restricted stock units with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The base salary effective as of January 1, 2019 is $284,645.

●	On November 19, 2019, the Company’s Board of Directors approved an executive bonus for Danny Schoening, CEO of $75 thousand to be paid December 2019.

Karen Hawkins

On August 4, 2016, our Board of Directors approved an employment agreement for Karen Hawkins, Chief Financial Officer, dated as of August 1, 2016. This agreement has the following salient terms:

●	The term of the agreement commenced on August 1, 2016 and expires on January 31, 2018 and automatically renews for subsequent 18 month periods unless Ms. Hawkins or we give notice of termination at least 90 days before the end of the term then in effect. As of July 31, 2019 the contract automatically renewed to January 31, 2021.

●	On each subsequent renewal date of the commencement of employment, Hawkins’ base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine and Ms. Hawkins is entitled to annual bonuses of up to 30% of her base salary as approved by the Board.

●	Ms. Hawkins is entitled to 15 days’ vacation and all other benefits accorded to our other senior executives.

●	The employment agreement events of termination consist of: (i) death of Ms. Hawkins; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Ms. Hawkins, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Ms. Hawkins for good reason (including breach by us of its obligations under the agreement, the requirement for Ms. Hawkins to move more than 100 miles away for her employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Ms. Hawkins, Ms. Hawkins shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Ms. Hawkins with good reason, Ms. Hawkins shall also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $35.7 thousand awarded to Karen Hawkins for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Karen Hawkins, CFO.

●	On December 19, 2017, our Board of Directors approved a bonus payment of 30% of the base salary, or $55.7 thousand for 2017 performance.

●	On November 20, 2018 the Company’s board of directors approved a 30% bonus payable in December 2018, or $55.7 thousand, and an 8% salary increase as of January 1, 2019, and the issuance of 50,000 restricted stock units with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The base salary effective as of January 1, 2019 is $205,425.

●	On November 19, 2019, the Company’s Board of Directors approved an executive bonus for Karen Hawkins, CEO of $54 thousand to be paid in December 2019.

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

As of September 29, 2019, 71,070 options had been granted, 41,070 of these options had forfeited due to terminations or expiration, and 30,000 had vested of which 5,000 options were exercised. The remaining outstanding options as of December 16, 2019 are 25,000 and are fully vested with an expiration of December 18, 2020.

The vested options represent potential future cash proceeds to our company of $250,000. There are no additional options that will become vested and exercisable within 60 days. The following table provides summary information on our outstanding options as of December 16, 2019.

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

Outstanding Director and Officer Equity Awards as of December 16, 2019

	Option Awards
	Number of shares underlying unexercised options
	Non-Plan		Equity Incentive Plan Awards
Name	Number Exercisable	Number Unexercisable	Total Granted	Exercise Price	Expiration Date	Footnotes
Danny Schoening	10,000	—	10,000	10.00	12/18/2020	(1)

Karen Hawkins	5,000	—	5,000	10.00	12/18/2020	(1)

Stan Hirschman	5,000	—	5,000	10.00	12/18/2020	(1)(2)

Merrick Okamato	5,000	—	5,000	10.00	12/18/2020	(1)(2)

(1)	Options granted on December 19, 2013 pursuant to employee stock option compensation plan. Shares vest over 4 years at a rate of 25% per year each respective anniversary date subsequent to 2013 and expire after seven years. As of September 29, 2019 100% of the options had vested.

(2)	Merrick Okamato resigned as an officer on November 19, 2014, upon resignation, the board approved vesting of 100% of his outstanding unvested options. Stan Hirschman resigned as a director effective on November 4, 2015, On December 8, 2015, the board of directors approved vesting of 100% of his outstanding unvested options effective on his resignation.

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

On November 20, 2018 the Company’s board of directors approved the issuance of 150,000 and 50,000 restricted stock units to Danny Schoening and Karen Hawkins, respectively, with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The total market value of the restricted stock units based on the shares price of $1.32 as of January 2, 2019 is $264 thousand.

As of September 29, 2019 there are 216,500 outstanding unvested restricted stock units remaining to vest, of which 84,500 will vest as of January 1, 2020 and the remaining 132,000 will vest on January 1, 2021 and January 1, 2022 for 66,000 shares on each date.

Consulting and Vendor Equity Compensation

There was no equity compensation to consultants or vendors during the years ended September 29, 2019 or September 30, 2018.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 29, 2019.

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

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 29, 2019.

Name	Fees Earned or Paid in Cash ($)

David Kittay(1)	$24,000
Danny Schoening	-
Karen Hawkins	-
Bill Bates	-

(1)	Director and meeting fees paid quarterly from October 2018 through September 2019. Each independent director receives $5,500 for each quarter served from October 2018 through September 2019, plus travel and incidental expenses associated with board activities. Mr. Kittay resigned as a Director on November 4, 2019.

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

On November 4, 2019, the Board of Directors of Optex Systems Holdings, Inc. (the “Company”) appointed three new directors: Larry Hagenbuch, Dale Lehmann and Rimmy Malhotra, all of whom have been qualified as independent as defined under Nasdaq Listing Rules by the Board. All three new independent directors will be compensated in accordance with the Company’s non-employee director compensation policies. Larry Hagenbuch will serve as the Audit Committee Chair and Rimmy Malhotra will serve as the Compensation Committee Chair. Bill Bates and Karen Hawkins have resigned as directors of the Company in order to enable the Company to have this reconstituted Board comprised of a majority of independent directors. David Kittay also resigned from the Company’s Board and Audit Committee to pursue other business interests.

On November 14, 2019, the Board of Directors reviewed the independent director compensation and concluded to leave the pay as is currently in place for former independent directors, currently set at $5.5 thousand per quarter served. The board determined to revisit the independent board compensation during the first calendar quarter of 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 16, 2019, we had 8,436,422 shares of common stock, 4,125,200 warrants, 216,500 granted and unvested restricted stock units and 25,000 vested and exercisable stock options. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 16, 2019, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our four new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of December 16, 2019 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Gate City Capital Management LLC (1)	1,320,609	15.7%
	Ephraim Fields (2)	1,179,174	14.0%
	David W. Wright (3)	830,100	9.8%

Directors and Officers:	Danny Schoening (4)	827,627	9.7%
	Karen Hawkins (5)	233,176	2.7%
	Bill Bates (6)	39,063	0.5%

Directors and officers as a group (3 Individuals) (7)		1,099,866	12.9%

1	Represents 1,320,609 common shares reported as held by Gate City Capital Management LLC, 70 West Madison Street, Suite 1400 Chicago, IL 60602 on SEC schedule 13G/A (filed on February 13, 2019).

2	Represents 1,179,174 common shares reported as held by Ephraim Fields (c/o Echo Lake Capital) located at 501 Madison Avenue, Floor 12A New York, NY 10022 on SEC schedule 13D (filed on October 3, 2019).

3

Represents 830,100 common shares controlled by David W. Wright for Henry Partners, L.P. Matthew Partners, L.P. Henry Investment Trust, L.P. and David W. Wright, located at 255 South 17th Street, Ste. 1102 Philadelphia, PA 19103, as reported on SEC schedule 13D (filed on October 3, 2019).

4	Includes common shares held of 758,327, restricted stock units of 51,000 expected to vest on January 1, 2020, and options to purchase 10,000 shares of our common stock which have vested and are currently exercisable, and 8,300 warrants.

5	Represents common shares held of 211,176 and restricted stock units of 17,000 expected to vest on January 1, 2020 and options to purchase 5,000 shares of our common stock which have vested and are currently exercisable.

6	Represents common shares held of 22,563 and restricted stock units of 16,500 expected to vest on January 1, 2020.

7	Represents common shares, options, and warrants held by Danny Schoening, Karen Hawkins, and Bill Bates.

Item 13 Certain Relationships and Related Transactions, and Director Independence

None

Transactions with Executive Management

See the “Executive Compensation” section for a discussion of the material elements of compensation awarded to, earned by or paid to our named executive officers. Other than as stated in the “Executive Compensation” section, we have not entered into any transactions with executive management.

Director Independence

As of the date of filing of this Annual Report, the Company has three independent directors, as such term is defined under NASDAQ standards and one non independent director.

Item 14 Principal Accountant Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended September 29, 2019 and September 30, 2018, respectively.

Fee Category	2019	2018
Audit Fees (1)	$75,650	$81,239

Audit-Related Fees-registration statement consents (2)	5,000	5,000

Tax Fees	7,300	9,300

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 29, 2019 and September 30, 2018, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

Item 15 Exhibits

Exhibits

Exhibit No.	Description

1.1	Form of Underwriting Agreement(28)

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

4.4	Certificate of Designation of Series C Convertible Preferred Stock(29)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

Exhibit No.	Description
10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description
10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

10.45	First Amendment to Amended and Restated Loan Agreement with Avidbank(26)

10.46	Restricted Stock Unit Plan(27)

10.47	Form of RSU Agreement(27)

10.48	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(25)

10.49	Form of Lease(30)

10.50	Form of Letter of Credit(30)

10.51	Form of Second Amendment to Loan Agreement(30)

10.52	Form of Stock Repurchase Agreement(31)

10.53	Form of Note Satisfaction Agreement(32)

10.54	Form of Stock Purchase Agreement(32)

10.55	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(33)

10.56	Amendment to AvidBank Facility dated April 5, 2018(34)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010
(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011
(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011

(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended September 30, 2018, filed on March 27, 2012
(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014
(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015
(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015
(25)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 28, 2016
(27)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016
(28)	Incorporated by reference from our Amendment No. 2 to Form S-1, filed on August 12, 2016
(29)	Incorporated by reference from our Amendment No. 5 to Form S-1, filed on August 22, 2016
(30)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016
(31)	Incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2017
(32)	Incorporated by reference from our Current Report on Form 8-K, filed on June 15, 2017
(33)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017
(34)	Incorporated by reference from our Current Report on Form 8-K, dated April 11, 2018

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 16, 2019

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 16, 2019

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 16, 2019

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 16, 2019

/s/ Larry Hagenbuch
Larry Hagenbuch	Director and Audit Committee Chair	December 16, 2019

/s/ Rimmy Malhotra
Rimmy Malhotra	Director and Compensation Committee Chair	December 16, 2019

/s/ Dale Lehmann
Dale Lehmann	Director	December 16, 2019

