Form 10-Q
period 2019-12-29
Optex Systems Holdings Inc
filed 2020-02-10
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2020: 8,495,869 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 29, 2019

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 29, 2019

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 29, 2019 (UNAUDITED) AND SEPTEMBER 29, 2019	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 29, 2019 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 30, 2018 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 29, 2019 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 30, 2018 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED DECEMBER 29, 2019 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 30, 2018 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)

	December 29,2019	September 29, 2019
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$1,683	$1,068
Accounts Receivable, Net	2,689	3,066
Inventory, Net	10,656	10,535
Prepaid Expenses	208	348

Current Assets	15,236	15,017

Property and Equipment, Net	1,065	1,102

Other Assets
Deferred Tax Asset	1,341	1,414
Right-of-use Asset	1,715	-
Security Deposits	23	23

Other Assets	3,079	1,437

Total Assets	$19,380	$17,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,279	$1,833
Operating Lease Liability	549	-
Accrued Expenses	795	1,180
Accrued Warranty Costs	75	46
Customer Advance Deposits	-	3
Credit Facility	600	250

Current Liabilities	3,298	3,312

Operating Lease Liability - Long Term	1,240	-
Warrant Liability	3,287	2,036
Total Liabilities	7,825	5,348

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,436,422 shares issued and outstanding)	8	8
Additional Paid in capital	26,160	26,134
Accumulated Deficit	(14,613)	(13,934)

Stockholders’ Equity	11,555	12,208

Total Liabilities and Stockholders’ Equity	$19,380	$17,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)

	Three months ended
	December 29, 2019	December 30, 2018

Revenue	$5,887	$5,891

Cost of Sales	4,420	4,448

Gross Margin	1,467	1,443

General and Administrative Expense	749	743

Operating Income	718	700

(Loss) Gain on Change in Fair Value of Warrants	(1,251)	1,385

Interest Expense	(5)	(6)
Other (Expense) Income	(1,256)	1,379

(Loss) Income Before Taxes	(538)	2,079

Income Tax Expense, net	$141	$54

Net (Loss) Income	$(679)	$2,025
Deemed dividends on participating securities	-	(671)
Net (loss) income applicable to common shareholders	$(679)	$1,354
Basic (loss) income per share	$(0.08)	$0.16

Weighted Average Common Shares Outstanding - basic	8,436,422	8,333,353

Diluted (loss) income per share	$(0.08)	$0.16

Weighted Average Common Shares Outstanding - diluted	8,436,422	8,494,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)

	Three months ended
	December 29, 2019	December 30, 2018

Cash Flows from Operating Activities:
Net (Loss) Income	$(679)	$2,025

Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	66	85
Loss (Gain) on Change in Fair Value of Warrants	1,251	(1,385)
Stock Compensation Expense	26	36
Deferred Tax	73	-
Accounts Receivable	377	(270)
Inventory, net	(121)	(882)
Prepaid Expenses	140	17
Accounts Payable and Accrued Expenses	(865)	492
Federal Income Taxes Payable	-	54
Accrued Warranty Costs	29	(28)
Prepaid Royalties	-	8
Customer Advance Deposits	(3)	(303)
Increase (Decrease) In Accrued Estimated Loss On Contracts	-	-
Total Adjustments	973	(2,176)
Net Cash provided by (used in) Operating Activities	294	(151)

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(29)	(18)
Net Cash used in Investing Activities	(29)	(18)

Cash Flows provided by Financing Activities
Borrowings from Credit Facility	350	200

Net Cash provided by Financing Activities	350	200

Net Increase in Cash and Cash Equivalents	615	31
Cash and Cash Equivalents at Beginning of Year	1,068	1,133
Cash and Cash Equivalents at End of Year	$1,683	$1,164

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$1,811	$-
Operating Lease Liabilities	(1,894)	-

Cash Transactions:
Cash Paid for Interest	5	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended December 29, 2019
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Outstanding	Stock	Capital	Earnings	Equity
Balance at September 29, 2019	8,436,422	$8	$26,134	$(13,934)	$12,208
Stock Compensation Expense	-	-	26	-	26
Net loss	-	-	-	(679)	(679)

Balance at December 29, 2019	8,436,422	$8	$26,160	$(14,613)	$11,555

	Three months ended December 30, 2018
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Outstanding	Stock	Capital	Earnings	Equity
Balance at September 30, 2018	8,333,353	$8	$25,938	$(19,602)	$6,344
Stock Compensation Expense	-	-	36	-	36
Net income	-	-	-	2,025	2,025

Balance at December 30, 2018	8,333,353	$8	$25,974	$(17,577)	$8,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 56%, two major U.S defense contractors, 11% and 12%, one commercial customer, 7%, and all other customers, 14%. Approximately 96% of the total company revenue is generated from domestic customers and 4% is derived from Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 29, 2019, Optex Systems Holdings operated with 105 full-time equivalent employees.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optex Systems, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 29, 2019 and other reports filed with the SEC.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of Optex Systems Holdings for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.7 million and corresponding operating lease liabilities of approximately $1.8 million as of December 29, 2019, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. See also Note 4.

Inventory: As of December 29, 2019 and September 29, 2019, inventory included:

	(Thousands)
	December 29, 2019	September 29, 2019
Raw Material	$7,260	$7,395
Work in Process	3,722	3,599
Finished Goods	387	254
Gross Inventory	$11,369	$11,248
Less: Inventory Reserves	(713)	(713)
Net Inventory	$10,656	$10,535

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended December 29, 2019 are derived from revenues of U.S. government agencies: 47%, three major U.S. defense contractors: 20%, 11% and 7%, one commercial customer, 7%, and all other customers: 8%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of December 29, 2019 and September 29, 2019, the Company had warranty reserve balances of $75 thousand and $46 thousand, respectively.

	Three months ended
	December 29, 2019	December 30, 2018
Beginning balance	$46	$101

Incurred costs for warranties satisfied during the period	-	(7)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	20	29
Change in estimate for pre-existing warranty liabilities (2)	9	(50)
Warranty Expense	29	(21)

Ending balance	$75	$73

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

Revenue Recognition: As of fiscal-year beginning on October 1, 2018, the Company has adopted FASB ASC 606—Revenue from Contracts with Customers, which is required for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company selected a modified retrospective application of the standard for all periods presented as of the October 1, 2018 implementation date. The new revenue recognition standard requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three-year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period.

During the three months ended December 29, 2019 there was $3 thousand respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue). As of December 29, 2019 there are no customer deposit liabilities. As of the three months ended December 29, 2019, there are no significant contract costs such as sales commissions or costs deferred.

Income Tax/Deferred Tax: As of December 29, 2019 Optex Systems, Inc. has a deferred tax asset valuation allowance of ($1.0) million against deferred tax assets of $2.3 million, as compared to a valuation allowance of ($1.0) million against deferred tax assets of $2.4 million as of September 29, 2019. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2019. During the three months ended December 29, 2019, our deferred tax assets decreased by ($0.1) million related current year tax adjustments for amortization expenses and an applied net operating loss carryforward.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our outstanding warrants are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three months ended December 29, 2019, there were no declared dividends and zero in allocated undistributed earnings attributable to the participating warrants due to the period net loss. During the three months ended December 30, 2018, declared dividends of $0 and $671 thousand was attributable to participating warrants.

The Company has potentially dilutive securities outstanding which include unvested restricted stock units, stock options and warrants. In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any deemed dividends on participating securities (warrants) and the denominator is increased to assume the conversion of the number of additional incremental common shares. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For three months ended December 29, 2019, 4,125,200 warrants (which convert to 506,604 incremental shares for the three months) and 216,500 unvested restricted stock units (which converts to 114,605 incremental shares for the three months), were excluded in the diluted earnings per share calculation as antidilutive due to the period net loss. For the three months ended December 29, 2019, 99,000 unvested restricted stock units (which converts to 77,344 incremental dilutive shares for the three months) and 4,260,785 warrants (which converts to 83,545 incremental dilutive shares for the three months) were included in the diluted earnings per share calculation and 25,000 stock options were excluded from the earnings per share calculation as they were antidilutive.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 93% of the Optex Systems segment revenue is comprised of domestic military customers and 7% is comprised of foreign military customers. During the three months ending December 29, 2019, Optex Systems segment revenue is derived from the U.S. government, 46%, and two major U.S. defense contractors representing 11% and 9% of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 29, 2019, the Richardson facility operated with 70 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 22% and military sales to prime and subcontracted customers represent 78% of the total segment revenue. Approximately 86% of the AOC revenue is derived from external customers and approximately 14% is related to intersegment sales to Optex Systems in support of military contracts. The AOC segment revenue from the U.S. government, one major commercial customer, and one major defense contractor represents approximately 10%, 7% and 12% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 29, 2019, AOC operated with 35 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Three months ended December 29, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total
Revenues from external customers	$3,644	$2,243	$-	$5,887
Intersegment revenues	-	373	(373)	-
Total Revenue	$3,644	$2,616	$(373)	$5,887

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$6	$60	$-	$66

Income (loss) before taxes	$482	$262	$(1,282)	$(538)

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Loss on change in fair value of warrants	$-	$-	$1,251	$1,251
Stock compensation expense	$-	$-	$26	$26
Warranty Expense	$-	$29	$-	$29

Segment Assets	$12,293	$7,087	$-	$19,380
Expenditures for segment assets	$13	$16	$-	$29

	Reportable Segment Financial Information (thousands)

	Three months ended December 30, 2018
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total
Revenues from external customers	$3,830	$2,061	$-	$5,891
Intersegment revenues	-	415	(415)	-
Total Revenue	$3,830	$2,476	$(415)	$5,891

Interest expense	$-	$-	$6	$6

Depreciation and Amortization	$9	$76	$-	$85

Income before taxes	$406	$330	$1,343	$2,079

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Gain on Change in Fair Value of Warrants	$-	$-	$(1,385)	$(1,385)
Stock option compensation expense	$-	$-	$36	$36
Royalty expense amortization	$8	$-	$-	$8
Warranty Expense	$-	$(21)	$-	$(21)

Segment Assets	$9,448	$4,330	$-	$13,778
Expenditures for segment assets	$4	$14	$-	$18

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, as well as certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. Pursuant to the terms of the most recent amendment to the Richardson site facilities lease, there was no base rent payment due from January 1, 2014 through March 31, 2014, with payments beginning April 2014. The monthly base rent was $23.0 thousand through March 31, 2019, and annual rental payment inflationary increases between 3.4% and 4.8% occurring April 1, each year. The monthly rent includes approximately $10.4 thousand for additional Common Area Maintenance (CAM) fees and taxes, to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. On November 17, 2016, we received a countersigned new lease for the Applied Optics Center from the landlord, dated October 21, 2016, and which commenced retroactive to October 1, 2016. The new lease term will expire on October 31, 2021, with two renewal options available to the tenant, each with a renewal term duration of five years. The monthly base rent was $20.0 thousand through September 30, 2018 and escalates approximately 3% October 1, each year thereafter through 2021. The lease includes a one month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand. The monthly rent includes approximately $6.4 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord. Our obligations to make payments under the lease are secured by a $250,000 standby letter of credit which was reduced to $125,000 on October 31, 2019.

The Company has one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment is $1.5 thousand per month from October 1, 2018 through December 31, 2021.

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.7 million and corresponding operating lease liabilities of approximately $1.8 million, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.

Optex Systems Holdings elects to apply the short-term lease measurement and recognition exemption to office and machinery rentals with a duration of less than one year. During the three months ending December 29, 2019 there was only one short term forklift lease in that class with an expiration date of June 30, 2019. The short-term rental expenses during the three months ending December 29, 2019 were $1 thousand with a remaining lease obligation of $1.7 thousand as of the period end date.

As of December 29, 2019, the remaining minimum lease and estimated CAM payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases

	(Thousands)
	Optex Richardson	Applied Optics Center	Office	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Equipment Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2020 Base year lease	219	191	14	424	151
2021 Base year lease	148	262	18	428	144
2022 Base year lease	-	22	4	26	7
Total base lease payments	$367	$475	$36	$878	$302
2022-2026 Lease option-assumed exercise(2)	-	1,312	-	1,312
Total lease payments	$367	$1,787	$36	$2,190

Imputed interest on lease payments (1)	(16)	(383)	(2)	(401)
Total Operating Lease Liability(3)	$351	$1,404	$34	$1,789

Right-of-use Asset	$305	$1,376	$34	$1,715

(1) Assumes a discount borrowing rate of 7.5%.

(2) Assumes only one of the two five year options are exercised. The Company believes it is reasonably certain to exercise the first of the two 5 year options but believes the additional 5 year option falls outside of the range of reasonable predicability.

(3) Short-term and Long-term portion of Operating Lease Liability is $549 thousand and $1,240 thousand, respectively.

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended December 29, 2019 was $175 thousand. Total expense under facility lease agreements as of the three months ended December 29, 2019 was $172 thousand. Total office equipment rentals included in operating expenses was $5 thousand for the three months ended December 29, 2019 and December 30, 2018.

As of September 29, 2019, there was $83 thousand in unamortized deferred rent included in accrued liabilities which was reclassed to the right of use asset on adoption of ASC842.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of December 29, 2019 and September 29, 2019, the outstanding principal balance on the line of credit was $600 thousand and $250 thousand, respectively. For the three months ended December 29, 2019 and December 30, 2018, the total interest expense against the outstanding line of credit balance was $5 thousand and $6 thousand, respectively.

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

Note 6-Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statements of operations.

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 30, 2018	Period ended December 30, 2018	Period ended September 29, 2019	Period ended December 29, 2019
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$1.71	$1.32	$1.56	$2.02
Interest Rate (annual) (3)	2.88%	2.49%	1.63%	1.58%
Volatility (annual)	64.05%	62.95%	53.66%	53.00%
Time to Maturity (Years)	2.9	2.7	1.9	1.7
Calculated fair value per share	$0.82	$0.50	$0.49	$0.80

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ended date.

(3) Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/30/2018	4,260,785	$0.82	$3,500
Gain on Change in Fair Value of Warrant Liability			(1,385)
Fair Value as of period ended 12/30/2018	4,260,785	$0.50	2,115

Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Loss on Change in Fair Value of Warrant Liability			1,251
Fair Value as of period ended 12/29/2019	4,125,200	$0.80	$3,287

During the three months ended December 29, 2019 or December 30, 2018, there were no new issues or exercises of existing warrants. During the three months ended December 29, 2019 and December 30, 2018, the Company recognized a $1.3 million loss and a ($1.4) million gain on the change in fair value of warrants, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of September 29, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the three months ended December 29, 2019, all of the 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the three months ended December 29, 2019. As of December 29, 2019, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 1, 2018	99,000
Granted - year ended September 29, 2019	200,000
Vested - year ended September 29, 2019	(82,500)
Unvested as of September 29, 2019	216,500
Granted – three months ended December 29, 2019	-
Vested - three months ended December 29, 2019	-
Unvested as of December 29, 2019	216,500

Pursuant to the executive compensation package approved by our board of directors on November 20, 2018:

●	On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. The Company will amortize the grant date fair market value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019.

●	Effective as of January 1, 2019, Danny Schoening, CEO and Karen Hawkins, CFO received an 8% salary increase.

On January 7, 2019, the Company issued 55,565 common shares to three directors and officers, net of tax withholding of $37 thousand, in settlement of 82,500 restricted stock units which vested on January 1, 2019.

On January 7, 2020, the Company issued 59,447 common shares to one director and two officers, net of tax withholding of $54 thousand, in settlement of 84,500 restricted stock units which vested on January 1, 2020. (see subsequent events)

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ended
	December 29, 2019	December 30, 2018	December 29, 2019	September 29, 2019

Restricted Stock Units	26	36	174	200
Total Stock Compensation	$26	$36	$174	$200

Note 8 Stockholders’ Equity

Dividends

As of the three months ended December 29, 2019 and the twelve months ended September 29, 2019, there were no declared or outstanding dividends payable.

Common stock

There were no new issues of common shares during the three months ending December 29, 2019. As of September 29, 2019 and December 29, 2019, the outstanding common shares were 8,436,422.

Note 9 Subsequent Events

On January 7, 2020, the Company issued 59,447 common shares to one director and two officers, net of tax withholding of $54 thousand, in settlement of 84,500 restricted stock units which vested on January 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 29, 2019 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended December 29, 2019, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2020.

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

●	On February 12, 2019, the Company announced a $1.9 Million order from Defense Logistics Agency Troop Support, Philadelphia. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On March 4, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $1.3 Million over a three to five-year period and a Firmed Fixed Price award for $0.7 Million for 2019 and 2020 delivery.

●	On May 20, 2019, the Company announced a $1.2 Million order from Atlantic Diving Supply through the U.S. Governments TLS Program for newly designed Laser Filter Units will be manufactured at the Applied Optics Center (AOC) Division.

●	On June 10, 2019, the Company announced it has been awarded a $1.3 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On November 12, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 Million over a five-year period.

●	On December 3, 2019 the Company announced a shared award for a maximum of $35 Million for Improved Commander Weapon System (ICWS) periscopes under a three-year Indefinite Delivery - Indefinite Quantity (IDIQ) contract with two additional optional years. Optex and another recipient have been awarded this shared award from Defense Logistics Agency, Land and Maritime. Each company’s portion of the award will depend on price and performance over the ordering periods.

●	On January 6, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 million over a five-year period.

●	On January 22, 2020, the Company announced it has been awarded a $1.1 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On January 27, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $3.6 million over a five-year period.

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

Executive and Board Compensation

On November 20, 2018 the Company’s executive compensation committee recommended and the board of directors approved executive compensation as follows:

●	A 30% officer bonus of base salary to Danny Schoening and Karen Hawkins for fiscal year 2018 performance to be paid during December 2018. The bonuses of $76 thousand, and $56 thousand were paid to Danny Schoening and Karen Hawkins, respectively on December 7, 2018.

●	A base salary increase of 8% for Danny Schoening and Karen Hawkins effective as of January 1, 2019.

●	The issuance of 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, and vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter.

On November 14, 2019, the Board of Directors reviewed the compensation for non-employee directors and concluded to keep the compensation at the current $5.5 thousand per quarter served. The board determined to revisit the independent board compensation during the first calendar quarter of 2020.

On November 19, 2019, the Board of Directors of Optex Systems Holdings, Inc. approved annual executive bonuses for Danny Schoening, CEO and Karen Hawkins, CFO of $75 thousand and $54 thousand, respectively, which was paid in December 2019.

Results of Operations

Non-GAAP Adjusted EBITDA

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

The table below summarizes our three-month operating results for the three-month periods ended December 29, 2019 and December 30, 2018, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	Three months ending
	December 29, 2019	December 30, 2018

Net (Loss) Income - (GAAP)	$(679)	$2,025
Add:
Loss (Gain) on Change in Fair Value of Warrants	1,251	(1,385)
Federal Income Tax Expense (Benefit) - Current	141	54
Depreciation	66	85
Stock Compensation	26	36
Royalty License Amortization	-	8
Interest Expense	5	6
Adjusted EBITDA – Non-GAAP	$810	$829

Our adjusted EBITDA decreased by $19 thousand to $810 thousand during the three months ended December 29, 2019 as compared to $829 thousand during the three months ended December 30, 2018. The reduction in the three-month EBITDA from the prior year three-month period is primarily driven by increased general and administrative expenses (excluding non-cash EBITDA adjustments) during the three-month period as compared to the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the three months ended December 29, 2019, we recognized a loss on the change in fair value of warrants of $1.3 million as compared to a gain of $1.4 million in the prior year three-month period. As this is a non-cash (gain) loss driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three-months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 29, 2019 and December 30, 2018 reconciled to the Condenses Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

Three months ended

	December 29, 2019				December 30, 2018
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,644	$2,243	$-	$5,887	$3,830	$2,061	$-	$5,891
Intersegment Revenues	-	373	(373)	-	-	415	(415)	-
Total Segment Revenue	3,644	2,616	(373)	5,887	3,830	2,476	(415)	5,891

Total Cost of Sales	2,744	2,049	(373)	4,420	3,023	1,840	(415)	4,448

Gross Margin	900	567	-	1,467	807	636	-	1,443
Gross Margin %	24.7%	21.7%	-	24.9%	21.1%	25.7%	-	24.5%

General and Administrative Expense (1)	588	135	26	749	571	136	36	743
Segment Allocated G&A Expense	(170)	170	-	-	(170)	170	-	-
Net General & Administrative Expense	418	305	26	749	401	306	36	743

Operating Income (Loss)	482	262	(26)	718	406	330	(36)	700
Operating (Loss) %	13.2%	10.0%	-	12.2%	10.6%	13.3%	-	11.9%

Gain on Purchased Asset	-	-	-	-	-	-	-	-
(Loss) Gain on Change in Fair Value of Warrants	-	-	(1,251)	(1,251)	-	-	1,385	1,385
Interest Expense	-	-	(5)	(5)	-	-	(6)	(6)

Net Income (Loss) before taxes	$482	$262	$(1,282)	$(538)	$406	$330	$1,343	$2,079
Net Income (Loss) %	13.2%	10.0%	-	(9.1%)	10.6%	13.3%	-	35.3%

Our total revenues decreased by $4 thousand or (0.0%) during the three months ended December 29, 2019 as compared to the three months ended December 30, 2018. Decreased revenues during the three months were driven by decreased revenue of ($186) thousand at the Optex Richardson segment offset by an increase of $182 thousand for the Applied Optics Center. The Optex Richardson revenue decrease is primarily attributable to lower revenue on our sighting systems during the current quarter due to the completion of the DDAN spare order contracts during the first quarter of 2019. The Applied Optics increase in revenue is directly attributable to deliveries against a new 24mm laser filter unit and ARD assembly order which did not occur in the prior year period. Current quarter Intersegment revenues are above the prior year by $42 thousand due to lower periscope shipments in the current fiscal year period as compared to the prior year period. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Systems periscope line.

Consolidated gross margin and the gross margin percentages increased during the three months ending December 29, 2019 as compared to the prior year period. Total gross margin increased by $24 thousand, and 0.4% to 24.9% from 24.5% of revenue due to changes in product mix. The Optex Richardson gross margin increased by $93 thousand or 11.5%, from 21.1% to 24.7% of revenue. The increase in gross margin for Optex Richardson during the period as compared to the prior year period was driven by increased revenue and changes in product mix as compared to the prior year period. The Applied Optic Center gross margin decreased by ($69) thousand or (10.8%) from the prior year period, from 25.7% to 21.7% of revenue. The decrease in Applied Optics Center margin is primarily driven by increased warranty expenses on our commercial optical assemblies of $50 thousand over the prior year period and changes in revenue mix. The prior year warranty expense included a favorable adjustment of $50 thousand due lower than estimated costs on warranty backlog repairs.

During the three months ending December 29, 2019 and December 30, 2018, the Applied Optics Center absorbed $170 thousand of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Our operating income increased by $18 thousand in the three months ending December 29, 2019, to $718 thousand, as compared to the prior year period operating income of $700 thousand. Increased operating income was primarily attributable to the increase in consolidated gross margin of $24 thousand, offset by increased general and administrative costs of $6 thousand.

Backlog

Backlog as of December 29, 2019, was $22.0 million as compared to a backlog of $24.6 million as of September 29, 2019, representing a decrease of ($2.6) million or (10.6%). During the three months ended December 29, 2019, the Company booked $3.2 million in new orders as compared to $5.7 million in the prior year period. We attribute the $2.5 million decrease in orders to the timing of contract awards and purchase orders from our customers. In January, 2020, Optex announced an order for $1.1 million and two new IDIQ government contract awards for periscopes for a combined total up to $5.9 million over a five-year period. IDIQ contract awards are reflected in backlog only to the extent that individual task orders have been released by the customer pursuant to contract pricing and agreed delivery schedules.

The following table depicts the current expected delivery by period of all contracts awarded as of December 29, 2019 in millions of dollars:

	(Millions)
Product Line	Q2 2020	Q3 2020	Q4 2020	2020 Delivery	2021+ Delivery	Total Backlog 12/29/2019	Total Backlog 9/29/2019	Variance	% Chg
Periscopes	$2.9	$4.2	$1.4	$8.5	$2.1	$10.6	$10.3	$0.3	2.9%
Sighting Systems	0.2	1.3	0.6	2.1	1.9	4.0	4.1	(0.1)	(2.4%)
Other	1.0	0.6	0.6	2.2	0.8	3.0	3.9	(0.9)	(23.1%)
Optex Systems - Richardson	4.1	6.1	2.6	12.8	4.8	17.6	18.3	(0.7)	(3.8%)
Applied Optics Center - Dallas	2.0	0.5	1.5	4.0	0.4	4.4	6.3	(1.9)	(30.2%)
Total Backlog	$6.1	$6.6	$4.1	$16.8	$5.2	$22.0	$24.6	$(2.6)	(10.6%)

Optex Systems - Richardson:

During the three months ended December 29, 2019, backlog for the Optex Systems Richardson segment decreased by $0.8 million, or 4.4%, to $17.5 million from the fiscal year-end backlog of $18.3 million. The decreased backlog was primarily driven by decreases of $1.0 million, or 25.6% in the other product group and $0.1 million in sighting systems, offset by increases in periscopes of $0.3 million or 2.9%. Our decrease in “other” backlog is primarily driven by shipments of collimator assemblies against two of our long running MRS programs.

During the three months ended December 29, 2019 we booked new periscope orders of $2.6 million, representing a 36.6% decrease of $1.5 million over the $4.1 million in periscope orders booked during the prior year three months ended December 30, 2018. The prior year quarter included a $2.0 million order for Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2020. We received an additional IDIQ contract award for ICWS units from the US government on December 3, 2019 and anticipate task order awards against this contract during the next three months. We anticipate additional periscope contracts in addition to task order awards against our existing IDIQ contracts for delivery in 2020 and beyond.

We booked new orders of $0.3 million in other product lines during the three months ended December 29, 2019 compared to the prior year levels of $1.3 million, consisting of $0.4 million and $0.9 million in sighting systems and other product lines, respectively.

We anticipate our revenue to be heavily generated in the third fiscal quarter of the current fiscal year as we begin shipments in late March through June, 2020 against a November 2018 ICWS contract award.

Applied Optics Center – Dallas

During the three months ended December 29, 2019, the Applied Optics Center backlog decreased by 28.6%, or $1.8 million, to $4.5 million from the fiscal year end level of $6.3 million. New orders for our Applied Optics Center were $0.3 million in the three months ended December 29, 2019 as compared to $0.3 million in the prior year three-month period. In January, 2020 we announced a new order for the Applied Optics Center of $1.1 million for commercial optical assemblies which will be delivered from April 2020 through December 2020. We anticipate new order bookings during the next three months for deliveries in the third and fourth fiscal quarters of 2020 and beyond.

The Company continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We continue exploring new market opportunities for our M17 day/thermal periscopes and digital optics for commercial applications. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing excess capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets both domestically and internationally, but no such transaction is currently under consideration.

Three Months Ended December 29, 2019 Compared to the Three Months Ended December 30, 2018

Revenues. In the three months ended December 29, 2019, revenues decreased by $4 thousand or 0.1% from the respective prior period in fiscal year 2018 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	December 29, 2019	December 30, 2018	Variance	% Chg
Periscopes	$2,297	$2,540	$(243)	(9.6)
Sighting Systems	133	721	(588)	(81.6)
Other	1,214	569	645	113.4
Optical Systems – Richardson	3,644	3,830	(186)	(4.9)
Applied Optics Center – Dallas	2,243	2,061	182	8.8
Total Revenue	$5,887	$5,891	(4)	(0.1)

Revenues on our periscope line decreased by $243 thousand or 9.6% during the three months ended December 29, 2019 as compared to the three months ended December 30, 2018 primarily due to a shift in product mix towards lower priced periscope types between the two periods.

Sighting Systems revenues for the three months ending December 29, 2019 decreased by $588 thousand or 81.6% from revenues in the prior year period due to completion of the previous DDAN sighting system contract in the first quarter of 2019.

Other product revenues increased by $645 thousand, or 113.4%, to $1.2 million during the three months ending December 29, 2019 as compared to $569 thousand in the prior year period primarily due to increased deliveries against MRS collimators and objective lens cell assemblies against our existing orders.

Applied Optics Center revenue increased $182 thousand or 8.8% during the three months ended December 29, 2019 as compared to the three months ended December 30, 2018 primarily due to increased deliveries against laser filter unit (LFU) assemblies and Day Windows, offset with decreases in deliveries on military laser filters and commercial optical assemblies.

Gross Margin. The gross margin during the three-month period ending December 29, 2019 was 24.9% of revenue as compared to a gross margin of 24.5% of revenue for the period ending December 30, 2018. Cost of sales decreased to $4.42 million for the current period as compared to the prior year period of $4.45 million on lower revenues of $4 thousand. The gross margin increased by $24 thousand in the current year period to $1.467 million as compared to the prior year period of $1.443 million. We attribute the increase in gross margin changes in product mix between the respective periods.

G&A Expenses. During the three months ended December 29, 2019 and December 30, 2018, we recorded operating expenses of $749 thousand and $743 thousand, respectively.

Operating Income. During the three months ended December 29, 2019, we recorded an operating income of $718 thousand, as compared to operating income of $700 thousand during the three months ended December 30, 2018. The $18 thousand increase in operating income in the current year period over the prior year period is primarily due to higher gross margin, offset by a slight increase in general and administrative spending in the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended December 29, 2019, we recognized a $1.25 million loss on change in the fair value of warrants as compared to a $1.39 million gain in three months ending December 30, 2018. The current period loss in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior December 30th end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net (Loss) Income applicable to common shareholders. During the three months ended December 29, 2019, we recorded a net loss applicable to common shareholders of ($0.7) million as compared to a net income applicable to common shareholders of $1.4 million during the three months ended December 30, 2018. The decrease in net income of $2.6 million is primarily attributable to changes in the fair value of warrants of $2.6 million between the respective periods.

Liquidity and Capital Resources

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.7 million and corresponding operating lease liabilities of approximately $1.8 million, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.

As of December 29, 2019, the Company had working capital of $11.9 million, as compared to $11.7 million as of September 29, 2019. Adoption of the new ASC 842 Lease guidance as of the beginning of the three-month period ending December 29, 2019, reduced the calculation of working capital by $0.6 million for the short-term portion of the operating lease liability. During the three months ended December 29, 2019, the Company generated operating income of $718 thousand as compared to operating income of $700 thousand on a slight $4 thousand decrease in revenues of $5.9 million for the three-month periods ending December 29, 2019 and December 30, 2018. The Company’s adjusted EBITDA decreased by $19 thousand during the three months ended December 29, 2019 to $810 thousand from $829 thousand during the three months ended December 30, 2018. Backlog as of December 29, 2019 has decreased by ($2.6) million or (10.6%) to $22.0 million as compared to backlog of $24.6 million as of December 30, 2018, although we anticipate our orders for the next nine months to meet or exceed the prior year levels.

During the prior two years, the Company has seen significant increases in new orders and revenue growth primarily in the U.S. military products. We attribute the higher demand to increases in the U.S. military procurement budgets which were approved for the fiscal years 2018 through 2020 National Defense Authorization Acts (NDAA). We believe that the procurement budget increases in the federal government’s 2020 NDAA combined with the lifting of the 2011 budget sequestration cap on defense spending levels are favorable to the Company for its U.S. military products during the next twelve months. Significant increases in orders could cause a strain on our working capital as we purchase additional inventories and ramp up production personnel required to meet the higher production schedules.

The Company has historically funded its operations through working capital, convertible notes, preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At December 29, 2019, the Company had approximately $1.7 million in cash and an outstanding payable balance of $0.6 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.2 million, which fluctuates based on our open accounts receivable balance. As of December 29, 2019, our outstanding accounts receivable was $2.7 million. The Company expects to incur net income, increased adjusted EBITDA and positive cash flow from operating activities throughout 2020 on revenue growth and increased product gross margins. The Company expects to generate net income and positive cash flow from operating activities over the next nine months on higher projected revenue growth and contribution toward fixed costs, combined with increased gross margins for existing and planned productivity and cost efficiency improvements. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. We began fiscal year 2020 with a strong backlog on increased customer orders and multiyear contracts, primarily in our defense products. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays combined with increasing inventory and production costs required to support the increases in backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

In 2018 the Board of Directors approved two separate purchases 200,000 shares and 500,000 shares of its common stock in two separate private transactions for $1.00 per share each for a total of $700,000. All of the stock repurchases have been returned to the treasury and cancelled.

As of September 29, 2019 and December 29, 2019 there are no outstanding declared and unpaid dividends.

In June 2019, the Board of Directors approved the repurchase and subsequent cancellation of 88,081 its outstanding investor warrants in a private transaction for $0.85 per warrant for a total of $74,869.

Cash Flows for the Period from September 29, 2019 through December 29, 2019

Cash and Cash Equivalents: As of December 29, 2019 and September 29, 2019, we had cash and cash equivalents of $1.7 and $1.2 million, representing a net increase of $0.5 million.

Net Cash Provided by in Operating Activities. Net cash provided by operating activities during the three months from September 29, 2019 to December 29, 2019 totaled $294 thousand. The primary sources of cash during the period relate operating profit of $0.7 million and collections against accounts receivable of $0.4 million, offset primarily by increases in accounts payable and accrued expenses of $0.9 million and other working capital changes of $0.1 million.

Net Cash Used in Investing Activities. In the three months ended December 29, 2019, cash used in investing activities was $29 thousand for purchases of equipment.

Net Cash Provided by Financing Activities. Net provided by financing activities was $0.4 million during the three months ended December 29, 2019 and relate to borrowing against the revolving credit facility.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 29, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 29, 2019, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 29, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three and months ended December 29, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 29, 2019.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 10, 2020	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 10, 2020	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

