Form 10-Q
period 2020-03-29
Optex Systems Holdings Inc
filed 2020-05-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2020: 8,495,869 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 29, 2020

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 29, 2020

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 29, 2020 (UNAUDITED) AND SEPTEMBER 29, 2019	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2020 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 29, 2020 (UNAUDITED) AND FOR THE SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2020 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	March 29, 2020 (Unaudited)	September 29, 2019

ASSETS

Cash and Cash Equivalents	$1,670	$1,068
Accounts Receivable, Net	3,926	3,066
Inventory, Net	9,810	10,535
Prepaid Expenses	157	348

Current Assets	15,563	15,017

Property and Equipment, Net	1,073	1,102

Other Assets
Deferred Tax Asset	1,303	1,414
Right-of-use Asset	1,615	-
Security Deposits	23	23

Other Assets	2,941	1,437

Total Assets	$19,577	$17,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,237	$1,833
Operating Lease Liability	551	-
Accrued Expenses	875	1,180
Accrued Warranty Costs	105	46
Customer Advance Deposits	-	3
Credit Facility	250	250

Current Liabilities	3,018	3,312

Operating Lease Liability - Long Term	1,128	-
Warrant Liability	1,955	2,036
Total Liabilities	6,101	5,348

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,495,869 and 8,436,422 shares issued and outstanding)	8	8
Additional Paid in capital	26,137	26,134
Accumulated Deficit	(12,669)	(13,934)

Stockholders’ Equity	13,476	12,208

Total Liabilities and Stockholders’ Equity	$19,577	$17,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019

Revenue	$6,947	$7,088	$12,833	$12,979

Cost of Sales	5,328	5,107	9,747	9,556

Gross Margin	1,619	1,981	3,086	3,423

General and Administrative Expense	838	799	1,587	1,542

Operating Income	781	1,182	1,499	1,881

Gain (Loss) on Change in Fair Value of Warrants	1,332	(1,932)	81	(547)

Interest Expense	(6)	(6)	(11)	(12)

Other Income (Expense)	1,326	(1,938)	70	(559)

Income (Loss) Before Taxes	2,107	(756)	1,569	1,322

Income Tax Expense, net	$163	$217	304	270

Net Income (Loss)	$1,944	$(973)	$1,265	$1,052

Deemed dividends on participating securities	(633)	-	(413)	(348)

Net (loss) income applicable to common shareholders	$1,311	$(973)	$852	$704

Basic income (loss) per share	$0.15	$(0.12)	$0.10	$0.08

Weighted Average Common Shares Outstanding - basic	8,549,437	8,387,086	8,522,653	8,360,220

Diluted income (loss) per share	$0.15	$(0.12)	$0.10	$0.08

Weighted Average Common Shares Outstanding - diluted	8,604,446	8,387,086	8,607,460	8,469,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Six months ended
	March 29, 2020	March 31, 2019

Cash Flows from Operating Activities:
Net Income	$1,265	$1,052

Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	125	169
(Gain) Loss on Change in Fair Value of Warrants	(81)	547
Stock Compensation Expense	57	58
Provision for Inventory Valuation	-	49
Deferred Tax	111	-
Accounts Receivable	(860)	(126)
Inventory	725	(1,623)
Prepaid Expenses	191	(14)
Accounts Payable and Accrued Expenses	(837)	788
Federal Income Taxes Payable	-	33
Accrued Warranty Costs	59	(10)
Prepaid Royalties	-	15
Customer Advance Deposits	(3)	(308)
Total Adjustments	(513)	(422)
Net Cash provided by Operating Activities	752	630

Cash Flows from in Investing Activities
Purchases of Property and Equipment	(96)	(96)
Net Cash used in Investing Activities	(96)	(96)

Cash Flows from by Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(54)	(37)
Payments (to) from Credit Facility	-	(50)

Net Cash used in Financing Activities	(54)	(87)

Net Increase in Cash and Cash Equivalents	602	447
Cash and Cash Equivalents at Beginning of Year	1,068	1,133
Cash and Cash Equivalents at End of Year	$1,670	$1,580

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$1,811	$-
Operating Lease Liabilities	(1,894)	-

Cash Transactions:
Cash Paid for Taxes	152	237
Cash Paid for Interest	11	12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended March 31, 2019
	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at December 30, 2018	8,333,353	$8	$25,974	$(17,577)	$8,405
Stock Compensation Expense	-	-	22	-	22
Vested restricted stock units issued net of tax withholding	55,565	-	(37)	-	(37)
Net loss	-	-	-	(973)	(973)

Balance at March 31, 2019	8,388,918	$8	$25,959	$(18,550)	$7,417

	Three months ended March 29, 2020
	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at December 29, 2019	8,436,422	$8	$26,160	$(14,613)	$11,555
Stock Compensation Expense	-	-	31	-	31
Vested restricted stock units issued net of tax withholding	59,447	-	(54)	-	(54)
Net income	-	-	-	1,944	1,944

Balance at March 29, 2020	8,495,869	$8	$26,137	$(12,669)	$13,476

	Six months ended March 31, 2019
	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at September 30, 2018	8,333,353	$8	$25,938	$(19,602)	$6,344
Stock Compensation Expense	-	-	58	-	58
Vested restricted stock units issued net of tax withholding	55,565	-	(37)	-	(37)
Net income	-	-	-	1,052	1,052

Balance at March 31, 2019	8,388,918	$8	$25,959	$(18,550)	$7,417

	Six months ended March 29, 2020
	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at September 29, 2019	8,436,422	$8	$26,134	$(13,934)	$12,208
Stock Compensation Expense	-	-	57	-	57
Vested restricted stock units issued net of tax withholding	59,447	-	(54)	-	(54)
Net income	-	-	-	1,265	1,265

Balance at March 29, 2020	8,495,869	$8	$26,137	$(12,669)	$13,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 54%, three major U.S defense contractors, 16%, 7% and 6%, one commercial customer,10%, and all other customers, 7%. Approximately 96% of the total company revenue is generated from domestic customers and 4% is derived from a Canadian customer. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of March 29, 2020, Optex Systems Holdings operated with 109 full-time equivalent employees.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continues to remain open during the COVID-19 shelter in place orders and closures. To date, we have experienced minimal disruption as a result of the pandemic. While we anticipate the possibility of some unforeseen operational impacts during the next six to twelve months related to travel restrictions, illness, or interruptions with our customer or supply chain, we believe we are in a strong position to mitigate any significant adverse financial impacts to the current fiscal year ending September 27, 2020.

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

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. See also Note 4.

Inventory: As of March 29, 2020 and September 29, 2019, inventory included:

	(Thousands)
	March 29, 2020	September 29, 2019
Raw Material	$6,872	$7,395
Work in Process	3,332	3,599
Finished Goods	319	254
Gross Inventory	$10,523	$11,248
Less: Inventory Reserves	(713)	(713)
Net Inventory	$9,810	$10,535

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended March 29, 2020 are derived from revenues of U.S. government agencies: 49%, three major U.S. defense contractors: 22%, 9% and 6%, one commercial customer, 7%, and all other customers: 7%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and its long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of March 29, 2020, and September 29, 2019, the Company had warranty reserve balances of $105 thousand and $46 thousand, respectively.

	Three months ended		Six months ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Beginning balance	$75	$73	$46	$101

Incurred costs for warranties satisfied during the period	-	(20)	-	(27)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	36	23	56	52
Change in estimate for pre-existing warranty liabilities (2)	(6)	15	3	(35)
Warranty Expense	30	38	59	17

Ending balance	$105	$91	$105	$91

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6 “Warrant Liabilities”. Thee warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date.

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three-year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period.

During the three and six month periods ended March 29, 2020 there was $3 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of March 29, 2020, there are no customer deposit liabilities. As of the three and six months ended March 29, 2020, there are no significant contract costs such as sales commissions or costs deferred.

Income Tax/Deferred Tax: As of March 29, 2020, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($1.0) million against deferred tax assets of $2.3 million, as compared to a valuation allowance of ($1.0) million against deferred tax assets of $2.4 million as of September 29, 2019. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2019 which may not be fully recognized due to a IRS Section 382 limitation related to a change in control. During the six months ended March 29, 2020, our deferred tax assets decreased by ($0.1) million related current year tax adjustments for amortization expenses and an applied net operating loss carryforward.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our outstanding warrants are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three and six months ended March 29, 2020, there were no declared dividends and $633 thousand and $413 thousand in allocated undistributed earnings attributable to the participating warrants, respectively. During the three and six months ended March 31, 2019, there were no declared dividends, and zero and $348 thousand in undistributed earnings attributable to participating warrants.

The Company has potentially dilutive securities outstanding which include unvested restricted stock units, stock options and warrants. In computing the dilutive effect of warrants, the numerator is adjusted to add back any deemed dividends on participating securities (warrants) and the denominator is increased to assume the conversion of the number of additional incremental common shares. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For three and six months ended March 29, 2020, 182,000 unvested restricted stock units (which convert to 55,009 and 84,807 incremental shares for the three and six months, respectively) were included in the diluted earnings per share calculation. For three and six months ended March 29, 2020, 4,125,200 warrants were excluded from the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings. For the three months ended March 31, 2019, 216,500 unvested restricted stock units, 25,000 stock options and 4,260,785 warrants were excluded from the diluted earnings per share calculation as antidilutive due to the period net loss. For the six months ended March 31, 2019, 216,500 unvested restricted stock units (which convert to 109,143 incremental dilutive shares) were included in the diluted earnings per share calculation and 4,260,785 warrants and 25,000 stock options were excluded as antidilutive.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. During the six months ended March 29, 2020, approximately 94% of the Optex Systems segment revenue is comprised of domestic military customers and 6% is comprised of foreign military customers. Optex Systems segment revenue is derived from the U.S. government, 43%, and two major U.S. defense contractors representing 12% and 6%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of March 29, 2020, the Richardson facility operated with 74 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 28% and military sales to prime and subcontracted customers represent 72% of the external segment revenue. Approximately 86% of the AOC revenue is derived from external customers and approximately 14% is related to intersegment sales to Optex Systems in support of military contracts. For the six months ended March 29, 2020, the AOC segment revenue from the U.S. government, one major commercial customer, and one major defense contractor represents approximately 11%, 9% and 7% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of March 29, 2020, AOC operated with 35 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)

	Three months ended March 29, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,422	$2,525	$-	$6,947
Intersegment revenues	-	407	(407)	-
Total Revenue	$4,422	$2,932	$(407)	$6,947

Interest expense	$-	$-	$6	$6

Depreciation and Amortization	$8	$51	$-	$59

Income before taxes	$568	$244	$1,295	$2,107

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,332)	$(1,332)
Stock compensation expense	$-	$-	$31	$31
Warranty Expense	$-	$30	$-	$30

Segment Assets	$12,793	$6,784	$-	$19,577
Expenditures for segment assets	$33	$34	$-	$67

	Reportable Segment Financial Information (thousands)

	Three months ended March 31, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,648	$2,440	$-	$7,088
Intersegment revenues	-	395	(395)	-
Total Revenue	$4,648	$2,835	$(395)	$7,088

Interest expense	$-	$-	$6	$6

Depreciation and Amortization	$7	$77	$-	$84

Income (loss) before taxes	$826	$378	$(1,960)	$(756)

Other significant noncash items:
Allocated home office expense	$(171)	$171	$-	$-
Loss on Change in Fair Value of Warrants	$-	$-	$1,932	$1,932
Stock option compensation expense	$-	$-	$22	$22
Royalty expense amortization	$8	$-	$-	$8
Warranty Expense	$-	$38	$-	$38

Segment Assets	$10,024	$4,736	$-	$14,760
Expenditures for segment assets	$-	$78	$-	$78

	Reportable Segment Financial Information (thousands)

	Six months ended March 29, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,066	$4,767	$-	$12,833
Intersegment revenues	-	780	(780)	-
Total Revenue	$8,066	$5,547	$(780)	$12,833

Interest expense	$-	$-	$11	$11

Depreciation and Amortization	$15	$110	$-	$125

Income before taxes	$1,050	$506	$13	$1,569

Other significant noncash items:
Allocated home office expense	$(340)	$340	$-	$-
Gain on change in fair value of warrants	$-	$-	$(81)	$(81)
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$59	$-	$59

Segment Assets	$12,793	$6,784	$-	$19,577
Expenditures for segment assets	$46	$50	$-	$96

	Reportable Segment Financial Information (thousands)

	Six months ended March 31, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,477	$4,502	$-	$12,979
Intersegment revenues	-	810	(810)	-
Total Revenue	$8,477	$5,312	$(810)	$12,979

Interest expense	$-	$-	$12	$12

Depreciation and Amortization	$16	$153	$-	$169

Income (loss) before taxes	$1,231	$708	$(617)	$1,322

Other significant noncash items:
Allocated home office expense	$(341)	$341	$-	$-
Loss on change in fair value of warrants	$-	$-	$547	$547
Stock option compensation expense	$-	$-	$58	$58
Royalty expense amortization	$15	$-	$-	$15
Warranty Expense	$-	$17	$-	$17

Segment Assets	$10,024	$4,736	$-	$14,760
Expenditures for segment assets	$4	$92	$-	$96

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

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The current lease term will expire on October 31, 2021, with two renewal options available to the tenant, each with a renewal term duration of five years. The monthly base rent was $20.0 thousand through September 30, 2018 and escalates approximately 3% October 1, each year thereafter through 2021. The lease includes a one month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand. The monthly rent includes approximately $6.4 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord. Our obligations to make payments under the lease are secured by a $250,000 standby letter of credit which was reduced to $125,000 on October 31, 2019.

The Company has one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment is $1.5 thousand per month from October 1, 2018 through December 31, 2021.

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.6 million and corresponding operating lease liabilities of approximately $1.7 million as of March 29, 2020, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.

Optex Systems Holdings elects to apply the short-term lease measurement and recognition exemption to office and machinery rentals with a duration of less than one year. During the six months ending March 29, 2020 there was only one short term forklift lease in that class with an expiration date of June 30, 2020. The short-term rental expenses during the six months ending March 29, 2020 were $1 thousand with a remaining lease obligation of $1 thousand as of the period end date.

As of March 29, 2020, the remaining minimum lease and estimated CAM payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2020 Base year lease	$148	$127	$9	$284	$100
2021 Base year lease	147	263	18	428	144
2022 Base year lease	-	22	5	27	7
Total base lease payments	$295	$412	$32	$739	$250
2022-2026 Lease option-assumed exercise(2)	-	1,312	-	1,312
Total lease payments	$295	$1,724	$32	$2,051
Imputed interest on lease payments (1)	(11)	(359)	(2)	(372)
Total Operating Lease Liability(3)	$284	$1,365	$30	$1,679

Right-of-use Asset	$244	$1,341	$30	$1,615

(1) Assumes a discount borrowing rate of 7.5%.

(2) Assumes only one of the two five year options are exercised. The Company believes it is reasonably certain to exercise the first of the two 5 year options but believes the additional 5 year option falls outside of the range of reasonable predictability.

(3) Short-term and Long-term portion of Operating Lease Liability is $551 thousand and $1,128 thousand, respectively.

Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended March 29, 2020 was $179 thousand and $354 thousand, respectively. Total expense under facility lease agreements as of the three and six months ended March 31, 2019 was $175 thousand and $347 thousand, respectively. Total office equipment rentals included in operating expenses was $6 thousand and $12 thousand for the three and six months ended March 29, 2020 and $4 thousand and $10 thousand for the three and six months ended March 31, 2019, respectively.

As of September 29, 2019, there was $83 thousand in unamortized deferred rent included in accrued liabilities which was reclassed to the right of use asset on adoption of ASC842.

Note 5 - Debt Financing

Credit Facility — Avidbank

As of March 29, 2020, and September 29, 2019, the outstanding principal balance on the line of credit was $250 thousand. For the three ended March 29, 2020 and March 31, 2019, the total interest expense against the outstanding line of credit balance was $6 thousand. For the six months ended March 29, 2020 and March 31, 2019, the total interest expense against the outstanding line of credit balance was $11 thousand and $12 thousand, respectively.

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

On April 16, 2020, the Company terminated its facility with Avidbank and entered into a new facility with BBVA USA. See “Subsequent Events”.

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

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 30, 2018	Period ended March 31, 2019	Period ended September 29, 2019	Period ended March 29, 2020
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$1.71	$2.00	$1.56	$1.67
Interest Rate (annual) (3)	2.88%	2.32%	1.63%	0.33%
Volatility (annual)	64.05%	60.54%	53.66%	51.04%
Time to Maturity (Years)	2.9	2.4	1.9	1.4
Calculated fair value per share	$0.82	$0.95	$0.49	$0.47

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ended date.

(3) Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/30/2018	4,260,785	$0.82	$3,500
Loss on Change in Fair Value of Warrant Liability			547
Fair Value as of period ended 3/31/2019	4,260,785	$0.95	4,047

Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Gain on Change in Fair Value of Warrant Liability			(81)
Fair Value as of period ended 3/29/2020	4,125,200	$0.47	$1,955

During the six months ended March 29, 2020 or March 31, 2019, there were no new issues or exercises of existing warrants. During the six months ended March 29, 2020 and March 31, 2019, the Company recognized a $81 thousand gain and a ($547) thousand loss on the change in fair value of warrants, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of September 29, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the six months ended March 29, 2020, all of the 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the six months ended March 29, 2020. As of March 29, 2020, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

Outstanding Unvested RSU’s
Unvested as of October 1, 2018	99,000
Granted - year ended September 29, 2019	200,000
Vested - year ended September 29, 2019	(82,500)
Unvested as of September 29, 2019	216,500
Granted – six months ended March 29, 2020	50,000
Vested - six months ended March 29, 2020	(84,500)
Unvested as of March 29, 2020	182,000

Pursuant to the executive compensation package approved by our board of directors on November 20, 2018:

●	On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date, to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. The Company will amortize the grant date fair market value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019.

●	Effective as of January 1, 2019, Danny Schoening, CEO and Karen Hawkins, CFO received an 8% salary increase.

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

On February 17, 2020, the Company granted 50,000 restricted stock units to Bill Bates, General Manager of the Applied Optics Center. The restricted stock units vest as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $2.13 per share. The Company will amortize the grant date fair market value of $107 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on February 17, 2020.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

Stock Compensation

(thousands)

	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	September 29, 2019

Restricted Stock Units	31	22	57	58	250	200
Total Stock Compensation	$31	$22	$57	$66	$250	$200

Note 8 Stockholders’ Equity

Dividends

As of the three and six months ended March 29, 2020 and the twelve months ended September 29, 2019, there were no declared or outstanding dividends payable.

Common stock

During the three and six months ended March 29, 2020, there were 59,447 issues of common shares in settlement of the restricted stock units vesting on January 1, 2020. As of September 29, 2019, and March 29, 2020, the outstanding common shares were 8,436,422 and 8,495,869, respectively.

Note 9 Subsequent Events

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA (“BBVA”) The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is BBVA’s Prime Rate and is fixed at 3% for the first year, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense).

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 29, 2019 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended March 29, 2020, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continues to remain open during the COVID-19 shelter in place orders and closures. To date, we have experienced minimal disruption as a result of the pandemic. While we anticipate the possibility of some unforeseen operational impacts during the next six to twelve months related to travel restrictions, illness, or interruptions with our customer or supply chain, we believe we are in a strong position to mitigate any significant adverse financial impacts to the current fiscal year ending September 27, 2020.

Recent Orders

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

●	On February 18, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $9.2 million over a five-year period.

Recent Events

Stock & Warrant Repurchases

On June 26, 2019, we repurchased 88,081 of the outstanding warrants from private investors at a warrant price of $0.85 per warrant, for a total purchase price of $75 thousand. Upon repurchase, the warrants were cancelled.

Board and Compensation Changes

On November 4, 2019, the Board of Directors of Optex Systems Holdings, Inc. (the “Company”) appointed three new directors: Larry Hagenbuch, Dale Lehmann and Rimmy Malhotra, all of whom have been qualified as independent as defined under Nasdaq Listing Rules by the Board. All three new independent directors will be compensated in accordance with the Company’s non-employee director compensation policies. Larry Hagenbuch serves as the Audit Committee Chair and Rimmy Malhotra serves as the Compensation Committee Chair. Bill Bates and Karen Hawkins resigned as directors of the Company in order to enable the Company to have this reconstituted Board comprised of a majority of independent directors. David Kittay also resigned from the Company’s Board and Audit Committee to pursue other business interests.

On November 19, 2019, the Board of Directors of Optex Systems Holdings, Inc. approved annual executive bonuses for Danny Schoening, CEO and Karen Hawkins, CFO of $75 thousand and $54 thousand, respectively, which was paid in December 2019.

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22 thousand to $36 thousand with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025.

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

The table below summarizes our three-month operating results for the three-month periods ended March 29, 2020 and March 31, 2019, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ended		Six months ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019

Net Income (Loss) - (GAAP)	$1,944	$(973)	$1,265	$1,052
Add:
(Gain) Loss on Change in Fair Value of Warrants	(1,332)	1,932	(81)	547
Federal Income Tax Expense	163	217	304	270
Depreciation	59	84	125	169
Stock Compensation	31	22	57	58
Royalty License Amortization	-	8	-	15
Interest Expense	6	6	11	12
Adjusted EBITDA - Non GAAP	$871	$1,296	$1,681	$2,123

Our adjusted EBITDA decreased by $0.4 million to $0.9 million and to $1.7 million during the three and six months ended March 29, 2020 as compared to $1.3 million and $2.1 million during the three and six months ended March 31, 2019. The reduction in the three- and six -month adjusted EBITDA from the prior year three- and six-month period is primarily driven by lower gross margins during the three and six month periods ending March 29, 2020 and changes in product mix combined with slightly higher general and administrative expenses (excluding non-cash EBITDA adjustments) during the three-and six-month period as compared to the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and six months ended March 29, 2020, we recognized a gain on the change in fair value of warrants of ($1.3) and ($0.1) million as compared to a loss of $1.9 and $0.5 million in the prior year three and six-month periods. As this is a non-cash (gain) loss driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other Income (Expense)” in the three-and six_ months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and six months ended March 29, 2020 and March 31, 2019 reconciled to the Condenses Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

	Results of Operations Selective Financial Info (Thousands) Three months ended
	March 29, 2020				March 31, 2019
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,422	$2,525	$-	$6,947	$4,648	$2,440	$-	$7,088
Intersegment Revenues	-	407	(407)	-	-	395	(395)	-
Total Segment Revenue	4,422	2,932	(407)	6,947	4,648	2,835	(395)	7,088

Total Cost of Sales	3,375	2,360	(407)	5,328	3,303	2,199	(395)	5,107

Gross Margin	1,047	572	-	1,619	1,345	636	-	1,981
Gross Margin %	23.7%	19.5%	-	23.3%	28.9%	22.4%	-	27.9%

General and Administrative Expense	649	158	31	838	642	135	22	799
Segment Allocated G&A Expense	(170)	170	-	-	(171)	171	-	-
Net General & Administrative Expense	479	328	31	838	471	306	22	799

Operating Income (Loss)	568	244	(31)	781	874	330	(22)	1,182
Operating (Loss) %	12.8%	8.3%	-	11.2%	18.8%	11.6%	-	16.7%

(Loss) Gain on Change in Fair Value of Warrants	-	-	1,332	1,332	-	-	(1,932)	(1,932)
Interest Expense	-	-	(6)	(6)	-	-	(6)	(6)

Net Income (Loss) before taxes	$568	$244	$1,295	$2,107	$874	$330	$(1,960)	$(756)
Net Income (Loss) %	12.8%	8.3%	-	30.3%	18.8%	11.6%	-	(10.7%)

	Results of Operations Selected Financial Info by Segment (Thousands) Six months ended
	March 29, 2020				March 31, 2019
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$8,066	$4,767	$-	$12,833	$8,477	$4,502	$-	$12,979
Intersegment Revenues	-	780	(780)	-	-	810	(810)	-
Total Segment Revenue	8,066	5,547	(780)	12,833	8,477	5,312	(810)	12,979

Total Cost of Sales	6,119	4,408	(780)	9,747	6,395	3,971	(810)	9,556

Gross Margin	1,947	1,139	-	3,086	2,082	1,341	-	3,423
Gross Margin %	24.1%	20.5%	-	24.0%	24.6%	25.2%	-	26.4%

General and Administrative Expense	1,237	293	57	1,587	1,192	292	58	1,542
Segment Allocated G&A Expense	(340)	340	-	-	(341)	341	-	-
Net General & Administrative Expense	897	633	57	1,587	851	633	58	1,542

Operating Income (Loss)	1,050	506	(57)	1,499	1,231	708	(58)	1,881
Operating Income %	13.0%	9.1%	-	11.7%	14.5%	13.3%	-	14.5%

Gain (Loss) on Change in Fair Value of Warrants	-	-	81	81	-	-	(547)	(547)
Interest Expense	-	-	(11)	(11)	-	-	(12)	(12)

Net Income (Loss) before taxes	$1,050	$506	$13	$1,569	$1,231	$708	$(617)	$1,322
Net Income before taxes %	13.0%	9.1%	-	12.2%	14.5%	13.3%	-	10.2%

Our total revenues decreased by $141 and $146 thousand or (2.0%) and (1.1%) during the three and six months ended March 29, 2020, respectively, as compared to the three and six months ended March 31, 2019. Decreased revenues during the three and six months were driven by decreased revenue of $226 thousand and $411 thousand at the Optex Richardson segment offset by an increase of $85 thousand and $265 thousand for the Applied Optics Center.

Consolidated gross margin and the gross margin percentages decreased during the three and six months ending March 29, 2020 as compared to the prior year period. Total gross margin decreased by ($362) thousand and ($337) thousand, (18.3%) and (9.8%) due to lower revenue and changes in product mix between the respective periods. The Optex Richardson gross margin decreased by ($298) thousand and ($135) thousand, (22.2%) and (6.5%), each period, respectively. The decrease in gross margin for Optex Richardson during the three month period as compared to the prior year period was driven by lower revenue and changes in product mix from the higher margin other product line towards periscopes as compared to the prior year period. The decrease in gross margin for Optex Richardson during the six month period as compared to the prior year period was driven by lower revenue and changes in product mix from the higher margin sighting systems as compared to the prior year. We anticipate gross margin improvement on increased revenues across our periscope and sighting systems product groups during the second half of the fiscal year. The Applied Optic Center gross margin decreased during the three and six months by ($64) thousand and ($202) thousand, (10.1%) and (15.1%) respectively. The decrease in Applied Optics Center gross margin is primarily driven by a shift in product groups from our higher margin laser interface filters toward less profitable products combined slightly higher warranty costs on our commercial optical assemblies over the prior year periods. We anticipate the Applied Optics Center revenues during the second half of fiscal year 2020 to approximate the first six-month period with increased gross margins over the first half.

Our operating income decreased by ($401) and ($382) thousand in the three and six months ended March 29, 2020, to $781 and $1,499 thousand, as compared to the prior year period operating income of $1,182 and $1,881 thousand, respectively. Lower operating income was primarily attributable to the lower revenue, lower gross margin, and increased general and administrative costs during the respective periods.

Backlog

Backlog as of March 29, 2020, was $21.9 million as compared to a backlog of $24.6 million as of September 29, 2019, representing a decrease of $2.7 million or 11.0%. During six months ended March 29, 2020, the Company booked $10.1 million in new orders as compared to $15.2 million in the prior year period. We attribute the $5.1 million decrease in orders to the timing of contract awards, IDIQ task order releases and purchase orders from our customers. During the six months ending March 29, 2020, Optex announced an order for $1.1 million and four new IDIQ government contract awards for periscopes for a combined total up to $17.4 million over a five-year period, in addition to a shared award between Optex and another company, for a maximum of $35 Million for Improved Commander Weapon System (ICWS) periscopes under a three-year IDIQ contract with two additional optional years. IDIQ contract awards are reflected in backlog only to the extent that the individual task orders have been released by the customer pursuant to contract pricing and agreed delivery schedules.

The following table depicts the current expected delivery by period of all contracts awarded as of March 29, 2020 in millions of dollars:

	(Millions)
Product Line	Q3 2020	Q4 2020	2020 Delivery	2021+ Delivery	Total Backlog 3/29/2020	Total Backlog 9/29/2019	Variance	% Chg
Periscopes	$3.8	$3.1	$6.9	$3.8	$10.7	$10.3	$0.4	3.9%
Sighting Systems	0.2	0.6	0.8	3.2	4.0	4.1	(0.1)	(2.4%)
Other	0.7	0.5	1.2	1.7	2.9	3.9	(1.0)	(25.6%)
Optex Systems - Richardson	4.7	4.2	8.9	8.7	17.6	18.3	(0.7)	(3.8%)
Applied Optics Center - Dallas	1.7	1.8	3.5	0.8	4.3	6.3	(2.0)	(31.7%)
Total Backlog	$6.4	$6.0	$12.4	$9.5	$21.9	$24.6	$(2.7)	(11.0%)

Optex Systems - Richardson:

During the six months ended March 29, 2020, backlog for the Optex Systems Richardson segment decreased by $0.7 million, or 3.8%, to $17.6 from the fiscal year-end backlog of $18.3 million. The decreased backlog was primarily driven by decreases of $1.0 million, or 25.6% in the other product group and $0.1 million in sighting systems, offset by increases in periscopes of $0.4 million or 3.9%. Our decrease in “other” backlog is primarily driven by shipments of collimator assemblies against two of our long running MRS programs.

During the months ended March 29, 2020 we booked new periscope orders of $5.6 million, representing a ($1.6) million and (22.2%) over the $7.2 million in periscope orders booked during the prior year six months ended March 31, 2019. The prior year period included a $2.0 million order for Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2020. We anticipate additional periscope contracts in addition to task order awards against our existing IDIQ contracts for delivery in 2021 and beyond.

We booked new orders of $1.6 and $0.2 million in other and sighting systems product lines during the six months ended March 29, 2020, compared to the prior year levels of $1.6 and $1.8 million, respectively. During the prior year six months, we booked $922 thousand in spare orders for sighting systems deliverable from July 2020 through December 2020, and $719 thousand in new orders extended our sighting systems maintenance contract an additional eighteen months, ending in March of 2022.

We anticipate higher revenue for the Optex Systems – Richardson segment during the second half of the fiscal year as we ship against our prior year ICWS contract during the next three months, combined with increased deliveries on our acrylic periscope products.

Applied Optics Center – Dallas

During the six months ended March 29, 2020, the Applied Optics Center backlog decreased by $2.0 million, or 31.7%, to $4.3 from the fiscal year end level of $6.3 million. New orders for our Applied Optics Center were $2.7 million in the six months ended March 29, 2020 as compared to $4.6 million in the prior year six-month period. In January 2020 we announced a new order for the Applied Optics Center of $1.1 million for commercial optical assemblies which will be delivered from April 2020 through December 2020. We are seeing increases in demand and proposal activity for laser coated filters and assemblies and anticipate substantially higher order bookings for both our commercial and military products during the next two quarters for deliveries beginning in the fourth fiscal quarter of 2020 and beyond.

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

Three Months Ended March 29, 2020 Compared to the Three Months Ended March 31, 2019

Revenues. In the three months ended March 29, 2020, revenues decreased by ($141) thousand or (2.0%) from the respective prior period in fiscal year 2019 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	March 29, 2020	March 31, 2019	Variance	% Chg
Periscopes	$3,030	$2,881	$149	5.2
Sighting Systems	242	168	74	44.0
Other	1,150	1,599	(449)	(28.1)
Optical Systems - Richardson	4,422	4,649	(227)	(4.9)
Applied Optics Center - Dallas	2,525	2,440	85	3.5
Total Revenue	$6,947	$7,088	$(141)	(2.0)

Revenues on our periscope line increased by $149 thousand or 5.2% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 primarily due to contract deliveries against our ICWS contract during the period.

Sighting Systems revenues for the three months ending March 29, 2020 increased by $74 thousand or 44.0% from revenues in the prior year period due to an uptick in repair orders against our OWSS maintenance contract and spare orders for our CWSS program.

Other product revenues decreased by ($449) thousand, or (28.1%), to $1.2 million during the three months ending March 29, 2020 as compared to $1.6 million in the prior year period primarily due to lower contract demand on MRS collimators during the period. We anticipate and uptick MRS collimators deliveries the fourth fiscal quarter of 2020.

Applied Optics Center revenue increased $85 thousand or 3.5% during the three months ended March 29, 2020 as compared to the three months ended March 31, 201. During the period, we experienced significant changes in product mix with increases in Day Window and Gridded Window Assembly Units, Laser Filter Units and Optical Assemblies which offset a significant reduction in our Laser Interface Filters.

Gross Margin. The gross margin during the three-month period ending March 29, 2020 was 23.3% of revenue as compared to a gross margin of 27.9% of revenue for the period ending March 31, 2019. The lower gross margins as a percentage of revenue decreased primarily as a result of mix changes in both operating segments. Cost of sales increased to $5.3 million for the current period as compared to the prior year period of $5.1. The gross margin decreased by $362 thousand in the current year period to $1.6 million as compared to the prior year period of $2.0 million. We attribute the gross margin changes to slightly lower revenue with significant changes in product mix between the respective periods.

G&A Expenses. During the three months ended March 29, 2020 and March 31, 2019, we recorded operating expenses of $838 thousand and $799 thousand, respectively. Operating expenses increased by 4.9% between the respective periods primarily due to increased costs associated with board member changes, SEC proxy statement costs and the shareholders meeting held in February 2020.

Operating Income. During the three months ended March 29, 2020, we recorded an operating income of $0.8 million, as compared to operating income of $1.2 million during the three months ended March 31, 2019. The ($0.4) million decrease in operating income in the current year period over the prior year period is primarily due to the lower gross margin, and an increase in general and administrative spending in the current year quarter as compared to the prior year quarter.

Other Income (Expense). During the three months ended March 29, 2020, we recognized a $1.3 million gain on change in the fair value of warrants as compared to a ($1.9) million loss in three months ending March 31, 2019. The current period gain in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior December 30th end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net Income (Loss) applicable to common shareholders. During the three months ended March 29, 2020, we recorded a net income applicable to common shareholders of $1.3 million as compared to a net loss applicable to common shareholders of ($1.0) million during the three months ended March 31, 2019. The change in net income of $2.3 million is primarily attributable to changes in the fair value of warrants of $3.3 million between the respective periods, offset by lower operating profit of ($0.4) million and deemed dividends on participating warrants of ($0.6) million not in the prior year period.

Six Months Ended March 29, 2020 Compared to the Six Months Ended March 31, 2019

Revenues. In the six months ended March 29, 2020, revenues decreased by ($146) thousand or (1.2%) from the respective prior period in fiscal year 2019 as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	March 29, 2020	March 31, 2019	Variance	% Chg
Periscopes	$5,327	$5,421	$(94)	(1.7)
Sighting Systems	375	889	(514)	(57.8)
Other	2,364	2,167	197	9.1
Optical Systems - Richardson	8,066	8,477	(411)	(4.8)
Applied Optics Center - Dallas	4,767	4,502	265	5.9
Total Revenue	$12,833	$12,979	$(146)	(1.1)

Revenues on our periscope line decreased by ($94) thousand or (1.7%) during the six months ended March 29, 2020 as compared to the six months ended March 31, 2019 primarily due to a shift in product mix towards lower priced periscope types between the two periods.

Sighting Systems revenues for the six months ending March 29, 2020 decreased by ($514) thousand or (57.8%) from revenues in the prior year period due to completion of the previous DDAN sighting system contract in the first quarter of 2019.

Other product revenues increased by $197 thousand, or 9.1%, to $2.4 million during the six months ending March 29, 2020 as compared to $2.2 million in the prior year period primarily due to increased deliveries against MRS collimators and objective lens cell assemblies during the first fiscal quarter.

Applied Optics Center revenue increased $265 thousand or 5.9% during the six months ended March 29, 2020 as compared to the six months ended March 31, 2019 primarily due to increased deliveries against laser filter unit (LFU) assemblies and Day Windows, offset with decreases in deliveries on military laser interface filters and commercial optical assemblies.

Gross Margin. The gross margin during the six-month period ending March 29, 2020 was 24.0% of revenue as compared to a gross margin of 26.4% of revenue for the period ending March 31, 2019. Cost of sales increased to $9.7 million for the current period as compared to the prior year period of $9.6 million. The gross margin decreased by $337 thousand in the current year period to $3.1 million as compared to the prior year period of $3.4 million. We attribute the lower gross margin to changes in product mix between the respective periods.

G&A Expenses. During the six months ended March 29, 2020 and March 31, 2019, we recorded operating expenses of $1.6 million and $1.5 million, respectively. Operating expenses increased by $45 thousand, or 2.9%, during the period primarily due to increased costs associated with board member changes, SEC proxy statement costs and the shareholders meeting held in February 2020.

Operating Income. During the six months ended March 29, 2020, we recorded an operating income of $1.5 million, as compared to operating income of $1.9 million during the six months ended March 31, 2019. The $0.4 million decrease in operating income in the current year period over the prior year period is primarily due to lower gross margin, offset by a slight increase in general and administrative spending in the current year period as compared to the prior year period.

Other Income (Expense). During the six months ended March 29, 2020, we recognized a $81 thousand gain on change in the fair value of warrants as compared to a ($547) thousand loss in the six months ending March 31, 2019. The current period gain in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior September 29th year end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net Income (Loss) applicable to common shareholders. During the six months ended March 29, 2020, we recorded a net income applicable to common shareholders of $0.9 million as compared to a net income applicable to common shareholders of $0.7 million during the six months ended March 31, 2019. The increase in net income of $0.2 million is primarily attributable to changes in the fair value of warrants of $0.6 million, offset by the lower operating profit of ($0.4) million between the respective periods.

Liquidity and Capital Resources

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately ($1.9) million as of September 30, 2019, the beginning of the fiscal year, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.

As of March 29, 2020, the Company had working capital of $12.5 million, as compared to $11.7 million as of September 29, 2019. Adoption of the new ASC 842 Lease guidance as of the beginning of the six-month period ending March 29, 2020, reduced the calculation of working capital by ($0.6) million for the short-term portion of the operating lease liability. During the three and six months ended March 29, 2020, the Company generated operating income of $0.8 and $1.5 million as compared to operating income of $1.2 and $1.9 million, respectively, for the three- and six-month periods ending March 29, 2020 and March 31, 2019. The Company’s adjusted EBITDA decreased by ($0.4) million during the three and six months ended March 29, 2020 to $0.9 and $1.7 million from $1.3 and $2.1 million during the three and six months ended March 31, 2019, respectively. Backlog as of March 29, 2020 has decreased by ($2.7) million or (11.0%) to $21.9 million as compared to backlog of $24.6 million as of March 31, 2019, although we anticipate our orders for the next six months to approximate the prior year levels. We anticipate the second half of fiscal year 2020 revenues to approximate our first six months with higher margins changes in product mix.

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

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the company continues to remain open during the COVID-19 shelter in place orders and closures. The Company remains fully operational with a complete workforce while practicing the CDC guidelines and required Dallas County mandates which require keeping a 6’ distance between employees, face coverings, and daily employee health screening. To date, we have not encountered any COVID-19 related illnesses in our workforce and very limited workforce disruption pursuant to COVID-19 quarantine or child care leave related issues.

We have reached out to our customers, suppliers and service providers regarding any potential impacts to operating conditions due to COVID-19 and we will continue to monitor any changes to our operations on an ongoing basis during the crisis. As a large majority of our customers and suppliers are engaged in significant defense manufacturing, they also remain open and operational during the pandemic. The Company has experienced several short- term delays in the delivery of some production supplies and materials, in addition to a few customer delivery schedule revisions, however, the impact to our operations to date have been minimal, and we have taken additional steps to mitigate potential key supplier risks. In addition, we have experienced some minor disruptions in activities related to travel restrictions, conferences and trade show cancellations. Our customers continue to pay outstanding accounts receivable balances to terms and we continue to pay to our supplier terms without interruption during the crisis. We do not expect COVID-19 to have a material affect to the demand for the company’s products or services in the near term, however we remain cautious that a long term pandemic could impact Congressional Budgets and future defense spending as the U.S. government seeks to mitigate the public health crisis and fund COVID-19 economic recovery efforts.

We have not received and are not presently seeking any financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other COVID-19 related federal or state programs beyond the Families First Coronavirus Response Act (FFCRA) tax credit which is available to cover paid sick or family leave for our effected employees. Our current backlog and working capital position remain healthy with additional unused working capital available. On April 16, 2020, we executed a two-year $2.25 million revolving credit facility with BBVA USA, replacing the existing $2.25 million AvidBank line of credit which expired on April 21, 2020. Optex intends to use this revolving credit facility to support working capital for the company’s continuing operations and growth needs during the next two years. While we anticipate the possibility of some unforeseen operational impacts during the next six to twelve months related to travel restrictions, illness, or interruptions with our customer or supply chain, we believe we are in a strong position to mitigate any significant adverse financial impacts to the current fiscal year ending September 27, 2020.

The Company has historically funded its operations through working capital, convertible notes, stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At March 29, 2020, the Company had approximately $1.7 million in cash and an outstanding payable balance of $0.3 million against our working line of credit. The line of credit allowed for borrowing up to a maximum of $2.25 million. As of March 29, 2020, our outstanding accounts receivable was $3.9 million. The Company expects to incur net income, increased gross margins and adjusted EBITDA and positive cash flow from operating activities throughout 2020. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. We began fiscal year 2020 with a strong backlog on increased customer orders and multiyear contracts, primarily in our defense products. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements, COVID-19 or other program delays combined with increasing inventory and production costs required to support the backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

As of September 29, 2019, and March 29, 2020, there are no outstanding declared and unpaid dividends.

In June 2019, the Board of Directors approved the repurchase and subsequent cancellation of 88,081 its outstanding investor warrants in a private transaction for $0.85 per warrant for a total of $74,869.

Cash Flows for the Period from September 29, 2019 through March 29, 2020

Cash and Cash Equivalents: As of March 29, 2020, and September 29, 2019, we had cash and cash equivalents of $1.7 and $1.1 million, representing a net increase of $0.6 million.

Net Cash Provided by in Operating Activities. Net cash provided by operating activities during the six months from September 29, 2019 to March 29, 2020 totaled $0.8 million. The primary sources of cash during the period relate to net income of $1.3 million, increases in accounts receivable of ($0.9) million, payments against accounts payable and accrued expenses of ($0.8) million, use of inventory of $0.7 million and changes in working capital of $0.5 million, primarily for non-cash related expenses.

Net Cash Used in Investing Activities. In the six months ended March 29, 2020, cash used in investing activities was $96 thousand for purchases of equipment.

Net Cash Provided by Financing Activities. Net provided by financing activities was $54 thousand during the six months ended March 29, 2020 and relate to cash paid for taxes withheld on net settled share issues for restricted stock unit vested in January 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 29, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the six months ended March 29, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has not experienced any significant disruptions in controls over financial reporting as a result of COVID-19.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 29, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Loan Facility with BBVA USA*

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 20, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2020	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2020	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

