Form 10-Q
period 2020-06-28
Optex Systems Holdings Inc
filed 2020-08-11
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]	Smaller Reporting Company [X]

[ ]	Emerging growth company

[ ]	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

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
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2020: 8,761,626 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 28, 2020

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 28, 2020

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 2020 (UNAUDITED) AND SEPTEMBER 29, 2019	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2020 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 28, 2020 (UNAUDITED) AND FOR THE NINE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2020 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	June 28, 2020 (Unaudited)	September 29, 2019

ASSETS

Cash and Cash Equivalents	$2,788	$1,068
Accounts Receivable, Net	2,977	3,066
Inventory, Net	10,203	10,535
Prepaid Expenses	279	348

Current Assets	16,247	15,017

Property and Equipment, Net	1,067	1,102

Other Assets
Deferred Tax Asset	1,270	1,414
Right-of-use Asset	1,517	-
Security Deposits	23	23

Other Assets	2,810	1,437

Total Assets	$20,124	$17,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,058	$1,833
Operating Lease Liability	485	-
Accrued Expenses	1,090	1,180
Accrued Warranty Costs	111	46
Credit Facility	-	250
Customer Advance Deposits	-	3

Current Liabilities	2,744	3,312

Credit Facility - Long Term	377	-
Operating Lease Liability - Long Term	1,083	-
Warrant Liability	2,540	2,036
Total Liabilities	6,744	5,348

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,795,869 and 8,436,422 shares issued, and 8,761,626 and 8,436,422 outstanding, respectively)	9	8
Treasury Stock (at cost, 34,243 shares and zero shares held, respectively)	(64)	-
Additional Paid in capital	26,199	26,134
Accumulated Deficit	(12,764)	(13,934)

Stockholders’ Equity	13,380	12,208

Total Liabilities and Stockholders’ Equity	$20,124	$17,556

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Revenue	$5,849	$5,347	$18,682	$18,325

Cost of Sales	4,368	4,274	14,114	13,829

Gross Margin	1,481	1,073	4,568	4,496

General and Administrative Expense	855	808	2,442	2,350

Operating Income	626	265	2,126	2,146

(Loss) Gain on Change in Fair Value of Warrants	(585)	81	(504)	(465)

Interest Expense	(5)	(5)	(17)	(17)
Other (Expense) Income	(590)	76	(521)	(482)

Income Before Taxes	36	341	1,605	1,664

Income Tax Expense (Benefit), net	$131	$(35)	435	236

Net (Loss) Income	$(95)	$376	$1,170	$1,428
Deemed dividends on participating securities	-	(124)	(372)	(471)
Net (loss) income applicable to common shareholders	$(95)	$252	$798	$957
Basic (loss) income per share	$(0.01)	$0.03	$0.09	$0.11

Weighted Average Common Shares Outstanding - basic	8,491,803	8,398,314	8,472,739	8,372,918

Diluted (loss) income per share	$(0.01)	$0.03	$0.09	$0.11

Weighted Average Common Shares Outstanding - diluted	8,491,803	9,649,660	8,596,745	9,114,055

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Nine months ended
	June 28, 2020	June 30, 2019

Cash Flows from Operating Activities:
Net Income	$1,170	$1,428

Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	185	255
Loss on Change in Fair Value of Warrants	504	465
Stock Compensation Expense	120	84
Deferred Tax	144	-
(Gain) On Sale of Fixed Assets	-	(3)
Accounts Receivable	89	273
Inventory, net	332	(1,939)
Prepaid Expenses	69	(177)
Accounts Payable and Accrued Expenses	(814)	(38)
Federal Income Taxes Payable	-	(22)
Accrued Warranty Costs	65	(60)
Prepaid Royalties	-	23
Customer Advance Deposits	(3)	(304)
Increase (Decrease) In Accrued Estimated Loss On Contracts	-	-
Total Adjustments	691	(1,443)
Net Cash provided by (used in) Operating Activities	1,861	(15)

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(150)	(136)
Proceeds From Sale of Fixed Assets	-	4
Net Cash used in Investing Activities	(150)	(132)

Cash Flows provided by (used in) Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(54)	(37)
Borrowings from payments (to) Credit Facility	127	(50)
Proceeds from Warrant Exercise	-	72
Warrant Repurchase	-	(75)
Stock Repurchase	(64)	-

Net Cash provided by (used in) Financing Activities	9	(90)

Net Increase (Decrease) in Cash and Cash Equivalents	1,720	(237)
Cash and Cash Equivalents at Beginning of Year	1,068	1,133
Cash and Cash Equivalents at End of Period	$2,788	$896

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$1,811	$-
Operating Lease Liabilities	(1,894)	-

Cash Transactions:
Cash Paid for Taxes	289	360
Cash Paid for Interest	16	18

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Three months ended June 30, 2019
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at March 31, 2019	8,388,918	-	$8	$-	$25,959	$(18,550)	$7,417
Stock Compensation Expense	-	-	-	-	26	-	26
Exercise of Warrants for Common Shares at $1.50 (1)	47,504	-	-		120	-	120
Net income	-	-	-	-	-	376	376

Balance at June 30, 2019	8,436,422	-	$8	$-	$26,105	$(18,174)	$7,939

	Nine months ended June 30, 2019
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 30, 2018	8,333,353	-	$8	$-	$25,938	$(19,602)	$6,344
Stock Compensation Expense	-	-	-	-	84	-	84
Vested restricted stock units issued net of tax withholding	55,565	-	-	-	(37)	-	(37)
Exercise of Warrants for Common Shares at $1.50 (1)	47,504	-	-		120	-	120
Net income	-	-	-	-	-	1,428	1,428

Balance at June 30, 2019	8,436,422	-	$8	$-	$26,105	$(18,174)	$7,939

	Three months ended June 28, 2020
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at March 29, 2020	8,495,869	-	$8	$-	$26,137	$(12,669)	$13,476
Stock Compensation Expense	-	-	-		63	-	63
Restricted Board Shares Issued (2)	300,000		1	-	(1)	-	-
Common Stock Repurchase (3)	-	34,243	-	(64)	-	-	(64)
Net income	-	-	-		-	(95)	(95)

Balance at June 28, 2020	8,795,869	34,243	$9	$(64)	$26,199	$(12,764)	$13,380

	Nine months ended June 28, 2020
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 29, 2019	8,436,422	-	$8	$-	$26,134	$(13,934)	$12,208
Stock Compensation Expense	-	-	-	-	120	-	120
Vested restricted stock units issued net of tax withholding	59,447	-	-	-	(54)	-	(54)
Restricted Board Shares Issued (2)	300,000		1	-	(1)	-	-
Common Stock Repurchase (3)	-	34,243	-	(64)	-	-	(64)
Net income	-	-	-	-	-	1,170	1,170

Balance at June 28, 2020	8,795,869	34,243	$9	$(64)	$26,199	$(12,764)	$13,380

(1) Exercise of warrants for gross proceeds of $72 thousand and a warranty liability fair market value of $48 thousand as of the exercise date.

(2) 100,000 restricted common shares issued to each of the Independent Board of Directors (Rimmy Malhotra, Dale Lehman, Larry Hagenbuch) on April 30, 2020 with 20% vesting as of each January 1 each year over a five-year period. The value of the shares at issue date is $525,000 for 300,000 shares to be amortized over the vesting period.

(3) Common shares repurchased in the open market between June 11, 2020 and June 26, 2020 for $64 thousand and held in treasury stock using the cost method.

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 53%, three major U.S defense contractors, 19%, and 6% and 6%, one commercial customer, 9%, and all other customers, 7%. Approximately 95% of the total company revenue is generated from domestic customers and 5% is derived from a Canadian customer. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of June 28, 2020, Optex Systems Holdings operated with 109 full-time equivalent employees.

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

Inventory: As of June 28, 2020, and September 29, 2019, inventory included:

	(Thousands)
	June 28, 2020	September 29, 2019
Raw Material	$6,515	$7,395
Work in Process	3,853	3,599
Finished Goods	460	254
Gross Inventory	$10,828	$11,248
Less: Inventory Reserves	(625)	(713)
Net Inventory	$10,203	$10,535

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended June 28, 2020 are derived from revenues of U.S. government agencies: 31.2%, three major U.S. defense contractors: 33.5%, 10.1% and 8.2%, one commercial customer, 9.6%, and all other customers: 7.4%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and its long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of June 28, 2020, and September 29, 2019, the Company had warranty reserve balances of $111 thousand and $46 thousand, respectively.

	Three months ended		Nine months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Beginning balance	$105	$91	$46	$101

Incurred costs for warranties satisfied during the period	(16)	(62)	(16)	(89)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	22	2	78	54
Change in estimate for pre-existing warranty liabilities (2)	-	10	3	(25)
Warranty Expense	22	12	81	29

Ending balance	$111	$41	$111	$41

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6 “Warrant Liabilities”. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date.

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

During the three and nine month periods ended June 28, 2020 there was zero and $3 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of June 28, 2020, there are no customer deposit liabilities. As of the three and nine months ended June 28, 2020, there are no sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of June 28, 2020, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($1.0) million against deferred tax assets of $2.3 million, as compared to a valuation allowance of ($1.0) million against deferred tax assets of $2.4 million as of September 29, 2019. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2019 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. During the nine months ended June 28, 2020, our deferred tax assets decreased by ($0.1) million related to current year tax adjustments for amortization expenses and an applied net operating loss carryforward.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our outstanding warrants are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three and nine months ended June 28, 2020, there were no declared dividends and $0 thousand and $372 thousand in allocated undistributed earnings attributable to the participating warrants, respectively. During the three and nine months ended June 30, 2019, there were no declared dividends, and $124 thousand and $471 thousand in undistributed earnings attributable to participating warrants.

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

For the three months ended June 28, 2020, 182,000 unvested restricted stock units and 300,000 shares of unvested restricted stock (which convert 210,112 incremental shares) were excluded from the diluted earnings per share calculation as antidilutive due to the net loss. For the nine months ended June 28, 2020, 182,000 unvested restricted stock units and 300,000 shares of unvested restricted stock (which convert 124,007 incremental shares) were included in the diluted earnings per share calculation. For three and nine months ended June 28, 2020, 4,125,200 warrants were excluded from the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings. For three and nine months ended June 30, 2019, 4,125,200 warrants (which convert to 1,150,296 and 634,692 incremental dilutive shares for the three and nine months, respectively) and 216,500 unvested restricted stock units (which converts to 101,050 and 106,445 incremental dilutive shares for the three and nine months, respectively), were included in the diluted earnings per share calculation as dilutive, and 25,000 stock options were excluded from the earnings per share calculation as antidilutive as they were “out of the money” and not exercisable during the period.

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 92% domestic military customers and 8% foreign military customers. For the nine months ending June 28, 2020, the Optex segment revenue is derived from the U.S. government, 42%, and two major U.S. defense contractors representing 15% and 6%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of June 28, 2020, the Richardson facility operated with 72 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 28% and military sales to prime and subcontracted customers represent 72% of the external segment revenue. Approximately 85% of the AOC revenue is derived from external customers and approximately 15% is related to intersegment sales to Optex Systems in support of military contracts. For the nine months ended June 28, 2020, the AOC segment revenue from the U.S. government, one major commercial customer, and one major defense contractor represents approximately 11%, 9% and 6% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of June 28, 2020, AOC operated with 37 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended June 28, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,851	$1,998	$-	$5,849
Intersegment revenues	-	421	(421)	-
Total Revenue	$3,851	$2,419	$(421)	$5,849

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$10	$51	$-	$61

Income before taxes	$97	$592	$(653)	$36

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Loss on change in fair value of warrants	$-	$-	$585	$585
Stock compensation expense	$-	$-	$63	$63
Warranty Expense	$-	$22	$-	$22

Segment Assets	$13,602	$6,522	$-	$20,124
Expenditures for segment assets	$54	$-	$-	$54

	Reportable Segment Financial Information (thousands)
	Three months ended June 30, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,571	$1,776	$-	$5,347
Intersegment revenues	-	622	(622)	-
Total Revenue	$3,571	$2,398	$(622)	$5,347

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$7	$79	$-	$86

Income before taxes	$95	$196	$50	$341

Other significant noncash items:
Allocated home office expense	$(171)	$171	$-	$-
Gain on Change in Fair Value of Warrants	$-	$-	$(81)	$(81)
Stock option compensation expense	$-	$-	$26	$26
Royalty expense amortization	$8	$-	$-	$8
Warranty Expense	$-	$12	$-	$12

Segment Assets	$9,606	$4,545	$-	$14,151
Expenditures for segment assets	$39	$1	$-	$40

	Reportable Segment Financial Information (thousands)
	Nine months ended June 28, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,917	$6,765	$-	$18,682
Intersegment revenues	-	1,202	(1,202)	-
Total Revenue	$11,917	$7,967	$(1,202)	$18,682

Interest expense	$-	$-	$17	$17

Depreciation and Amortization	$24	$161	$-	$185

Income before taxes	$1,148	$1,098	$(641)	$1,605

Other significant noncash items:
Allocated home office expense	$(510)	$510	$-	$-
Loss on change in fair value of warrants	$-	$-	$504	$504
Stock compensation expense	$-	$-	$120	$120
Warranty expense	$-	$81	$-	$81

Segment Assets	$13,602	$6,522	$-	$20,124
Expenditures for segment assets	$100	$50	$-	$150

	Reportable Segment Financial Information (thousands)
	Nine months ended June 30, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,047	$6,278	$-	$18,325
Intersegment revenues	-	1,432	(1,432)	-
Total Revenue	$12,047	$7,710	$(1,432)	$18,325

Interest expense	$-	$-	$17	$17

Depreciation and Amortization	$23	$232	$-	$255

Income before taxes	$1,326	$904	$(566)	$1,664

Other significant noncash items:
Allocated home office expense	$(512)	$512	$-	$-
Loss on change in fair value of warrants	$-	$-	$465	$465
Stock option compensation expense	$-	$-	$84	$84
Royalty expense amortization	$23	$-	$-	$23
Warranty Expense	$-	$29	$-	$29

Segment Assets	$9,606	$4,545	$-	$14,151
Expenditures for segment assets	$43	$93	$-	$136

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, as well as certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. The monthly base rent was $23.0 thousand through June 30, 2019 with annual rental payment inflationary increases between 3.4% and 4.8% occurring April 1, each year. The monthly rent includes approximately $11 thousand for additional Common Area Maintenance (CAM) fees and taxes, to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The current lease term will expire on October 31, 2021, with two renewal options available to the tenant, each with a renewal term duration of five years. The monthly base rent was $20.0 thousand through September 30, 2018 and escalates approximately 3% October 1, each year thereafter through 2021. The lease includes a one-month base rent abatement for October 1 through October 31, 2016 for $19.4 thousand. The monthly rent includes approximately $6.7 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit.

The Company has one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment is $1.5 thousand per month from October 1, 2018 through December 31, 2021.

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021.

As of June 28, 2020, the remaining minimum lease and estimated CAM payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2020 Base year lease	$74	$64	$5	$143	$53
2021 Base year lease	148	263	18	429	149
2022 Base year lease	-	22	5	27	7
Total base lease payments	$222	$349	$28	$599	$209
2022-2026 Lease option-assumed exercise(2)	-	1,312	-	1,312
Total lease payments	$222	$1,661	$28	$1,911
Imputed interest on lease payments (1)	(6)	(335)	(2)	(343)
Total Operating Lease Liability(3)	$216	$1,326	$26	$1,568

Right-of-use Asset	$186	$1,305	$26	$1,517

(1) Assumes a discount borrowing rate of 7.5%.

(2) Assumes only one of the two five year options are exercised. The Company believes it is reasonably certain to exercise the first of the two 5 year options but believes the additional 5 year option falls outside of the range of reasonable predicability.

(3) Short-term and Long-term portion of Operating Lease Liability is $485 thousand and $1,083 thousand, respectively.

Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended June 28, 2020 was $187 thousand and $541 thousand, respectively. Total expense under facility lease agreements as of the three and nine months ended June 30, 2019 was $175 thousand and $523 thousand, respectively. Total office equipment rentals included in operating expenses was $7 thousand and $19 thousand for the three and nine months ended June 28, 2020 and $6 thousand and $23 thousand for the three and nine months ended June 30, 2019, respectively.

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

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA (“BBVA”) The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is BBVA’s Prime Rate and is fixed at 3% for the first year, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of June 28, 2020, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the facility was $377 thousand as of June 28, 2020.

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

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 30, 2018	Period ended June 30, 2019	Period ended September 29, 2019	Period ended June 28, 2020
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$1.71	$2.06	$1.56	$1.90
Interest Rate (annual) (3)	2.88%	1.78%	1.63%	0.17%
Volatility (annual)	64.05%	57.56%	53.66%	52.82%
Time to Maturity (Years)	2.9	2.2	1.9	1.2
Calculated fair value per share	$0.82	$0.93	$0.49	$0.62

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ended date.

(3) Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/30/2018	4,260,785	$0.82	$3,500
Reclassification to additional paid in capital upon exercise of warrants (1)	(47,504)		(48)
Warrant buyback and cancellation (2)	(88,081)		(72)
Loss on Change in Fair Value of Warrant Liability			465
Fair Value as of period ended 6/30/2019	4,125,200	$0.93	3,845

Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Loss on Change in Fair Value of Warrant Liability			504
Fair Value as of period ended 6/28/2020	4,125,200	$0.62	$2,540

(1) Exercise of warrants for gross proceeds of $72 thousand and a warrant liability fair market value of $48 thousand as of the exercise date.

(2) Buyback of 88,081 warrants at $0.85 per warrant for total consideration of ($75) thousand and a warrant liability fair market value of $72 thousand.

During the nine months ended June 28, 2020 there were no new issues or exercises of existing warrants. During the nine months ended June 30, 2019, 47,504 warrants were exercised, and 88,081 warrants were repurchased from the holders and cancelled. During the nine months ended June 28, 2020 and June 30, 2019, the Company recognized a $504 thousand and a $465 thousand loss on the change in fair value of warrants, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of September 29, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the nine months ended June 28, 2020, all of the 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the nine months ended June 28, 2020. As of June 28, 2020, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

	Outstanding Unvested RSU’s	Outstanding Unvested Restricted Shares
Unvested as of October 1, 2018	99,000	-
Granted - year ended September 29, 2019	200,000	-
Vested - year ended September 29, 2019	(82,500)	-
Unvested as of September 29, 2019	216,500	-
Granted – nine months ended June 28, 2020	50,000	300,000
Vested - nine months ended June 28, 2020	(84,500)	-
Unvested as of June 28, 2020	182,000	300,000

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

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company will amortize the fair market value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

			Stock Compensation
			(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine Months ended		As of period ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	September 29, 2019
Restricted Shares	$31	$-	$31	$-	$494	$-
Restricted Stock Units	32	26	89	92	219	200
Total Stock Compensation	$63	$26	$120	$84	$713	$200

Note 8 Stockholders’ Equity

Dividends

As of the three and nine months ended June 28, 2020 and the twelve months ended September 29, 2019, there were no declared or outstanding dividends payable.

Common stock

During the three and nine months ended June 28, 2020, there were 59,447 issues of common shares in settlement of the restricted stock units vesting on January 1, 2020 and 300,000 restricted shares issued to independent board members on April 30, 2020. As of September 29, 2019, and June 28, 2020, the total issued common shares were 8,436,422 and 8,795,869, respectively.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three months and nine months ended June 28, 2020, there were 34,243 common shares repurchased through the program at a cost of $64 thousand. The shares have been returned to the Treasury. As of September 29, 2019, and June 28, 2020, the total outstanding common shares were 8,436,422 and 8,761,626, respectively. As of and June 28, 2020, there are 34,243 shares held in Treasury Stock.

Note 9 Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 29, 2019 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended June 28, 2020, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Recent Orders

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

●	On February 12, 2019, the Company announced a $1.9 Million order from Defense Logistics Agency Troop Support, Philadelphia. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On March 4, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $1.3 Million over a three to five-year period and a Firmed Fixed Price award for $0.7 Million for 2019 and 2020 delivery.

●	On May 20, 2019, the Company announced a $1.2 Million order from Atlantic Diving Supply through the U.S. Governments TLS Program for newly designed Laser Filter Units will be manufactured at the Applied Optics Center (AOC) Division.

●	On June 10, 2019, the Company announced it has been awarded a $1.3 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On November 12, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 Million over a five-year period.

●	On December 3, 2019, the Company announced a shared award for a maximum of $35 Million for Improved Commander Weapon System (ICWS) periscopes under a three-year Indefinite Delivery - Indefinite Quantity (IDIQ) contract with two additional optional years. Optex and another recipient have been awarded this shared award from Defense Logistics Agency, Land and Maritime. Each company’s portion of the award will depend on price and performance over the ordering periods.

●	On January 6, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 million over a five-year period.

●	On January 22, 2020, the Company announced it has been awarded a $1.1 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

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

Recent Events

Stock & Warrant Repurchases

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of June 28, 2020, the Company had repurchased 34,243 common shares at a cost of $64 thousand. The shares are held in Treasury Stock at cost.

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

On November 19, 2019, the Board of Directors of Optex Systems Holdings, Inc. approved annual executive bonuses for Danny Schoening, CEO and Karen Hawkins, CFO of $75 thousand and $54 thousand, respectively, which were paid in December 2019.

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22 thousand to $36 thousand with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The board also voted that Dale Lehman would assume the role of Nominating Committee Chair.

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

The table below summarizes our three and nine month operating results for the periods ended June 28, 2020 and June 30, 2019, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ended		Nine Months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Net (Loss) Income - (GAAP)	$(95)	$376	$1,170	$1,428
Add:
Loss (Gain) on Change in Fair Value of Warrants	585	(81)	504	465
Federal Income Tax Expense (Benefit)	131	(35)	435	236
Depreciation	61	86	185	255
Stock Compensation	63	26	120	84
Royalty License Amortization	-	8	-	23
Interest Expense	5	5	17	17
Adjusted EBITDA – Non-GAAP	$750	$385	$2,431	$2,508

Our adjusted EBITDA increased by $0.4 million to $0.8 million during the three months ended June 28, 2020 as compared to $0.4 million during the three months ended June 30, 2019. The increase in the three-month period is primarily driven by higher revenue and an increase in the gross margin at the Applied Optics Center operating segment. During the nine months ended June 28, 2020, adjusted EBITDA declined by $0.1 million to $2.4 million as compared to $2.5 million during the prior year nine- month period. The reduction in the nine-month adjusted EBITDA from the prior year nine-month period is driven by higher revenues and gross margins at the Applied Optics Center operating segment offset by increased general and administrative costs at the Optex-Richardson segment. Operating segment performance is discussed in greater detail throughout the following sections.

During the three-months ended June 28, 2020, we recognized a loss on the change in fair value of warrants of $0.6 million as compared to a gain of ($0.1) million in the prior year three-month period. During the nine-months ended June 28, 2020 and June 30, 2019, we recognized a loss on the change in fair value of warrants of $0.5 million. As this is a non-cash (gain) loss driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other (Expense) Income” in the three and nine months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and nine months ended June 28, 2020 and June 30, 2019 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

	Three months ended
	June 28, 2020				June 30, 2019
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,851	$1,998	$-	$5,849	$3,571	$1,776	$-	$5,347
Intersegment Revenues	-	421	(421)	-	-	622	(622)	-
Total Segment Revenue	3,851	2,419	(421)	5,849	3,571	2,398	(622)	5,347

Total Cost of Sales	3,271	1,518	(421)	4,368	3,013	1,883	(622)	4,274

Gross Margin	580	901	-	1,481	558	515	-	1,073
Gross Margin %	15.1%	37.2%	-	25.3%	15.6%	21.5%	-	20.1%

General and Administrative Expense	653	139	63	855	634	148	26	808
Segment Allocated G&A Expense	(170)	170	-	-	(171)	171	-	-
Net General & Administrative Expense	483	309	63	855	463	319	26	808

Operating Income	97	592	(63)	626	95	196	(26)	265
Operating Income %	2.5%	24.5%	-	10.7%	2.7%	8.2%	-	5.0%

Gain on Purchased Asset	-	-	-	-	-	-	-	-
(Loss) Gain on Change in Fair Value of Warrants	-	-	(585)	(585)	-	-	81	81
Interest Expense	-	-	(5)	(5)	-	-	(5)	(5)

Net Income before taxes	$97	$592	$(653)	$36	$95	$196	$50	$341
Net Income %	2.5%	24.5%	-	0.6%	2.7%	8.2%	-	6.4%

Results of Operations Selected Financial Info by Segment

(Thousands)

	Nine months ended
	June 28, 2020				June 30, 2019
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,917	$6,765	$-	$18,682	$12,047	$6,278	$-	$18,325
Intersegment Revenues	-	1,202	(1,202)	-	-	1,432	(1,432)	-
Total Segment Revenue	11,917	7,967	(1,202)	18,682	12,047	7,710	(1,432)	18,325

Total Cost of Sales	9,390	5,926	(1,202)	14,114	9,407	5,854	(1,432)	13,829

Gross Margin	2,527	2,041	-	4,568	2,640	1,856	-	4,496
Gross Margin %	21.2%	25.6%	-	24.5%	21.9%	24.1%	-	24.5%

General and Administrative Expense	1,889	433	120	2,442	1,826	440	84	2,350
Segment Allocated G&A Expense	(510)	510	-	-	(512)	512	-	-
Net General & Administrative Expense	1,379	943	120	2,442	1,314	952	84	2,350

Operating Income	1,148	1,098	(120)	2,126	1,326	904	(84)	2,146
Operating Income %	9.6%	13.8%	-	11.4%	11.0%	11.7%	-	11.7%

Loss on Change in Fair Value of Warrants	-	-	(504)	(504)	-	-	(465)	(465)
Interest Expense	-	-	(17)	(17)	-	-	(17)	(17)

Net Income before taxes	$1,148	$1,098	$(641)	$1,605	$1,326	$904	$(566)	$1,664
Net Income before taxes %	9.6%	13.8%	-	8.6%	11.0%	11.7%	-	9.1%

Our total revenues increased by $502 and $357 thousand or 9.3% and 1.9% during the three and nine months ended June 28, 2020, respectively, as compared to the three and nine months ended June 30, 2019. Increased revenue during the three months was driven by increased revenue of $280 thousand and $222 thousand at the Optex Richardson and the Applied Optics Center, respectively, over the prior year period. Increased revenue during the nine months was driven by increased revenue at the Applied Optics Center of $487 thousand, offset by a decrease in revenue of ($130) thousand at Optex-Richardson.

Consolidated gross margin increased by $408 thousand, or 38% during the three months ending June 28, 2020 as compared to the prior year period. The increased margin during the three-month period is primarily attributable to the Applied Optics Center as a result of favorable adjustments from gold reclamation credits related to coatings on day window programs, combined with favorable manufacturing overhead adjustments on increased production volume. The gross margin for the Optex Richardson segment was slightly above the prior year period on higher revenue, but at a reduced gross margin percentage due to mix changes and unfavorable manufacturing overhead adjustments on increased indirect labor costs. During the nine-month period ending June 28, 2020, the Consolidated gross margin increased by $72 thousand, or 1.6%, over the prior year nine-month period. The Consolidated gross margin percentage is unchanged from the prior year nine-month period, although fluctuations in gross margin percentages between segments have been primarily driven by changes in revenue mix during the nine months as compared to the prior year nine months. During the nine months, the Company has experienced significant increases in direct and indirect labor costs driven by a tight labor market in defense manufacturing, combined with difficulty hiring and maintaining a consistent work force during the current pandemic, primarily at our Optex Richardson segment. In March 2020, the Company added a six-sigma manufacturing engineer with a focus on the implementation of process improvements intended to improve production efficiency, reduce rework and cut material scrap costs. The increased labor cost resulted in higher manufacturing overhead rates during the current year, driving a manufacturing absorption cost adjustment during the third quarter. We expect to offset the increased manufacturing costs in the near term and over the next twelve months with production efficiency improvements, lower material scrap and rework, and higher manufacturing yields.

Our operating income increased by $361 thousand in the three months ended June 28, 2020, to $626 thousand, as compared to the prior year period operating income of $265 thousand. The increased three-month operating income is primarily driven by higher gross margin during the quarter partially offset by increased general and administrative costs of ($47) thousand during the current year three-month period. Operating income during the nine-month period ending June 28, 2020 decreased slightly, by ($20) thousand, from the prior year nine-month period. Increased general and administrative costs of $92 thousand during the current year nine months is primarily driven by changes in board fees, stock compensation, and costs associated with the annual shareholders meeting in February 2020.

Backlog

Backlog as of June 28, 2020, was $20.0 million as compared to a backlog of $24.6 million as of September 29, 2019, representing a decrease of ($4.6) million or 18.7%. During nine months ended June 28, 2020, the Company booked $14.0 million in new orders as compared to $21.4 million in the prior year period. We attribute the ($7.4) million decrease in orders to the timing of contract awards, IDIQ task order releases and purchase orders from our customers. During the nine months ending June 28, 2020, Optex announced an order for $1.1 million and four new IDIQ government contract awards for periscopes for a combined total up to $17.4 million over a five-year period, in addition to a shared award between Optex and another company, for a maximum of $35 Million for Improved Commander Weapon System (ICWS) periscopes under a three-year IDIQ contract with two additional optional years. IDIQ contract awards are reflected in backlog only to the extent that the individual task orders have been released by the customer pursuant to contract pricing and agreed delivery schedules. We believe the COVID-19 pandemic is a driving factor in lower contract awards since March 2020 as many customers and agencies adapt to remote work arrangements, limited travel and slower Defense Contract Management Agency (DCMA) and Defense Contract Audit Agency (DCAA) responses to solicitations, price audits and contract awards. The Company has several large outstanding proposals which are anticipated for award during the current fiscal year.

The following table depicts the current expected delivery by period of all contracts awarded as of June 28, 2020 in millions of dollars:

	(Millions)
Product Line	Q4 2020 Delivery	2021+ Delivery	Total Backlog 6/28/2020	Total Backlog 9/29/2019	Variance	% Chg
Periscopes	$3.6	$4.4	$8.0	$10.3	$(2.3)	(22.3)%
Sighting Systems	1.1	3.2	4.3	4.1	0.2	4.9)%
Other	0.6	2.4	3.0	3.9	(0.9)	(23.1)%
Optex Systems - Richardson	5.3	10.0	15.3	18.3	(3.0)	(16.4)%
Applied Optics Center - Dallas	1.8	2.9	4.7	6.3	(1.6)	(25.4)%
Total Backlog	$7.1	$12.9	$20.0	$24.6	$(4.6)	(18.7)%

Optex Systems - Richardson:

During the nine months ended June 28, 2020, backlog for the Optex Systems Richardson segment decreased by ($3.0) million, or 16.4%, to $15.3 million from the fiscal year-end backlog of $18.3 million. The backlog reduction was primarily driven by decreases of ($2.3) million, or (22.3%) in the periscope product group, and ($0.9), or (23.1%) million in other products, offset by an increase in sighting systems of $0.2 million or 4.9%. Our decrease in “other” backlog is primarily driven by shipments of collimator assemblies against two of our long running MRS programs.

During the nine months ended June 28, 2020 we booked new periscope orders of $5.9 million, representing a ($2.6) million and (30.6%) reduction from the $8.5 million in periscope orders booked during the prior year nine months ended June 30, 2019. The prior year period included a $2.0 million order for Integrated Combat Weapon System (ICWS) glass periscopes deliverable in 2020. We are currently negotiating a sizable three-year, plus two-year option IDIQ periscope contract with revenue potential up to $11 million over the next five years which is pending completion of an ongoing DCAA audit ongoing since May. We anticipate additional periscope contracts in addition to task order awards against our existing IDIQ contracts for delivery in 2021 and beyond.

We booked new orders of $2.3 and $0.7 million in other and sighting systems product lines during the nine months ended June 28, 2020, compared to the prior year levels of $2.5 and $2.5 million, respectively. On August 3, 2020, we announced $2.0 million order from a U. S. prime contractor for optical subassemblies for shipments starting in 2021.

Applied Optics Center – Dallas

During the nine months ended June 28, 2020, the Applied Optics Center backlog decreased by ($1.6) million, or (25.4%), to $4.7 from the fiscal year end level of $6.3 million. New orders for our Applied Optics Center were $5.1 million in the nine months ended June 28, 2020 as compared to $7.9 million in the prior year nine -month period. In January 2020 we announced a new order for the Applied Optics Center of $1.1 million for commercial optical assemblies which will be delivered from July 2020 through December 2020. We are seeing increases in demand and proposal activity for laser coated filters and assemblies and anticipate substantially higher order bookings for both our commercial and military products for deliveries beginning in fiscal year 2021.

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

Three Months Ended June 28, 2020 Compared to the Three Months Ended June 30, 2019

Revenues. In the three months ended June 28, 2020, revenues increased by $502 thousand or 9.4% from the respective prior period in fiscal year 2019 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	June 28, 2020	June 30, 2019	Variance	% Chg
Periscopes	$2,929	$2,254	$675	29.9
Sighting Systems	185	198	(13)	(6.6)
Other	737	1,119	(382)	(34.1)
Optical Systems – Richardson	3,851	3,571	280	7.8
Applied Optics Center – Dallas	1,998	1,776	222	12.5
Total Revenue	$5,849	$5,347	$502	9.4

Revenue on our periscope line increased by $675 thousand or 29.9% during the three months ended June 28, 2020 as compared to the three months ended June 30, 2019 primarily due to contract deliveries against our ICWS contract during the period. During the current year three-month period, we experienced a production delay on our ICWS periscope line driven a supplier quality issue and late delivery on a critical component which pushed $742 thousand of deliveries into the fourth quarter. The supplier has put a corrective action in place, and the component has been delivered to satisfy the fourth quarter requirements. We anticipate periscope revenues during the fourth quarter to increase substantially as we continue to build and ship the ICWS units in addition to our standard acrylic periscopes due through the end of the fiscal year.

Sighting systems revenue for the three months ending June 28, 2020 decreased by ($13) thousand or (6.6%) from revenues in the prior year period on lower repair order deliveries against our OWSS maintenance contract. We are anticipating a substantial increase in sighting systems revenue during the fourth quarter as we begin shipments against our DDAN spares and CWSS units during the period.

Other product revenue decreased by ($382) thousand, or (34.1%) during the three months ending June 28, 2020 as compared to the prior year period due to lower contract demand on MRS collimators and lower bonded prisms and mirrors. We anticipate other product revenue to continue at the reduced rate during the balance of the fiscal year.

Applied Optics Center revenue increased $222 thousand or 12.5% during the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. Increased revenues were driven by higher commercial optical assemblies, military day windows and military LFU/ARD assemblies, offsetting reductions in laser interface filters and binoculars from the prior year period. We anticipate a decrease in Applied Optics Center revenue during the last quarter driven by delays in customer awards, pushing deliveries into fiscal year 2021.

We anticipate higher revenue for the Optex Systems – Richardson segment during the last quarter of the fiscal year as we ship against our prior year ICWS contract during the next three months, combined with increased deliveries on our other product line for CWSS units.

Gross Margin. The gross margin during the three-month period ending June 28, 2020 was 25.3% of revenue as compared to a gross margin of 20.1% of revenue for the period ending June 30, 2019. The higher gross margins as a percentage of revenue increased primarily due to favorable adjustments related to gold reclamation credits generated by the day window coating process and lower manufacturing overhead at our Applied Optics Center. Cost of sales increased to $4.4 million for the current period as compared to the prior year period of $4.3 million on higher period revenue. The gross margin increased by $0.4 million in the current year period to $1.5 million as compared to the prior year period of $1.1 million on higher revenue with gross margin improvements.

G&A Expenses. During the three months ended June 28, 2020 and June 30, 2019, we recorded operating expenses of $855 thousand and $808 thousand, respectively. Operating expenses increased by 5.8% between the respective periods primarily due to increased costs associated with board member changes, SEC proxy statement costs and the shareholders meeting held in February 2020.

Operating Income. During the three months ended June 28, 2020, we recorded an operating income of $626 thousand, as compared to operating income of $265 thousand during the three months ended June 30, 2019. The $361 thousand increase in operating income in the current year period over the prior year period is primarily due to increased revenue and gross margin, slightly offset with higher general and administrative spending in the current year quarter as compared to the prior year quarter.

Other (Expense) Income. During the three months ended June 28, 2020, we recognized a ($0.6) million loss on change in the fair value of warrants as compared to a $0.1 million gain in three months ending June 30, 2019. The current period loss in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net (Loss) Income applicable to common shareholders. During the three months ended June 28, 2020, we recorded a net loss applicable to common shareholders of ($0.1) million as compared to a net income applicable to common shareholders of $0.3 million during the three months ended June 30, 2019. The change in net income of ($0.4) million is primarily attributable to changes in the fair value of warrants of ($0.7) million, and increased income tax expense of ($0.2) million between the respective periods, offset by increased operating profit of $0.4 million and a reduction in deemed dividends on participating warrants of $0.1 million not in the current year period due to the net loss.

Nine Months Ended June 28, 2020 Compared to the Nine Months Ended June 30, 2019

Revenues. In the nine months ended June 28, 2020, revenues increased by $357 thousand or 1.9% from the respective prior period in fiscal year 2019 as set forth in the table below:

	Nine Months ended
	(Thousands)
Product Line	June 28, 2020	June 30, 2019	Variance	% Chg
Periscopes	$8,257	$7,675	$582	7.6
Sighting Systems	560	1,087	(527)	(48.5)
Other	3,100	3,285	(185)	(5.6)
Optical Systems – Richardson	11,917	12,047	(130)	(1.1)
Applied Optics Center – Dallas	6,765	6,278	487	7.8
Total Revenue	$18,682	$18,325	$357	1.9

Revenues on our periscope line increased by $582 thousand or 7.6% during the nine months ended June 28, 2020 as compared to the nine months ended June 30, 2019 primarily due to contract deliveries against our ICWS contract during the nine-month period. During the last quarter, we experienced a production delay on our ICWS periscope line driven a supplier quality issue and late delivery on a critical component which pushed $742 thousand of deliveries into the fourth quarter. The supplier has put a corrective action in place, and the component has been delivered to satisfy the fourth quarter requirements. We anticipate periscope revenues during the fourth quarter to increase substantially as we continue to build and ship the ICWS units in addition to our standard acrylic periscopes due through the end of the fiscal year.

Sighting systems revenues for the nine months ending June 28, 2020 decreased by ($527) thousand or (48.5%) from revenues in the prior year period due to completion of the previous DDAN sighting system contract in the first quarter of 2019. We are anticipating a substantial increase in sighting systems revenue during the fourth quarter as we begin shipments against our DDAN spares and CWSS units during the period.

Other product revenues decreased by ($185) thousand, or (5.6%) during the nine months ending June 28, 2020 as compared the prior year period, primarily due to decreased deliveries against MRS collimators and bonded prisms and mirrors during the current year period. We anticipate other product revenue to continue at the reduced rate during the balance of the fiscal year.

Applied Optics Center revenue increased $487 thousand or 7.8% during the nine months ended June 28, 2020 as compared to the nine months ended June 30, 2019 primarily due to increased deliveries against laser filter unit (LFU) assemblies, day windows, and commercial optical assemblies, offset with decreases in deliveries on military laser interface filters and binoculars. We anticipate a decrease in Applied Optics Center revenue during the last quarter driven by delays in customer awards, pushing deliveries into fiscal year 2021.

Gross Margin. The gross margin during the nine months ending June 28, 2020 and June 30, 2019 was 24.5% of revenue. Cost of sales increased to $14.1 million for the current period as compared to the prior year period of $13.8 million. The gross margin increased by $0.1 million in the current year period to $4.6 million as compared to the prior year period of $4.5 million. We attribute the increased gross margin to higher revenue and changes in mix between the operating segments.

G&A Expenses. During the nine months ended June 28, 2020 and June 30, 2019, we recorded operating expenses of $2.44 million and $2.35 million, respectively. Operating expenses increased by $92 thousand, or 3.9%, during the period primarily due to increased costs associated with board member changes, SEC proxy statement costs and the shareholders meeting held in February 2020.

Operating Income. During the nine months ended June 28, 2020 and June 30, 2019, we recorded an operating income of $2.1 million. The operating income decreased by ($20) thousand during the current year period due to higher gross margins, offset by increased general and administrative costs as compared to the prior year nine months.

Other (Expense) Income. During the nine months ended June 28, 2020 and June 30, 2019, we recognized a ($0.5) million loss on change in the fair value of warrants. The current period loss in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior September 29th year end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net Income (Loss) applicable to common shareholders. During the nine months ended June 28, 2020, we recorded a net income applicable to common shareholders of $0.8 million as compared to a net income applicable to common shareholders of $1.0 million during the nine months ended June 30, 2019. The decrease in net income of ($0.2) million is primarily attributable to changes in income tax expense of ($0.2) million between the respective periods.

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

As of June 28, 2020, the Company had working capital of $13.5 million, as compared to $11.7 million as of September 29, 2019. Adoption of the new ASC 842 Lease guidance as of the beginning of the nine -month period ending June 28, 2020, reduced the calculation of working capital by ($0.5) million for the short-term portion of the operating lease liability. During the three and nine months ended June 28, 2020, the Company generated an operating income of $0.6 and $2.1 million as compared to operating income of $0.3 and $2.1 million, respectively, for the three- and nine -month periods ending June 30, 2019. The Company’s adjusted EBITDA increased by $0.4 million during the three months and decreased by ($0.1) million during the nine months ended June 28, 2020 to $0.8 and $2.4 million from $0.4 and $2.5 million during the three and nine months ended June 30, 2019, respectively. Backlog as of June 28, 2020 has decreased by ($4.6) million or (18.7%) to $20.0 million as compared to backlog of $24.6 million as of September 30, 2019. We believe the COVID-19 pandemic is a driving factor in lower contract awards, and reduced backlog since March 2020, as many customers and agencies adapt to remote work arrangements, limited travel and slower Defense Contract Management Agency (DCMA) and Defense Contract Audit Agency (DCAA) responses to solicitations, price audits and contract awards. The Company has several large outstanding proposals which are in negotiations and is expecting several large contract awards prior to the end of the fiscal year.

During the prior two years, the Company has seen significant increases in new orders and revenue growth primarily in the U.S. military products. We attribute the higher demand to increases in the U.S. military procurement budgets which were approved for the fiscal years 2018 through 2020 National Defense Authorization Acts (NDAA). We believe that the procurement budget increases in the federal government’s most recent 2021 NDAA are favorable to the Company for its U.S. military products during the next twelve months. Significant increases in orders could cause a strain on our working capital as we purchase additional inventories and ramp up production personnel required to meet the higher production schedules.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continues to remain open during the COVID-19 shelter in place orders and closures. The Company remains fully operational with a complete workforce while practicing the CDC guidelines and required Dallas County mandates which require keeping a 6’ distance between employees, face coverings, and daily employee health screening. To date, we have not encountered any COVID-19 related illnesses in our workforce and very limited workforce disruption pursuant to COVID-19 quarantine or childcare leave related issues.

We have reached out to our customers, suppliers and service providers regarding any potential impacts to operating conditions due to COVID-19 and we will continue to monitor any changes to our operations on an ongoing basis during the crisis. As a large majority of our customers and suppliers are engaged in significant defense manufacturing, they also remain open and operational during the pandemic. The Company has experienced several short- term delays in the delivery of some production supplies and materials, in addition to a few customer delivery schedule revisions, however, the impact to our operations to date have been minimal, and we have taken additional steps to mitigate potential key supplier risks. In addition, we have experienced some minor disruptions in activities related to travel restrictions, conferences and trade show cancellations. Our customers continue to pay outstanding accounts receivable balances to terms and we continue to pay to our supplier terms without interruption during the crisis. We do not expect COVID-19 to have a material effect to the demand for the Company’s products or services in the near term, however we remain cautious that a long term pandemic could impact Congressional Budgets and future defense spending as the U.S. government seeks to mitigate the public health crisis and fund COVID-19 economic recovery efforts.

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

The Company has historically funded its operations through working capital, convertible notes, stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At June 28, 2020, the Company had approximately $2.8 million in cash and an outstanding payable balance of $0.4 million against our working line of credit. The line of credit allowed for borrowing up to a maximum of $2.25 million. As of June 28, 2020, our outstanding accounts receivable was $3.0 million. The Company expects to incur net income, increased gross margins and adjusted EBITDA and positive cash flow from operating activities throughout 2020. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. We began fiscal year 2020 with a strong backlog on increased customer orders and multiyear contracts, primarily in our defense products. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements, COVID-19 or other program delays combined with increasing inventory and production costs required to support the backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

As of September 29, 2019, and June 28, 2020, there are no outstanding declared and unpaid dividends.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of June 28, 2020, the Company had repurchased 34,243 common shares at a cost of $64 thousand. The shares are held in Treasury Stock at cost.

Cash Flows for the Period from September 29, 2019 through June 28, 2020

Cash and Cash Equivalents: As of June 28, 2020, and September 29, 2019, we had cash and cash equivalents of $2.8 and $1.1 million, representing a net increase of $1.7 million.

Net Cash Provided by in Operating Activities. Net cash provided by operating activities during the nine months from September 29, 2019 to June 28, 2020 totaled $1.9 million. The primary sources of cash during the period relate to operating income of $2.1 million, decreases in accounts receivable of $0.1 million, payments against accounts payable and accrued expenses of ($0.8) million, use of inventory of $0.3 million and other changes in working capital of $0.2 million.

Net Cash Used in Investing Activities. In the nine months ended June 28, 2020, cash used in investing activities was $150 thousand for purchases of equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $9 thousand during the nine months ended June 28, 2020 and relate to borrowings of $127 thousand against the credit facility offset with cash paid for taxes withheld on net settled share issues for restricted stock units of ($54) thousand and repurchases of common stock of ($64) thousand.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 28, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the nine months ended June 28, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has not experienced any significant disruptions in controls over financial reporting as a result of COVID-19.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 11, 2020	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 11, 2020	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

