Form 10-K
period 2020-09-27
Optex Systems Holdings Inc
filed 2020-12-17
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 000-54114

OPTEX SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-143215
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1420 Presidential Drive
Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

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
None.

The aggregate market value of the 4,673,802 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQB on March 27, 2020 was $7,805,249.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 10, 2020
Common Stock	8,519,728

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

Recent Events

New Employment Agreement for Danny Schoening

We entered into an updated employment agreement with Danny Schoening dated October 15, 2020. The term of the agreement commenced as of October 15, 2020 and the current term ends on November 30, 2021. Mr. Schoening’s base salary continues to be $284,645 per annum. Mr. Schoening will be eligible for a performance bonus which is based upon a rolling three-year operating plan adopted by our Board of Directors. The bonus will be tied to operating metrics decided by our board against the three-year plan, and such metrics will be decided annually and tie to the three-year plan. The target bonus equates to 30% of Mr. Schoening’s base salary. Our board will have discretion to alter the performance bonus upward or downward by 20% based on its good faith discretion.

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Mr. Schoening for good reason (including breach by us of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening shall be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by us without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months’ base salary in effect.

On December 15, 2020, the Company’s Board of Directors approved executive bonuses for Danny Schoening, CEO, of $48 thousand to be paid in January, 2021, and Karen Hawkins, CFO, of $37 thousand to be paid in December 2020.

Board Changes

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

Stock & Warrant Repurchases

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the year ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. The shares have been returned to the Treasury.

On June 26, 2019, we repurchased 88,081 of the outstanding warrants from private investors at a warrant price of $0.85 per warrant, for a total purchase price of $75 thousand. Upon repurchase, the warrants were cancelled.

Recent Orders

●	On November 19, 2018, the Company announced a follow on $0.9 million order from an international customer for its patented Digital Day Digital Night (DDAN) Weapon System with deliveries through 2021.

●	On November 26, 2018, the Company announced a $1.9 million order from Defense Logistics Agency Land and Maritime for Laser Protected Periscopes for delivery in 2019 and 2020.

●	On January 29, 2019, the Company announced a $1.0 million order associated with a multi-year agreement to supply a variety of optical components in support of the M1 Abrams Tank program. The products will be manufactured at the Applied Optics Center (AOC).

●	On February 12, 2019, the Company announced a $1.9 Million order from Defense Logistics Agency Troop Support, Philadelphia. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On March 4, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $1.3 Million over a three to five year period and a Firmed Fixed Price award for $0.7 Million for 2019 and 2020 delivery.

●	On June 10, 2019, the Company announced it has been awarded a $1.3 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices.

●	On November 12, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 Million over a five-year period.

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

●	On February 18, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $9.2 million over a five-year period.

●	On August 3, 2020, the Company announced a $2.0 Million order from a U. S. prime contractor for optical subassemblies for shipments starting in 2021.

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

On August 31, 2020, the Company announced it is now offering mil-spec quality High Efficiency Anti-Reflective Coatings for Infrared applications in both the military and commercial markets. These coatings will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas.

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

Specific product categories are grouped by product line and include:

Product Line	Product Category
Periscopes	Laser & Non-Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	Laser Filter Interface, Optical Assemblies, ACOG Laser filter, Day Windows, Binoculars

Location and Facility

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities between Richardson, Texas and Dallas, Texas. As of December 10, 2020, we had 98 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of December 10, 2013, with a lease expiration of March 31, 2021. As of December 10, 2020, the Richardson facility operated with 62 full time equivalent employees in a single shift operation.

In November 2014, we acquired the Applied Optics Center (formerly a business unit of L-3 Communications, Inc.), which is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 10, 2020, the Applied Optics Center operated with 36 full time equivalent employees in a single shift operation.

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

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of December 6, 2020, approximately 4% of our material requirements are single-sourced across 12 suppliers representing approximately 31% of our active supplier order values. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs.

We are subject to, and must comply with, various governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material regulations affecting our U.S. government business are summarized in the table below.

Regulation	Summary

Federal Acquisition Regulation (FAR)	The principal set of rules in the Federal Acquisition Regulation System. This system consists of sets of regulations issued by agencies of the federal government of the United States to govern what is called the “acquisition process,” which is the process through which the government acquires goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. This system regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that those activities involve government solicitations and contracts by reference.

International Traffic in Arms Regulations (ITAR)	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act (TINA)	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $2 million for contracts entered into after June, 30, 2018. The law requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete. A contracting officer may still request cost or price data, if necessary, without certification, to determine whether the proposed cost or price is fair and reasonable for contracts which are below the threshold.

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

First Article Testing and Acceptance requirements consist of specific steps which could be comprehensive and time consuming. The dimensions and material specifications of each piece of the assembly must be verified, and some products may have in excess of 100 assembled parts. Once the individual piece parts are verified to be compliant to the specification, the assembly processes are documented and verified. A sample of the production (typically three units) is verified to meet final performance specifications. Once the units meet the final performance specification, they are then subjected to accelerated life testing, a series of tests which simulate the lifetime use of the product in the field. This consists of exposing the units to thermal extremes, humidity, mechanical shock, vibration, and other physical exposure tests. Once completed, the units undergo a final verification process to ensure that no damage has occurred as a result of the testing and that they continue to meet the performance specification. All of the information and data is recorded into a final first article inspection and test report and submitted to the customer along with the test units for final approval. First Article Acceptance and Testing is generally required on new contracts/product awards but may also be required on existing products or contracts where there has been a significant gap in production, or where the product has undergone significant manufacturing process, material, tooling, equipment or product configuration changes.

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

The aforementioned licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of December 10, 2020):

	Fiscal Year	Number of	Total Contract
Active ITAR Licenses	of Expiration	Licenses	Value of Licenses

DSP-5
Issued in 2017	2021	6	$1,686,003
Issued 2018	2022	8	2,742,658
Issued 2019	2023	3	20,921,961
Issued 2020	2024	4	64,294
Total DSP-5 Licenses		21	$25,414,916

DSP-6 (no active licenses)	N/A	—	$—

DSP-73
Issued in 2019	2023	1	$4,000
Total DSP-73 Licenses		1	$4,000

BIS-711
Issued in 2017	2021	8	1,708,894
Issued in 2018	2022	4	$113,907
Issued in 2019	2023	4	3,416
Issued in 2020	2024	5	92,554
Total BIS-711 Licenses		21	$1,918,771

Total All Licenses		43	$27,337,687

These licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the ITAR requirements. If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Our contracts may also be governed by the Truth in Negotiation Act (TINA) requirements where certain of our contracts or proposals exceed the TINA threshold ($2 million for awards after June 30, 2018), and/or are deemed as sole source, or non-competitive awards, covered under this act. For these contracts, we must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation. Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, we could be subjected to a defective pricing claim adjustment with accrued interest. We have no history of defective pricing claim adjustments and have no outstanding defective pricing claims pending. Additionally, as a result of this requirement, contract price negotiations may span from two to six months and can result in undefinitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments. Currently, we do not have any undefinitized contracts subject to further price negotiation.

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

The terms of our material contracts as of September 27, 2020, are as follows:

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Remaining Value(3) (millions)	Delivery Period

GDLS - Canada(4)	Subcontract	FFPQ	$1.6	$0.3	Dec 2017- Feb 2022
Periscopes	PO 35506523

DLA Land at Aberdeen(5)	Prime	IDIQ	$4.4	$0.0	No Open Task Orders
Laser Filter Assemblies (AOC)	SPRBL1-17-D-0008

GDLS – Canada(6)	Subcontract	FFPQ	$2.5	$1.1	Oct 2017- Feb 2023
Sighting Systems	PO 35515590

DLA Land and Maritime(7)	Prime	IDIQ	$2.2	$0.0	No Open Task Orders
Periscopes	SPE7LX-17-D-0053

DLA Land and Maritime(8)	Prime	IDIQ	$3.4	$0.0	No Open Task Orders
Periscopes	SPE7MX-18-D-0061

DLA Land and Maritime(9)	Prime	IDIQ	$0.5	$0.0	No Open Task Orders
Periscopes	SPE7LX-18-D-0108

U.S. Army Contracting Command-Warren(10)	Prime	IDIQ LTC	$2.5	$0.0	No Open Task Orders
Periscopes	SPRDL1-16-D-0062/ W56HZV-19-F-0544

General Dynamics-Canada(11)	Subcontract	FFPQ	$0.9	$0.3	Jul 2020- Dec 2020
Sighting Systems	PO 35558221

DLA Land and Maritime(12)	Prime	FFPQ	$2.0	$0.3	Oct 2019- Nov 2020
Glass Periscopes	SPE7M8-19-C-0003

General Dynamics(13)	Subcontract	FFPQ	$2.6	$1.3	Aug 2017- Mar 2022
Day Windows (AOC)	PO 40269398

DLA Land and Maritime(14)	Prime	IDIQ	$-	$-	No task awards have been released
Periscopes	SPE7LX-19-D-0089

DLA Land and Maritime(15)	Prime	IDIQ	$-	$-	No task awards have been released
Glass Periscopes	SPE7LX-20-D-0020

DLA Land and Maritime(16)	Prime/Shared	IDIQ	$-	$-	No task awards have been released

Customer	Customer PO/Contract	Contract Type(1)	Total Award Value(2) (millions)	Remaining Value(3) (millions)	Delivery Period
Glass Periscopes	SPE7MX-20-D-0012

DLA Land and Maritime(17)	Prime	IDIQ	$-	$-	No task awards as of current date
Periscopes	SPE7MX-20-D-0028

DLA Land and Maritime(18)	Prime	IDIQ	$-	$-	No task awards as of current date
Periscopes	SPE7MX-20-D-0032

U.S. Prime Contractor(19) XM10 Aiming Circles	Subcontract	FFPQ	$2.3	$2.3	Mar 2021- Oct 2023
PO 63659

(1)	FFPQ – Firm fixed price and quantity, IDIQ – Indefinite delivery indefinite quantity, LTC – Long term contract, PP – Progress Billable. Payment terms on shipments are net 30 or net-45 days.
(2)	“Total Award Value” as included in the table represents the total value of all delivery orders against the prime contract that have already been awarded to us. The total award value represents already awarded delivery order contracts. Based on our historical experience with these contracts and other similar contracts, the amount awarded has directly correlated to the amount received.
(3)	The “Remaining Value” depicts the open undelivered values remaining to be delivered against the contract awards as of October 30, 2017. Only these undelivered values of the contracts may be subject to the contract termination clause. It has been our experience that these clauses are rarely invoked.
(4)	Contract quantity awarded on December 2, 2016 for laser protected periscopes installed on Light Armored Vehicles in the Middle East.
(5)	Five-year IDIQ contract for Light Interference Filter Assemblies awarded on July 3, 2017. The contract calls for five one-year ordering periods running consecutively commencing on July 5, 2017 with a maximum contract value established at $12.4 million over the five-year period. As of September 27, 2020, three task orders against the contract have been released for a total value of $4.4 million to date.
(6)	The original three-year contract was awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The contract includes option years to extend the period of performance through 2035 if awarded. The current contract option extends the in-service support through March 2023 for their existing fleet of Light Armored Vehicles.
(7)	Three-year IDIQ contract for periscopes awarded on September 18, 2017. The contract includes three base years and two option years. The base contract expired September 11, 2020. As of September 27, 2020, total task orders awarded against the contract were $2.2 million. On September 12, 2020 the customer exercised their right to extend the contract through September 11, 2021 for the first option year.
(8)	Contract awarded February 22, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 27, 2020, there was $3.4 million in task orders released against the contract which have all shipped complete.
(9)	Contract awarded September 5, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 27, 2020, there was $0.5 million task orders released against the base contract award which have all shipped complete.
(10)	Contract awarded July 20, 2016. This is an Indefinite Delivery Indefinite Quantity (IDIQ)Long Term Contract with firm fixed pricing for the duration of a base period of five (5) years. As of September 27, 2020, there was $2.5 million task orders released against the contract award through ordering period 5 which ends on July 21, 2021.
(11)	Contract awarded July 20, 2016 for delivery of DDAN sighting system spare units.
(12)	Contract awarded November 19, 2018. This is a Firm Fixed Price order for Laser Protected Periscopes for delivery in 2019 and 2020.
(13)	Contract awarded February 6, 2017 with an additional quantity executed on January 24, 2019. This is a Firm Fixed Price order for Day Windows manufactured at the Applied Optics Center for delivery through March 2022.

(14)	Contract awarded March 4, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. As of September 27, 2020, there have been no task orders released against the base contract award.
(15)	Contract awarded on November 12, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $2.3 million. As of September 27, 2020, there have been no task orders released against the base contract award.
(16)	Contract awarded on December 5, 2019. This is a shared long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years and a maximum of value $35 million for Improved Commander Weapon System (ICWS) periscopes. As of September 27, 2020, there have been no task orders released against the base contract award.
(17)	Contract awarded on January 24, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $3.6 million. As of September 27, 2020, there have been no task orders released against the base contract award.
(18)	Contract awarded on February 12, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $9.2 million. As of September 27, 2020, there have been no task orders released against the base contract award.
(19)	Purchase Order by a U.S. prime contractor in support of government contract W15QKN-16-D-0055 for Aiming Circle optical subassemblies. The purchase order was awarded on July 30, 2020 for $2 million and amended to $2.3 million on 9/14/2020 and includes non-recurring engineering and first article testing during fiscal year 2021, with production deliveries from November 2021 through October 2023.

Market Opportunity — U.S. Military

During the twelve months ended September 27, 2020, approximately 89% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2011 through 2020 and estimated spending through 2025. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. For fiscal year 2020, the total projected military spending is $689.6 billion, an overall increase of 5.4% over 2019 spending. However, the military spending in the chart below depicts increased spending through 2025 of 10.5% from the current projected fiscal year 2020 level. The largest projected increases of 5.8% and 2.0% to occur in the 2021 and 2022 fiscal years, respectively.

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

On February 9, 2018, Congress enacted the Bipartisan Budget Act of 2018 (BBA 2018), a budget stop gap resolution which lifted the sequestration limits on military spending by $165 billion through fiscal year 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA 2019) was signed into law. The BBA 2019 raises the budget caps for both defense and nondefense for FY 2020 and FY 2021, the final two years of the BCA 2011 discretionary cap period. The 2019 bill increases the defense base budget by $171 billion over the BCA 2011 and sets limits on the Overseas Contingency Operations (OCO) Emergency Funding of $141 billion over the two-year period. Under the current law, there are no caps on defense and nondefense discretionary spending for FY 2022 and beyond.

The 2021 NDAA authorizes $740.5 billion for the fiscal year 2021 funding levels. The current bill includes $636 million for base military spending, $69 million for military Overseas Contingency Operations (OCO), and an additional $35 million for national security within the Department of Energy, the $705 million earmarked for Department of Defense military spending is below the 2021 budgeted amount of $729.3 in the chart below. As of the filing date, the 2021 NDAA has passed through Congress but not has yet been signed by the president.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2021, Table 3.2 Outlays by function and sub function, 1962-2025.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2021 for major ground system programs. The total fiscal year 2021 budget request for major ground system programs is decreased by 16.5% from the fiscal year 2020 levels and by 17.1% from the fiscal year 2019 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

				FY 2021
Major Weapon System Summary				Base	OCO	Total
($ in Millions)		FY 2019	FY 2020	Budget	Budget	Request
Ground Systems - Joint Service
JLTV	Joint Light Tactical Vehicle	$1,901.8	$1,621.2	$1,364.0	$8.0	$1,372.0
Ground Systems - USA
M-1	Abrams Tank Modification/Upgrades	2,646.0	2,218.9	1,508.8	—	1,508.8
AMPV	Armored Multi-Purpose Vehicle	787.8	528.6	289.6	—	289.6
PIM	Paladin Integrated Management	561.6	752.7	863.1	—	863.1
FMTV	Family of Medium Tactical Vehicles	127.2	140.3	122.1	—	122.1
FHTV	Family Of Heavy Tactical Vehicles	324.1	386.3	184.1	21.7	205.8
GMV	Ground Mobility Vehicle	44.0	40.0	37.9	—	37.9
Stryker	Stryker	661.5	1,189.1	1,116.1	—	1,116.1
Ground Systems - USMC
ACV	Amphibious Combat Vehicle	230.8	351.0	520.7	—	520.7
Total Ground System Vehicles		$7,284.8	$7,228.1	$6,006.4	$29.7	$6,036.1

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2021 Budget Request”, February 2020.

The 2021 Department of Defense (DoD) Budget indicates an overall decrease in ground system vehicle program spending in the 2021 appropriation budget year. There is typically a twelve to twenty-four-month delay between U.S. defense budget requests and program delivery orders related to our products from government agencies and our prime defense customers. In addition, DoD budget requests are often changed throughout the congressional NDAA Budgeting and Budget appropriations process. The DoD budget requests exclude any foreign military sales as they are funded separately from the annual NDAA budgets. We are carefully watching the projected trends in both DoD military spending and FMS as defense allocation priorities change, as well as challenges which are presented from the current pandemic, global recession, and changes in political climate to ascertain any potential impact to the company’s future revenue.

Market Opportunity — Foreign Military

Our products directly support FMS combat vehicles globally, including Canada, the Kingdom of Saudi Arabia, Kuwait, Morocco, Egypt, South America, and Israel. We have increased efforts to promote our proven military products, as well as newly improved product solutions directly to foreign military representatives and domestic defense contractors supporting the FMS initiatives.

In addition, we recently partnered with G&H for the supply of acrylic-based sighting system technology to meet European Customer requirements for a total package single-technology source supply. Some foreign customers desire the reduced weight and cost savings provided by acrylic based periscopes when compared directly to glass-based periscopes. Our partnership will allow us to deliver this technology through ITAR licenses directly to them or their customers. G&H designs and manufactures periscopes and sighting systems for armored fighting vehicles under the Kent Periscopes brand. With a strong footprint in Europe and Asia, G&H supplies glass-based products for both periscope external viewing and system sensor-based imaging by commanders, drivers, and gunners.

We are currently under contract with the Israeli Ministry of Defense (IMOD) to refurbish a small quantity of their Night Vision Rifle Scopes. If this initial quantity meets their requirements, we expect substantial follow on orders to refurbish a major portion of their current inventory.

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

●	Big Eye Binoculars — While the military application we produce is based on mature military designs, we own all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land-based outposts for private commercial security as well as border patrols and regional law enforcement.

●	Thin Film Coatings — The acquisition of the Applied Optics Center (AOC) also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

●	Optical Assemblies – Through the Applied Optics Center, we are utilizing our experience in military sighting systems to pursue commercial opportunities associated with products that incorporate multi-lens optical cell assemblies, bonded optical elements and mechanical assemblies. There are a wide variety of products in the medical, machine vision, automotive and outdoor recreation fields that can benefit from our capabilities. Support to domestic customers for these type products has driven significant increases in overall sales during the last five years.

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Harris Corporations, BAE, and ADS Inc.), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and also as a commercial optical assembly supplier (Nightforce Optics, Cabela’s, Amazon). During the twelve months ended September 27, 2020, we derived approximately 89% of our gross business revenue from five major customers: U.S. government agencies (50%), three major defense contractors, (19%, 6% and 5%), and one commercial customer (9%). We have approximately 84 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the exact same product. Three combat vehicles have a long history of service in the Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Under current Army modernization plans, the Army envisions all three vehicles in service with Active and National Guard forces beyond FY2028. Optex Systems provides periscopes and optical sighting systems in support of all three vehicle platforms. Since the early 2010’s, the U.S. Army has been upgrading its outdated Bradley design with the Operation Desert Storm-Situational Awareness model and since 2012, upgrading the underbelly armor to improve mine and improvised explosive device resistance. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq, and since 2007, Australia. On average, there has been a new improvement package every seven years. The Army is currently upgrading the Abrams with a System Enhancement Package Version 3 (SEPv3), with additional upgrades in development. Additionally, the US Army has announced contracts to produce 742 Stryker DVH vehicles, redesigned (dual v-hulled vehicles) to be more resistant to land mines, as retrofits and as new production vehicles. The Abrams, Bradley and Striker vehicles are the only production tanks currently in production by the government. This, in conjunction with the 30-year life span, supports their continued use through 2040.

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
DLA Optical Elements

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

In May 2012, we purchased a perpetual, non-exclusive license, with a single up-front license fee of $200,000 to use Patent 7,880,792 “Optical and Infrared Periscope with Display Monitor” owned by Synergy International Optronics, LLC. We believe the purchase of the license agreement may allow us to extend and expand our market potential for the M113APC vehicle type which has the highest number of commonly used armored vehicles in the world. The current estimated active M113 APC worldwide inventory is over 80,000 units. This licensing of this patent allows us to develop additional products for this vehicle type, including the M17 Day/Thermal and M17 Day/Night periscopes. We are actively marketing the new periscopes internationally and completed our first international shipment utilizing this technology in March 2014. We continue to prototype these products and demonstrate them to potential customers.

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

Employees and Human Capital

We had 102 full time equivalent employees as of September 27, 2020 and 98 employees as of December 10, 2020, which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success. We value our employees and believe that employee loyalty and enthusiasm are key elements of our operating performance.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Given the current economic conditions, it is also possible that even if our estimates are reasonable at the time made, that prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of September 27, 2020, there was zero in accrued loss provisions for loss contracts or cost overruns.

Approximately 86% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date. Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts. Currently, none of our awarded contracts are subject to renegotiation.

We have sought to minimize the adverse impact from the slower pace of U.S. military orders on our results of operations by seeking to obtain foreign military orders as well as new commercial business. We do not expect these markets to completely mitigate the negative impact of lower U.S. defense spending.

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

Current increases in defense spending have resulted in significant increases in customer orders and production volumes over the next twelve months during a period of record low unemployment rates and other business industry expansions within our local labor market. We compete with several other large defense contractors as well as homebuilding, industrial manufacturing and warehousing industries within our immediate regional area for both lower and higher skill level manufacturing employees. The limited market of available of full-time workers for hire, including reductions in temporary service employees, combined with increasing competition among other local industries may result in increased production costs associated with higher wages, employee bonuses, overtime premiums and enhanced employee benefits in addition to costs increases associated with employee recruitment, employee turnover, training and labor efficiency reductions. We may be unable to fill the labor positions required to meet our growing customer demands in a timely or cost effective manner which would impede our ability to meet current and increasing production levels in line with our customer expectations and adversely affect our ability to grow revenue or maintain our current margin levels.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which renews on an annual basis and currently expires on December 1, 2021, and our Chief Financial Officer which expires on January 31, 2021, with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then be re-negotiated (e.g., specifications, delivery, price. As of December 6, 2020, approximately 4% of our material requirements are single-sourced across 12 suppliers representing approximately 31% of our active supplier order value. Single-sourced component requirements span across all of our major product lines. The vast majority of these single-sourced components could be provided by another supplier with minimal interruption in schedule (supply delay of 3 months or less) or minimally increased costs. We do not believe these single sourced materials to pose any significant risk to us as other suppliers are capable of satisfying the purchase requirements in a reasonable time period with minimal increases in cost. Of these single sourced components, we have contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply parts in satisfaction of our current contractual needs.

We consider only those specialized single source suppliers where a disruption in the supply chain would result in a period of three months or longer for us to identify and qualify a suitable replacement to present a material financial or schedule risk. In the table below, we identify only those specialized single source suppliers and the product lines supported by those materials utilized by us as of December 6, 2020.

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

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

We derive almost all of our revenue from a small number of customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended September 27, 2020, the Company’s consolidated revenues are derived from the U.S. government, 50%, three major defense contractors, 30% (19%, 6% and 5%), one commercial customer, 9%, and all other customers, 11%. Approximately 92% of the total company revenue is generated from domestic customers and 8% is derived from Canada. Procuring new customers and contracts may partially mitigate this risk. In particular, a decision by one of our major defense contract customers, U.S. government agencies, or major commercial customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 89% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 84 discrete contracts with major defense contractors and the U.S. Government (primarily Defense Logistics Agencies (DLA)), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

We may face risks as a result of the ongoing COVID-19 pandemic.

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

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continues to remain open during the COVID-19 shelter in place orders and closures. To date, we have experienced minimal production disruption as a result of the pandemic.

During the fiscal year 2020, we have experienced significant reductions in new orders and ending customer backlog that we attribute to a Covid-19 slow-down of contract awards for both U.S. military sales and foreign military sales (FMS). The cycle time from contract bid proposal requests to final contract award has increased by three to six months. We believe many of the delays are process driven as government agencies adapt to new remote work environments, combined with constraints created by travel restrictions, impeding product testing, inspection and overall program management coordination. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 20-25% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. Continued delays in customer orders over the next three to six months could negatively impact our total fiscal year 2021 revenue and profitability. We are currently reviewing cost reduction strategies for implementation during the next sixty days to minimize the impact of a sustained delay in customer orders to program revenues beyond the first quarter of fiscal year 2021. We believe we are in a strong position to withstand any significant adverse financial impacts after the recent fiscal year ended September 27, 2020.

Risks Related to Our Stock

We have issued a large number of warrants and options, which if converted or exercised would substantially increase the number of common shares outstanding.

On December 10, 2020, we had 8,519,728 shares of common stock outstanding, and (a) we have 4,125,200 warrants outstanding at an exercise price of $1.50 per share and (b) we have 182,000 granted unvested restricted stock units outstanding. Future sales of our common stock, warrants, options and restricted stock units may also adversely affect our stock price and our ability to raise funds in new offerings.

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

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

Item 2 Properties

We are headquartered in Richardson, TX and lease 93,967 combined square feet of facilities including Richardson, Texas and Dallas, Texas. As of December 10, 2020, we had 98 full time equivalent employees. We operate with a single shift, and capacity could be expanded by adding a second shift. Our proprietary processes and methodologies provide barriers to entry for other competing suppliers. In many cases, we are the sole source provider or one of only two providers of a product. We have capabilities which include machining, bonding, painting, tracking, engraving and assembly and can perform both optical and environmental testing in-house.

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

On December 16, 2020, the closing price for our common stock as reported on the OTCQB was $2.00 per share.

Securities outstanding and holders of record

On December 10, 2020, there were approximately 81 shareholders of record for our common stock and 8,795,869 shares of our common stock issued and 8,519,728 common shares outstanding.

Dividends

We have in the past paid dividends but we have no plans to do so in the foreseeable future.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009. On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000 and authorized the grant of 20,000 options to three board members and a grant of 5,000 to an Optex Systems Holdings officer. The options granted in 2011 and 2013 were at exercise prices of $10.00 per share with each grant to vest 25% per year over four years for each year with which the grantee is still employed by or serving as a director of Optex Systems Holdings, Inc. (with all unvested options automatically expiring on the date of termination of employment by or service as a director of Optex Systems Holdings, Inc.) and all unvested options immediately vesting upon a change of control due to a merger or acquisition of the Company. As of September 29, 2019, there were 25,000 outstanding options which were fully vested. The 25,000 outstanding options were repurchased by the Company in 2020 and cancelled. As of September 27, 2020, there were no outstanding options.

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

On January 5, 2017, the Company issued 45,799 common shares to officers and directors in settlement of 68,000 restricted stock units vested on January 1, 2017. On January 2, 2018, the Company issued 55,902 common shares to officers and directors in settlement of 83,000 restricted stock units vested on January 1, 2018. On January 2, 2019, the Company issued 55,565 common shares to officers and directors in settlement of 82,500 restricted stock units vested on January 1, 2019. On January 7, 2020, the Company issued 59,447 common shares to one director and two officers, in settlement of 84,500 restricted stock units which vested on January 1, 2020. For each vesting period the vested common shares were issued net of shares withheld for employee federal income tax requirements.

As of September 27, 2020, there are 182,000 outstanding unvested restricted stock units remaining to vest of which 83,000 will vest on January 1, 2021, and 500,000 authorized restricted stock units from the 2016 Restricted Stock Unit Plan remaining to be granted at a future date.

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

We are both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, ADS Inc. and others. We are also a military supplier to foreign governments such as Israel, Australia and NAMSA and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

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

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant, and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended September 27, 2020 and September 39, 2019 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

	Results of Operations Selected Financial Info by Segment
	(Thousands)

	Twelve months ended
	September 27, 2020				September 29, 2019
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$17,233	$8,657	$-	$25,890	$16,219	$8,311	$-	$24,530
Intersegment Revenues	-	1,689	(1,689)	-	-	1,712	(1,712)	-
Total Segment Revenue	17,233	10,346	(1,689)	25,890	16,219	10,023	(1,712)	24,530

Total Cost of Sales	13,517	7,974	(1,689)	19,802	12,499	7,490	(1,712)	18,277

Gross Margin	3,716	2,372	-	6,088	3,720	2,533	-	6,253
Gross Margin %	21.6%	22.9%	-	23.5%	22.9%	25.3%	-	25.5%

General and Administrative Expense	2,439	569	197	3,205	2,385	558	113	3,056
Segment Allocated G&A Expense	(673)	673	-	-	(684)	684	-	-
Net General & Administrative Expense	1,766	1,242	197	3,205	1,701	1,242	113	3,056

Operating Income	1,950	1,130	(197)	2,883	2,019	1,291	(113)	3,197
Operating Income %	11.3%	10.9%	-	11.1%	12.4%	12.9%	-	13.0%

(Loss) Gain on Change in Fair Value of Warrants	-	-	(508)	(508)	-	-	1,344	1,344
Interest Expense	-	-	(19)	(19)	-	-	(23)	(23)

Income before taxes	$1,950	$1,130	$(724)	$2,356	$2,019	$1,291	$1,208	$4,518
Income before taxes %	11.3%	10.9%	-	9.1%	12.4%	12.9%	-	18.4%

Our total external sales revenues increased by $1.4 million in 2020 over the 2019 revenue levels. The Optex Systems Richardson segment realized a $1.0 million increase and the Applied Optics Center segment realized an increase of $0.4 million in external revenue over the prior year period. Intersegment revenues remained consistent between the 2020 and 2019 years at $1.7 million. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross margin decreased $0.2 million and the gross margin percentage decreased by 2.0 points from 25.5% in 2019 to 23.5% in 2020. The Optex Systems gross margin remained flat at $1.7 million for the 2020 and 2019 twelve-month period on increased revenue and the gross margin percentage decreased to 21.6% in 2020 as compared to a gross margin percentage of 22.9% in 2019. The erosion in the gross margin percentage between years is primarily driven by higher manufacturing expenses combined with changes in product mix between the years. The Applied Optics Center gross margin decreased by $0.2 million and the gross margin percent decreased by 2.4 points from 25.3% in 2019 to 22.9% in 2020. The erosion in the gross margin percentage between years is primarily driven by higher manufacturing expenses combined with changes in product mix between the years.

During the years ended 2020 and 2019, the Applied Optics Center absorbed ($0.7) million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Operating income decreased by $0.3 million, in 2020 to $2.9 million, as compared to the prior year operating income of $3.2 million. The decrease in operating income is primarily attributable to lower gross margins of $0.2 million at the Applied Optics Center segment, combined with higher general and administrative costs of $0.1 million at the Optex Systems segment in 2020 as compared to 2019.

Income before taxes decreased from the prior year by $2.1 million, to $2.4 million in 2020 from a prior year income before taxes of $4.5 million. The decrease in income before taxes year over year is primarily due to decreased operating income of $0.3 million from the prior year, combined with a decrease in income for non-cash related changes to the fair value of warrants of $1.8 million to a loss of ($0.5) million in 2020 from a prior year gain of $1.3 million in 2019.

Backlog

Backlog as of September 27, 2020 was $16.3 million as compared to a backlog of $24.6 million as of September 29, 2019, representing a decrease of 33.7%. The following table depicts the current expected delivery by quarter of all contracts awarded as of September 27, 2020.

(Millions)
Product Line	Q1 2021	Q2 2021	Q3 2021	Q4 2021	2021 Delivery	2022+ Delivery	Total Backlog 9/27/2020	Total Backlog 9/29/2019	Variance	% Chg
Periscopes	$1.8	$0.9	$1.1	$0.7	$4.5	$0.8	$5.3	$10.3	$(5.0)	(48.5)%
Sighting Systems	0.8	0.7	0.6	0.1	2.2	0.7	2.9	4.1	(1.2)	(29.3)%
Other	0.1	1.1	0.6	0.5	2.4	2.6	5.0	3.9	1.1	28.2%
Optex Systems - Richardson	2.7	2.7	2.3	1.3	9.1	4.1	13.2	18.3	(5.1)	(27.9)%
Applied Optics Center - Dallas	1.5	0.7	0.1	0.3	2.6	0.5	3.1	6.3	(3.2)	(50.8)%
Total Backlog	$4.2	$3.4	$2.4	$1.6	$11.7	$4.6	$16.3	$24.6	$(8.3)	(33.7)%

During fiscal year 2020, Optex Systems Holdings received new orders totaling $17.6 million, a (31.8%) decrease, as compared to new orders of $25.8 million during the prior year. The 2020 orders consist of $6.2 million in support of our periscope product line, $5.4 million attributable to the Applied Optics Center and $1.0 million attributable to sighting systems and support, and $5.0 million in other products which includes new business of $2.3 million for optical contract assemblies for Howitzer Aiming Circles. Approximately 20.8% or $3.7 million of the orders received in fiscal year 2020 were delivered within the 2020 fiscal year, with $13.9 million of backlog deliverable in 2021 and beyond.

During the fiscal year 2020, we have experienced significant reductions in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a Covid-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the pandemic, we have experienced a significant slowdown in the U.S. government procurement process increasing the cycle time from contract bid proposal requests to final contract award by three to six months. We believe many of the delays are process driven as government agencies adapt to new remote work environments, combined with constraints created by travel restrictions, impeding product testing, inspection and overall program management coordination. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 20-25% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. Continued delays in customer orders over the next three to six months could negatively impact our total fiscal year 2021 revenue and profitability. We are currently reviewing cost reduction strategies for implementation during the next sixty days to minimize the impact of a sustained delay in customer orders to program revenues beyond the first quarter of fiscal year 2021.

Optex Systems - Richardson:

Backlog for our periscope product line has decreased 48.5% or $5 million to $5.3 million, from our 2019 fiscal year end level of $10.3 million. Our total periscope contract awards for fiscal 2020 totaled $6.2 million as compared to $10.4 million in the fiscal year 2019, a decrease of $4.2, or 40.4% million from the prior year. Periscope orders declined by 82.9% during the second half of fiscal year 2020, subsequent to the onset of the pandemic, as compared to orders booked during the first half of fiscal year 2020 through the fiscal period ending in March 2020. Fiscal year 2020 second have orders are below orders received during the same period in fiscal year 2019 by 80.7%. We attribute the reduction in orders and backlog primarily due to contracting award and program delay issues created by the pandemic.

Sighting Systems backlog decreased by $1.2 million or 29.3% in the last twelve months from $4.1 million in 2019 to $2.9 million as of the end of 2020. The decrease in backlog is primarily attributable shipments against existing sighting system contracts awarded during the prior years. During 2020, we booked $1.0 million in new orders, a decrease of $1.7 million from the prior year orders of $2.7 million.

Our backlog in other product groups increased by $1.1 million or 28.2% from $3.9 million in 2019 to $5.0 million in 2020. During 2020, we booked new orders of $5.4 million as compared to the prior year orders of $3.1 million. New orders booked in 2020 include new customer business for a $2.0 Million order from a U. S. prime contractor for optical subassemblies for shipments starting in 2021.

The Optex Systems Richardson segment, currently has nine open US Government IDIQ type military contracts with substantial unspent funding which covers government base year and option year requirement periods through October 2025, in addition to several outstanding significant pricing proposals pending award over the next ninety days.

Applied Optics Center – Dallas

The Applied Optics Center backlog decreased by $3.2 million, or 50.8%, for the year ended September 27, 2020 from $6.3 million in 2019 to $3.1 million in 2020. New orders for the Applied Optics Center during the 2020 year were $5.4 million as compared to the 2019 orders of $8.1 million, a decline of $2.7 million or 33.3%. We attribute the reduction in orders and backlog primarily due to contracting award and program delay issues created by the pandemic.

The Applied Optics segment, currently has three open US Government IDIQ type military contracts with substantial unspent funding which covers government base year and option year requirement periods through February 2023.

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

Twelve month period ended September 27, 2020 compared to the twelve month period ended September 29, 2019

Revenues:

The table below details the revenue changes by segment and product line for the year ended September 27, 2020 as compared to the year ended September 29, 2019.

Twelve months ended
(Millions)

Product Line	September 27, 2020	September 29, 2019	Variance	% Chg
Periscopes	$11.3	$9.9	$1.4	14.1
Sighting Systems	2.2	1.3	0.9	69.2
Other	3.7	5.0	(1.3)	(26.0)
Optical Systems – Richardson	17.2	16.2	1.0	6.2
Applied Optics Center – Dallas	8.7	8.3	0.4	4.8
Total Revenue	$25.9	$24.5	$1.4	5.7

Our total revenues increased by $1.4 million, or 5.7%, in 2020 over the 2019 revenue levels. The Optex Systems Richardson segment realized a $1.0 million, or 6.2%, increase in revenue and the Applied Optics Center segment realized an increase of $0.4 million, or 4.8%, in revenue over the prior year period.

Revenues increased by 1.4 million or 14.1% on our periscope line during the twelve months ended September 27, 2020 as compared to the twelve months ended September 29, 2019 based on increased customer demand between the respective periods. The higher revenue was primarily driven by deliveries of Improved Commander Weapon Sights (ICWS) for orders received in 2019.

Revenues on sighting systems increased by $0.9 million, or 69.2% from the prior year period due to shipments of Commander Weapon Sighting Systems against existing prior year contracts. Based on our existing backlog, we anticipate revenue for sighting systems in the next twelve months to approximate the 2020 levels.

Revenue on other product lines decreased by $1.3 million, or 26.0%, compared to revenues in the prior year due to lower customer demand for mirror, cell, beam splitter and other spare assemblies over the prior year levels.

The Applied Optics Center external revenue increased by $0.4 million, or 4.8%, during the 2020 fiscal year as compared to the prior year period. The revenue increase is primarily due to increased demand for laser filter unit anti reflective devices (ARD), day windows and commercial optical assemblies, offset by lower customer demand on laser interface filters.

Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 consolidated revenues across reporting segments. Due to delays in customer orders, we are currently anticipating a reduction of 20-25% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. Continued delays in contract awards over the next three to six months could negatively impact our total fiscal year 2021 revenue and profitability. We are currently reviewing cost reduction strategies for implementation during the next sixty days to minimize the impact of a sustained delay in customer orders to program revenues beyond the first quarter of fiscal year 2021.

Gross Margin. The gross margin during the period ended September 27, 2020 was 23.5% of revenue as compared to a gross margin of 25.5% of revenue for the period ended September 29, 2019. Cost of sales increased by $1.5 million to $19.8 million for the fiscal year ended 2020 compared to $18.3 million for the fiscal year ended 2019 on higher revenue. The gross margin decreased by $0.2 million to $6.1 million in 2020 as compared to $6.3 million in 2019. We attribute the erosion in gross margin to changes in product mix and increased manufacturing spending between the respective years.

G&A Expenses. During the fiscal years ended September 27, 2020 and September 39, 2019, we recorded operating expenses of $3.2 million and $3.1 million. General and administrative cost increases of $0.1 million during the current fiscal year are primarily attributable to increased board fees and stock compensation during the period.

Operating Income. During the period ended September 27, 2020, we recorded operating income of $2.9 million as compared to operating income of $3.2 million during the period ended September 29 2019. The $0.3 million decrease in operating income in the current year over the prior year is primarily due to the decreased gross margin of $0.2 million combined with increased general and administrative spending of $0.1 million in 2020 as compared to 2019.

Net income applicable to common shareholders. During the year ended September 27, 2020, we recorded net income applicable to common shareholders of $1.2 million as compared to net income applicable to common shareholders of $3.8 million during the year ended September 29, 2019. The decrease net income of $2.6 million is primarily attributable to a decreased operating income of $0.3 million and changes in the fair value of warrants of $1.9 million, a change in income taxes of $1.7 million, offset by changes in dividends distributed and deemed dividends of ($1.3) million as compared to the year ended 2019.

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

The table below summarizes our twelve-month operating results for periods ended September 27, 2020 and September 29, 2019, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands) Twelve months ended
	September 27, 2020	September 29, 2019

Net Income — GAAP	$1,825	$5,668
Add:
Loss (Gain) on Change in Fair Value of Warrants	508	(1,344)
Federal Income Tax Expense (Benefit)	531	(1,150)
Depreciation	248	340
Stock Compensation	197	113
Royalty License Amortization	-	30
Interest Expense	19	23
Adjusted EBITDA - Non GAAP	$3,328	$3,680

Our adjusted EBITDA decreased by $0.4 million to $3.3 million during the twelve months ended September 27, 2020 as compared $3.7 million during the twelve months ended September 29, 2019. The decrease in EBITDA is primarily driven by a decrease in operating profit of $0.3 million and changes in interest, depreciation and amortization of $0.1 million. Operating segment performance is discussed in greater detail throughout the previous sections.

During the year ended September 29, 2019, The Company released $1.8 million against the deferred tax asset valuation allowance which resulted in recognition of a net tax benefit of $1.3 million, as compared to a net tax expense of $0.5 million during the 2020 year. During the year ended September 27, 2020, we recognized a loss on the change in fair value of warrants of $0.5 million as compared to a gain of $1.3 million in the prior year ended September 29, 2019. As this is a non-cash gain driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the gain has been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the gain on changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 12 - Warrant Liabilities”.

Liquidity and Capital Resources

As of September 27, 2020, Optex Systems Holdings had working capital of $14.3 million, as compared to $11.7 million as of September 29, 2019. During the year ended September 27, 2020, the Company generated a net income of $1.8 million as compared to a net income of $5.7 million, and an increase in revenues of $1.4 million, or 5.5%, up to $25.9 million, from $24.5 million, as compared to the prior year ended September 29, 2019.

Backlog as of September 27, 2020 was $16.3 million as compared to a backlog of $24.6 million as of September 29, 2019, representing a decrease of 33.7%. During fiscal year 2020, Optex Systems Holdings received new orders totaling $17.6 million, a (31.8%) decrease, as compared to new orders of $25.8 million during the prior year. During the fiscal year 2020, we have experienced significant reductions in new orders and ending customer backlog that we attribute to a Covid-19 slow-down of contract awards for both U.S. military sales and foreign military sales (FMS). The cycle time from contract bid proposal requests to final contract award has increased by three to six months. We believe many of the delays are process driven as government agencies adapt to new remote work environments, combined with constraints created by travel restrictions, impeding product testing, inspection and overall program management coordination. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 20-25% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. Continued delays in customer orders over the next three to six months could negatively impact our total fiscal year 2021 revenue and profitability. We are currently reviewing cost reduction strategies for implementation during the next sixty days to minimize the impact of a sustained delay in customer orders to program revenues beyond the first quarter of fiscal year 2021. We believe we are in a strong position to withstand any significant adverse financial impacts after the recent fiscal year ended September 27, 2020.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At September 27, 2020, the Company had approximately $4.7 million in cash and an outstanding payable balance of $0.4 million against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.0 million. As of September 27, 2020, our outstanding accounts receivable was $3.0 million. We expect the accounts to be collected during the first quarter of fiscal 2020. The Company expects to generate net income and positive cash flow from operating activities over the next twelve months. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the twelve months ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. The shares have been returned to the Treasury.

During the twelve months ended September 27, 2020 the Company declared and paid no dividends. As of September 27, 2020, there are no outstanding declared and unpaid dividends.

Period from September 30, 2019 through September 27, 2020

Cash and Cash Equivalents. As of September 27, 2020, and September 29, 2019, we had cash and cash equivalents of $4.7 and $1.1 million.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the period beginning September 29, 2019 and ended September 27, 2020 was $3.9 million. The primary source of cash provided by operations was driven by net income of $1.8, decreases in inventory of $1.7 million, deferred tax assets $0.2 million, warrant liabilities of $0.5 million, and other changes in working capital of ($0.3) million.

Net Cash Used by Investing Activities. In the twelve months ended September 27, 2020, cash used in investing activities was $0.2 million for new asset purchases used in support of production.

Net Cash Used by Financing Activities. Net cash used in financing activities was $0.1 million during the twelve months ended September 27, 2020 due to the repurchase of common stock of $0.2 million, offset by borrowings against the line of credit of ($0.1) million. As of September 27, 2020, the outstanding line of credit balance was $0.4 million as compared to $0.3 million as of September 29, 2019.

Critical Accounting Policies

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $451 thousand for the twelve months ended September 27, 2020 and the twelve months ended September 29, 2019.

The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of FASB ASC 606 revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the twelve months ended September 27, 2020, there was $3 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue). During the twelve months ended September 29, 2019 there was $289 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $19 thousand of customer deposits refunded to the customer on order cancellation. As of September 27, 2020 there is $1 thousand in customer deposit liabilities. As of the twelve months ended September 27, 2020, there are no significant deferred contract costs such as sales commissions.

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

As of September 27, 2020, Optex Systems Inc. has a net carrying value of $1.2 million in deferred tax assets represented by deferred tax assets of $2.2 million and a deferred tax asset valuation allowance of ($1.0) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. Due to historical losses, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of September 27, 2020, and September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending. In the twelve months ended September 29, 2019, The Company released $1.8 million against the valuation allowance which resulted in the recognition of a tax benefit. During the twelve months ended September 27, 2020, we recognized an additional $0.2 million in tax benefits from the deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. As of year ended September 27, 2020, The Company has recognized a $1.4 million in right-of-use-asset and corresponding operating lease liabilities of $1.5 million.

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

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”), as of September 27, 2020 and September 29, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2020 and September 29, 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Worth, Texas

December 17, 2020

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)
	September 27, 2020	September 29, 2019

ASSETS

Cash and Cash Equivalents	$4,700	$1,068
Accounts Receivable, Net	2,953	3,066
Inventory, Net	8,791	10,535
Prepaid Expenses	229	348

Current Assets	16,673	15,017

Property and Equipment, Net	1,006	1,102

Other Assets
Deferred Tax Asset	1,227	1,414
Right-of-use Asset	1,416	-
Security Deposits	23	23

Other Assets	2,666	1,437

Total Assets	$20,345	$17,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$833	$1,833
Operating Lease Liability	417	-
Accrued Expenses	1,077	1,180
Warrant Liability	2,544	-
Accrued Warranty Costs	83	46
Credit Facility	-	250
Customer Advance Deposits	1	3

Current Liabilities	2,411	3,312

Credit Facility - Long Term	377	-
Operating Lease Liability, net of current portion	1,037	-
Warrant Liability - Long Term	-	2,036
Total Liabilities	6,369	5,348

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,795,869 and 8,436,422 shares issued, and 8,690,136 and 8,436,422 outstanding, respectively)	9	8
Treasury Stock (at cost, 105,733 shares and zero shares held, respectively)	(200)	-
Additional Paid in capital	26,276	26,134
Accumulated Deficit	(12,109)	(13,934)

Stockholders’ Equity	13,976	12,208

Total Liabilities and Stockholders’ Equity	$20,345	$17,556

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Operations

	(Thousands, except share and per share data)
	Twelve months ended
	September 27, 2020	September 29, 2019

Revenue	$25,890	$24,530

Cost of Sales	19,802	18,277

Gross Margin	6,088	6,253

General and Administrative Expense	3,205	3,056

Operating Income	2,883	3,197

(Loss) Gain on Change in Fair Value of Warrants	(508)	1,344

Interest Expense	(19)	(23)
Other (Expense) Income	(527)	1,321

Income Before Taxes	2,356	4,518

Income Tax Expense (Benefit), net	531	(1,150)

Net Income	$1,825	$5,668
Deemed dividends on participating securities	(598)	(1,868)
Net income applicable to common shareholders	$1,227	$3,800
Basic income per share	$0.14	$0.45

Weighted Average Common Shares Outstanding - basic	8,464,572	8,388,794

Diluted income per share	$0.14	$0.45

Weighted Average Common Shares Outstanding - diluted	8,589,919	8,492,884

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 27, 2020	September 29, 2019

Cash Flows from Operating Activities:
Net Income	$1,825	$5,668

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	248	340
Loss (Gain) on Change in Fair Value of Warrants	508	(1,344)
Stock Compensation Expense	197	113
Deferred Tax	187	(1,414)
(Gain) On Sale of Fixed Assets	-	(7)
Accounts Receivable	113	(608)
Inventory	1,744	(2,896)
Prepaid Expenses	119	(243)
Accounts Payable and Accrued Expenses	(1,065)	903
Federal Income Taxes Payable	-	(22)
Accrued Warranty Costs	37	(55)
Prepaid Royalties	-	30
Customer Advance Deposits	(2)	(305)
Total Adjustments	2,086	(5,508)
Net Cash provided by Operating Activities	3,911	160

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(152)	(143)
Proceeds From Sale of Property and Equipment	-	8
Net Cash used in Investing Activities	(152)	(135)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(54)	(37)
Borrowings from payments (to) Credit Facility	127	(50)
Proceeds from Warrant Exercise	-	72
Warrant Repurchase	-	(75)
Stock Repurchase	(200)	-

Net Cash used in Financing Activities	(127)	(90)

Net Increase (Decrease) in Cash and Cash Equivalents	3,632	(65)
Cash and Cash Equivalents at Beginning of Year	1,068	1,133
Cash and Cash Equivalents at End of Year	$4,700	$1,068

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$1,811	$-
Operating Lease Liabilities	(1,894)	-

Cash Transactions:
Cash Paid for Taxes	289	360
Cash Paid for Interest	19	23

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

	(Thousands, except share data)
	Common Shares Issued	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at September 30, 2018	8,333,353	-	$8	$-	$25,938	$(19,602)	$6,344
Stock Compensation Expense	-	-	-	-	113	-	113
Vested restricted stock units issued net of tax withholding	55,565	-	-	-	(37)	-	(37)
Exercise of Warrants for Common Shares at $1.50 (1)	47,504	-	-	-	120	-	120
Net income	-	-	-	-	-	5,668	5,668

Balance at September 29, 2019	8,436,422	-	$8	$-	$26,134	$(13,934)	$12,208

Stock Compensation Expense	-	-	-	-	197	-	197
Vested restricted stock units issued net of tax withholding	59,447	-	-	-	(54)	-	(54)
Restricted Board Shares Issued (2)	300,000	-	1		(1)	-	-
Common Stock Repurchase (3)		105,733	-	(200)	-	-	(200)
Net income	-	-	-	-	-	1,825	1,825

Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976

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

(3) Common shares repurchased in the open market between June 11, 2020 and September 27, 2020 for $200 thousand and held in treasury stock using the cost method.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of September 27, 2020, the Company operated with 102 full-time equivalent employees.

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

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2020 ended on September 27, 2020 and included 52 weeks. Fiscal year 2019 ended on September 29, 2019 and included 52 weeks

Fair Value of Financial Instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date.

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

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $4.7 million in cash on deposit with our banks. Only a portion of the cash, currently $500 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended September 27, 2020 are derived from sales to U.S. government agencies (50%), three major U.S. defense contractors (19%, 6% and 5%), one major commercial customer (9%) and all other customers (11%). The Company’s revenues for fiscal year ended September 29, 2019 are derived from sales to U.S. government agencies (60%), one major U.S. defense contractor (22%), one major commercial customer (7%) and all other customers (11%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of September 27, 2020, and September 29, 2019, Optex Systems Holdings had an allowance for doubtful accounts of $5 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal. Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible. In the fiscal year 2020 we recognized $1 thousand in bad debt expenses associated with uncollectible accounts. In the fiscal year 2019 we recognized $4 thousand in bad debt expenses associated with uncollectible accounts.

As of September 27, 2019, 89% of the accounts receivable balance was comprised of five customers: the U.S. government, 29%, three major defense contractors, 39%, 8% and 7%, and a commercial customer, 6%. As of September 29, 2019, 85% of the accounts receivable balance was comprised of four customers: the U.S. government, 41%, two major defense contractors, 25% and 13%, and a commercial customer, 6%.

Inventory: Inventory is recorded at the lower of cost or net realizable value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of September 27, 2020, and September 29, 2019 inventory included:

	(Thousands)
	As of September 27, 2020	As of September 29, 2019
Raw Materials	$5,506	$7,395
Work in Process	3,214	3,599
Finished Goods	638	254
Gross Inventory	9,358	11,248
Less: Inventory Reserves	(567)	(713)
Net Inventory	$8,791	$10,535

In the twelve months ended September 27, 2020 Optex Systems physically disposed of $202 thousand of obsolete and excess inventories against the reserve balance and made other reserve adjustments of ($56) thousand. Net Inventory decreased by $1.7 million in support of deliveries against several long running contracts during the 2020 fiscal year.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12 month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of September 27, 2020, and September 29, 2019, the existing warranty reserve balances of $83 thousand and $46 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. The increase in warranty reserves represents an increase in the estimated returns on deliveries in the current year and an increase in the ending backlog of warranty returns awaiting repairs or replacement for quality issues encountered on our Applied Optics Center optical assemblies. The increases in estimated returns and backlog are primarily driven by increased shipments of the optical assemblies as compared to the prior year. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended September 27, 2020 and September 29, 2019.

	Years ended
	2020	2019
Beginning balance	$46	$101

Incurred costs for warranties satisfied during the period	(39)	(115)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	106	86
Change in estimate for pre-existing warranty liabilities (2)	(30)	(26)
Warranty Expense	76	60

Ending balance	$83	$46

(1)	Warranty expenses accrued to cost of sales (based on current year shipments and historical warranty return rate).
(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the year.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. As of period ended September 27, 2020, The Company has recognized a $1.4 million in right-of-use-asset and corresponding operating lease liabilities of $1.5 million. See also Note 7.

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $451 thousand for the twelve months ended September 27, 2020 and the twelve months ended September 29, 2019.

The Company has on occasion, outside of the presented periods, received selective contract awards and modifications which included substantive milestone performance obligations, contract modifications, negotiated settlements and financing arrangements which could fall within the scope of FASB ASC 606 revenue recognition guidance on reoccurrence, and as such, the Company has expanded their contract review process to ensure any new contract awards, changes, modifications, financing arrangements or potential negotiated settlements are recorded in compliance to the new standard guidance.

During the twelve months ended September 27, 2020, there was $3 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue). During the twelve months ended September 29, 2019 there was $289 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $19 thousand of customer deposits refunded to the customer on order cancellation. As of September 27, 2020, there is $1 thousand in customer deposit liabilities. As of the twelve months ended September 27, 2020, there are no significant deferred contract costs such as sales commissions.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 27, 2020, and September 29, 2019, Optex Systems, Inc. had a balance of $1 thousand and $3 thousand, respectively, in customer advance deposits. Customer deposits as of September 27, 2020 represent advance customer credit card payments for product yet to be delivered.

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

As of September 27, 2020, Optex Systems Inc. has a net carrying value of $1.2 million in deferred tax assets represented by deferred tax assets of $2.2 million and a deferred tax asset valuation allowance of ($1.0) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. Due to historical losses, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of September 27, 2020, and September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending. In the twelve months ended September 29, 2019, The Company released $1.8 million against the valuation allowance which resulted in the recognition of a tax benefit. During the twelve months ended September 27, 2020, we recognized and additional $0.2 million in tax benefits from the deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

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

For the twelve months ended September 27, 2020, 182,000 unvested restricted stock units and 300,000 restricted unvested shares (which converts to 125,347 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive, and 4,125,200 warrants were excluded as anti-dilutive. For the twelve months ended September 29, 2019, 216,500 unvested restricted stock units (which converts to 104,090 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive, and 4,125,200 warrants and 25,000 stock options were excluded as anti-dilutive.

Our outstanding warrants during the twelve months ended September 27, 2020 and September 29, 2019 are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the twelve months ended September 27, 2020 and September 29, 2019, there were no declared dividends and allocated undistributed earnings of $0.6 million and $1.9 million attributable to the participating warrants, respectively.

Note 3 — Recent Accounting Pronouncements

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

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five year renewal option at the Applied Optics Center as of November 1, 2021. As of year ended September 27, 2020, The Company has recognized a $1.4 million in right-of-use-asset and corresponding operating lease liabilities of $1.5 million. See also Note 7.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 88% of the Optex Systems segment revenue is comprised of domestic military customers, and 12% is comprised of foreign military customers. Optex Systems segment revenue is derived from the U.S. government, 40%, and two major U.S. defense contractors representing 19% and 6%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of September 27, 2020, the Richardson facility operated with 65 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 32% and military sales to prime and subcontracted customers represent 68% of the total segment revenue. Approximately 84% of the AOC revenue is derived from external customers and approximately 16% is related to intersegment sales to Optex Systems in support of military contracts. For the twelve months ended September 27, 2020, the AOC segment revenue from the U.S. government, one major commercial customer, and two major defense contractors represent approximately 10%, 9% and 5% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of September 27, 2020, AOC operated with 37 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 27, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$17,233	$8,657	$-	$25,890
Intersegment revenues	-	1,689	(1,689)	-
Total Revenue	$17,233	$10,346	$(1,689)	$25,890

Interest expense	$-	$-	$19	$19

Depreciation and Amortization	$36	$212	$-	$248

Income before taxes	$1,950	$1,130	$(724)	$2,356

Other significant noncash items:
Allocated home office expense	$(673)	$673	$-	$-
Loss on change in fair value of warrants	$-	$-	$508	$508
Stock compensation expense	$-	$-	$197	$197
Warranty expense	$-	$76	$-	$76

Segment Assets	$14,642	$5,703	$-	$20,345
Expenditures for segment assets	$102	$50	$-	$152

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 29, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$16,219	$8,311	$-	$24,530
Intersegment revenues	-	1,712	(1,712)	-
Total Revenue	$16,219	$10,023	$(1,712)	$24,530

Interest expense	$-	$-	$23	$23

Depreciation and Amortization	$29	$311	$-	$340

Income before taxes	$2,019	$1,291	$1,208	$4,518

Other significant noncash items:
Allocated home office expense	$(684)	$684	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,344)	$(1,344)
Stock option compensation expense	$-	$-	$113	$113
Royalty expense amortization	$30	$-	$-	$30
Warranty Expense	$-	$60	$-	$60

Segment Assets	$11,570	$5,986	$-	$17,556
Expenditures for segment assets	$47	$96	$-	$143

Note 5 — Property and Equipment

A summary of property and equipment at September 27, 2020 and September 29, 2019 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended September 27, 2020	Year Ended September 29, 2019
Property and Equipment
Furniture and Fixtures	3-5 yrs	$398	$378
Machinery and Equipment	5 yrs	3,782	3,650
Leasehold Improvements	7 yrs	276	276
Less: Accumulated Depreciation		(3,450)	(3,202)
Net Property & Equipment		$1,006	$1,102

Depreciation Expense		$248	$340

During the twelve months ended September 27, 2020, Optex Systems Holdings’ purchased $20 thousand in new furniture and fixtures and $132 thousand in machinery and equipment. During the twelve months ended September 27, 2020, there were no sales or retirements of fixed assets. During the twelve months ended September 29, 2019, Optex Systems Holdings’ purchased $143 thousand in new machinery and equipment. During the twelve months ended September 29, 2019, Optex recorded proceeds on the sale of fixed assets of $8 thousand for the sale of $14 thousand in machinery and equipment with a net book carrying value of $1 thousand generating a gain on sale of $7 thousand.

Note 6 — Accrued Expenses

The components of accrued liabilities for the years ended September 27, 2020 and September 29, 2019 are summarized below:

	Thousands
	Year Ended	Year Ended
	September 27, 2020	September 29, 2019

Deferred Rent Expense	$-	$83
Accrued Vacation	469	361
Property Taxes	113	113
Operating Expenses	323	476
Payroll & Payroll Related	172	147
Total Accrued Expenses	$1,077	$1,180

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

As of September 27, 2020, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

		(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2021 Base year lease	148	263	18	429	149
2022 Base year lease	-	22	5	27	7
Total base lease payments	$148	$285	$23	$456	$156
2022-2026 Lease option-assumed exercise(2)	-	1,312	-	1,312
Total lease payments	$148	$1,597	$23	$1,768
Imputed interest on lease payments (1)	(3)	(310)	(1)	(314)
Total Operating Lease Liability(3)	$145	$1,287	$22	$1,454

Right-of-use Asset	$126	$1,268	$22	$1,416

(1) Assumes a discount borrowing rate of 7.5%.

(2) Assumes only one of the two five-year options are exercised. The Company believes it is reasonably certain to exercise the first of the two five-year options but believes the additional five-year option falls outside of the range of reasonable predictability.

(3) Short-term and Long-term portion of Operating Lease Liability is $417 thousand and $1,037 thousand, respectively.

Total expense under both facility lease agreements for the twelve months ended September 27, 2020 was $735 thousand. Total expense under both facility lease agreements as of the twelve months ended September 29, 2019 was $700 thousand.

Total office equipment rentals included in operating expenses was $22 thousand for the twelve months ended September 27, 2020 and $15 thousand for the twelve months ended September 29, 2019.

As of September 29, 2019, there was $83 thousand in unamortized deferred rent included in accrued liabilities which was reclassed to the right of use asset on adoption of ASC842.

Note 8 — Debt Financing

Credit Facility — Avidbank

The Company amended its revolving credit facility with Avidbank pursuant to a Seventh Amendment to Amended and Restated Loan Agreement, dated as of April 5, 2018. The amended revolving maturity date was April 21, 2020. The facility provided for up to $2.2 million in financing against eligible receivables and was subject to meeting certain covenants including an asset coverage ratio test for up to twenty months. The material terms of the amended revolving credit facility were as follows:

●	The interest rate for all advances was the then in effect prime rate plus 2.5% and is subject to a minimum interest payment requirement per six-month period of $10,000.

●	Interest was paid monthly in arrears.

●	The loan period was from April 5, 2018 through April 21, 2020 at which time any outstanding advances, and accrued and unpaid interest thereon, would be due and payable.

●	The obligations of Optex Systems, Inc. to Avidbank were secured by a first lien on all of its assets (including intellectual property assets should it have any in the future) in favor of Avidbank.

●	The facility contained customary events of default. Upon the occurrence of an event of default that remained uncured after any applicable cure period, Avidbank’s commitment to make further advances would terminate, and Avidbank would also be entitled to pursue other remedies against Optex Systems, Inc. and the pledged collateral.

●	Pursuant to a guaranty executed by Optex Systems Holdings in favor of Avidbank, Optex Systems Holdings had guaranteed all obligations of Optex Systems, Inc. to Avidbank.

●	On April 21, 2018 and each anniversary thereof for so long as the Revolving Facility was in effect, the Company would pay a facility fee equal to one half of one percent (0.5%) of the Revolving Line.

●	The Company could maintain accounts at third party banks so long as the total in those other bank accounts does not exceed 20% of the total on deposit at Avidbank, and it would remit to Avidbank monthly statements for all of those accounts within 30 days of the end of each month.

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

As of September 29, 2019, the outstanding principal balance on the line of credit was $250 thousand. For the year ended September 29, 2019 the total interest expense against the outstanding line of credit balance was $23 thousand. On April 16, 2020, the Company terminated its facility with Avidbank and entered into a new facility with BBVA USA.

Credit Facility — BBVA, USA

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA (“BBVA”) The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is variable based on BBVA’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of September 27, 2020, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the BBVA facility was $377 thousand as of September 27, 2020. For the year ended September 27, 2020, the total interest expense against the outstanding line of credit balance was $19 thousand.

Note 9 — Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. As of September 29, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the twelve months ended September 27, 2020, all of the 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the twelve months ended September 27, 2020. As of September 27, 2020, there are zero stock options outstanding.

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

On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the share price of $1.85 as of June 15, 2016 is $372 thousand. The cost of the shares is amortized on a straight-line basis across the vesting periods. These restricted stock units were fully vested as of January 1, 2019.

On June 15, 2017, the Company issued 50,000 RSUs to its Applied Optics Center General Manager and new board member, Bill Bates. Pursuant to the RSU agreements the RSUs issued to Mr. Bates will vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units based on the share price of $0.95 as of June 15, 2016 is $47.5 thousand. The cost of the shares is amortized on a straight-line basis across the vesting periods. As of September 29, 2019, there were 16,500 unvested restricted stock units remaining from the June 15, 2017 issue which vested on January 1, 2020.

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

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

	Outstanding Unvested RSU’s	Wgt Average Grant Date Fair Value
Unvested as of September 30, 2018	99,000	$1.56
Granted	200,000	$1.32
Vested	(82,500)	$1.68
Unvested as of September 29, 2019	216,500	$1.29
Granted	50,000	$2.13
Vested	(84,500)	$1.25
Unvested as of September 27, 2020	182,000	$1.54

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

Restricted Shares Issued to Independent Board Members

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total fair market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company will amortize the fair market value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. As of period ended September 27, 2020, none of the restricted shares had vested.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of year ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Restricted Shares	$79	$—	$446	$—
Restricted Stock Units	118	113	188	200
Total Stock Compensation	$197	$113	$634	$200

The unrecognized compensation expense for restricted shares and restricted stock units is expected to be recognized over a weighted-average period of 4.25 years and 1.67 years, respectively.

Note 10 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended September 29, 2019 and September 30, 2018, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2 year vesting requirement. The Company’s contribution expense for the fiscal years ended September 27, 2020 and September 29, 2019 were $165 thousand and $153 thousand, respectively.

Note 11 — Stockholders Equity

Dividends

There were no dividends declared or paid during the twelve months ended September 27, 2020 and September 29, 2019.

Common stock

During the twelve months ended September 29, 2019, there were 55,565 common shares issued, net of tax withholding, in settlement of 82,500 restricted stock units which vested on January 1, 2019. On June 12, 2019, we issued 47,504 common shares for the exercise of 47,504 warrants at an exercise price of $1.50 per share.

During the twelve months ended September 27, 2020, there were 59,447 common shares issued, net of tax withholding, in settlement of 84,500 restricted stock units which vested on January 1 2020. On April 30, 2020, there were 300,000 restricted shares issued to independent board members. There were no other issuances of common stock during the twelve months ended September 29, 2019.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the twelve months ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. The shares have been returned to the Treasury. A summary of the purchases under the plan follows:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value that may yet be purchased under the plan
May 24, 2020 through June 28, 2020	34,243	$1.84	34,243	$936,857
June 29, 2020 through July 26, 2020	6,806	$1.89	6,806	923,994
July 27, 2020 through August 23, 2020	10,688	$1.96	10,688	903,062
August 23, 2020 through September 27, 2020	53,996	$1.90	53,996	800,397

Total shares repurchased as of period ended September 27, 2020	105,733	$1.89	105,733	$800,397

Plan announced on June 8, 2020 for purchases up to $1 million at prevailing market prices.

As of September 29, 2019, and September 27, 2020, the total outstanding common shares were 8,436,422 and 8,690,136, respectively. As of and September 27, 2020, there are 105,733 shares held in Treasury Stock. From September 28 through December 10, 2020 the company has repurchased 170,408 shares for $347 thousand dollars.

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

As of September 30, 2018, there were 4,260,785 warrants outstanding. During the twelve months ended September 29, 2019, 47,504 of the warrants were exercised. On June 26, 2019, the Company repurchased 88,081 warrants at $0.85 per warrant for a total transaction cost of $74,869. During the twelve months ended September 27, 2020, there were zero warrants exercised or repurchased. As of September 27, 2020, there were 4,125,200 outstanding warrants remaining.

Note 12 — Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016, and on or prior to the close of business on August 26, 2021. The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations.

The fair value of the warrant liabilities presented below were measured using either a BSM valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

	Issuance date	Period ended	Period ended	Period ended	Period ended
Valuation Assumptions	August 26, 2016	October 1, 2017	September 30, 2018	September 29, 2019	September 27, 2020
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.71	$1.56	$1.96
Interest Rate (annual) (3)	1.23%	1.62%	2.88%	1.63%	0.12%
Volatility (annual) (4)	246.44%	179.36%	64.05%	53.66%	51.67%
Time to Maturity (Years)	5	3.9	2.9	1.9	0.9
Calculated fair value per share	$0.93	$0.87	$0.82	$0.49	$0.62

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ending date.

(3) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.

(4) Based on the historical daily volatility of Optex Systems Holdings, Inc. as of each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/30/2018	4,260,785	$0.82	$3,500
Reclassification to additional paid in capital upon exercise of warrants(1)	(47,504)		(48)
Warrant buyback and cancellation(2)	(88,081)		(72)
Gain on Change in Fair Value of Warrant Liability			(1,344)
Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Loss on Change in Fair Value of Warrant Liability			508
Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544

(1)	Exercise of warrants for gross proceeds of $72 thousand and a warrant liability fair market value of $48 thousand as of the exercise date.

(2)	Buyback of 88,081 warrants at $0.85 per warrant for a total consideration of ($75) thousand and a warrant liability fair market value of $72 thousand.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Note 13 — Income Taxes

The income tax provision for the years ended September 27, 2020 and September 29, 2019 include the following:

	(Thousands)
	2020	2019
Current income tax expense:
Current year federal income tax	$403	$279
Prior year tax adjustment	(59)	(15)
	344	264
Deferred income tax provision (benefit):
Federal	187	(1,414)

Provision for (Benefit from) income taxes, net	$531	$(1,150)

As of September 27, 2020, Optex Systems Inc. has a net carrying value of $1.2 million in deferred tax assets represented by deferred tax assets of $2.2 million and a deferred tax asset valuation allowance of ($1.0) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. Due to historical losses, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of September 27, 2020, and September 29, 2019, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending. In the twelve months ended December 29, 2019, The Company released $1.8 million against the valuation allowance which resulted in the recognition of a tax benefit. During the twelve months ended September 27, 2020, we recognized an additional $0.05 million in tax benefits from the deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The income tax provision for Optex Systems as of September 27, 2020 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2020	%	2019	%

Tax provision (benefit) at statutory federal rate	$495	21	$949	21
Nondeductible expenses	108	5	(281)	(6)
Other	35	1	79	2
Prior year federal income tax adjustment	(59)	(2)	(15)	-
Change in deferred tax valuation allowance	(48)	(2)	(1,882)	(42)
Provision for (benefit from) income taxes, net	$531	23	$(1,150)	(25)

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of September 27, 2020	As of September 29, 2019

Stock Compensation	$64	$88
Inventory Reserve	119	150
Unicap	31	39
Deferred Compensation	39	31
Fixed assets	(18)	(13)
Goodwill Amortization	299	398
Intangible Asset Amortization	170	226
Net Operating Losses	1,362	1,407
Other	124	99
Subtotal	$2,190	$2,425
Valuation allowance	(963)	(1,011)
Net deferred asset (liability)	$1,227	$1,414

The Company has a net loss carryforward of $6.5 million as of September 27, 2020 as compared to a net loss carryforward of $6.7 million as of September 29, 2019. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the company may only realize $2.6 million of the current net operating loss carryforward for a net tax benefit of $0.6 million over the next sixteen years.

As the result of the application of the FASB ASC 740-10, Optex Systems Holdings has no unrecognized tax benefits. By statute, the tax years ended in September 30, 2020, September 29, 2019 and September 30, 2018 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

During the twelve months ended September 30, 2020 the Company paid $289 thousand in income taxes, and has a net tax refund due related to the fiscal year 2020 tax year of ($20) thousand included in prepaid expenses. During the twelve months ended September 29, 2019 the Company paid $360 thousand in income taxes, and had a net tax refund due related to the fiscal year 2019 tax year of ($75) thousand included in prepaid expenses. There were additional tax adjustments of $59 thousand due to changes from the provisional 2019 rates as compared to the federal income tax report associated with research and development tax credits and other adjustments.

Note 14 — Subsequent Events

We entered into an updated employment agreement with Danny Schoening dated October 15, 2020. The term of the agreement commenced as of October 15, 2020 and the current term ends on November 30, 2021. Mr. Schoening’s base salary continues to be $284,645 per annum. Mr. Schoening will be eligible for a performance bonus which is based upon a rolling three-year operating plan adopted by our Board of Directors. The bonus will be tied to operating metrics decided by our board against the three-year plan, and such metrics will be decided annually and tie to the three-year plan. The target bonus equates to 30% of Mr. Schoening’s base salary. Our board will have discretion to alter the performance bonus upward or downward by 20% based on its good faith discretion.

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Mr. Schoening for good reason (including breach by us of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening shall be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by us without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months’ base salary in effect.

As of December 10, 2020, there have been a total of 276,141 shares repurchased pursuant to the stock repurchase plan announced on June 8, 2020 for a total of $547 thousand. From September 28, 2020 through December 10, 2020 the company repurchased 170,408 shares for $347 thousand dollars.

On December 15, 2020, the Company’s Board of Directors approved executive bonuses for Danny Schoening, CEO, of $48 thousand to be paid in January, 2021, and Karen Hawkins, CFO, of $37 thousand to be paid in December 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 27, 2020, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 27, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the year ended September 27, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 27, 2020. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 27, 2020. We have thus concluded that our internal control over financial reporting was effective as of September 27, 2020.

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

On November 4, 2019, the Board of Directors of Optex Systems Holdings, Inc. (the “Company”) appointed three new directors: Larry Hagenbuch, Dale Lehmann and Rimmy Malhotra, all of whom have been qualified as independent as defined under Nasdaq Listing Rules by the Board. All three new independent directors are compensated in accordance with the Company’s non-employee director compensation policies. Larry Hagenbuch serves as the Audit Committee Chair and Rimmy Malhotra serves as the Compensation Committee Chair. Bill Bates and Karen Hawkins have resigned as directors of the Company in order to enable the Company to have this reconstituted Board comprised of a majority of independent directors. David Kittay also resigned from the Company’s Board and Audit Committee to pursue other business interests.

As of December 10, 2020, our board of directors consists of four directors which includes three independent directors and one non-independent directors as discussed below.

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

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position

Danny Schoening(4)	56	Chairman and Director, Chief Executive Officer, Chief Operating Officer
Karen L. Hawkins(1)	55	Chief Financial Officer (resigned as Director on November 4, 2019)
Larry Hagenbuch(3)	54	Director, Audit Committee Chair (appointed November 4, 2019)
Dale Lehmann(3)	62	Director (appointed November 4, 2019)
Rimmy Malhotra(3)	45	Director, Compensation Committee Chair (appointed November 4, 2019)
Billy Bates(2)	58	General Manager, Applied Optics Center, (resigned as Director on November 4, 2019)

(1)	Effective June 9, 2017, Karen Hawkins, Chief Financial Officer and was appointed as a Director. Ms. Hawkins stepped down from the board on November 4, 2019 to enable the appointment of new independent board members.

(2)	Billy Bates was appointed as a Director on June 9, 2017. Mr. Bates stepped down from the board on November 4, 2019 to enable the appointment of new independent board members.

(3)	Appointed to the board as a director effective as of November 4, 2019 as independent directors as such term is defined under NASDAQ Listing Rule 5605(b)(2) and Exchange Act Rule 10A-3.
(4)	Danny Schoening has served as COO since 2009 and CEO and Director since 2013 and has served as Chairman of the board since June 9, 2017.

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

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held 4 meetings (including special meetings) and took action by unanimous written consent 2 times during our fiscal year ended September 27, 2020.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
	2020	$284,645	$74,719	$110,670	$-	$-	$470,034
Danny Schoening,	2019	279,504	76,216	73,740	-	-	429,460
CEO & Board Chairman	2018	262,417	152,432	93,000	4,273	-	512,122

	2020	$205,425	$53,924	$36,890	$-	$-	$296,239
Karen Hawkins	2019	201,537	55,691	24,580	-	-	281,808
CFO & Board Director	2018	188,055	55,691	31,000	2,137	-	276,883

	2020	$150,834	$22,236	$35,805	$-	$-	$208,875
Bill Bates	2019	148,269	28,561	15,675	$-	-	192,505
AOC GM & Board Director	2018	140,220	28,044	19,210	-	-	187,474

Stanley A. Hirschman,	2018	$-	$-	$-	$2,137	$-	$2,137
President, resigned (3)

(1)	The amounts in the “Option awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during fiscal 2014 through fiscal 2016, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see note 10 to our fiscal 2014 audited financial statements.

(2)	On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the shares price of $1.85 as of June 15, 2016 is $372 thousand. The restricted stock units were fully vested on January 1, 2019. On June 15, 2017, the Company issued 50,000 RSUs to its General Manager (Applied Optical Products). The RSUs issued to Mr. Bates vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units granted to Mr. Bates based on the shares price of $0.95 as of June 15, 2017 is $47.5 thousand. On January 2, 2019, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2020, 33% on January 1, 2021 and 33% on January 1, 2022. The total market value of the restricted stock units based on the shares price of $1.32 as of January 2, 2019 is $264 thousand. The cost of the shares is amortized on a straight line basis across the vesting periods. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer during the fiscal years, as required by FASB ASC 718 (prior authoritative literature SFAS 123(R), disregarding any estimates for forfeitures relating to service-based vesting conditions.

(3)	Stanley Hirschman retired as our President as of July 20, 2017 and resigned as a director effective on November 4, 2015.

Option Grants in Last Fiscal Year

There were no Option Grants during the twelve months ended September 27, 2020 or September 29, 2019.

Employment Agreements - Danny Schoening

We entered into an employment agreement with Danny Schoening dated December 1, 2008. The term of the agreement commenced as of December 1, 2008 and the current term has automatically renewed through December 1, 2020. The term of the agreement shall be automatically extended for successive 18-month periods, unless we shall provide a written notice of termination at least ninety (90) days, or Mr. Schoening shall provide a written notice of termination at least 90 days, prior to the end of the initial term or any extended term, as applicable.

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

We entered into an updated employment agreement with Danny Schoening dated October 15, 2020. The term of the agreement commenced as of October 15, 2020 and the current term ends on November 30, 2021. Mr. Schoening’s base salary continues to be $284,645 per annum. Mr. Schoening will be eligible for a performance bonus which is based upon a rolling three-year operating plan adopted by our Board of Directors. The bonus will be tied to operating metrics decided by our board against the three-year plan, and such metrics will be decided annually and tie to the three-year plan. The target bonus equates to 30% of Mr. Schoening’s base salary. Our board will have discretion to alter the performance bonus upward or downward by 20% based on its good faith discretion.

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Mr. Schoening for good reason (including breach by us of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening shall be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by us without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid six months’ base salary in effect.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $48.9 thousand awarded to Danny Schoening for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Danny Schoening, CEO.

●	On June 9, 2017, through Unanimous Written Consent, our Board of Directors approved an amendment to Danny Schoening’s employment agreement to increase his annual bonus from a maximum of 30% to 60% of his base salary.

●	On December 19, 2017, our Board of Directors approved a bonus payment of 60% of the base salary, or $152.4 thousand for 2017 performance.

●	On November 20, 2018, the Company’s Board of Directors approved a 30% bonus payable in December 2018, an 8% salary increase as of January 1, 2019 and the issuance of 150,000 restricted stock units with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The base salary effective as of January 1, 2019 is $284,645.

●	On November 19, 2019, the Company’s Board of Directors approved an executive bonus for Danny Schoening, CEO of $75 thousand to be paid December 2019.

●	On December 15, 2020, the Company’s Board of Directors approved an executive bonus for Danny Schoening, CEO of $48 thousand to be paid January 2021.

Karen Hawkins

On August 4, 2016, our Board of Directors approved an employment agreement for Karen Hawkins, Chief Financial Officer, dated as of August 1, 2016. This agreement has the following salient terms:

●	The term of the agreement commenced on August 1, 2016 and expires on January 31, 2018 and automatically renews for subsequent 18-month periods unless Ms. Hawkins or we give notice of termination at least 90 days before the end of the term then in effect. As of July 31, 2019, the contract automatically renewed to January 31, 2021.

●	On each subsequent renewal date of the commencement of employment, Hawkins’ base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine and Ms. Hawkins is entitled to annual bonuses of up to 30% of her base salary as approved by the Board.

●	Ms. Hawkins is entitled to 15 days’ vacation and all other benefits accorded to our other senior executives.

●	The employment agreement events of termination consist of: (i) death of Ms. Hawkins; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Ms. Hawkins, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Ms. Hawkins for good reason (including breach by us of its obligations under the agreement, the requirement for Ms. Hawkins to move more than 100 miles away for her employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death of Ms. Hawkins, Ms. Hawkins shall be paid salary and bonus earned through the date of termination. For a termination by us without cause or by Ms. Hawkins with good reason, Ms. Hawkins shall also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

●	On November 4, 2016, our Board of Directors Compensation Committee held a meeting and approved a bonus payment of $35.7 thousand awarded to Karen Hawkins for 2016 performance.

●	On March 31, 2017, our Board of Directors Compensation Committee held a meeting and approved a base salary increase of 4% for Karen Hawkins, CFO.

●	On December 19, 2017, our Board of Directors approved a bonus payment of 30% of the base salary, or $55.7 thousand for 2017 performance.

●	On November 20, 2018 the Company’s board of directors approved a 30% bonus payable in December 2018, or $55.7 thousand, and an 8% salary increase as of January 1, 2019, and the issuance of 50,000 restricted stock units with a January 2, 2019 grant date, vesting as of January 1 each year subsequent to the grant date over a three year period at a rate of 34% in year one, and 33% each year thereafter. The base salary effective as of January 1, 2019 is $205,425.

●	On November 19, 2019, the Company’s Board of Directors approved an executive bonus for Karen Hawkins, CFO of $54 thousand to be paid in December 2019.

●	On December 15, 2020, the Company’s Board of Directors approved an executive bonus for Karen Hawkins, CFO of $37 thousand to be paid in December 2020.

We do not have any other employment agreements with our executive officers and directors.

Equity Compensation Plan Information

We currently have an option compensation plan covering the issuance of both incentive and non-statutory options, determined at the time of grant, for the purchase of up to 75,000 shares, which was increased from 50,000 shares on December 19, 2013. The purpose of the Plan is to assist us in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other employees of us and our subsidiaries, and directors and consultants of us and our subsidiaries, to achieve long-term corporate objectives. On December 19, 2013, the Board of Directors authorized the grant of 20,000 options to three board members and a grant of 5,000 to an officer. There are 75,000, shares of common stock reserved for issuance under this Plan.

As of September 29, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the twelve months ended September 27, 2020, all 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the twelve months ended September 27, 2020. As of September 27, 2020, there are zero stock options outstanding.

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

On January 2, 2018 the Company issued 55,902 common shares related to the vesting of 83,000 restricted stock units on January 1, 2018. The shares issued were net of 27,098 common shares withheld for employee federal income tax requirements.

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

As of September 27, 2020, there are 182,000 outstanding unvested restricted stock units remaining to vest, of which 83,000 will vest as of January 1, 2020 and the remaining 99,000 will vest on January 1, 2021 and January 1, 2022 and January 1, 2023.

Restricted Shares Issued to Independent Board Members

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company will amortize the fair market value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. As of period ended September 27, 2020, none of the restricted shares had vested.

Consulting and Vendor Equity Compensation

There was no equity compensation to consultants or vendors during the years ended September 27, 2020 or September 29, 2019.

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended September 27, 2020.

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

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended September 27, 2020.

Fees Earned or
Name	Paid in Cash ($)(1)
Rimmy Malhotra	$30,667
Larry Hagenbuch	30,667
Dale Lehmann	30,667
Danny Schoening	-

(1)	Director fees paid quarterly from October 2019 through September 2020.

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

With the exception of Danny Schoening, our directors are compensated separately for service as independent members of our board of directors.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 10, 2020, we had 8,519,728 shares of common stock outstanding, 4,125,200 warrants, and 182,000 granted and unvested restricted stock units. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 10, 2020, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group (not noting our three new directors who have not yet been issued any stock or options which have vested); and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of December 10, 2020 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Gate City Capital Management LLC (1)	1,417,518	16.5%
	Ephraim Fields (2)	1,179,174	13.7%

Directors and Officers:	Danny Schoening (3)	854,006	9.9%
	Karen Hawkins (4)	244,536	2.8%
	Bill Bates (5)	51,171	0.6%

Directors and officers as a group (3 Individuals) (6)		1,149,713	13.4%

1	Represents 1,320,609 common shares reported as held by Gate City Capital Management LLC, 70 West Madison Street, Suite 1400 Chicago, IL 60602 on SEC schedule 13G/A (filed on February 13, 2019).

2	Represents 1,179,174 common shares reported as held by Ephraim Fields (c/o Echo Lake Capital) located at 501 Madison Avenue, Floor 12A New York, NY 10022 on SEC schedule 13D (filed on October 3, 2019).

3	Includes common shares held of 796,206, restricted stock units of 49,500 expected to vest on January 1, 2021, and 8,300 warrants.

4	Represents common shares held of 228,036 and restricted stock units of 16,500 expected to vest on January 1, 2021.

5	Represents common shares held of 34,171 and restricted stock units of 17,000 expected to vest on January 1, 2021.

6	Represents common shares, options, and warrants held by Danny Schoening, Karen Hawkins, and Bill Bates.

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

Item 14 Principal Accountant Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended September 27, 2020 and September 29, 2019, respectively.

Fee Category	2020	2019
Audit Fees (1)	$89,802	$75,650

Audit-Related Fees-registration statement consents (2)	-	5,000

Tax Fees	7,613	7,300

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended September 27, 2020 and September 29, 2019, respectively.

(2)	Fees paid in related to consent for S-1 registration statement and procedures associated with SEC comment letter for S-1 registration statement.

Item 15 Exhibits

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended, of Optex Systems Holdings, Inc(2).

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(26).

4.1	Certificate of Powers, Designations, Preferences and Rights of the Series B Preferred Stock of Optex Systems Holdings, Inc. dated March 26, 2015(23).

4.2	Form of Warrant for Offering(25)

4.3	Form of Underwriter Warrant for Offering(25)

4.4	Certificate of Designation of Series C Convertible Preferred Stock(29)

10.1	2009 Stock Option Plan(1).

10.2	Employment Agreement with Danny Schoening(1).

10.3	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.4	Form of Warrant(3)

10.5	Specimen Stock Certificate(3)

10.6	Contract W52H0905D0248 with Tank-automotive and Armaments Command, dated August 19, 2005(5)(6)

10.7	Contract W52H0909D0128 with Tank-automotive and Armaments Command, dated March 24, 2009(5)

10.8	Contract W52H0905D0260 with Tank-automotive and Armaments Command, dated August 3, 2005(5)(6)

10.9	PO# 40050551 with General Dynamics, dated June 8, 2009(5)(6)

10.10	Contract 9726800650 with General Dynamics, dated April 9, 2007(5)(6)

10.11	Form of Subscription Agreement(4)

Exhibit No.	Description
10.12	Single Source Supplier Purchase Orders with TSP Inc.(5)

10.13	Single Source Supplier Purchase Orders with SWS Trimac(5)

10.14	Since Source Supplier Purchase Orders with Danaher Controls(5)

10.15	Single Source Supplier Purchase Orders with Spartech Polycast(5)

10.16	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010 (5)

10.17	$250,000 principal amount Note in favor of the Longview Fund, L.P., dated October 27, 2009(9)

10.18	Investor Relations Agreement, dated April 1, 2009 between Optex Systems and American Capital Ventures, Inc.(9)

10.19	Form of Loan and Security Agreement between Optex Systems, Inc. and Peninsula Bank Business Funding, dated March 4, 2010(5)

10.20	Form of Unconditional Guaranty executed by Optex Systems Holdings, Inc. in favor of Peninsula Bank Business Funding, dated March 4, 2010(5)

10.21	Form of Warrant issued by Optex Systems Holdings, Inc. to Peninsula Bank Business Funding, dated March 4, 2010(5)

10.22	Allonge to Promissory Note, dated January 5, 2010(9)

10.23	Showcase Agreement between Optex Systems, Inc. and ECON Corporate Services, Inc., dated April 1, 2009(9)

10.24	Consulting Agreement dated June 29, 2009, between ZA Consulting, Inc. and Optex Systems, Inc.(9)

10.25	Purchase Order dated June 28, 2010 with TACOM-Warren(7)

10.26	First Amendment to Loan and Security Agreement, dated August 3, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(8)

10.27	Waiver by Peninsula Bank Business Funding to Optex Systems, Inc., dated November 24, 2010(10)

10.28	Second Amendment to Loan and Security Agreement, dated November 29, 2010, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(10)

10.29	Third Amendment to Loan and Security Agreement, dated February 15, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(11)

10.30	Fourth Amendment to Loan and Security Agreement, dated March 22, 2011, by and between Peninsula Bank Business Funding and Optex Systems, Inc.(12)

10.31	Waiver of Series A preferred shareholders(14)

10.32	Form of Subscription Agreement(15)

Exhibit No.	Description
10.33	PO# SPRDL1-12-C-0023 with DLA Land-Warren, dated October 24, 2011(16)

10.34	Agreement with GDLS-Canada, dated as of November 3, 2011(19)

10.35	Amendment to 2009 Stock Option Plan(17)

10.36	Amendment to the Articles of Incorporation(18)

10.37	Amendment to Credit Facility with Avidbank(20)

10.38	Purchase Agreement dated November 3, 2014(21)

10.39	Assignment of Lease dated October 30, 2014(21)

10.40	Form of Subscription Agreement(22)

10.41	Form of Convertible Note(22)

10.42	Form of Registration Rights Agreement(22)

10.43	Form of Make Whole Agreement(22)

10.44	Supply Agreement, dated May 26, 2015, between Optex Systems Holding, Inc. and Nightforce Optics, Inc.(24)

10.45	First Amendment to Amended and Restated Loan Agreement with Avidbank(26)

10.46	Restricted Stock Unit Plan(27)

10.47	Form of RSU Agreement(27)

10.48	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(25)

10.49	Form of Lease(30)

10.50	Form of Letter of Credit(30)

10.51	Form of Second Amendment to Loan Agreement(30)

10.52	Form of Stock Repurchase Agreement(31)

10.53	Form of Note Satisfaction Agreement(32)

10.54	Form of Stock Purchase Agreement(32)

10.55	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(33)

10.56 10.57	Amendment to AvidBank Facility dated April 5, 2018(34) Employment Agreement with Danny Schoening, dated October 15, 2020 (35)

14.1	Code of Ethics(3)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on September 28, 2009
(3)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(4)	Incorporated by reference from our Form 10-K for the fiscal year ended September 27, 2009, filed on January 11, 2010
(5)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(6)	This exhibit is missing part of the original bid/solicitation package as such information can only be obtained from third parties with which the registrant has no affiliation, and registrant has made requests from such third parties for such information, and such parties have not been able to provide such information.
(7)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2010
(8)	Incorporated by reference from our Form 10-Q for the quarter ended on June 27, 2010, filed on September 11, 2010
(9)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on September 3, 2010
(10)	Incorporated by reference from our Amendment No. 20 to Registration Statement on Form S-1 filed on January 13, 2011
(11)	Incorporated by reference from our Form 10-Q for the quarter ended on January 2, 2011, filed on February 16, 2011
(12)	Incorporated by reference from our Current Report on Form 8-K filed on March 28, 2011
(13)	Intentionally left blank
(14)	Incorporated by reference from our Form S-1 filed on August 1, 2011

(15)	Incorporated by reference from our Form S-1 filed on September 2, 2011
(16)	Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2011
(17)	Incorporated by reference from our Form 10-K filed on December 27, 2011
(18)	Incorporated by reference from our Amendment No. 5 to Registration Statement on Form S-1 filed on January 27, 2012
(19)	Incorporated by reference from our Form 10-K/A for the year ended September 30, 2018, filed on March 27, 2012
(20)	Incorporated by reference from our Form 10-Q for the quarter ended on April 1, 2012, filed on May 15, 2012
(21)	Incorporated by reference from our Current Report on Form 8-K, dated November 7, 2014
(22)	Incorporated by reference from our Current Report on Form 8-K, dated November 18, 2014
(23)	Incorporated by reference from our Current Report on Form 8-K, dated April 1, 2015
(24)	Incorporated by reference from our Current Report on Form 8-K, dated July 13, 2015
(25)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 28, 2016
(27)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016
(28)	Intentionally omitted.
(29)	Incorporated by reference from our Amendment No. 5 to Form S-1, filed on August 22, 2016
(30)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016
(31)	Incorporated by reference from our Current Report on Form 8-K, filed on May 1, 2017
(32)	Incorporated by reference from our Current Report on Form 8-K, filed on June 15, 2017
(33)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017
(34)	Incorporated by reference from our Current Report on Form 8-K, dated April 11, 2018
(35)	Incorporated by reference from our Current Report on For 8-K, dated October 21, 2020

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 17, 2020

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 17, 2020

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 17, 2020

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 17, 2020

/s/ Larry Hagenbuch
Larry Hagenbuch	Director and Audit Committee Chair	December 17, 2020

/s/ Rimmy Malhotra
Rimmy Malhotra	Director and Compensation Committee Chair	December 17, 2020

/s/ Dale Lehmann
Dale Lehmann	Director	December 17, 2020

