Form 10-Q
period 2020-12-27
Optex Systems Holdings Inc
filed 2021-02-12
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2020

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
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2021: 8,473,285 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 27, 2020

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 27, 2020

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 27, 2020 (UNAUDITED) AND SEPTEMBER 27, 2020	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 27, 2020 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 29, 2019 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 27, 2020 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED DECEMBER 27, 2020 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 29, 2019 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	December 27, 2020	September 27, 2020
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$4,627	$4,700
Accounts Receivable, Net	2,138	2,953
Inventory, Net	9,348	8,791
Prepaid Expenses	167	229

Current Assets	16,280	16,673

Property and Equipment, Net	1,024	1,006

Other Assets
Deferred Tax Asset	1,211	1,227
Right-of-use Asset	1,312	1,416
Security Deposits	23	23

Other Assets	2,546	2,666

Total Assets	$19,850	$20,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$844	$833
Operating Lease Liability	345	417
Accrued Expenses	1,022	1,077
Warrant Liability	1,517	2,544
Accrued Warranty Costs	49	83
Customer Advance Deposits	-	1

Current Liabilities	3,777	4,955

Other Liabilities
Credit Facility - Long Term	377	377
Operating Lease Liability, net of current portion	991	1,037

Other Liabilities	1,368	1,414
Total Liabilities	5,145	6,369

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,795,869 and 8,795,869 shares issued, and 8,481,544 and 8,690,136 outstanding, respectively)	9	9
Treasury Stock (at cost, 314,325 shares and 105,733 shares held, respectively)	(615)	(200)
Additional Paid in capital	26,333	26,276
Accumulated Deficit	(11,022)	(12,109)

Stockholders’ Equity	14,705	13,976

Total Liabilities and Stockholders’ Equity	$19,850	$20,345

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	December 27, 2020	December 29, 2019

Revenue	$4,471	$5,887

Cost of Sales	3,636	4,420

Gross Margin	835	1,467

General and Administrative Expense	756	749

Operating Income	79	718

Gain (Loss) on Change in Fair Value of Warrants	1,027	(1,251)

Interest Expense	(3)	(5)
Other Income (Expense)	1,024	(1,256)

Income (Loss) Before Taxes	1,103	(538)

Income Tax Expense, net	$16	$141

Net Income (Loss)	$1,087	$(679)
Deemed dividends on participating securities	(361)	-
Net income (loss) applicable to common shareholders	$726	$(679)
Basic income (loss) per share	$0.09	$(0.08)

Weighted Average Common Shares Outstanding - basic	8,299,278	8,436,422

Diluted income (loss) per share	$0.09	$(0.08)

Weighted Average Common Shares Outstanding - diluted	8,488,042	8,436,422

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended
	December 27, 2020	December 29, 2019

Cash Flows from Operating Activities:
Net Income (Loss)	$1,087	$(679)

Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation and Amortization	63	66
Loss (Gain) on Change in Fair Value of Warrants	(1,027)	1,251
Stock Compensation Expense	57	26
Deferred Tax	16	73
Accounts Receivable	815	377
Inventory	(557)	(121)
Prepaid Expenses	62	140
Leases	(14)	(10)
Accounts Payable and Accrued Expenses	(44)	(855)
Accrued Warranty Costs	(34)	29
Customer Advance Deposits	(1)	(3)
Total Adjustments	(664)	973
Net Cash provided by Operating Activities	423	294

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(81)	(29)
Net Cash used in Investing Activities	(81)	(29)

Cash Flows provided by (used in) Financing Activities
Borrowings from Credit Facility	-	350
Stock Repurchase	(415)	-

Net Cash provided by (used in) Financing Activities	(415)	350

Net Increase (Decrease) in Cash and Cash Equivalents	(73)	615
Cash and Cash Equivalents at Beginning of Period	4,700	1,068
Cash and Cash Equivalents at End of Period	$4,627	$1,683

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$-	$1,811
Operating Lease Liabilities	-	(1,894)

Cash Transactions:
Cash Paid for Interest	3	5

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Three months ended December 27, 2020
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976
Stock Compensation Expense	-	-	-	-	57	-	57
Common Stock Repurchase (1)	-	208,592	-	(415)	-	-	(415)
Net income	-	-	-	-	-	1,087	1,087

Balance at December 27, 2020	8,795,869	314,325	$9	$(615)	$26,333	$(11,022)	$14,705

	Three months ended December 29, 2019
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 29, 2019	8,436,422	-	$8	$-	$26,134	$(13,934)	12,208
Stock Compensation Expense	-	-	-		26	-	26
Net loss	-	-	-		-	(679)	(679)

Balance at December 29, 2019	8,436,422	-	$8	$-	$26,160	$(14,613)	$11,555

(1)	Common shares repurchased in the open market between September 28, 2020 and December 27, 2020 and held in treasury stock using the cost method.

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 32%, four major U.S. defense contractors, 27%, and 10% and 9% and 9%, and all other customers, 13%. Approximately 88% of the total company revenue is generated from domestic customers and 12% is derived from a Canadian customer. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 27, 2020, Optex Systems Holdings operated with 98 full-time equivalent employees.

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

During the fiscal year 2020, we experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a Covid-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 25-30% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to nine months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three to six months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force and employee compensation. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first quarter of fiscal year 2021.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 27, 2020 and other reports filed with the SEC.

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

Inventory: As of December 27, 2020, and September 27, 2020, inventory included:

	(Thousands)
	December 27, 2020	September 27, 2020
Raw Material	$5,300	$5,506
Work in Process	3,940	3,214
Finished Goods	675	638
Gross Inventory	$9,915	$9,358
Less: Inventory Reserves	(567)	(567)
Net Inventory	$9,348	$8,791

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended December 27, 2020 are derived from revenues of U.S. government agencies: 23%, three major U.S. defense contractors: 30%, 18% and 11%, and all other customers: 18%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and its long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of December 27, 2020, and September 27, 2020, the Company had warranty reserve balances of $49 thousand and $83 thousand, respectively.

	Three months ended
	December 27, 2020	December 29, 2019
Beginning balance	$83	$46

Incurred costs for warranties satisfied during the period	(43)	-

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	4	20
Change in estimate for pre-existing warranty liabilities (2)	5	9
Warranty Expense	9	29

Ending balance	$49	$75

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three-year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three months ended December 27, 2020 and December 29, 2019, there was $120 thousand and $113 thousand in service contract revenue recognized over time.

During the three-month periods ended December 27, 2020 and December 29, 2019, there was $1 thousand and $3 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of December 27, 2020, there are no customer deposit liabilities. As of the three months ended December 27, 2020, there are no sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of December 27, 2020, Optex Systems, Inc. has a deferred tax asset valuation allowance of $1.0 million against deferred tax assets of $2.2 million, as compared to a valuation allowance of $1.2 million against deferred tax assets of $2.4 million as of September 27, 2020. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. During the three months ended December 27, 2020, our deferred tax assets decreased by ($0.2) million related to current year tax adjustments for amortization expenses.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our outstanding warrants are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three months ended December 27, 2020, there were no declared dividends and $361 thousand in allocated undistributed earnings attributable to the participating warrants, respectively. During the three months ended December 29, 2019, there were no declared dividends, and zero in undistributed earnings attributable to participating warrants due to a net loss for the period.

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

For the three months ended December 27, 2020, 182,000 unvested restricted stock units and 300,000 shares of unvested restricted stock (which convert 188,764 incremental shares) were included in the diluted earnings per share calculation and 4,125,200 warrants (which convert to 984,185 incremental shares) were excluded from the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings. For three months ended December 29, 2019, 4,125,200 warrants and 216,500 unvested restricted stock units were excluded from the diluted earnings per share calculation due to the antidilutive effect of the net loss and undistributed earnings.

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 83% domestic military customers and 17% foreign military customers. For the three months ending December 27, 2020, the Optex segment revenue is derived from the U.S. government, 32%, and two major U.S. defense contractors representing 21% and 10%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 27, 2020, the Richardson facility operated with 62 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 14% and military sales to prime and subcontracted customers represent 86% of the external segment revenue. Approximately 80% of the AOC revenue is derived from external customers and approximately 20% is related to intersegment sales to Optex Systems in support of military contracts. For the three months ended December 27, 2020, the AOC segment revenue from three major defense contractors represents approximately 9%, 9% and 6% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 27, 2020, AOC operated with 36 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended December 27, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,029	$1,442	$-	$4,471
Intersegment revenues	-	366	(366)	-
Total Revenue	$3,029	$1,808	$(366)	$4,471

Interest expense	$-	$-	$3	$3

Depreciation and Amortization	$11	$52	$-	$63

Income before taxes	$213	$(77)	$967	$1,103

Other significant noncash items:
Allocated home office expense	$(200)	$200	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,027)	$(1,027)
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$9	$-	$9

Segment Assets	$13,985	$5,865	$-	$19,850
Expenditures for segment assets	$20	$61	$-	$81

	Reportable Segment Financial Information (thousands)
	Three months ended December 29, 2019
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,644	$2,243	$-	$5,887
Intersegment revenues	-	373	(373)	-
Total Revenue	$3,644	$2,616	$(373)	$5,887

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$6	$60	$-	$66

Loss before taxes	$(3,037)	$1,291	$1,208	$(538)

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Loss on change in fair value of warrants	$-	$-	$1,251	$1,251
Stock option compensation expense	$-	$-	$26	$26
Warranty Expense	$-	$29	$-	$29

Segment Assets	$12,293	$7,087	$-	$19,380
Expenditures for segment assets	$13	$16	$-	$29

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, as well as certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space and expires March 31, 2021. The monthly base rent was $23.0 thousand through December 29, 2019 with annual rental payment inflationary increases between 3.4% and 4.8% occurring April 1, each year. The monthly rent includes approximately $11 thousand for additional Common Area Maintenance (CAM) fees and taxes, to be adjusted annually based on actual expenses incurred by the landlord.

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

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021.

As of December 27, 2020, the remaining minimum lease and estimated CAM payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2021 Base year lease	74	197	14	285	95
2022 Base year lease	-	22	4	26	7
Total base lease payments	$74	$219	$18	$311	$102
2022-2026 Lease option-assumed exercise(2)	-	1,312	-	1,312
Total lease payments	$74	$1,531	$18	$1,623
Imputed interest on lease payments (1)	(1)	(286)	-	(287)
Total Operating Lease Liability(3)	$73	$1,245	$18	$1,336

Right-of-use Asset	$64	$1,230	$18	$1,312

(1) Assumes a discount borrowing rate of 7.5%.

(2) Assumes only one of the two five year options are exercised. The Company believes it is reasonably certain to exercise the first of the two 5-year options but believes the additional 5-year option falls outside of the range of reasonable predictability. See also Note 9, “Subsequent Events’.

(3) Short-term and Long-term portion of Operating Lease Liability is $345 thousand and $991 thousand, respectively.

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended December 27, 2020 and December 29, 2019 was $178 thousand and $175 thousand, respectively. Total office equipment rentals included in operating expenses was $5 thousand for the three months ended December 27, 2020 and December 29, 2019.

On January 11, 2021 the Company executed amendments for each of the leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commences on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commences on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. The Company estimates the new lease agreements will result in an increase in the balance sheet right of use asset of $2.9 million, and an increase in operating lease liabilities of $3.0 million as of January 11, 2021.

See Note 9 “Subsequent Events”.

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

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA (“BBVA”) The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is variable based on BBVA’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of December 27, 2020, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the facility was $377 thousand as of December 27, 2020 and September 27, 2020.

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

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 29, 2019	Period ended December 29, 2019	Period ended September 27, 2020	Period ended December 27, 2020
Exercise Price (1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$1.56	$2.02	$1.96	$1.73
Interest Rate (annual) (3)	1.63%	1.58%	0.12%	0.11%
Volatility (annual)	53.66%	53.00%	51.67%	44.77%
Time to Maturity (Years)	1.9	1.7	0.9	0.7
Calculated fair value per share	$0.49	$0.80	$0.62	$0.37

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ended date.

(3) Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Loss on Change in Fair Value of Warrant Liability			1,251
Fair Value as of period ended 12/29/2019	4,125,200	$0.80	3,287

Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Gain on Change in Fair Value of Warrant Liability			(1,027)
Fair Value as of period ended 12/27/2020	4,125,200	$0.37	$1,517

During the three months ended December 27, 2020 and December 29, 2019, there were no new issues or exercises of existing warrants.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three months ended December 27, 2020. As of December 27, 2020, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2019	216,500	$1.29	—	—
Granted	50,000	$2.13	300,000	$1.75
Vested	(84,500)	$1.25	—	—
Forfeited	-	—	—	—
Outstanding at September 27, 2020	182,000	$1.54	300,000	$1.75
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 27, 2020	182,000	$1.54	300,000	$1.75

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

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $43 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company will amortize the fair market value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On January 1, 2021, 60,000 of the restricted director shares vested.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ended
	December 27, 2020	December 29, 2019	December 27, 2020	September 27, 2020

Restricted Shares	$26	$-	$420	$446
Restricted Stock Units	31	26	157	188
Total Stock Compensation	$57	$26	$577	$634

Note 8 Stockholders’ Equity

Dividends

As of the three months ended December 27, 2020 and the twelve months ended September 27, 2020, there were no declared or outstanding dividends payable.

Common stock

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three months ended December 27, 2020, there were 208,592 common shares repurchased through the program at a cost of $415 thousand. The shares have been returned to the Treasury. A summary of the purchases under the plan follows:

	(Thousands, except share and price per share data)
Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share	Maximum dollar value that may yet be purchased under the plan
May 24, 2020 through June 28, 2020	34,243	$63	$1.84	$937
June 29, 2020 through July 26, 2020	6,806	13	$1.89	924
July 27, 2020 through August 23, 2020	10,688	21	$1.96	903
August 23, 2020 through September 27, 2020	53,996	103	$1.90	800

Total shares repurchased as of September 27, 2020	105,733	$200	$1.89	$800

September 28, 2020 through October 25, 2020	20,948	42	$2.01	758
October 26, 2020 through November 22, 2020	129,245	265	$2.05	493
November 23, 2020 through December 27, 2020	58,399	108	$1.86	385

Total shares repurchased as of December 27, 2020	314,325	$615	$1.96	$385

As of September 27, 2020, and December 27, 2020, the total outstanding common shares were 8,690,136 and 8,481,544, respectively. As of September 27, 2020, and December 27, 2020, there are 105,733 and 314,325 shares held in Treasury Stock, respectively.

As of September 27, 2020, and December 27, 2020, the total issued common shares were 8,795,869.

Note 9 Subsequent Events

On January 1, 2021, 60,000 of the 300,000 restricted director shares granted to the independent directors on April 30, 2020 were vested.

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $43 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

On January 11, 2021 the Company executed a sixth amendment extending the terms of its current Optex Systems, Richardson location lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% each year thereafter on April 1, each year. The initial term includes 2 months of rent abatement.

On January 11, 2021 the Company executed a first amendment extending the terms of its current Applied Optics Center, Dallas location lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand and escalates 2.75% each year thereafter on January 1, each year. The initial term includes 2 months of rent abatement. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rent rate. The Company estimates the new lease agreements will result in an increase in the balance sheet right of use asset of $2.9 million, and an increase in operating lease liabilities of $3.0 million as of January 11, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 27, 2020 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended December 27, 2020, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and to distribute effective vaccines to the general population; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 25-30% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to nine months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three to six months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force and employee compensation. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first half of fiscal year 2021.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continues to remain open during the COVID-19 shelter in place orders and closures. To date, we have experienced minimal workforce disruption as a result of the pandemic.

Recent Events

Employment Agreements

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

On December 15, 2020, the Company’s Board of Directors approved executive bonuses for Danny Schoening, CEO, of $48 thousand which was paid in January, 2021, and Karen Hawkins, CFO, of $37 thousand which was paid in December 2020.

On February 1, 2021, the employment agreement for Karen Hawkins, CFO, auto-renewed for an additional 18-month period, expiring on June 30, 2022. The contract automatically renews for subsequent 18-month periods unless Ms. Hawkins or the Company give notice of termination at least 90 days before the end of the term then in effect.

Board Changes

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. On January 1, 2021, 60,000 of the restricted shares were vested.

Stock & Warrant Repurchases

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the year ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. During the three months ended December 27, 2020, there were 208,592 common shares purchased at a cost of $415 thousand. The 314,325 shares have been returned to the Treasury.

Recent Orders

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

●	On February 18, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $9.2 million over a five-year period.

●	On August 3, 2020, the Company announced a $2.0 Million order from a U. S. prime contractor for optical subassemblies for shipments starting in 2021.

●	On January 11, 2021, the Company announced a contract for Laser Protected Periscopes for a base period of three years plus two one-year option years, not to exceed $14.4 million pursuant to an Indefinite Delivery - Indefinite Quantity (IDIQ) contract.

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

The table below summarizes our three month operating results for the periods ended December 27, 2020 and December 29, 2019, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	Three months ended
	December 27, 2020	December 29, 2019

Net Income (Loss) - (GAAP)	$1,087	$(679)
Add:
(Gain) Loss on Change in Fair Value of Warrants	(1,027)	1,251
Federal Income Tax Expense (Benefit)	16	141
Depreciation	63	66
Stock Compensation	57	26
Interest Expense	3	5
Adjusted EBITDA – Non-GAAP	$199	$810

Our adjusted EBITDA decreased by $0.6 million to $0.2 million during the three months ended December 27, 2020 as compared to $0.8 million during the three months ended December 29, 2019. The decrease in the three-month period is primarily driven by lower revenue and gross margin across both operating segments. Operating segment performance is discussed in greater detail throughout the following sections.

During the three-months ended December 27, 2020, we recognized a gain on the change in fair value of warrants of ($1.0) million as compared to a loss of $1.3 million in the prior year three-month period. As this is a non-cash (gain) loss driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other (Expense) Income” in the three months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 27, 2020 and December 29, 2019 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

	Three months ended
	December 27, 2020				December 29, 2019
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,029	$1,442	$-	$4,471	$3,644	$2,243	$-	$5,887
Intersegment Revenues	-	366	(366)	-	-	373	(373)	-
Total Segment Revenue	3,029	1,808	(366)	4,471	3,644	2,616	(373)	5,887

Total Cost of Sales	2,443	1,559	(366)	3,636	2,744	2,049	(373)	4,420

Gross Margin	586	249	-	835	900	567	-	1,467
Gross Margin %	19.3%	13.8%	-	18.7%	24.7%	21.7%	-	24.9%

General and Administrative Expense	573	126	57	756	588	135	26	749
Segment Allocated G&A Expense	(200)	200	-	-	(170)	170	-	-
Net General & Administrative Expense	373	326	57	756	418	305	26	749

Operating Income	213	(77)	(57)	79	482	262	(26)	718
Operating Income %	7.0%	(4.3%)	-	1.8%	13.2%	10.0%	-	12.2%

(Loss) Gain on Change in Fair Value of Warrants	-	-	1,027	1,027	-	-	(1,251)	(1,251)
Interest Expense	-	-	(3)	(3)	-	-	(5)	(5)

Net Income(Loss) before taxes	$213	$(77)	$967	$1,103	$482	$262	$(1,282)	$(538)
Net Income before taxes %	7.0%	(4.3%)	-	24.7%	13.2%	10.0%	-	(9.1%)

Our total revenues decreased by $1.4 million or 24.1% during the three months ended December 27, 2020, respectively, as compared to the three months ended December 29, 2019. Decreased revenue during the three months was driven by decreased external revenue of $0.6 million at the Optex Richardson and $0.8 million the Applied Optics Center, respectively, over the prior year period. Due to delays in customer orders, we are currently anticipating a 25-30% reduction in our first half performance in 2021, as compared with the first half of fiscal year 2020. While are optimistic that our orders will return to pre-pandemic levels over the coming months, the timing and nature of new orders in the near term, as well has the impact on our full year revenue, cannot be foreseen.

Consolidated gross margin decreased by $632 thousand, or 43.1% during the three months ending December 27, 2020 as compared to the prior year period. The decreased margin during the three-month period is primarily attributable lower revenue across both segments, changes in product mix toward less profitable product groups, and unfavorable manufacturing overhead adjustments on reduced production volume. Optex Systems-Richardson, and the Applied Optics Center-Dallas, have substantial fixed manufacturing costs that are not easily adjusted as production levels decline. We have implemented cost reduction measures during the first and second quarters of fiscal year 2021, but do not expect to mitigate the impact of the first half revenue reduction on the operating gross margin for the year. We anticipate the margins will improve as revenues increase and the impact of the first half cost reductions are fully realized.

Our operating income decreased by $639 thousand in the three months ended December 27, 2020, to $79 thousand, as compared to the prior year period operating income of $718 thousand. The decreased three-month operating income is primarily driven by lower revenue and lower gross margin during the quarter with slightly higher general and administrative costs of $7 thousand during the current year three-month period.

Backlog

Backlog as of December 27, 2020, was $15.0 million as compared to a backlog of $16.3 million as of September 27, 2019, representing a decrease of ($1.3) million or (8.0%). During the three months ended December 27, 2020 and December 29, 2019, the Company booked $3.2 million in new orders.

The following table depicts the current expected delivery by period of all contracts awarded as of December 27, 2020 in millions of dollars:

	(Millions)
Product Line	Q2 2021	Q3 2021	Q4 2021	2021 Delivery	2022+ Delivery	Total Backlog 12/27/2020	Total Backlog 9/27/2020	Variance	% Chg
Periscopes	$1.7	$1.4	$0.9	$4.0	$1.9	$5.9	$5.3	$0.6	11.3%
Sighting Systems	0.7	0.5	0.1	1.3	0.6	1.9	2.9	(1.0)	(34.5)%
Howitzer	0.1	-	0.1	0.2	2.2	2.4	2.5	(0.1)	(4.0)%
Other	0.9	0.5	0.5	1.9	0.5	2.4	2.5	(0.1)	(4.0)%
Optex Systems - Richardson	3.4	2.4	1.6	7.4	5.2	12.6	13.2	(0.6)	(4.5)%
Applied Optics Center - Dallas	1.0	0.4	0.5	1.9	0.5	2.4	3.1	(0.7)	(22.6)%
Total Backlog	$4.4	$2.8	$2.1	$9.3	$5.7	$15.0	$16.3	$(1.3)	(8.0)%

During the fiscal year 2020, we experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a Covid-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the pandemic, we have experienced a significant slowdown in the U.S. government procurement process increasing the cycle time from contract bid proposal requests to final contract award by three to six months. We believe many of the delays are process driven as government agencies adapt to new remote work environments, combined with constraints created by travel restrictions, impeding product testing, inspection and overall program management coordination. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues.

Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 25-30% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to nine months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three to six months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force and employee compensation. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first half of fiscal year 2021.

Optex Systems - Richardson:

During the three months ended December 27, 2020, backlog for the Optex Systems Richardson segment decreased by ($0.6) million, or (4.5%), to $12.6 million from the fiscal year-end backlog of $13.2 million. The backlog reduction was primarily driven by decreases of ($1.0) million, or (34.5%) in the sighting systems product group, and ($0.1) million, or (4.0%) in both howitzers and other products, offset by an increase in periscopes of $0.6 million or 11.3%. Decreased backlog in sighting systems, howitzers, and other product groups is primarily driven by shipments against several of our long running Commander Weapon Sighting Systems “CWSS”, Digital Day and Night Sighting Systems “DDAN” and Muzzle Reference Sensor Collimator Assembly “MRS” contracts.

During the three months ended December 27, 2020 we booked new periscope orders of $2.6 million, consistent with our prior year three months ended December 29, 2019 periscope orders. On January 11, 2021, the Company announced a contract for Laser Protected Periscopes for a base period of three years plus two one-year option years, not to exceed $14.4 million pursuant to an Indefinite Delivery - Indefinite Quantity (IDIQ) contract. We anticipate additional periscope contracts in addition to task order awards against our existing nine active IDIQ contracts for delivery in 2021 and beyond.

During the three months ended December 27, 2020, there were no new orders booked for howitzers, sighting systems and other products, as compared to $0.2 million booked during the three months ended December 29, 2019.

Applied Optics Center – Dallas

During the three months ended December 27, 2020, the Applied Optics Center backlog decreased by ($0.7) million, or (22.6%), to $2.4 million from the fiscal year end level of $3.1 million. During the three months ended December 27, 2020, the Applied Optics Center booked new orders of $0.6 million as compared to $0.3 million in the prior year three- month period. We are seeing increases in demand and proposal activity for both laser coated filters and optical assemblies and anticipate higher order bookings for both our commercial and military products for deliveries beginning in fiscal year 2021. Since December 28, 2020 through February 3, 2021, we have booked an additional $2.9 in new orders for optical assemblies and coated filters, including $0.5 million in new business from a new customer for delivery in 2021 and beyond.

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

Three Months Ended December 27, 2020 Compared to the Three Months Ended December 29, 2019

Revenues. In the three months ended December 27, 2020, revenues decreased by $1.4 million or 24.1% from the respective prior period in fiscal year 2019 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	December 27, 2020	December 29, 2019	Variance	% Chg
Periscopes	$1,953	$2,297	$(344)	(15.0)
Sighting Systems	778	133	645	485.0
Howitzers	106	-	106	-
Other	192	1,215	(1,023)	(84.2)
Optical Systems - Richardson	3,029	3,645	(616)	(16.9)
Applied Optics Center - Dallas	1,442	2,242	(800)	(35.7)
Total Revenue	$4,471	$5,887	$(1,416)	(24.1)

Revenue on our periscope line decreased by $344 thousand or 15.0% on lower customer demand during the three months ended December 27, 2020 as compared to the three months ended December 29, 2019.

Sighting systems revenue for the three months ending December 27, 2020 increased by $645 thousand or 485% from revenues in the prior year period on shipments against our DDAN spares and CWSS programs not in the prior year three-month period. The DDAN program completed in the first fiscal quarter, with continued CWSS shipments anticipated through May of 2021.

Other product revenue decreased by $1.0 million, or 84.2% during the three months ending December 27, 2020 as compared to the prior year period due to lower contract demand on MRS collimators and cell assemblies.

Applied Optics Center revenue decreased $800 thousand or 35.7% during the three months ended December 27, 2020 as compared to the three months ended December 29, 2019. The lower revenue was primarily driven by lower customer orders across coated filter and optical assembly lines. In calendar 2021, we have seen an increase in customer proposal requests and have booked an additional $2.9 in new orders for optical assemblies and coated filters, including $0.5 million in new business from a new customer for delivery in 2021 and beyond.

Gross Margin. The gross margin during the three-month period ending December 27, 2020 was 18.7% of revenue as compared to a gross margin of 24.9% of revenue for the period ending December 29, 2019. The decreased margin during the three-month period is primarily attributable lower revenue across both segments, changes in product mix toward lower margin product groups, and unfavorable manufacturing overhead adjustments on reduced production volume. Cost of sales decreased to $3.6 million for the current period as compared to the prior year period of $4.4 million on lower period revenue.

G&A Expenses. During the three months ended December 27, 2020 and December 29, 2019, we recorded operating expenses of $756 thousand and $749 thousand, respectively. Operating expenses increased by 0.1% between the respective periods primarily due to increased costs associated with board member changes, offset by reduced salary and office expenses.

Operating Income. During the three months ended December 27, 2020, we recorded an operating income of $79 thousand, as compared to operating income of $718 thousand during the three months ended December 29, 2019. The $639 thousand decrease in operating income in the current year period over the prior year period is primarily due to decreased revenue and gross margin, combined with slightly higher general and administrative spending in the current year quarter as compared to the prior year quarter.

Other (Expense) Income. During the three months ended December 27, 2020, we recognized a $1.0 million gain on change in the fair value of warrants as compared to a ($1.3) million loss in three months ending December 29, 2019. The current period gain in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net (Loss) Income applicable to common shareholders. During the three months ended December 27, 2020, we recorded a net income applicable to common shareholders of $0.7 million as compared to a net loss applicable to common shareholders of ($0.7) million during the three months ended December 29, 2019. The change in net income of $1.4 million is primarily attributable to changes in the fair value of warrants of $2.3 million, and decreased income tax expense of $0.1 million between the respective periods, lower operating profit of ($0.6) million and an increase in deemed dividends on participating warrants of ($0.4) million not in the current year period. There were no deemed dividends in the prior year period due to the net loss.

Liquidity and Capital Resources

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately ($1.9) million as of September 30, 2019, the beginning of the prior fiscal year, representing the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumes the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021.

On January 11, 2021 the Company executed amendments for each of the leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commences on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commences on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. The Company estimates the new lease agreements will result in an increase in the balance sheet right of use asset of $2.9 million, and an increase in operating lease liabilities of $3.0 million as of January 11, 2021.

As of December 27, 2020, the Company had working capital of $12.5 million, as compared to $11.7 million as of September 27, 2020. During the three months ended December 27, 2020, the Company generated an operating income of $0.1 million as compared to operating income of $0.7 million for the three- month period ending December 27, 2020. The Company’s adjusted EBITDA decreased by $0.6 million during the three months ended December 27, 2020. Backlog as of December 27, 2020 has decreased by $1.3 million or (8.0%) to $15.0 million as compared to backlog of $16.3 million as of September 27, 2020. We believe the COVID-19 pandemic is a driving factor in lower contract awards, and reduced backlog, as many customers and agencies adapt to remote work arrangements, limited travel and slower Defense Contract Management Agency (DCMA) and Defense Contract Audit Agency (DCAA) responses to solicitations, price audits and contract awards. The Company has several outstanding proposals pending and is anticipating additional contract awards over the coming months.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continues to remain open during the COVID-19 shelter in place orders and closures. The Company remains fully operational with a complete workforce while practicing the CDC guidelines and required Dallas County mandates which require keeping a 6’ distance between employees, face coverings, and daily employee health screening. To date, we have experienced very limited workforce disruption associated with COVID-19 illnesses, COVID-19 quarantine or childcare leave related issues.

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

During the fiscal year 2020, we experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a Covid-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We are currently anticipating a reduction of 25%-30% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to nine months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three to six months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force and employee compensation. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first quarter of fiscal year 2021.

We have not received and are not presently seeking any financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other COVID-19 related federal or state programs beyond the Families First Coronavirus Response Act (FFCRA) tax credit which is available to cover paid sick or family leave for our effected employees. Our current backlog and working capital position remain healthy with additional unused working capital available. On April 16, 2020, we executed a two-year $2.25 million revolving credit facility with BBVA USA, replacing the existing $2.25 million AvidBank line of credit which expired on April 21, 2020. Optex intends to use this revolving credit facility to support working capital for the Company’s continuing operations and growth needs during the next fifteen months. While we anticipate the possibility of some additional unforeseen operational impacts during the next six to nine months related to the pandemic, we believe we are in a strong position to minimize any significant adverse impact to working capital for the current fiscal year ending October 3, 2021.

The Company has historically funded its operations through working capital, convertible notes, stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At December 27, 2020, the Company had approximately $4.6 million in cash and an outstanding payable balance of $0.4 million against our working line of credit. The line of credit allowed for borrowing up to a maximum of $2.25 million. As of December 27, 2020, our outstanding accounts receivable was $2.1 million. The Company expects to incur net income, increased gross margins and adjusted EBITDA and positive cash flow from operating activities throughout 2021. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements, COVID-19 or other program delays combined with increasing inventory and production costs required to support the backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

As of September 27, 2020, and December 27, 2020, there are no outstanding declared and unpaid dividends.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of December 27, 2020, the Company has repurchased 314,325 common shares at a cost of $615 thousand. The shares are held in Treasury Stock at cost.

Cash Flows for the Period from September 27, 2020 through December 27, 2020

Cash and Cash Equivalents: As of December 27, 2020, and September 27, 2020, we had cash and cash equivalents of $4.6 and $4.7 million, representing a net decrease of $0.1 million.

Net Cash Provided by in Operating Activities. Net cash provided by operating activities during the three months from September 27, 2020 to December 27, 2020 totaled $0.4 million. The primary sources of cash during the period relate to operating income of $0.1 million, decreases in accounts receivable of $0.8 million, increased inventory of ($0.6) million and other changes in working capital of $0.1 million.

Net Cash Used in Investing Activities. In the three months ended December 27, 2020, cash used in investing activities was $0.1 million for purchases of equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.4 million during the three months ended December 27, 2020 and relate to the repurchases of common stock of as part of our stock repurchase plan.

Critical Policies and Accounting Pronouncements

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 27, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 27, 2020, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 27, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 27, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has not experienced any significant disruptions in controls over financial reporting as a result of COVID-19.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 27, 2020.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 12, 2021	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 12, 2021	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

