Form 10-Q
period 2021-03-28
Optex Systems Holdings Inc
filed 2021-05-07
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2021

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
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2021: 8,334,995 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 28, 2021

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 28, 2021

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 28, 2021 (UNAUDITED) AND SEPTEMBER 27, 2020	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 28, 2021 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 29, 2020 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 28, 2021 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED MARCH 28, 2021 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2020 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	March 28, 2021 (Unaudited)	September 27, 2020

ASSETS

Cash and Cash Equivalents	$3,880	$4,700
Accounts Receivable, Net	2,031	2,953
Inventory, Net	8,993	8,791
Prepaid Expenses	158	229

Current Assets	15,062	16,673

Property and Equipment, Net	1,005	1,006

Other Assets
Deferred Tax Asset	1,195	1,227
Right-of-use Asset	3,842	1,416
Security Deposits	23	23

Other Assets	5,060	2,666

Total Assets	$21,127	$20,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$537	$833
Operating Lease Liability	477	417
Accrued Expenses	812	1,077
Warrant Liability	1,686	2,544
Accrued Warranty Costs	63	83
Customer Advance Deposits	-	1

Current Liabilities	3,575	4,955

Other Liabilities
Credit Facility - Long Term	377	377
Operating Lease Liability, net of current portion	3,374	1,037

Other Liabilities	3,751	1,414
Total Liabilities	7,326	6,369

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,854,261 and 8,795,869 shares issued, and 8,373,594 and 8,690,136 outstanding, respectively)	9	9
Treasury Stock (at cost, 480,667 shares and 105,733 shares held, respectively)	(930)	(200)
Additional Paid in capital	26,346	26,276
Accumulated Deficit	(11,624)	(12,109)

Stockholders’ Equity	13,801	13,976

Total Liabilities and Stockholders’ Equity	$21,127	$20,345

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020

Revenue	$4,246	$6,947	$8,717	$12,833

Cost of Sales	3,868	5,328	7,504	9,747

Gross Margin	378	1,619	1,213	3,086

General and Administrative Expense	792	838	1,548	1,587

Operating Income (Loss)	(414)	781	(335)	1,499

Gain (Loss) on Change in Fair Value of Warrants	(169)	1,332	858	81

Interest Expense	(2)	(6)	(5)	(11)
Other Income (Expense)	(171)	1,326	853	70

Income (Loss) Before Taxes	(585)	2,107	518	1,569

Income Tax Expense, net	$17	$163	33	304

Net Income (Loss)	$(602)	$1,944	$485	$1,265
Deemed dividends on participating securities	-	(633)	(162)	(413)
Net income (loss) applicable to common shareholders	$(602)	$1,311	$323	$852
Basic income (loss) per share	$(0.07)	$0.15	$0.04	$0.10

Weighted Average Common Shares Outstanding - basic	8,214,481	8,549,437	8,256,879	8,522,653

Diluted income (loss) per share	$(0.07)	$0.15	$0.04	$0.10

Weighted Average Common Shares Outstanding - diluted	8,214,481	8,604,446	8,369,763	8,607,460

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Six months ended
	March 28, 2021	March 29, 2020

Cash Flows from Operating Activities:
Net Income	$485	$1,265

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	128	125
Gain on Change in Fair Value of Warrants	(858)	(81)
Stock Compensation Expense	114	57
Deferred Tax	33	111
Accounts Receivable	922	(860)
Inventory	(202)	725
Prepaid Expenses	71	191
Leases	(29)	(20)
Accounts Payable and Accrued Expenses	(561)	(817)
Accrued Warranty Costs	(20)	59
Customer Advance Deposits	(1)	(3)
Total Adjustments	(403)	(513)
Net Cash provided by Operating Activities	82	752

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(128)	(96)
Net Cash used in Investing Activities	(128)	(96)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(44)	(54)
Stock Repurchase	(730)	-

Net Cash used in Financing Activities	(774)	(54)

Net Increase (Decrease) in Cash and Cash Equivalents	(820)	602
Cash and Cash Equivalents at Beginning of Period	4,700	1,068
Cash and Cash Equivalents at End of Period	$3,880	$1,670

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$3,688	$1,811
Operating Lease Liabilities	(3,688)	(1,894)

Cash Transactions:
Cash Paid for Taxes	48	152
Cash Paid for Interest	5	11

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Three months ended March 28, 2021
	Common Shares Issued	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at December 27, 2020	8,795,869	314,325	$9	$(615)	$26,333	$(11,022)	$14,705
Stock Compensation Expense	-	-	-	-	57	-	57
Vested restricted stock units issued net of tax withholding	58,392	-	-	-	(44)	-	(44)
Common Stock Repurchase (1)	-	166,342	-	(315)	-	-	(315)
Net loss	-	-	-	-	-	(602)	(602)

Balance at March 28, 2021	8,854,261	480,667	$9	$(930)	$26,346	$(11,624)	$13,801

	Six months ended March 28, 2021
	Common Shares Issued	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976
Stock Compensation Expense	-	-	-	-	114	-	114
Vested restricted stock units issued net of tax withholding	58,392	-	-	-	(44)	-	(44)
Common Stock Repurchase (1)	-	374,934	-	(730)	-	-	(730)
Net income	-	-	-	-	-	485	485

Balance at March 28, 2021	8,854,261	480,667	$9	$(930)	$26,346	$(11,624)	$13,801

	Three months ended March 29, 2020
	Common Shares Issued	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at December 29, 2019	8,436,422	-	$8	$-	$26,160	$(14,613)	11,555
Stock Compensation Expense	-	-	-		31	-	31
Vested restricted stock units issued net of tax withholding	59,447	-	-		(54)	-	(54)
Net income	-	-	-		-	1,944	1,944

Balance at March 29, 2020	8,495,869	-	$8	$-	$26,137	$(12,669)	$13,476

	Six months ended March 29, 2020
	Common Shares Issued	Treasury Shares	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders Equity
Balance at September 29, 2019	8,436,422	-	$8	$-	$26,134	$(13,934)	12,208
Stock Compensation Expense	-	-	-		57	-	57
Vested restricted stock units issued net of tax withholding	59,447	-	-		(54)	-	(54)
Net income	-	-	-		-	1,265	1,265

Balance at March 29, 2020	8,495,869	-	$8	$-	$26,137	$(12,669)	$13,476

(1)	Common shares repurchased in the open market through March 28, 2021 and held in treasury stock using the cost method.

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 25%, three major U.S. defense contractors, 31%, 13% and 9%, one commercial customer 5%, and all other customers, 17%. Approximately 89% of the total company revenue is generated from domestic customers and 11% is derived from foreign customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of March 28, 2021, Optex Systems Holdings operated with 85 full-time equivalent employees.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and distribute vaccines in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

During the last twelve months, we have experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We have experienced a reduction of 32% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force, employee compensation and discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first six months of fiscal year 2021.

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

Leases: On January 11, 2021 the Company executed amendments for each of the leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commences on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commences on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. Execution of the new lease amendments resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the three months ended March 28, 2021. See also Note 4.

Inventory: As of March 28, 2021, and September 27, 2020, inventory included:

	(Thousands)
	March 28, 2021	September 27, 2020
Raw Material	$4,855	$5,506
Work in Process	3,974	3,214
Finished Goods	731	638
Gross Inventory	$9,560	$9,358
Less: Inventory Reserves	(567)	(567)
Net Inventory	$8,993	$8,791

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended March 28, 2021 are derived from revenues of U.S. government agencies: 16%, three major U.S. defense contractors: 46%, 11% and 9%, one commercial customer: 5%, and all other customers: 13%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of and its long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of March 28, 2021, and September 27, 2020, the Company had warranty reserve balances of $63 thousand and $83 thousand, respectively.

	Three months ended		Six months ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Beginning balance	$49	$75	$83	$46

Incurred costs for warranties satisfied during the period	(25)		(68)	-

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	5	36	9	56
Change in estimate for pre-existing warranty liabilities (2)	34	(6)	39	3
Warranty Expense	39	30	48	59

Ending balance	$63	$105	$63	$105

(1) Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.

(2) Changes in estimated warranty liabilities for associated with the period end customer returned warranty backlog or repaired/replaced warranty units which were shipped to the customer during the period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three-year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and six months ended March 28, 2021 and March 29, 2020, there was $120 thousand and $240 thousand in 2021 and $113 thousand and $226 thousand in 2020 in service contract revenue recognized over time.

During the three and six-month periods ended March 28, 2021 and March 29, 2020, there was $0 and $1 thousand in 2021 and $3 and $3 thousand in 2020 of revenue recognized from customer deposit liabilities (deferred contract revenue). As of March 28, 2021, there are no customer deposit liabilities. As of the six months ended March 28, 2021, there are no sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of March 28, 2021 and September 27, 2020, Optex Systems, Inc. has a deferred tax asset valuation allowance of $1.0 million against deferred tax assets of $1.2 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our outstanding warrants are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three and six months ended March 28, 2021, there were no declared dividends and $0 and $162 thousand in allocated undistributed earnings attributable to the participating warrants, respectively. During the three and six months ended March 29, 2020, there were no declared dividends, and $633 thousand and $413 thousand in undistributed earnings attributable to participating warrants, respectively.

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

For the three months ended March 28, 2021, 99,000 unvested restricted stock units (which convert to 15,018 incremental shares) and 240,000 shares of unvested restricted stock (which convert to 36,407 incremental shares) were excluded in the diluted earnings per share calculation due to the net loss during the period. For the six months ended March 28, 2021, 99,000 unvested restricted stock units (which convert to 31,129 incremental shares) and 240,000 restricted shares (which convert to 81,755 incremental shares) were included in the diluted earnings per share calculation.

For the three and six-months ended March 29, 2020, 182,000 unvested restricted stock units (which convert to 55,009 and 84,807 incremental shares for the three and six-months, respectively) were included in the diluted earnings per share calculation.

For the three and six-months ended March 28, 2021 and the three and six-months ending March 29, 2020, 4,125,200 warrants were excluded from the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings.

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 85% domestic military customers and 15% foreign military customers. For the six months ending March 28, 2021, the Optex segment revenue is derived from the U.S. government, 25%, and two major U.S. defense contractors representing 24% and 13%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of March 28, 2021, the Richardson facility operated with 53 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 22% and military sales to prime and subcontracted customers represent 78% of the external segment revenue. Approximately 76% of the AOC revenue is derived from external customers and approximately 24% is related to intersegment sales to Optex Systems in support of military contracts. For the six months ended March 28, 2021, the AOC segment revenue from two major defense contractors represents approximately 9%, and 7% of the Company’s consolidated revenue, respectively, and revenue from one commercial customer represents 5% of the Company’s consolidated revenue.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of March 28, 2021, AOC operated with 32 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segment’s profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended March 28, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,805	$1,441	$-	$4,246
Intersegment revenues	-	530	(530)	-
Total Revenue	$2,805	$1,971	$(530)	$4,246

Interest expense	$-	$-	$2	$2

Depreciation and Amortization	$10	$55	$-	$65

Loss before taxes	$(189)	$(168)	$(228)	$(585)

Other significant noncash items:
Allocated home office expense	$(153)	$153	$-	$-
Loss on change in fair value of warrants	$-	$-	$169	$169
Stock compensation expense	$-	$-	$57	$57
Warranty Expense	$-	$39	$-	$39

Segment Assets	$14,820	$6,307	$-	$21,127
Expenditures for segment assets	$-	$47	$-	$47

	Reportable Segment Financial Information (thousands)
	Three months ended March 29, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,422	$2,525	$-	$6,947
Intersegment revenues	-	407	(407)	-
Total Revenue	$4,422	$2,932	$(407)	$6,947

Interest expense	$-	$-	$6	$6

Depreciation and Amortization	$8	$51	$-	$59

Income before taxes	$568	$244	$1,295	$2,107

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Gain on Change in Fair Value of Warrants	$-	$-	$(1,332)	$(1,332)
Stock option compensation expense	$-	$-	$31	$31
Warranty Expense	$-	$30	$-	$30

Segment Assets	$12,793	$6,784	$-	$19,577
Expenditures for segment assets	$33	$34	$-	$67

	Reportable Segment Financial Information (thousands)
	Six months ended March 28, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$5,833	$2,884	$-	$8,717
Intersegment revenues	-	896	(896)	-
Total Revenue	$5,833	$3,780	$(896)	$8,717

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$21	$107	$-	$128

Income (loss) before taxes	$24	$(245)	$739	$518

Other significant noncash items:
Allocated home office expense	$(353)	$353	$-	$-
Gain on change in fair value of warrants	$-	$-	$(858)	$(858)
Stock compensation expense	$-	$-	$114	$114
Warranty expense	$-	$48	$-	$48

Segment Assets	$14,820	$6,307	$-	$21,127
Expenditures for segment assets	$20	$108	$-	$128

	Reportable Segment Financial Information (thousands)
	Six months ended March 29, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,066	$4,767	$-	$12,833
Intersegment revenues	-	780	(780)	-
Total Revenue	$8,066	$5,547	$(780)	$12,833

Interest expense	$-	$-	$11	$11

Depreciation and Amortization	$15	$110	$-	$125

Income before taxes	$1,050	$506	$13	$1,569

Other significant noncash items:
Allocated home office expense	$(340)	$340	$-	$-
Gain on change in fair value of warrants	$-	$-	$(81)	$(81)
Stock option compensation expense	$-	$-	$57	$57
Warranty Expense	$-	$59	$-	$59

Segment Assets	$12,793	$6,784	$-	$19,577
Expenditures for segment assets	$46	$50	$-	$96

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, as well as certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space. The previous lease expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of its Optex Systems, Richardson location lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% each year thereafter on April 1, each year. The initial term includes 2 months of rent abatement for April and May 2021. The monthly rent includes approximately $11.6 thousand for additional Common Area Maintenance (CAM) fees and taxes, to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The current lease term will expire on October 31, 2021. The monthly base rent is $21.9 thousand through October 31, 2021. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. On January 11, 2021 the Company executed a first amendment extending the terms of its current Applied Optics Center, Dallas location lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% each year thereafter on January 1, each year. The initial term includes 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rent rate. The monthly rent includes approximately $7.8 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

The Company has one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment is $1.5 thousand per month from October 1, 2018 through December 31, 2021.

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, which represented the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumed the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the three months ended March 28, 2021.

As of March 28, 2021, the remaining minimum lease and estimated CAM payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2021 Base year lease	$101	$131	$9	$241	$116
2022 Base year lease	308	234	5	547	237
2023 Base year lease	317	288		605	242
2024 Base year lease	327	296		623	247
2025 Base year lease	336	305		641	252
2026 Base year lease	346	313		659	257
2027 Base year lease	357	322		679	262
2028 Base year lease	241	330		571	188
2029 Base year lease	-	83		83	27
Total base lease payments	$2,333	$2,302	$14	$4,649	$1,828
Imputed interest on lease payments (1)	(387)	(410)	(1)	(798)
Total Operating Lease Liability(2)	$1,946	$1,892	$13	$3,851

Right-of-use Asset(3)	$1,946	$1,883	$13	$3,842

(1) Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021 and 7.5% on the remaining lease term for the Applied Optics Dallas facility through October 31, 2021.

(2) Short-term and Long-term portion of Operating Lease Liability is $477 thousand and $3,374 thousand, respectively.

(3) Includes $9 thousand of unamortized deferred rent for the Applied Optics Lease term expiring on October 31, 2021.

Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended March 28, 2021 was $183 thousand and $361 thousand, respectively. Total facilities rental and CAM expense for both facility lease agreements as of the three and six months ended March 29, 2020 was $179 thousand and $354 thousand, respectively.

Total office equipment rentals included in operating expenses was $5 thousand and $9 thousand for the three and six months ended March 28, 2021, respectively. Total office equipment rentals included in operating expenses was $6 thousand and $12 thousand for the three and six months ended March 29, 2020, respectively.

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

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA (“BBVA”) The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is variable based on BBVA’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of March 28, 2021, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the facility was $377 thousand as of March 28, 2021 and September 27, 2020.

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

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 29, 2019	Period ended September 27, 2020	Period ended March 29, 2020	Period ended March 28, 2021
Exercise Price (1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$1.56	$1.96	$1.67	$1.84
Interest Rate (annual) (3)	1.63%	0.12%	0.33%	0.04%
Volatility (annual)	53.66%	51.67%	51.04%	45.12%
Time to Maturity (Years)	1.9	0.9	1.4	0.4
Calculated fair value per share	$0.49	$0.62	$0.47	$0.41

(1) Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2) Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ended date.

(3) Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Gain on Change in Fair Value of Warrant Liability			(81)
Fair Value as of period ended 3/29/2020	4,125,200	$0.47	1,955

Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Gain on Change in Fair Value of Warrant Liability			(858)
Fair Value as of period ended 3/28/2021	4,125,200	$0.41	$1,686

During the three and six months ended March 28, 2021 and March 29, 2020, there were no new issues or exercises of existing warrants.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three months ended March 28, 2021. As of March 28, 2021, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2019	216,500	$1.29	—	—
Granted	50,000	$2.13	300,000	$1.75
Vested	(84,500)	$1.25	—	—
Forfeited	-	—	—	—
Outstanding at September 27, 2020	182,000	$1.54	300,000	$1.75
Granted	—	—	—	—
Vested	(83,000)	1.49	(60,000)	1.75
Forfeited	—	—	—	—
Outstanding at March 28, 2021	99,000	$1.59	240,000	$1.75

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

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $44 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	September 27, 2020

Restricted Shares	$26	$-	$52	$-	$394	$446
Restricted Stock Units	31	31	62	57	127	188
Total Stock Compensation	$57	$31	$114	$57	$521	$634

Note 8 Stockholders’ Equity

Dividends

As of the six months ended March 28, 2021 and the twelve months ended September 27, 2020, there were no declared or outstanding dividends payable.

Common stock

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the six months ended March 28, 2021, there were 374,934 common shares repurchased through the program at a cost of $730 thousand. As of March 28, 2021, the Company has repurchased 480,667 shares at a total cost of $930 thousand against the stock repurchase plan, with a remaining balance of $70 thousand. The shares have been returned to the Treasury. A summary of the purchases under the plan follows:

(Thousands, except share and price per share data)

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan
May 24, 2020 through June 28, 2020	34,243	$63	$1.84	$937
June 29, 2020 through July 26, 2020	6,806	13	1.89	924
July 27, 2020 through August 23, 2020	10,688	21	1.96	903
August 23, 2020 through September 27, 2020	53,996	103	1.90	800

Total shares repurchased as of September 27, 2020	105,733	$200	$1.89	$800

September 28, 2020 through October 25, 2020	20,948	42	2.01	758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	312
January 25, 2021 through February 21, 2021	52,180	101	1.94	211
February 22, 2021 through March 28, 2021	73,800	140	1.90	70

Total shares repurchased as of March 28, 2021	480,667	$930	$1.93	$70

As of September 27, 2020, and March 28, 2021, the total outstanding common shares were 8,690,136 and 8,373,594, respectively.

As of September 27, 2020, and March 28, 2021, the total issued common shares were 8,795,869 and 8,854,261.

Note 9 Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 27, 2020 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended March 28, 2021, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We have realized a reduction of 32% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force, employee compensation and cuts in discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first half of fiscal year 2021.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continued to remain open during the COVID-19 shelter in place orders and closures. To date, we have experienced minimal workforce disruption as a result of the pandemic.

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

Stock & Warrant Repurchases

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the year ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. During the six months ended March 28, 2021, there were 374,934 common shares repurchased through the program at a cost of $730 thousand. As of March 28, 2021, the Company has repurchased 480,667 shares at a total cost of $930 thousand against the stock repurchase plan, with a remaining balance of $70 thousand. The shares have been returned to the Treasury.

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

Results of Operations

Non-GAAP Adjusted EBITDA

We use adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash valuation gains and losses on warrant liabilities, noncash compensation expenses related to equity stock issues, as well as depreciation, amortization, interest expenses and federal income taxes. We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items. Adjusted EBITDA is a financial measure not required by, or presented in accordance with GAAP.

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

The tables below summarize our three and six-month operating results for the periods ended March 28, 2021 and March 29, 2020, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ended		Six months ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020

Net Income (Loss) (GAAP)	(602)	1,944	485	1,265
Add:
Loss (Gain) on Change in Fair Value of Warrants	169	(1,332)	(858)	(81)
Federal Income Tax Expense	17	163	33	304
Depreciation	65	59	128	125
Stock Compensation	57	31	114	57
Interest Expense	2	6	5	11
Adjusted EBITDA - Non GAAP	(292)	871	(93)	1,681

Our adjusted EBITDA decreased by $1.1 million to ($0.3) million during the three months ended March 28, 2021 as compared to $0.9 million during the three months ended March 29, 2020. Adjusted EBITDA for the six-month period ended March 28, 2021 decreased by $1.8 million to ($0.1) million from $1.7 million in the prior year six-month period. The decrease in the three and six-month periods is primarily driven by lower revenue and gross margin across both operating segments. Operating segment performance is discussed in greater detail throughout the following sections.

During the three months ended March 28, 2021, we recognized a loss on the change in fair value of warrants of $0.2 million as compared to a gain of $1.3 million in the prior year three-month period. During the six months ended March 28, 2021, we recognized a gain on the change in fair value of warrants of $0.9 million as compared to a gain of $0.1 million in the prior year six-month period. As this is a non-cash (gain) loss driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other (Expense) Income” in the three months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and six months ended March 28, 2021 and March 29, 2020 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

	Three months ended
	March 28, 2021				March 29, 2020
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,805	$1,441	$-	$4,246	$4,422	$2,525	$-	$6,947
Intersegment Revenues	-	530	(530)	-	-	407	(407)	-
Total Segment Revenue	2,805	1,971	(530)	4,246	4,422	2,932	(407)	6,947

Total Cost of Sales	2,561	1,837	(530)	3,868	3,375	2,360	(407)	5,328

Gross Margin	244	134	-	378	1,047	572	-	1,619
Gross Margin %	8.7%	6.8%	-	8.9%	23.7%	19.5%	-	23.3%

General and Administrative Expense	586	149	57	792	649	158	31	838
Segment Allocated G&A Expense	(153)	153	-	-	(170)	170	-	-
Net General & Administrative Expense	433	302	57	792	479	328	31	838

Operating Income (Loss)	(189)	(168)	(57)	(414)	568	244	(31)	781
Operating Income (Loss) %	(6.7)%	(8.5)%	-	(9.8)%	12.8%	8.3%	-	11.2%

(Loss) Gain on Change in Fair Value of Warrants	-	-	(169)	(169)	-	-	1,332	1,332
Interest Expense	-	-	(2)	(2)	-	-	(6)	(6)

Net Income (Loss) before taxes	$(189)	$(168)	$(228)	$(585)	$568	$244	$1,295	$2,107
Net Income (Loss) %	(6.7)%	(8.5)%	-	(13.8)%	12.8%	8.3%	-	30.3%

	Six months ended
	March 28, 2021				March 29, 2020
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$5,833	$2,884	$-	$8,717	$8,066	$4,767	$-	$12,833
Intersegment Revenues	-	896	(896)	-	-	780	(780)	-
Total Segment Revenue	5,833	3,780	(896)	8,717	8,066	5,547	(780)	12,833

Total Cost of Sales	5,003	3,397	(896)	7,504	6,119	4,408	(780)	9,747

Gross Margin	830	383	-	1,213	1,947	1,139	-	3,086
Gross Margin %	14.2%	10.1%	-	13.9%	24.1%	20.5%	-	24.0%

General and Administrative Expense	1,159	275	114	1,548	1,237	293	57	1,587
Segment Allocated G&A Expense	(353)	353	-	-	(340)	340	-	-
Net General & Administrative Expense	806	628	114	1,548	897	633	57	1,587

Operating Income (Loss)	24	(245)	(114)	(335)	1,050	506	(57)	1,499
Operating Income (Loss) %	0.4%	(6.5)%	-	(3.8)%	13.0%	9.1%	-	11.7%

Gain on Change in Fair Value of Warrants	-	-	858	858	-	-	81	81
Interest Expense	-	-	(5)	(5)	-	-	(11)	(11)

Net Income (Loss) before taxes	$24	$(245)	$739	$518	$1,050	$506	$13	$1,569
Net Income (loss) before taxes %	0.4%	(6.5)%	-	5.9%	13.0%	9.1%	-	12.2%

Our total revenues decreased by $2.7 and $4.1 million or 39% and 32% during the three and six months ended March 28, 2021, respectively, as compared to the three and six months ended March 29, 2020. Decreased revenue during the three and six months was driven by decreased external revenue of $1.6 and $2.2 million at the Optex Richardson and $1.1 and $1.9 million the Applied Optics Center, respectively, over the prior year period. We have experienced a reduction in customer demand driven by the pandemic, combined with shifting priorities in domestic and foreign military spending. While we are optimistic that our customer orders will return to pre-pandemic levels over the next twelve months, the timing and nature of new orders in the near term, as well has the impact on our full year revenue, primarily during the fourth quarter, cannot be fully determined. We currently anticipate a 26-32% reduction in our total fiscal year performance in 2021 as compared to the fiscal year performance of 2020.

Consolidated gross margin decreased by $1.2 million and $1.9 million, or 76.7% and 60.7%, respectively during the three and six-months ending March 28, 2021 as compared to the prior year period. The decreased margin during the three and six-month periods is primarily attributable lower revenue across both segments, changes in product mix toward less profitable product groups, and unfavorable manufacturing overhead adjustments on reduced production volume. Optex Systems-Richardson, and the Applied Optics Center-Dallas, have substantial fixed manufacturing costs that are not easily adjusted as production levels decline. We have implemented cost reduction measures during the first and second quarters of fiscal year 2021, but do not expect to mitigate the impact of the revenue reductions on the operating gross margin for the year. We anticipate the margins will improve slightly during the second half as revenues increase and the impact of the first half cost reductions are fully realized.

Our operating income decreased by $1.2 million and $1.8 million in the three and six months ended March 28, 2021, to losses of ($0.4) million and ($0.3) million, as compared to the prior year period operating income of $0.8 million and $1.5 million, respectively. The decreased three and six-month operating income is primarily driven by lower revenue and lower gross margin during the quarter with slightly lower general and administrative costs of $46 and $39 thousand during the current year three and six-month period.

Backlog

Backlog as of March 28, 2021, was $16.0 million as compared to a backlog of $16.3 million as of September 27, 2020, representing a decrease of $0.3 million or 1.8%. During the six months ended March 28, 2021 the Company booked $8.5 million in new orders as compared to $10.1 million during the six months ended March 29, 2020.

The following table depicts the current expected delivery by period of all contracts awarded as of March 28, 2021 in millions of dollars:

	(Millions)
Product Line	Q3 2021	Q4 2021	2021 Delivery	2022+ Delivery	Total Backlog 3/28/2021	Total Backlog 9/27/2020	Variance	% Chg
Periscopes	$1.7	$1.1	$2.8	$2.0	$4.8	$5.3	$(0.5)	(9.4)%
Sighting Systems	0.7	0.5	1.2	0.7	1.9	2.9	(1.0)	(34.5)%
Howitzer	-	0.1	0.1	2.2	2.3	2.5	(0.2)	(8.0)%
Other	0.7	0.5	1.2	0.4	1.6	2.5	(0.9)	(36.0)%
Optex Systems - Richardson	3.1	2.2	5.3	5.3	10.6	13.2	(2.6)	(19.7)%
Applied Optics Center - Dallas	1.4	2.3	3.7	1.7	5.4	3.1	2.3	74.2%
Total Backlog	$4.5	$4.5	$9.0	$7.0	$16.0	$16.3	$(0.3)	(1.8)%

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

Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We have experienced a reduction of 32% in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force and employee compensation combined with cuts in other discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first half of fiscal year 2021.

Optex Systems - Richardson:

During the six months ended March 28, 2021, backlog for the Optex Systems Richardson segment decreased by ($2.6) million, or (19.7%), to $10.6 million from the fiscal year-end backlog of $13.2 million. Decreased backlog in sighting systems, howitzers, and other product groups is primarily driven by shipments against several of our long running Commander Weapon Sighting Systems “CWSS”, Digital Day and Night Sighting Systems “DDAN” and Muzzle Reference Sensor Collimator Assembly “MRS” contracts. Decreases in the periscope backlog is primarily driven by shipments against our ICWS glass periscope order during the current fiscal year, completing the contract.

During the six months ended March 28, 2021 we booked new periscope orders of $3.0 million, as compared to $5.6 million booked during the prior year six-month period ended March 29, 2020. On January 11, 2021, the Company announced a contract for Laser Protected Periscopes for a base period of three years plus two one-year option years, not to exceed $14.4 million pursuant to an Indefinite Delivery - Indefinite Quantity (IDIQ) contract. We anticipate additional periscope contracts in addition to task order awards against our existing nine active IDIQ contracts for delivery in 2021 and beyond.

During the six months ended March 28, 2021, there were no new orders booked for howitzers or other products, as compared to $1.6 million booked during the six months ended March 29, 2020 and there was $0.3 million in new orders for sighting system contract modifications, as compared to $0.2 million of sighting system orders booked during the prior year six-month period.

Applied Optics Center – Dallas

During the six months ended March 28, 2021, the Applied Optics Center backlog increased by $2.3 million, or 74.2%, to $5.4 million from the fiscal year end level of $3.1 million. During the six months ended March 28, 2021, the Applied Optics Center booked new orders of $5.2 million as compared to $2.7 million in the prior year six- month period. We are seeing increases in demand and proposal activity for both laser coated filters and optical assemblies and anticipate additional order bookings for both our commercial and military products for deliveries beginning in the fourth quarter of fiscal year 2021.

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

Three Months Ended March 28, 2021 Compared to the Three Months Ended March 29, 2020

Revenues. In the three months ended March 28, 2021, revenues decreased by $2.7 million or 38.9% from the respective prior period in fiscal year 2020 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	March 28, 2021	March 29, 2020	Variance	% Chg
Periscopes	$1,613	$3,030	$(1,417)	(46.8)
Sighting Systems	405	242	163	67.4
Howitzers	95	-	95	-
Other	692	1,150	(458)	(39.8)
Optical Systems - Richardson	2,805	4,422	(1,617)	(36.6)
Applied Optics Center - Dallas	1,441	2,525	(1,084)	(42.9)
Total Revenue	$4,246	$6,947	$(2,701)	(38.9)

Revenue on our periscope line decreased by $1.4 million or 46.8% on lower customer demand during the three months ended March 28, 2021 as compared to the three months ended March 29, 2020.

Sighting systems revenue for the three months ending March 28, 2021 increased by $163 thousand or 67.4% from revenues in the prior year period on shipments against our CWSS programs not in the prior year three-month period.

Other product revenue decreased by $458 thousand, or 39.8% during the three months ending March 28, 2021 as compared to the prior year period due to lower contract demand on MRS collimators and cell assemblies.

Revenue increased by $95 thousand on our new Howitzer M137 spare program during the period as we completed first article during the first quarter and began contract deliveries in December, 2021.

Applied Optics Center revenue decreased $1.1 million or 42.9% during the three months ended March 28, 2021 as compared to the three months ended March 29, 2020. The lower revenue was primarily driven by lower customer orders across coated filter and optical assembly lines. During the first half of fiscal year 2021, we have seen an increase in customer proposal requests and have booked an additional $5.2 million in new orders for optical assemblies and coated filters, including $0.6 million in new business from a new customer for delivery in 2021 and beyond.

Gross Margin. The gross margin during the three-month period ending March 28, 2021 was 8.9% of revenue as compared to a gross margin of 23.3% of revenue for the period ending March 29, 2020. The decreased margin during the three-month period is primarily attributable lower revenue across both segments and unfavorable manufacturing overhead adjustments on reduced production volume. Cost of sales decreased to $3.9 million for the current period as compared to the prior year period of $5.3 million on lower period revenue.

G&A Expenses. During the three months ended March 28, 2021 and March 29, 2020, we recorded operating expenses of $792 thousand and $838 thousand, respectively. Operating expenses decreased by 5.5% between the respective periods primarily due to lower spending in office supplies, travel and trade shows.

Operating (Loss) Income. During the three months ended March 28, 2021, we recorded an operating loss of ($414) thousand, as compared to operating income of $781 thousand during the three months ended March 29, 2020. The $1.2 million decrease in operating income in the current year period over the prior year period is primarily due to decreased revenue and gross margin.

Other (Expense) Income. During the three months ended March 28, 2021, we recognized a ($169) thousand loss on change in the fair value of warrants as compared to a $1.3 million gain in three months ending March 29, 2020. The current period loss in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net (Loss) Income applicable to common shareholders. During the three months ended March 28, 2021, we recorded a net loss applicable to common shareholders of ($0.6) million as compared to a net income applicable to common shareholders of $1.3 million during the three months ended March 29, 2020. The change in net income of ($1.9) million is primarily attributable to a reduction in operating profit of ($1.2) million, changes in the fair value of warrants of ($1.5) million, decreased income tax expense of $0.2 million between the respective periods, offset by a reduction in deemed dividends on participating warrants of $0.6 million not in the current year period. There were no deemed dividends in the current year period due to the net loss.

Six Months Ended March 28, 2021 Compared to the Six Months Ended March 29, 2020

Revenues. In the six months ended March 28, 2021, revenues decreased by $4.1 million or 32.1% from the respective prior period in fiscal year 2020 as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	March 28, 2021	March 29, 2020	Variance	% Chg
Periscopes	$3,567	$5,327	$(1,760)	(33.0)
Sighting Systems	1,183	375	808	215.5
Howitzers	200	-	200	-
Other	883	2,364	(1,481)	(62.6)
Optical Systems - Richardson	5,833	8,066	(2,233)	(27.7)
Applied Optics Center - Dallas	2,884	4,767	(1,883)	(39.5)
Total Revenue	$8,717	$12,833	$(4,116)	(32.1)

Revenue on our periscope line decreased by $1.8 million or 33.0% on lower customer demand during the six months ended March 28, 2021 as compared to the six months ended March 29, 2020.

Sighting systems revenue for the six months ending March 28, 2021 increased by $0.8 million or 215.5% from revenues in the prior year period on shipments against our DDAN spares and CWSS programs not in the prior year six-month period. The DDAN program completed in the first fiscal quarter, with continued CWSS shipments anticipated through May of 2021.

Other product revenue decreased by $1.5 million, or 62.6% during the six months ending March 28, 2021 as compared to the prior year period due to lower contract demand on MRS collimators and cell assemblies.

Applied Optics Center revenue decreased $1.9 million or 39.5% during the six months ended March 28, 2021 as compared to the six months ended March 29, 2020. The lower revenue was primarily driven by lower customer orders across coated filter and optical assembly lines. During the first half of fiscal year 2021, we have seen an increase in customer proposal requests and have booked an additional $5.2 million in new orders for optical assemblies and coated filters, including $0.6 million in new business from a new customer for delivery in 2021 and beyond.

Gross Margin. The gross margin during the six-month period ending March 28, 2021 was 13.9% of revenue as compared to a gross margin of 24.0% of revenue for the period ending March 29, 2020. The decreased margin during the six-month period is primarily attributable lower revenue across both segments and unfavorable manufacturing overhead adjustments on reduced production volume. Cost of sales decreased to $7.5 million for the current period as compared to the prior year period of $9.7 million on lower period revenue.

G&A Expenses. During the six months ended March 28, 2021 and March 29, 2020, we recorded operating expenses of $1.5 million and $1.6 million, respectively. Operating expenses decreased by 2.5% between the respective periods primarily due to lower spending in office supplies, travel and trade shows.

Operating (Loss) Income. During the six months ended March 28, 2021, we recorded an operating loss of ($0.3) million, as compared to operating income of $1.5 million during the six months ended March 29, 2020. The ($1.8) million decrease in operating income in the current year period over the prior year period is primarily due to decreased revenue and gross margin, offset by slightly lower general and administrative spending in the current year as compared to the prior year period.

Other (Expense) Income. During the six months ended March 28, 2021, we recognized a $0.9 million gain on change in the fair value of warrants as compared to a $0.1 million gain in six months ending March 29, 2020. The $0.8 million change in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net Income applicable to common shareholders. During the six months ended March 28, 2021, we recorded a net income applicable to common shareholders of $0.3 million as compared to a net income applicable to common shareholders of $0.8 million during the six months ended March 29, 2020. The reduction in net income of ($0.5) million is primarily attributable to a reduction in operating profit of ($1.8) million, changes in the fair value of warrants of $0.8 million, decreased income tax expense of $0.3 million between the respective periods, offset by a reduction in deemed dividends on participating warrants of $0.2 million not in the current year period.

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

On January 11, 2021 the Company executed amendments for each of the leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commences on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commences on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately ($3.7) million during the six months ended March 28, 2021.

As of March 28, 2021, the Company had working capital of $11.5 million, as compared to $11.7 million as of September 27, 2020. During the six months ended March 28, 2021, the Company generated an operating loss of ($0.3) million as compared to operating income of $1.5 million for the six-month period ending March 28, 2021. The Company’s adjusted EBITDA decreased by $1.8 million during the six months ended March 28, 2021 from $1.7 million to ($0.1) million. Backlog as of March 28, 2021 has decreased by $0.3 million or (1.8%) to $16.0 million as compared to a backlog of $16.3 million as of September 27, 2020. We believe the COVID-19 pandemic is a driving factor in lower contract awards and reduced backlog, as many customers and agencies adapt to remote work arrangements, limited travel and slower Defense Contract Management Agency (DCMA) and Defense Contract Audit Agency (DCAA) responses to solicitations, price audits and contract awards. In addition, the most recent U.S. Department of Defense Budget Request reflects a shift in military priorities away from ground system vehicles to other military agencies. At present, the Company has several large outstanding proposals pending and is anticipating additional contract awards over the coming months.

Optex Systems Holdings, Inc. is defined as essential critical infrastructure as a defense contractor under the guidance of the federal, state and local authorities for both our Optex Systems (Richardson, TX), and Applied Optics Center (Dallas, TX) operating segments. As such, the Company continued to remain open during the COVID-19 shelter in place orders and closures. The Company remains fully operational with a complete workforce while practicing the CDC guidelines and required Dallas County mandates which require keeping a 6’ distance between employees, face coverings, and daily employee health screening. To date, we have experienced very limited workforce disruption associated with COVID-19 illnesses, COVID-19 quarantine or childcare leave related issues.

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

During the previous twelve months, we have experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. We experienced a 32% reduction in revenue volume during the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues but are anticipating an annual reduction in the range of 26-32% compared to fiscal year 2020 revenues. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three months could further impact our total fiscal year 2021 revenue and profitability during the second half. We have implemented several cost-saving initiatives during the first half, including reductions in force and employee compensation combined with decreases in other discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first six months of fiscal year 2021.

We have not received and are not presently seeking any financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other COVID-19 related federal or state programs beyond the Families First Coronavirus Response Act (FFCRA) tax credit which is available to cover paid sick or family leave for our effected employees. Our current backlog and working capital position remain healthy with additional unused working capital available. On April 16, 2020, we executed a two-year $2.25 million revolving credit facility with BBVA USA, replacing the existing $2.25 million AvidBank line of credit which expired on April 21, 2020. Optex intends to use this revolving credit facility to support working capital for the Company’s continuing operations and growth needs during the next twelve months. While we anticipate the possibility of some additional unforeseen operational impacts during the next six months related to the pandemic, we believe we are in a strong position to minimize any significant adverse impact to working capital for the current fiscal year ending October 3, 2021.

The Company has historically funded its operations through working capital, convertible notes, stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At March 28, 2021, the Company had approximately $3.9 million in cash and an outstanding payable balance of $0.4 million against our working line of credit. The line of credit allowed for borrowing up to a maximum of $2.25 million. As of March 28, 2021, our outstanding accounts receivable was $2.0 million. The Company anticipates an operating loss for the fiscal 2021 year, but is projecting a positive cash flow from operating activities through the second half of 2021. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements, COVID-19 or other program delays combined with increasing inventory and production costs required to support the backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

As of September 27, 2020, and March 28, 2021, there are no outstanding declared and unpaid dividends.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of March 28, 2021, the Company has repurchased 480,667 common shares at a cost of $930 thousand. The shares are held in Treasury Stock at cost.

Cash Flows for the Period from September 27, 2020 through March 28, 2021

Cash and Cash Equivalents: As of March 28, 2021, and September 27, 2020, we had cash and cash equivalents of $3.9 and $4.7 million, representing a net decrease of $0.8 million.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the six months from September 27, 2020 to March 28, 2021 totaled $0.1 million. The primary sources of cash during the period relate to collections of accounts receivable of $0.9 million, offset by increased inventory of ($0.2) million and payments against accounts payable and accrued expenses of ($0.6) million.

Net Cash Used in Investing Activities. In the six months ended March 28, 2021, cash used in investing activities was $0.1 million for purchases of equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.8 million during the six months ended March 28, 2021 and relate to the repurchases of common stock of $0.7 million as part of our stock repurchase plan and payments for taxes for net settled restricted stock units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 28, 2021, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 28, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the six months ended March 28, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has not experienced any significant disruptions in controls over financial reporting as a result of COVID-19.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 7, 2021	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 7, 2021	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

