Form 10-Q
period 2021-06-27
Optex Systems Holdings Inc
filed 2021-08-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2021

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
None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2021: 8,483,295 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 27, 2021

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2021

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 27, 2021 (UNAUDITED) AND SEPTEMBER 27, 2020	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 27, 2021 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 28, 2020 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 27, 2021 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JUNE 27, 2021 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2020 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	June 27, 2021	September 27, 2020
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$4,758	$4,700
Accounts Receivable, Net	1,382	2,953
Inventory, Net	8,645	8,791
Prepaid Expenses	324	229

Current Assets	15,109	16,673

Property and Equipment, Net	1,026	1,006

Other Assets
Deferred Tax Asset	1,309	1,227
Right-of-use Asset	3,721	1,416
Security Deposits	23	23

Other Assets	5,053	2,666

Total Assets	$21,188	$20,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$408	$833
Credit Facility	377	-
Operating Lease Liability	529	417
Accrued Expenses	872	1,077
Warrant Liability	519	2,544
Accrued Warranty Costs	68	83
Customer Advance Deposits	-	1

Current Liabilities	2,773	4,955

Other Liabilities
Credit Facility	-	377
Operating Lease Liability, net of current portion	3,254	1,037

Other Liabilities	3,254	1,414
Total Liabilities	6,027	6,369

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,334,995 and 8,795,869 shares issued, and 8,334,995 and 8,690,136 outstanding, respectively)	8	9
Treasury Stock (at cost, zero and 105,733 shares held, respectively)	-	(200)
Additional Paid in capital	25,403	26,276
Accumulated Deficit	(10,250)	(12,109)

Stockholders’ Equity	15,161	13,976

Total Liabilities and Stockholders’ Equity	$21,188	$20,345

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020

Revenue	$4,433	$5,849	$13,149	$18,682

Cost of Sales	3,687	4,368	11,190	14,114

Gross Margin	746	1,481	1,959	4,568

General and Administrative Expense	689	855	2,238	2,442

Operating Income (Loss)	57	626	(279)	2,126

Gain (Loss) on Change in Fair Value of Warrants	1,167	(585)	2,025	(504)

Interest Expense	(4)	(5)	(9)	(17)
Other Income (Expense)	1,163	(590)	2,016	(521)

Income Before Taxes	1,220	36	1,737	1,605

Income Tax Expense (Benefit), net	$(154)	$131	(122)	435

Net Income (Loss)	$1,374	$(95)	$1,859	$1,170

Deemed dividends on participating securities	(464)	-	(622)	(372)
Net income (loss) applicable to common shareholders	$910	$(95)	$1,237	$798
Basic income (loss) per share	$0.11	$(0.01)	$0.15	$0.09

Weighted Average Common Shares Outstanding - basic	8,101,223	8,491,803	8,204,994	8,472,739

Diluted income (loss) per share	$0.11	$(0.01)	$0.15	$0.09

Weighted Average Common Shares Outstanding - diluted	8,138,106	8,491,803	8,292,544	8,596,745

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	(Thousands)
	Nine months ended
	June 27, 2021	June 28, 2020

Cash Flows from Operating Activities:
Net Income	$1,859	$1,170

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	195	185
(Gain) Loss on Change in Fair Value of Warrants	(2,025)	504
Stock Compensation Expense	171	120
Deferred Tax	(81)	144
Accounts Receivable	1,570	89
Inventory	146	332
Prepaid Expenses	(95)	69
Leases	23	(32)
Accounts Payable and Accrued Expenses	(631)	(782)
Accrued Warranty Costs	(15)	65
Customer Advance Deposits	(1)	(3)
Increase (Decrease) In Accrued Estimated Loss On Contracts	-	-
Total Adjustments	(743)	691
Net Cash provided by Operating Activities	1,116	1,861

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(214)	(150)
Net Cash used in Investing Activities	(214)	(150)

Cash Flows provided by (used in) Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(44)	(54)
Borrowings from Credit Facility	-	127
Stock Repurchase	(800)	(64)

Net Cash (used in) provided by Financing Activities	(844)	9

Net Increase in Cash and Cash Equivalents	58	1,720
Cash and Cash Equivalents at Beginning of Period	4,700	1,068
Cash and Cash Equivalents at End of Period	$4,758	$2,788

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$3,688	$1,811
Operating Lease Liabilities	3,688	1,894
Treasury stock retired	1,000	-

Cash Transactions:
Cash Paid for Taxes	48	289
Cash Paid for Interest	9	16

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

	Three months ended June 27, 2021
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at March 28, 2021	8,854,261	480,667	$9	$(930)	$26,346	$(11,624)	$13,801
Stock Compensation Expense	-	-	-	-	57	-	57
Common Stock Repurchase (1)	-	38,599	-	(70)	-	-	(70)
Cancellation of Treasury Shares	(519,266)	(519,266)	(1)	1,000	(1,000)	-	(1)
Net income	-	-	-	-	-	1,374	1,374

Balance at June 27, 2021	8,334,995	-	$8	$-	$25,403	$(10,250)	$15,161

	Nine months ended June 27, 2021
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976
Stock Compensation Expense	-	-	-	-	171	-	171
Vested restricted stock units issued net of tax withholding	58,392	-	-	-	(44)	-	(44)
Common Stock Repurchase (1)	-	413,533	-	(800)	-	-	(800)
Cancellation of Treasury Shares	(519,266)	(519,266)	(1)	1,000	(1,000)	-	(1)
Net income	-	-	-	-	-	1,859	1,859

Balance at June 27, 2021	8,334,995	-	$8	$-	$25,403	$(10,250)	$15,161

	Three months ended June 28, 2020
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at March 29, 2020	8,495,869	-	$8	$-	$26,137	$(12,669)	13,476
Stock Compensation Expense	-	-	-		63	-	63
Restricted Board Shares Issued (2)	300,000	-	1	-	(1)	-	-
Common Stock Repurchase (1)	-	34,243	-	(64)	-	-	(64)
Net loss	-	-	-		-	(95)	(95)

Balance at June 28, 2020	8,795,869	34,243	$9	$(64)	$26,199	$(12,764)	$13,380

	Nine months ended June 28, 2020
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 29, 2019	8,436,422	-	$8	$-	$26,134	$(13,934)	12,208
Stock Compensation Expense	-	-	-		120	-	120
Vested restricted stock units issued net of tax withholding	59,447	-	-		(54)	-	(54)
Restricted Board Shares Issued (2)	300,000	-	1	-	(1)	-	-
Common Stock Repurchase (1)	-	34,243	-	(64)	-	-	(64)
Net income	-	-	-		-	1,170	1,170

Balance at June 28, 2020	8,795,869	34,243	$9	$(64)	$26,199	$(12,764)	$13,380

(1)	Common shares repurchased in the open market through June 27, 2021. Shares were held in treasury stock using the cost method and cancelled in June 2021.
(2)	100,000 restricted common shares issued to each of the Independent Board of Directors (Rimmy Maholtra, Dale Lehman, Larry Hagenbuch) on April 30, 2020 with 20% vesting as of each January 1 each year over a five year period. The value of the shares at issue date is $525,000 for 300,000 shares to be amortized over the vesting period.

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues are derived from the U.S. government, 28.3%, three major U.S. defense contractors, 29.7%, 12.4% and 6.0%, one commercial customer 6.8%, and all other customers, 16.8%. Approximately 90.5% of the total company revenue is generated from domestic customers and 9.5% is derived from foreign customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of June 27, 2021, Optex Systems Holdings operated with 85 full-time equivalent employees.

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

During the last twelve months, we have experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on the next twelve months. We have experienced a reduction of 29.6% in revenue volume during the first nine months of fiscal year 2021, as compared to the first nine months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. We have implemented several cost-saving initiatives during the first nine months, including reductions in force, employee compensation and discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the first nine months of fiscal year 2021.

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

Leases: On January 11, 2021 the Company executed amendments for each of the leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commences on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commences on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. Execution of the new lease amendments resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the nine months ended June 27, 2021. See also Note 4.

Inventory: As of June 27, 2021, and September 27, 2020, inventory included:

	(Thousands)
	June 27, 2021	September 27, 2020
Raw Material	$4,724	$5,506
Work in Process	3,768	3,214
Finished Goods	720	638
Gross Inventory	$9,212	$9,358
Less: Inventory Reserves	(567)	(567)
Net Inventory	$8,645	$8,791

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables for the period ended June 27, 2021 are derived from revenues of U.S. government agencies: 19%, six major U.S. defense contractors: 14%, 14%, 11%, 10%, 8%, and 6%, one commercial customer: 15%, and all other customers: 3%. The Company does not believe that this concentration results in undue credit risk because of the financial strength of and its long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of June 27, 2021, and September 27, 2020, the Company had warranty reserve balances of $68 thousand and $83 thousand, respectively.

	Three months ended		Nine months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Beginning balance	$63	$105	$83	$46

Incurred costs for warranties satisfied during the period	(4)	(16)	(71)	(16)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	9	22	18	78
Change in estimate for pre-existing warranty liabilities (2)	-	-	38	3
Warranty Expense	9	22	56	81

Ending balance	$68	$111	$68	$111

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.
(2)	Changes in estimated warranty liabilities for associated with the period end customer returned warranty backlog or repaired/replaced warranty units which were shipped to the customer during the period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three-year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and nine months ended June 27, 2021 and June 28, 2020, there was $120 thousand and $359 thousand in 2021 and $113 thousand and $339 thousand in 2020 in service contract revenue recognized over time.

During the three- and nine-month periods ended June 27, 2021 and June 28, 2020, there was zero and $1 thousand in 2021 and zero and $3 thousand in 2020 of revenue recognized from customer deposit liabilities (deferred contract revenue). As of June 27, 2021, there are no customer deposit liabilities. As of the nine months ended June 27, 2021, there are no sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of June 27, 2021 and September 27, 2020, Optex Systems, Inc. has a deferred tax asset valuation allowance of $1.0 million against deferred tax assets of $2.3 million for a net deferred tax asset of $1.3 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our outstanding warrants are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the three and nine months ended June 27, 2021, there were no declared dividends and $464 and $622 thousand in allocated undistributed earnings attributable to the participating warrants, respectively. During the three and nine months ended June 28, 2020, there were no declared dividends, and zero and $372 thousand in undistributed earnings attributable to participating warrants, respectively.

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

For the three months and nine months ended June 27, 2021, 99,000 unvested restricted stock units and 240,000 shares of unvested restricted stock (which convert to 36,883 and 87,550 incremental shares) were included in the diluted earnings per share calculation.

For the three months ended June 28, 2020, 182,000 unvested restricted stock units and 300,000 shares of unvested restricted stock (which convert to 210,112 incremental shares) were excluded from the diluted earnings per share calculation due to the net loss for the period. For the nine months ended June 28, 2020, 182,000 unvested restricted stock units and 300,000 shares of unvested restricted stock (which convert to 124,006 incremental shares) were included in the diluted earnings per share calculation.

For the three and nine-months ended June 27, 2021 and the three and nine-months ended June 28, 2020, 4,125,200 warrants were excluded from the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings.

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 86.5% domestic military customers and 13.5% foreign military customers. For the nine months ending June 27, 2021, the Optex segment revenue is derived from the U.S. government, 28%, and two major U.S. defense contractors representing 22% and 12%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of June 27, 2021, the Richardson facility operated with 53 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 29% and military sales to prime and subcontracted customers represent 71% of the external segment revenue. Approximately 82% of the AOC revenue is derived from external customers and approximately 18% is related to intersegment sales to Optex Systems in support of military contracts. For the nine months ended June 27, 2021, the AOC segment revenue from two major defense contractors represents approximately 8%, and 6% of the Company’s consolidated revenue, respectively, and revenue from one commercial customer represents 7% of the Company’s consolidated revenue.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of June 27, 2021, AOC operated with 32 full time equivalent employees in a single shift operation.

The financial tables below present the information for each of the reportable segment’s profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Three months ended June 27, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,126	$1,307	$-	$4,433
Intersegment revenues	-	41	(41)	-
Total Revenue	$3,126	$1,348	$(41)	$4,433

Interest expense	$-	$-	$4	$4

Depreciation and Amortization	$10	$57	$-	$67

Income (loss) before taxes	$328	$(214)	$1,106	$1,220

Other significant noncash items:
Allocated home office expense	$(177)	$177	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,167)	$(1,167)
Stock compensation expense	$-	$-	$57	$57
Warranty Expense	$-	$9	$-	$9

Segment Assets	$14,690	$6,498	$-	$21,188
Expenditures for segment assets	$(3)	$89	$-	$86

	Reportable Segment Financial Information (thousands)
	Three months ended June 28, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,851	$1,998	$-	$5,849
Intersegment revenues	-	421	(421)	-
Total Revenue	$3,851	$2,419	$(421)	$5,849

Interest expense	$-	$-	$5	$5

Depreciation and Amortization	$10	$51	$-	$61

Income before taxes	$97	$592	$(653)	$36

Other significant noncash items:
Allocated home office expense	$(170)	$170	$-	$-
Loss on Change in Fair Value of Warrants	$-	$-	$585	$585
Stock option compensation expense	$-	$-	$63	$63
Warranty Expense	$-	$22	$-	$22

Segment Assets	$13,602	$6,522	$-	$20,124
Expenditures for segment assets	$54	$-	$-	$54

	Reportable Segment Financial Information (thousands)
	Nine months ended June 27, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,958	$4,191	$-	$13,149
Intersegment revenues	-	937	(937)	-
Total Revenue	$8,958	$5,128	$(937)	$13,149

Interest expense	$-	$-	$9	$9

Depreciation and Amortization	$31	$164	$-	$195

Income (loss) before taxes	$351	$(459)	$1,845	$1,737

Other significant noncash items:
Allocated home office expense	$(530)	$530	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,025)	$(2,025)
Stock compensation expense	$-	$-	$171	$171
Warranty expense	$-	$56	$-	$56

Segment Assets	$14,690	$6,498	$-	$21,188
Expenditures for segment assets	$17	$197	$-	$214

	Reportable Segment Financial Information (thousands)
	Nine months ended June 28, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,917	$6,765	$-	$18,682
Intersegment revenues	-	1,202	(1,202)	-
Total Revenue	$11,917	$7,967	$(1,202)	$18,682

Interest expense	$-	$-	$17	$17

Depreciation and Amortization	$24	$161	$-	$185

Income before taxes	$1,148	$1,098	$(641)	$1,605

Other significant noncash items:
Allocated home office expense	$(510)	$510	$-	$-
Loss on change in fair value of warrants	$-	$-	$504	$504
Stock option compensation expense	$-	$-	$120	$120
Warranty Expense	$-	$81	$-	$81

Segment Assets	$13,602	$6,522	$-	$20,124
Expenditures for segment assets	$100	$50	$-	$150

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, as well as certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space. The previous lease expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of its Optex Systems, Richardson location lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% each year thereafter on April 1, each year. The initial term included 2 months of rent abatement for April and May 2021. The monthly rent includes approximately $11.6 thousand for additional Common Area Maintenance (CAM) fees and taxes, to be adjusted annually based on actual expenses incurred by the landlord.

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

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, which represented the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumed the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the nine months ended June 27, 2021.

As of June 27, 2021, the remaining minimum lease and estimated CAM payments under the non-cancelable office and facility space leases are as follows:

Non-cancellable Operating Leases

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2021 Base year lease	76	66	5	147	58
2022 Base year lease	308	234	5	547	237
2023 Base year lease	317	288		605	242
2024 Base year lease	327	296		623	247
2025 Base year lease	336	305		641	252
2026 Base year lease	346	313		659	257
2027 Base year lease	357	322		679	262
2028 Base year lease	241	330		571	188
2029 Base year lease	-	83		83	27
Total base lease payments	2,308	$2,237	$10	4,555	$1,770
Imputed interest on lease payments (1)	(363)	(408)	(1)	(772)
Total Operating Lease Liability(2)	$1,945	$1,829	$9	$3,783

Right-of-use Asset(3)	$1,889	$1,823	$9	$3,721

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021 and 7.5% on the remaining lease term for the Applied Optics Dallas facility through October 31, 2021.
(2)	Short-term and Long-term portion of Operating Lease Liability is $529 thousand and $3,254 thousand, respectively.
(3)	Includes $62 thousand of unamortized deferred rent.

Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended June 27, 2021 was $207 thousand and $569 thousand, respectively. Total facilities rental and CAM expense for both facility lease agreements as of the three and nine months ended June 28, 2020 was $187 thousand and $541 thousand, respectively.

Total office equipment rentals included in operating expenses was $6 thousand and $17 thousand for the three and nine months ended June 27, 2021, respectively. Total office equipment rentals included in operating expenses was $7 thousand and $19 thousand for the three and nine months ended June 28, 2020, respectively.

Note 5 - Debt Financing

Credit Facility

On April 16, 2020, the Company terminated its facility with Avidbank and entered into a new facility with BBVA USA.

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (and with the Company, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA (“BBVA”) The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is variable based on BBVA’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of June 27, 2021, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the facility was $377 thousand as of June 27, 2021 and September 27, 2020.

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

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 29, 2019	Period ended September 27, 2020	Period ended June 28, 2020	Period ended June 27, 2021
Exercise Price (1)	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$1.56	$1.96	$1.90	$1.53
Interest Rate (annual) (3)	1.63%	0.12%	0.17%	0.06%
Volatility (annual)	53.66%	51.67%	52.82%	44.35%
Time to Maturity (Years)	1.9	0.9	1.2	0.2
Calculated fair value per share	$0.49	$0.62	$0.62	$0.13

(1)	Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.
(2)	Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ended date.
(3)	Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Loss on Change in Fair Value of Warrant Liability			504
Fair Value as of period ended 6/28/2020	4,125,200	$0.62	2,540

Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Gain on Change in Fair Value of Warrant Liability			(2,025)
Fair Value as of period ended 6/27/2021	4,125,200	$0.13	$519

During the three and nine months ended June 27, 2021 and June 28, 2020, there were no new issues or exercises of existing warrants.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three months ended June 27, 2021. As of June 27, 2021, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2019	216,500	$1.29	—	—
Granted	50,000	$2.13	300,000	$1.75
Vested	(84,500)	$1.25	—	—
Forfeited	-	—	—	—
Outstanding at September 27, 2020	182,000	$1.54	300,000	$1.75
Granted	—	—	—	—
Vested	(83,000)	$1.49	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at June 27, 2021	99,000	$1.59	240,000	$1.75

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021	September 27, 2020

Restricted Shares	$26	$31	$79	$31	$368	$446
Restricted Stock Units	31	32	92	89	96	188
Total Stock Compensation	$57	$63	$171	$120	$464	$634

Note 8 Stockholders’ Equity

Dividends

As of the nine months ended June 27, 2021 and the twelve months ended September 27, 2020, there were no declared or outstanding dividends payable.

Common stock

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the nine months ended June 27, 2021, there were 413,533 common shares repurchased through the program at a cost of $800 thousand. As of June 27, 2021, the Company has repurchased 519,266 shares at a total cost of $1.0 million against the stock repurchase plan, with a remaining balance of zero. The shares have been returned to the treasury and were cancelled on June 14, 2021. A summary of the purchases under the plan follows:

(Thousands, except share and price per share data)

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan
May 24, 2020 through June 28, 2020	34,243	$63	$1.84	$937
June 29, 2020 through July 26, 2020	6,806	13	1.89	924
July 27, 2020 through August 23, 2020	10,688	21	1.96	903
August 23, 2020 through September 27, 2020	53,996	103	1.90	800
Total shares repurchases as of September 27, 2020	105,733	$200	1.89	800
			-
September 28, 2020 through October 25, 2020	20,948	42	2.01	758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	312
January 25, 2021 through February 21, 2021	52,180	101	1.94	211
February 22, 2021 through March 28, 2021	73,800	140	1.90	70
March 29, 2021 through April 19, 2021	38,599	70	1.82	-
Total shares repurchased as of June 27, 2021	519,266	$1,000	$1.93	$-

As of September 27, 2020, and June 27, 2021, the total outstanding common shares were 8,690,136 and 8,334,995, respectively.

As of September 27, 2020, and June 27, 2021, the total issued common shares were 8,795,869 and 8,334,995, respectively.

Note 9 Subsequent Events

July 2021 Ransomware Attack

On July 13, 2021, the Company experienced a ransomware attack. The Company isolated the source of the attack and restored normal operations with no material day-to-day impact to the Company or the Company’s ability to access its data. Sensitive data may have been breached, and the Company’s investigation of the attack is ongoing with assistance from outside experts and the Company is also working with the appropriate US Government officials.

On August 10, 2021, the Company issued 148,300 common shares to an investor on the excercise of warrants at $1.50 per share. The total amount of the transaction was $222,450.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis or Plan of Operations

This MD&A is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 27, 2020 and our reviewed but unaudited consolidated financial statements and footnotes thereto for the quarter ended June 27, 2021, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When non-GAAP measures are used in this MD&A, they are clearly identified as non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our total fiscal year 2021 revenues. We have realized a reduction of 29.6% in revenue volume during the first nine months of fiscal year 2021, as compared to the first nine months of fiscal year 2020. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. Any continued delays in customer orders over the next three months could further impact our total fiscal year 2021 revenue and profitability during the last quarter. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force, employee compensation and cuts in discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders beyond the three quarters of fiscal year 2021.

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

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by us for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination without cause by us and (iv) termination by Mr. Schoening for good reason (including breach by us of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the then outstanding securities of us or our successor changing ownership or a sale of all or substantially all of our assets, without the surviving entity assuming the obligations under the agreement). For a termination by us for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening shall be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by us without cause or by Mr. Schoening with good reason, Mr. Schoening shall also be paid nine months’ base salary in effect.

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

Stock & Warrant Repurchases

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the year ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. During the nine months ended June 27, 2021, there were 413,533 common shares repurchased through the program at a cost of $800 thousand. As of June 27, 2021, the Company has repurchased 519,266 shares at a total cost of $1.0 million against the stock repurchase plan, with a remaining balance of zero. The shares have been returned to the Treasury and subsequently cancelled on June 14, 2021.

July 2021 Ransomware Attack

On July 13, 2021, Optex Systems Holdings, Inc. (the “Company”) experienced a ransomware attack. The Company isolated the source of the attack and restored normal operations with no material day-to-day impact to the Company or the Company’s ability to access its data. Sensitive data may have been breached, and the Company’s investigation of the attack is ongoing with assistance from outside experts and the Company is also working with the appropriate US Government officials.

Recent Orders

●	On November 12, 2019, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $2.3 Million over a five-year period.

●	On December 3, 2019 the Company announced a shared award for a maximum of $35 Million for Improved Commander Weapon System (ICWS) periscopes under a three-year Indefinite Delivery - Indefinite Quantity (IDIQ) contract with two additional optional years. Optex and another recipient have been awarded this shared award from Defense Logistics Agency, Land and Maritime. Each company’s portion of the award will depend on price and performance over the ordering periods.

●	On January 22, 2020, the Company announced it has been awarded a $1.1 Million order as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On January 27, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $3.6 million over a five-year period.

●	On February 18, 2020, the Company announced a multi-year Indefinite Delivery Indefinite Quantity (IDIQ) award from Defense Logistics Agency Land and Maritime for periscopes for up to $9.2 million over a five-year period.

●	On August 3, 2020, the Company announced a $2.0 Million order from a U. S. prime contractor for optical subassemblies for shipments starting in 2021.

●	On January 11, 2021, the Company announced a contract for Laser Protected Periscopes for a base period of three years plus two one-year option years, not to exceed $14.4 million pursuant to an Indefinite Delivery - Indefinite Quantity (IDIQ) contract.

●	On August 3, 2021, the Company announced a contract award of $8.4 million as part of a twenty-four-month purchase order for laser filters manufactured at the (AOC) Division of Optex Systems, Inc.

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

The tables below summarize our three and nine-month operating results for the periods ended June 27, 2021 and June 28, 2020, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader to have a “complete picture” of our overall performance.

	(Thousands)
	Three months ended		Nine months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020

Net Income (Loss) (GAAP)	$1,374	$(95)	$1,859	$1,170
Add:
(Gain) Loss on Change in Fair Value of Warrants	(1,167)	585	(2,025)	504
Federal Income Tax (Benefit) Expense	(154)	131	(122)	435
Depreciation	67	61	195	185
Stock Compensation	57	63	171	120
Interest Expense	4	5	9	17
Adjusted EBITDA - Non GAAP	$181	$750	$87	$2,431

Our adjusted EBITDA decreased to $0.2 million during the three months ended June 27, 2021 as compared to $0.7 million during the three months ended June 28, 2020. Adjusted EBITDA for the nine-month period ended June 27, 2021 decreased to $0.1 million from $2.4 million in the prior year nine-month period. The decrease in the three and nine-month periods is primarily driven by lower revenue and gross margin across both operating segments. Operating segment performance is discussed in greater detail throughout the following sections.

During the three months ended June 27, 2021, we recognized a gain on the change in fair value of warrants of $1.2 million as compared to a loss of $0.6 million in the prior year three-month period. During the nine months ended June 27, 2021, we recognized a gain on the change in fair value of warrants of $2.0 million as compared to a loss of $0.5 million in the prior year nine-month period. As this is a non-cash (gain) loss driven by the current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found under “Other (Expense) Income” in the three months comparative narratives of this report, as well as in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment and its ability to perform in subsequent periods. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three and nine months ended June 27, 2021 and June 28, 2020 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

	Three months ended
	June 27, 2021				June 28, 2020
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,126	$1,307	$-	$4,433	$3,851	$1,998	$-	$5,849
Intersegment Revenues	-	41	(41)	-	-	421	(421)	-
Total Segment Revenue	3,126	1,348	(41)	4,433	3,851	2,419	(421)	5,849

Total Cost of Sales	2,436	1,292	(41)	3,687	3,271	1,518	(421)	4,368

Gross Margin	690	56	-	746	580	901	-	1,481
Gross Margin %	22.1%	4.2%	-	16.8%	15.1%	37.2%	-	25.3%

General and Administrative Expense	539	93	57	689	653	139	63	855
Segment Allocated G&A Expense	(177)	177	-	-	(170)	170	-	-
Net General & Administrative Expense	362	270	57	689	483	309	63	855

Operating Income (Loss)	328	(214)	(57)	57	97	592	(63)	626
Operating Income (Loss) %	10.5%	(15.9%)	-	1.3%	2.5%	24.5%	-	10.7%

(Loss) Gain on Change in Fair Value of Warrants	-	-	1,167	1,167	-	-	(585)	(585)
Interest Expense	-	-	(4)	(4)	-	-	(5)	(5)

Net Income (Loss) before taxes	$328	$(214)	$1,106	$1,220	$97	$592	$(653)	$36
Net Income (Loss) %	10.5%	(15.9%)	-	27.5%	2.5%	24.5%	-	0.6%

	Nine months ended
	June 27, 2021				June 28, 2020
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$8,958	$4,191	$-	$13,149	$11,917	$6,765	$-	$18,682
Intersegment Revenues	-	937	(937)	-	-	1,202	(1,202)	-
Total Segment Revenue	8,958	5,128	(937)	13,149	11,917	7,967	(1,202)	18,682

Total Cost of Sales	7,438	4,689	(937)	11,190	9,390	5,926	(1,202)	14,114

Gross Margin	1,520	439	-	1,959	2,527	2,041	-	4,568
Gross Margin %	17.0%	8.6%	-	14.9%	21.2%	25.6%	-	24.5%

General and Administrative Expense	1,699	368	171	2,238	1,889	433	120	2,442
Segment Allocated G&A Expense	(530)	530	-	-	(510)	510	-	-
Net General & Administrative Expense	1,169	898	171	2,238	1,379	943	120	2,442

Operating Income (Loss)	351	(459)	(171)	(279)	1,148	1,098	(120)	2,126
Operating Income (Loss) %	3.9%	(9.0%)	-	(2.1%)	9.6%	13.8%	-	11.4%

(Loss) Gain on Change in Fair Value of Warrants	-	-	2,025	2,025	-	-	(504)	(504)
Interest Expense	-	-	(9)	(9)	-	-	(17)	(17)

Net Income (Loss) before taxes	$351	$(459)	$1,845	$1,737	$1,148	$1,098	$(641)	$1,605
Net Income (loss) before taxes %	3.9%	(9.0%)	-	13.2%	9.6%	13.8%	-	8.6%

Our total revenues decreased by $1.4 and $5.5 million or 24.2% and 29.6% during the three and nine months ended June 27, 2021, respectively, as compared to the three and nine months ended June 28, 2020. Decreased revenue during the three and nine months was driven by decreased external revenue of $0.7 and $3.0 million at the Optex Richardson and $0.7 and $2.5 million the Applied Optics Center, respectively, over the prior year period. We have experienced a reduction in customer demand driven by the pandemic, combined with shifting priorities in domestic and foreign military spending. While we are optimistic that our customer orders will return to pre-pandemic levels over the next twelve months, we currently anticipate a 30-32% reduction in our total fiscal year performance in 2021 as compared to the fiscal year performance of 2020.

Consolidated gross margin decreased by $0.7 million and $2.6 million, or 49.6% and 57.1%, respectively during the three and nine-months ending June 27, 2021 as compared to the prior year period. The decreased margin during the three and nine-month periods is primarily attributable lower revenue across both segments, changes in product mix toward less profitable product groups, and unfavorable manufacturing overhead adjustments on reduced production volume. Optex Systems-Richardson, and the Applied Optics Center-Dallas, have substantial fixed manufacturing costs that are not easily adjusted as production levels decline. We have implemented cost reduction measures during the first and second quarters of fiscal year 2021, but do not expect to mitigate the impact of the revenue reductions on the operating gross margin for the year.

Our operating income decreased by $0.5 million and $2.4 million in the three and nine months ended June 27, 2021, to income of $0.1 million and a loss of ($0.3) million, as compared to the prior year period operating income of $0.6 million and $2.1 million, respectively. The decreased three and nine-month operating income is primarily driven by lower revenue and lower gross margin during the quarter with slightly lower general and administrative costs of $0.2 during the current year three and nine-month period.

Backlog

Backlog as of June 27, 2021, was $12.9 million as compared to a backlog of $16.3 million as of September 27, 2020, representing a decrease of $3.4 million or 20.9%. During the nine months ended June 27, 2021 the Company booked $9.8 million in new orders as compared to $14.0 million during the nine months ended June 28, 2020.

We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next three to six months. Subsequent to the period ended June 27, 2021, the Company has booked an additional $11.7 million in customer orders, including a new contract award of $8.4 million announced on August 3, 2021, as part of a twenty-four-month purchase order for laser filters manufactured at the Applied Optics Center segment.

The following table depicts the current expected delivery by period of all contracts awarded as of June 27, 2021 in millions of dollars:

	(Millions)
Product Line	2021 Delivery	2022+ Delivery	Total Backlog 6/27/2021	Total Backlog 9/27/2020	Variance	% Chg
Periscopes	$2.2	$1.9	$4.1	$5.3	$(1.2)	(22.6)%
Sighting Systems	0.2	1.1	1.3	2.9	(1.6)	(55.2)%
Howitzer	-	2.3	2.3	2.5	(0.2)	(8.0)%
Other	0.7	0.3	1.0	2.5	(1.5)	(60.0)%
Optex Systems - Richardson	3.1	5.6	8.7	13.2	(4.5)	(34.1)%
Applied Optics Center - Dallas	1.6	2.6	4.2	3.1	1.1	35.5%
Total Backlog	$4.7	$8.2	$12.9	$16.3	$(3.4)	(20.9)%

During the last 15 months, we experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. Due to the pandemic, we have experienced a significant slowdown in the U.S. government procurement process increasing the cycle time from contract bid proposal requests to final contract award by three to nine months. We believe many of the delays are process driven as government agencies adapt to new remote work environments, combined with constraints created by travel restrictions, impeding product testing, inspection and overall program management coordination. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues.

We have experienced a reduction of 29.6% in revenue volume during the first nine months of fiscal year 2021, as compared to the first nine months of fiscal year 2020, and expect this trend to continue through the fourth quarter. We have implemented several cost-saving initiatives during the first and second quarters, including reductions in force and employee compensation combined with cuts in other discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders at the Optex Richardson segment beyond the first three quarters of fiscal year 2021.

Optex Systems - Richardson:

During the nine months ended June 27, 2021, backlog for the Optex Systems Richardson segment decreased by $4.5 million, or 34.1%, to $8.7 million from the fiscal year-end backlog of $13.2 million. Decreased backlog in sighting systems, howitzers, and other product groups is primarily driven by shipments against several of our long running Commander Weapon Sighting Systems “CWSS”, Digital Day and Night Sighting Systems “DDAN” and Muzzle Reference Sensor Collimator Assembly “MRS” contracts. Decreases in the periscope backlog is primarily driven by shipments against our ICWS glass periscope order during the current fiscal year, completing the contract.

During the nine months ended June 27, 2021 we booked new periscope orders of $4.1 million, as compared to $5.9 million booked during the prior year nine-month period ended June 28, 2020. On January 11, 2021, the Company announced a contract for Laser Protected Periscopes for a base period of three years plus two one-year option years, not to exceed $14.4 million pursuant to an Indefinite Delivery - Indefinite Quantity (IDIQ) contract. We anticipate additional periscope contracts in addition to task order awards against our existing nine active IDIQ contracts for delivery in 2022 and beyond.

During the nine months ended June 27, 2021, there was $0.5 in new orders booked for sighting systems and other products, as compared to $3.0 million booked during the nine months ended June 28, 2020.

Applied Optics Center – Dallas

During the nine months ended June 27, 2021, the Applied Optics Center backlog increased by $1.1 million, or 35.5%, to $4.2 million from the fiscal year end level of $3.1 million. During the nine months ended June 27, 2021, the Applied Optics Center booked new orders of $5.2 million as compared to $5.1 million in the prior year nine- month period. We are seeing increases in demand and proposal activity for both laser coated filters and optical assemblies and anticipate additional order bookings for both our commercial and military products for deliveries beginning in fiscal year 2022. Subsequent to the fiscal period ended June 27, 2021, the Applied Optics Center has booked additional orders of $9.9 million, inclusive of the new $8.4 million award announced on August 3, 2021.

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

Three Months Ended June 27, 2021 Compared to the Three Months Ended June 28, 2020

Revenues. In the three months ended June 27, 2021, revenues decreased by $1.4 million or 24.2% from the respective prior period in fiscal year 2020 as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	June 27, 2021	June 28, 2020	Variance	% Chg
Periscopes	$1,686	$2,929	$(1,243)	(42.4)
Sighting Systems	789	185	604	326.5
Howitzers	-	-	-	-
Other	650	737	(87)	(11.8)
Optical Systems - Richardson	3,126	3,851	(725)	(18.8)
Applied Optics Center - Dallas	1,307	1,998	(691)	(34.6)
Total Revenue	$4,433	$5,849	$(1,417)	(24.2)

Revenue on our periscope line decreased by $1.2 million or 42.4% on lower customer demand during the three months ended June 27, 2021 as compared to the three months ended June 28, 2020.

Sighting systems revenue for the three months ending June 27, 2021 increased by $0.6 million or 326.5% from revenues in the prior year period on shipments against our CWSS programs not in the prior year three-month period.

Other product revenue decreased by $0.1 million, or 11.8% during the three months ending June 27, 2021 as compared to the prior year period due to lower contract demand on MRS collimators and cell assemblies.

Applied Optics Center revenue decreased $0.7 million or 34.6% during the three months ended June 27, 2021 as compared to the three months ended June 28, 2020. The lower revenue was primarily driven by lower customer orders across coated filter and optical assembly lines.

Gross Margin. The gross margin during the three-month period ending June 27, 2021 was 16.8% of revenue as compared to a gross margin of 25.3% of revenue for the period ending June 28, 2020. The decreased margin during the three-month period is primarily attributable lower revenue across both segments and unfavorable manufacturing overhead adjustments on reduced production volume. Cost of sales decreased to $3.7 million for the current period as compared to the prior year period of $4.4 million on lower period revenue.

G&A Expenses. During the three months ended June 27, 2021 and June 28, 2020, we recorded operating expenses of $689 thousand and $855 thousand, respectively. Operating expenses decreased by 19.4% between the respective periods primarily due to lower spending in salaries and office supplies.

Operating (Loss) Income. During the three months ended June 27, 2021, we recorded operating income of $57 thousand, as compared to operating income of $626 thousand during the three months ended June 28, 2020. The $569 million decrease in operating income in the current year period over the prior year period is primarily due to decreased revenue and gross margin.

Other (Expense) Income. During the three months ended June 27, 2021, we recognized a $1.2 million gain on change in the fair value of warrants as compared to a $0.6 million loss in three months ending June 28, 2020. The current period gain in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net (Loss) Income applicable to common shareholders. During the three months ended June 27, 2021, we recorded net income applicable to common shareholders of $0.9 million as compared to a net loss applicable to common shareholders of $0.1 million during the three months ended June 28, 2020. The change in net income of $1.0 million is primarily attributable to a reduction in operating profit of ($0.6) million, changes in the fair value of warrants of $1.8 million, decreased income tax expense of $0.3 million between the respective periods, offset by a reduction in deemed dividends on participating warrants of ($0.5) million not in the current year period. There were no deemed dividends in the prior year period due to the net loss.

Nine months Ended June 27, 2021 Compared to the Nine months Ended June 28, 2020

Revenues. In the nine months ended June 27, 2021, revenues decreased by $5.5 million or 29.6% from the respective prior period in fiscal year 2020 as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	June 27, 2021	June 28, 2020	Variance	% Chg
Periscopes	$5,253	$8,257	$(3,004)	(36.4)
Sighting Systems	1,973	560	1,413	252.3
Howitzers	200	-	200	100.0
Other	1,532	3,100	(1,568)	(50.6)
Optical Systems - Richardson	8,958	11,917	(2,959)	(24.8)
Applied Optics Center - Dallas	4,191	6,765	(2,574)	(38.0)
Total Revenue	$13,149	$18,682	$(5,533)	(29.6)

Revenue on our periscope line decreased by $3.0 million or 36.4% on lower customer demand during the nine months ended June 27, 2021 as compared to the nine months ended June 28, 2020.

Sighting systems revenue for the nine months ending June 27, 2021 increased by $1.4 million or 252.3% from revenues in the prior year period on shipments against our DDAN spares and CWSS programs not in the prior year nine-month period.

Other product revenue decreased by $1.6 million, or 50.6% during the nine months ending June 27, 2021 as compared to the prior year period due to lower contract demand on MRS collimators and cell assemblies.

Applied Optics Center revenue decreased $2.6 million or 38.0% during the nine months ended June 27, 2021 as compared to the nine months ended June 28, 2020. The lower revenue was primarily driven by lower customer orders across coated filter and optical assembly lines. We expect revenue for the Applied Optics Center to increase in the next quarter on higher customer demand for optical assemblies and laser filter units.

We have experienced a reduction in customer demand driven by the pandemic, combined with shifting priorities in domestic and foreign military spending. While we are optimistic that our customer orders will return to pre-pandemic levels over the next twelve months, we currently anticipate a 30-32% reduction in our total fiscal year performance in 2021 as compared to the fiscal year performance of 2020.

Gross Margin. The gross margin during the nine-month period ending June 27, 2021 was 14.9% of revenue as compared to a gross margin of 24.5% of revenue for the period ending June 28, 2020. The decreased margin during the nine-month period is primarily attributable lower revenue across both segments and unfavorable manufacturing overhead adjustments on reduced production volume. Cost of sales decreased to $11.2 million for the current period as compared to the prior year period of $14.1 million on lower period revenue.

G&A Expenses. During the nine months ended June 27, 2021 and June 28, 2020, we recorded operating expenses of $2.2 million and $2.4 million, respectively. Operating expenses decreased by 8.4% between the respective periods primarily due to lower spending in salaries and office supplies.

Operating (Loss) Income. During the nine months ended June 27, 2021, we recorded an operating loss of $0.3 million, as compared to operating income of $2.1 million during the nine months ended June 28, 2020. The $2.4 million decrease in operating income in the current year period over the prior year period is primarily due to decreased revenue and gross margin, offset by slightly lower general and administrative spending in the current year as compared to the prior year period.

Other (Expense) Income. During the nine months ended June 27, 2021, we recognized a $2.0 million gain on change in the fair value of warrants as compared to a $0.5 million loss in the nine months ending June 28, 2020. The $2.5 million change in the fair value of warrants is primarily attributable to changes in the common stock volatility, US treasury rates, stock price and remaining warrant term from the prior period end. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 6 – Warrant Liability”.

Net Income applicable to common shareholders. During the nine months ended June 27, 2021, we recorded a net income applicable to common shareholders of $1.2 million as compared to a net income applicable to common shareholders of $0.8 million during the nine months ended June 28, 2020. The increase in net income of $0.4 million is primarily attributable to a reduction in operating profit of ($2.4) million, changes in the fair value of warrants of $2.5 million, decreased income tax expense of $0.6 million between the respective periods and an increase in deemed dividends on participating warrants of ($0.3) million not in the current year period.

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

On January 11, 2021 the Company executed amendments for each of the leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commences on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commences on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately ($3.7) million during the nine months ended June 27, 2021.

As of June 27, 2021, the Company had working capital of $12.3 million, as compared to $11.7 million as of September 27, 2020. During the nine months ended June 27, 2021, the Company generated an operating loss of ($0.3) million as compared to operating income of $2.1 million for the nine-month period ending June 27, 2021. The Company’s adjusted EBITDA decreased by $2.3 million during the nine months ended June 27, 2021 from $2.4 million to ($0.1) million. Backlog as of June 27, 2021 has decreased by $3.4 million or 20.9% to $12.9 million as compared to a backlog of $16.3 million as of September 27, 2020. We believe the COVID-19 pandemic is a driving factor in lower contract awards and reduced backlog, as many customers and agencies adapt to remote work arrangements, limited travel and slower Defense Contract Management Agency (DCMA) and Defense Contract Audit Agency (DCAA) responses to solicitations, price audits and contract awards. In addition, the most recent U.S. Department of Defense Budget Request reflects a shift in military priorities away from ground system vehicles to other military agencies. We have experienced a recent increase in proposal requests, and anticipate an increase in orders over the next three to six months. Subsequent to the period ended June 27, 2021, the Company has booked an additional $11.7 million in customer orders, including a new contract award of $8.4 million announced on August 3, 2021, as part of a twenty-four-month purchase order for laser filters manufactured at the Applied Optics Center segment.

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

During the previous twelve months, we have experienced a significant reduction in new orders and ending customer backlog across all but one of our product lines. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with some shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. We experienced a 29.6% reduction in revenue volume during the first nine months of fiscal year 2021, as compared to the first nine months of fiscal year 2020. We have experienced a reduction in customer demand driven by the pandemic, combined with shifting priorities in domestic and foreign military spending. While we are optimistic that our customer orders will return to pre-pandemic levels over the next twelve months, we currently anticipate a 30-32% reduction in our total fiscal year performance in 2021 as compared to the fiscal year performance of 2020. We have experienced a recent increase in contract awards and proposal requests, and anticipate an increase in orders over the next six to twelve months, however the timing and nature of new orders in the near term cannot be determined. We have implemented several cost-saving initiatives during the first nine months, including reductions in force and employee compensation combined with cuts in other discretionary spending. We are reviewing additional cost reductions during the next sixty to ninety days as required to further minimize the impact of any sustained delays in customer orders at the Optex Richardson segment beyond the first three quarters of fiscal year 2021.

We have not received and are not presently seeking any financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other COVID-19 related federal or state programs beyond the Families First Coronavirus Response Act (FFCRA) tax credit which is available to cover paid sick or family leave for our effected employees. Our current backlog and working capital position remain healthy with additional unused working capital available. On April 16, 2020, we executed a two-year $2.25 million revolving credit facility with BBVA USA, replacing the existing $2.25 million AvidBank line of credit which expired on April 21, 2020. Optex intends to use this revolving credit facility to support working capital for the Company’s continuing operations and growth needs during the next twelve months. While we anticipate the possibility of some additional unforeseen operational impacts related to the pandemic, we believe we are in a strong position to minimize any significant adverse impact to working capital during the next twelve months.

The Company has historically funded its operations through working capital, convertible notes, stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At June 27, 2021, the Company had approximately $4.8 million in cash and an outstanding payable balance of $0.4 million against our working line of credit. The line of credit allowed for borrowing up to a maximum of $2.25 million. As of June 27, 2021, our outstanding accounts receivable was $1.4 million. The Company anticipates an operating loss for the fiscal 2021 year, but is projecting a positive cash flow from operating activities through the last quarter of 2021. Successful transition to attaining and maintaining profitable operations is dependent upon maintaining a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements, COVID-19 or other program delays combined with increasing inventory and production costs required to support the backlog could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

As of September 27, 2020, and June 27, 2021, there are no outstanding declared and unpaid dividends.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of June 27, 2021, the Company has repurchased 519,266 common shares at a cost of $1 million. The shares were held in Treasury Stock at cost and cancelled in June 2021.

Cash Flows for the Period from September 27, 2020 through June 27, 2021

Cash and Cash Equivalents: As of June 27, 2021, and September 27, 2020, we had cash and cash equivalents of $4.8 and $4.7 million, representing a net increase of $0.1million.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the nine months from September 27, 2020 to June 27, 2021 totaled $1.1 million. The primary sources of cash during the period relate to collections of accounts receivable of $1.6 million, offset by decreases in accounts payable of (0.6) million and changes in other working capital $0.1 million.

Net Cash Used in Investing Activities. In the nine months ended June 27, 2021, cash used in investing activities was $0.2 million for purchases of equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.84 million during the nine months ended June 27, 2021 and relate to the repurchases of common stock of $0.80 million as part of our stock repurchase plan and payments for taxes of $0.04 for net settled restricted stock units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 27, 2021, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 27, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the nine months ended June 27, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has not experienced any significant disruptions in controls over financial reporting as a result of COVID-19.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 27, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

