Form 10-K
period 2021-10-03
Optex Systems Holdings Inc
filed 2021-12-20
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 000-54114

OPTEX SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0609531
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1420 Presidential Drive
Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 4,984,863 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQB on March 28, 2021 was $9,172,148.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 17, 2021
Common Stock	8,460,270

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K by Optex Systems Holdings, Inc. (“Optex Systems Holdings,” the “Company,” “we,” “us,” or “our”), in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements.

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; backlog; follow-on orders; the impact of the COVID-19 pandemic; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Some of these risks and uncertainties are identified in “Item 1A Risk Factors” in this Annual Report on Form 10-K and you are urged to review that section. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Annual Report on Form 10-K.

PART I

Item 1 Description of Business

Background

Current Line of Business

We manufacture optical sighting systems and assemblies, primarily for Department of Defense applications. Our products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

We continue to field new product opportunities from both domestic and international customers. We believe that given continuing unrest in multiple global hot spots, the need for precision optics continues to increase. Most of these requirements are for observation and situational awareness applications; however, we continue to see requests for higher magnification and custom reticles in various product modifications. The basic need to protect the soldier while providing information about the mission environment continues to be the primary driver for these requirements.

Recent Events

Amended and Restated Employment Agreement for Danny Schoening

The Company entered into an amended and restated employment agreement with Danny Schoening dated December 1, 2021. The term of the agreement commenced as of December 1, 2021 and the current term ends on November 30, 2022. Mr. Schoening’s base salary is $296,031 per annum. Mr. Schoening will be eligible for a performance bonus based upon a rolling three-year operating plan adopted by the Company’s Board of Directors (the “Board”). The bonus will be based on operating metrics decided annually by our Board and tied to such three-year plan. The target bonus equates to 30% of Mr. Schoening’s base salary. Our Board will have discretion in good faith to alter the performance bonus upward or downward by 20%. The amended and restated employment agreement also served to amend Mr. Schoening’s Restricted Stock Unit (“RSU”) Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement. For additional information on the amended and restated employment agreement, please see “Item 11. Executive Compensation – Employment Agreements - Danny Schoening,” which disclosure is incorporated by reference herein.

Renewal of Employment Agreement for Karen Hawkins

On February 1, 2021, the employment agreement for Karen Hawkins, CFO, auto-renewed for an additional 18-month period, expiring on June 30, 2022. The contract automatically renews for subsequent 18-month periods unless Ms. Hawkins or the Company give notice of termination at least 90 days before the end of the term then in effect.

Stock & Warrant Repurchases

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. As of September 27, 2020 there were 105,733 shares held in treasury purchased under the June 2020 stock repurchase program. The Company purchased a total of 519,266 shares under the program through April 2021, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program.

During the twelve months ended October 3, 2021, there were 449,088 common shares repurchased through the repurchase programs at a cost of $869 thousand. As of October 3, 2021, there were 35,555 shares held in treasury purchased under the September 2021 stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

July 2021 Ransomware Attack

On July 13, 2021, the Company experienced a ransomware attack. Information regarding the attack was communicated to the appropriate U.S. government officials. The Company isolated the source of the attack and restored normal operations with no material day-to-day impact to the Company or the Company’s ability to access its data. As part of our normal disaster recovery procedures, we were able to restore our systems with clean back-ups. Sensitive data may have been breached, but we did not uncover any evidence of comprised data. We did not communicate with the attackers and engaged a third-party recovery and monitoring service to assist with the investigation and prevention of future attacks. Subsequent to the event, we have enhanced our IT security to minimize future occurrences.

Recent Orders

●	On January 11, 2021, the Company announced a contract for Laser Protected Periscopes for a base period of three years plus two one-year option years, not to exceed $14.4 million pursuant to an Indefinite Delivery - Indefinite Quantity (IDIQ) contract.

●	On August 2, 2021, the Company announced a contract award of $8.4 million as part of a twenty-four-month purchase order for laser filters manufactured at the (AOC) Division of Optex Systems, Inc.

●	On September 21, 2021, the Company announced a $3 million order to be delivered over the next twelve months as part of a multi-year strategic supplier agreement with a domestic commercial manufacturer of premium optical devices. The products will be manufactured at the (AOC) Division of Optex Systems, Inc.

●	On September 27, 2021, the Company announced an initial $1.4 million order against a 5 Year Indefinite Delivery Indefinite Quantity contract for laser protected periscopes from a U.S. Defense agency customer with deliveries starting in 2022 and concluding in 2023 for this initial release.

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

On August 31, 2020, the Company announced it is now offering mil-spec quality High Efficiency Anti-Reflective Coatings for Infrared applications in both the military and commercial markets. These coatings are manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc. in Dallas, Texas. During the twelve months ended October 3, 2021, AOC booked new orders of $199 thousand for the new products and an additional order of $52 thousand during October 2021. We anticipate continued revenue growth from the new offering in the current fiscal year.

We deliver high volume products, under multi-year contracts, to large defense contractors and government customers. Increased emphasis in the past several years has been on new opportunities to promote and deliver our products in foreign military sales, where U.S.-manufactured, combat and wheeled vehicles, are supplied (and upgraded) in cooperation with the U.S. Department of Defense. We have a reputation for quality and credibility with our customers as a strategic supplier. We also anticipate the opportunity to integrate some of our night vision and optical sights products into commercial applications.

Specific product categories by product line include:

Product Line	Product Category
Periscopes	Laser & Non-Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors, Optical Weapon System Support and Maintenance, Commander Weapon Station Sight (CWSS)

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device, XM10 Aiming Circle

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	Laser Interference Filter, Optical Assemblies, Laser Filter Units, Day Windows, Binoculars, Specialty Thin Film Coatings.

Contracts

Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”. Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Our government contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” for contract or statement of work changes effecting cost or time of performance. In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort. This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete.

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding for a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of November 22, 2021, approximately 1% of our material requirements are single-sourced across 9 suppliers representing approximately 8% of our active supplier order values. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs. See “Item 1.A. Risk Factors – Risks Relating to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of certain supplier risks we face, which description is incorporated herein by reference.

Approximately 83% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

The aforementioned licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of November 17, 2021):

	Fiscal Year	Number of	Total Contract Value of
Active ITAR Licenses	of Expiration	Licenses	Licenses

DSP-5
Issued 2018	2022	8	2,742,658
Issued 2019	2023	4	20,934,845
Issued 2020	2024	3	51,365
Issued 2021	2025	_3	232,630
Total DSP-5 Licenses		18	$23,961,498

DSP-6 (no active licenses)	N/A	—	$—

DSP-73
Issued in 2019	2023	1	$4,000
Total DSP-73 Licenses		1	$4,000

BIS-711
Issued in 2018	2022	4	$113,907
Issued in 2019	2023	4	3,416
Issued in 2020	2024	5	92,554
Issued in 2021	2025	4	323,911
Total BIS-711 Licenses		17	$533,788

Total All Licenses		36	$24,499,286

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

The terms of our material contracts as of November 17, 2021, are as follows:

	Customer	Contract	Total Award Value(2)	Remaining Value(3)	Delivery
Customer	PO/Contract	Type(1)	(millions)	(millions)	Period

US Prime Contractor(1)	Subcontract	FFPQ	$1.6	$0.1	Dec 2017- Feb 2022
Periscopes	PO 35506523

US Prime Contractor(2)	Subcontract	FFPQ	$3	$1.1	Oct 2017- Mar 2024
Sighting Systems	PO 35515590

DLA Land and Maritime(3)	Prime	IDIQ	$0.9	$0.4	Feb 2020 - Jun 2022
Periscopes	SPE7LX-18-D-0108

US Prime Contractor(4)	Subcontract	FFPQ	$2.6	$0.3	Aug 2017- Feb 2022
Day Windows (AOC)	PO 40269398

DLA Land and Maritime(5)	Prime	IDIQ	$0.2	$0.1	Feb 2021 - Apr 2022
Periscopes	SPE7LX-19-D-0089

DLA Land and Maritime(6)	Prime	IDIQ	$0.6	$0.4	Dec 2021 - July 2022
Periscopes	SPE7LX-20-D-0020

DLA Land and Maritime(7)	Prime/Shared	IDIQ	$-	$-	No task awards have
Glass Periscopes	SPE7MX-20-D-0012				been released

DLA Land and Maritime(8)	Prime	IDIQ	$-	$-	No task awards as of
Periscopes	SPE7MX-20-D-0028				current date

DLA Land and Maritime(9)	Prime	IDIQ	$-	$-	No task awards as of
Periscopes	SPE7MX-20-D-0032				current date

U.S. Prime Contractor(10) XM10 Aiming Circles	Subcontract PO 63659	FFPQ	$2.3	$2.3	Jul 2021- Oct 2023

DLA Land and Maritime(11)	Prime	IDIQ	$0.8	$0.4	Sept 2021 - Jan 2022
Periscopes	SPE7LX-21-D-0057

U.S. Prime Contractor(12) Laser Filter Units (AOC)	Subcontract PO 631537	FFPQ	$8.4	$8.3	Aug 2021 - Oct 2023

Commercial Customer(13) Optical Assemblies (AOC)	Subcontract PO26071, 26077	FFPQ	$3	$3	Dec 2021 - June 2022

US Prime Contractor(14) Periscopes	Subcontract PO 40389248,40389250	FFPQ	$1.4	$1.4	Feb 2022 - Mar 2023

(1)	Contract quantity awarded on December 2, 2016 for laser protected periscopes installed on Light Armored Vehicles in the Middle East.

(2)	The original three-year contract was awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The contract includes option years to extend the period of performance through 2035 if awarded. The current contract option extends the in-service support through March 2024 for their existing fleet of Light Armored Vehicles.
(3)	Contract awarded September 5, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years.
(4)	Contract awarded February 6, 2017 with an additional quantity executed on January 24, 2019. This is a Firm Fixed Price order for Day Windows manufactured at the Applied Optics Center for delivery through March 2022.
(5)	Contract awarded March 4, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years.
(6)	Contract awarded on November 12, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $2.3 million.
(7)	Contract awarded on December 5, 2019. This is a shared long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years and a maximum of value $35 million for Improved Commander Weapon System (ICWS) periscopes. As of October 3, 2021, there have been no task orders released against the base contract award.
(8)	Contract awarded on January 24, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $3.6 million. As of October 3, 2021, there have been no task orders released against the base contract award.
(9)	Contract awarded on February 12, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $9.2 million. As of October 3, 2021, there have been no task orders released against the base contract award.
(10)	Purchase Order by a U.S. prime contractor in support of government contract W15QKN-16-D-0055 for Aiming Circle optical subassemblies. The purchase order was awarded on July 30, 2020 for $2 million and amended to $2.3 million on 9/14/2020 and includes non-recurring engineering and first article testing during fiscal year 2021, with production deliveries from November 2021 through October 2023.
(11)	Contract awarded on January 6, 2021. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $14.4 million.
(12)	Purchase Order awarded August 3, 2021 by a U.S. prime contractor in support of U.S. government contracts. Award includes first article inspection in August 2021 and production deliveries commencing in September 2021 through October 2023.
(13)	Purchase Orders awarded September 8, 2021 and September 21, 2021 by a commercial customer.
(14)	Purchase Orders awarded September 24, 2021 by a U.S. prime contractor in support of U.S. government contracts.

Market Opportunity — U.S. Military

During the twelve months ended October 3, 2021, approximately 86% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2011 through 2020 and estimated spending through 2026. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. For fiscal year 2022, the total projected military spending is estimated at $729.5 billion, an overall increase of 1.7% over estimated 2021 spending. The chart below also depicts increased spending through 2026 of 9.0% from the current estimated fiscal year 2021 level. Military procurement spending, a subset of total military spending, depicts an overall decline of 13.3 billion, or 9.7% in fiscal year 2022 as compared to the estimated spending in fiscal year 2021.

Military spending was negatively impacted by the Budget Control Act of 2011 (BCA 2011), which was passed in August 2011. The BCA 2011 mandated a $917.0 billion reduction in discretionary spending over the succeeding decade, and $1.2 trillion in automatic spending cuts over a nine-year period to be split between defense and non-defense programs beginning in January 2013. During the years 2015-2019 Congress enacted additional legislative budget measures which eased the strict spending caps set forth in sequestration of the BCA 2011 through the 2021 fiscal budget year.

On February 9, 2018, Congress enacted the Bipartisan Budget Act of 2018 (BBA 2018), a budget stop gap resolution which lifted the sequestration limits on military spending by $165 billion through fiscal year 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA 2019) was signed into law. The BBA 2019 raises the budget caps for both defense and nondefense for fiscal year 2020 and fiscal year 2021, the final two years of the BCA 2011 discretionary cap period. The 2019 bill increases the defense base budget by $171 billion over the BCA 2011 and sets limits on the Overseas Contingency Operations (OCO) Emergency Funding of $141 billion over the two-year period. Under the current law, there are no caps on defense and nondefense discretionary spending for fiscal year 2022 and beyond.

As of December 14, 2021, the National Defense Authorization Act for Fiscal Year 2022 (2022 NDAA) has not yet been passed by Congress. The Chart below depicts the estimated funding levels from the U.S. Department of Defense based on the FY2022 budget request.

U.S. Department of Defense - Military Budget

(In billions of dollars)
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
900.0
800.0
700.0
600.0
500.0
400.0
300.0
200.0
100.0
0.0

	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021 Est	2022 Est	2023 Est	2024 Est	2025 Est	2026 Est
DOD Military Spending	678.1	650.9	607.8	577.9	562.5	565.4	568.9	600.7	654.0	690.4	712.4	729.5	731.1	749.0	764.8	777.6
DOD Military Procurement	128.0	124.7	114.9	107.5	101.3	102.7	104.1	112.7	124.7	139.1	137.2	123.9

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2022, Table 3.2 Outlays by function and sub function, 1962-2026.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2022 for major ground system programs. The total fiscal year 2022 budget request for major ground system programs decreased by 14.2% from the fiscal year 2021 levels and by 16.3% from the fiscal year 2020 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

Major Weapon System Summary
($ in Millions)		FY 2020	FY 2021	FY 2022
Ground Systems - Joint Service
JLTV	Joint Light Tactical Vehicle	$1,716.5	$1,401.9	$1,055.3
Ground Systems - USA
M-1	Abrams Tank Modification/Upgrades	2,186.0	1,404.2	1,031.7
AMPV	Armored Multi-Purpose Vehicle	525.2	139.1	140.3
PIM	Paladin Integrated Management	744.5	681.4	659.7
FMTV	Family of Medium Tactical Vehicles	141.4	207.8	54.1
FHTV	Family Of Heavy Tactical Vehicles	50.8	28.8	95.9
NGSW	Next Generation Squad Weapon	86.2	124.4	165.0
Stryker	Stryker	953.2	1,186.3	1,036.0
Ground Systems - USMC
ACV	Amphibious Combat Vehicle	349.3	478.6	613.1
Total Ground System Vehicles		$6,753.1	$5,652.5	$4,851.1

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2022 Budget Request”, May 2021.

The 2022 Department of Defense Budget indicates an overall decrease in ground system vehicle program spending in the fiscal year 2021 and the 2022 appropriation budget years. There is generally a six to eighteen-month delay between U.S. defense budget requests and program delivery orders related to our products from government agencies and our prime defense customers. In addition, DoD budget requests are often changed throughout the congressional NDAA Budgeting and Budget appropriations process. The DoD budget requests exclude any foreign military sales as they are funded separately from the annual NDAA budgets. We are carefully watching the projected trends in both DoD military spending and FMS as defense allocation priorities change, as well as challenges which are presented from the current pandemic, global recession, and changes in political climate to ascertain any potential impact to the company’s future revenue.

The Applied Optics Center supports numerous other military platforms outside of the ground system vehicles budget such as infantry rifle scopes, night vision monoculars, infantry and navy binoculars, night goggles, and infrared aircraft filters. The Applied Optics Center has seen a substantial increase in orders from new and existing customers in support of the other platforms, which we expect to offset the impact of the ground systems reductions to their base revenue.

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

In addition, we have partnered with G&H for the supply of acrylic-based sighting system technology to meet European customer requirements for a total package single-technology source supply. Some foreign customers desire the reduced weight and cost savings provided by acrylic based periscopes when compared directly to glass-based periscopes. Our partnership will allow us to deliver this technology through ITAR licenses directly to them or their customers. G&H designs and manufactures periscopes and sighting systems for armored fighting vehicles under the Kent Periscopes brand. With a strong footprint in Europe and Asia, G&H supplies glass-based products for both periscope external viewing and system sensor-based imaging by commanders, drivers, and gunners.

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

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Elbit Systems, BAE, Sig Sauer, and ADS Inc.), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and also as a commercial optical assembly supplier (Nightforce Optics, Cabela’s, Amazon). During the twelve months ended October 3, 2021, we derived approximately 86% of our gross business revenue from six major customers: U.S. government agencies (28%), four major defense contractors, (27%, 11%, 5%, and 5%), and one commercial customer (10%). We have approximately 98 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Potential Entrants — Low Risk to us. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases, the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers. Given the expense of development and qualification testing, the barrier to entry is high for new competitors.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the same product. Three combat vehicles have a long history of service in the U.S. Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Under current Army modernization plans, the Army envisions all three vehicles in service with Active and National Guard forces beyond FY2028. Optex Systems provides periscopes and optical sighting systems in support of all three vehicle platforms. Since the early 2010s, the U.S. Army has been upgrading its outdated Bradley design with the Operation Desert Storm-Situational Awareness model and since 2012, upgrading the underbelly armor to improve mine and improvised explosive device resistance. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq, and since 2007, Australia. On average, there has been a new improvement package every seven years. The Army is currently upgrading the Abrams with a System Enhancement Package Version 3 (SEPv3), with additional upgrades in development. Additionally, the US Army has announced contracts to produce 742 Stryker DVH vehicles, redesigned (dual v-hulled vehicles) to be more resistant to land mines, as retrofits and as new production vehicles. The Abrams, Bradley and Striker vehicles are the only production tanks currently in production by the government. We believe that this, in conjunction with the 30-year life span, supports our expectation that they will continue to be used through 2040.

Suppliers — Low to Medium Risk to Optex Systems Holdings. The suppliers of standard processes (e.g., casting, machining and plating) need to be very competitive to gain and/or maintain contracts. Those suppliers of products that use top secret clearance processes have a slight advantage; however, there continues to be multiple avenues of supply and therefore only moderate power.

Consistent with our marketing plan and business model, the AOC acquisition strengthened our overall position by decreasing the bargaining power of their suppliers through the backwards integration of a key supplier and created additional barriers of entry for potential competitors.

The following matrix reflects the current focus of our four basic approaches for sales and development:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

	Existing Customers	New Customers

New Products		Chile M17 Day/Thermal
	USACC Binoculars	Brazil M17 Day/Thermal
	GDLS DDAN, OWSS	Israel M17 Day/Thermal, OWSS U.S. Prime Contractor - XM10 Aiming Circle
	Commercial Optical Lens	Commercial: Optical Lens, Spotting Scopes, Monocular Lens

Existing Products	USACC Periscopes, Back Up Sights,	Marines Sighting Systems
Binoculars, Vision Blocks,
	Laser Filter Units	Commercial: Optical Lens, Spotting
	GDLS Periscopes, Collimators	Scopes, Monocular Lens
BAE Periscopes
	L3- Laser Interface Filters	U.S. Prime Contractor – Laser Filter Units
DLA Optical Elements

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

Manufacturing Space Planning

We currently lease 93,967 square feet of manufacturing space (see “Properties”). Our current facilities are sufficient to meet our immediate production needs without excess capacity. As our processes are primarily labor driven, we are able to easily adapt to changes in customer demand by adjusting headcounts, overtime schedules and shifts in line with production needs. In the event additional floor space is required to accommodate new contracts, Optex has the option to lease adjacent floor space at the current negotiated lease cost per square foot. Consistent with the space planning, we will drive economies of scale to reduce support costs on a percentage of sales basis. These cost reductions can then be either passed through directly to the bottom line or used for business investment.

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

The following patents generally expire 20 years after issuance.

On July 13, 2021, we filed for a new patent, currently under review with the United States Patent and Trademark Office.

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

Employees and Human Capital

We had 84 full time equivalent employees as of October 3, 2021 and 87 employees as of December 13, 2021, which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

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

Internet Address

The Company maintains an internet website at the following address: www.optexsys.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

Item 1A Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we face. If any of these risks actually materializes, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us, our industry and companies that have securities trading on an over-the-counter market.

Risks Related to our Business

Low unemployment and tight labor markets may adversely affect our labor costs and our ability to hire and retain a sufficient workforce required to meet the backlog and customer demands. If we are not able to maintain a sufficient workforce and attract and retain additional personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We compete with several other large defense contractors, as well as homebuilding, industrial manufacturing and warehousing industries within the immediate area of our manufacturing facilities for both lower and higher skill level manufacturing employees. The limited supply of available workers for hire, combined with increasing competition among other local industries may result in increased production costs associated with higher wages, employee bonuses, overtime premiums and enhanced employee benefits in addition to cost increases associated with employee recruitment, employee turnover, training and learning curve inefficiencies. We may be unable to fill the labor positions required to meet our customer demands in a timely or cost-effective manner which would impede our ability to meet current or increasing production levels in line with our customer expectations and adversely affect our ability to grow revenue or maintain our current margin levels.

Our ability to fulfill our backlog may have an effect on our long-term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and limited by available material supplies. Disruptions in our supply chain driven by Covid-19, transportation delays, combined with inflationary pressures and tight labor market conditions could impede our ability to meet customer requirements. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

Our historical operations depend on government contracts and subcontracts. We face risks related to contracting with the federal government, including federal budget issues and fixed price contracts.

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Even if our estimates are reasonable at the time made, prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of October 3, 2021, there was $51 thousand in accrued loss provisions for loss contracts or cost overruns.

Approximately 83% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date. Generally, these subsequent negotiations have had an immaterial impact (zero to 5%) on the contract price of the affected contracts. Currently, none of our awarded contracts are subject to renegotiation.

We have sought to minimize the adverse impact from the slower pace of U.S. military orders on our results of operations by seeking to obtain foreign military orders, expanding our customer base as well as seeking new commercial business. We do not expect these markets to completely mitigate the negative impact of lower U.S. defense spending.

If we fail to scale our operations appropriately in response changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

Significant fluctuations in customer demand place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we need to appropriately manage our cost base, as well as train, manage and motivate our workforce, while continuing to maintain our critical operational and financial systems and our manufacturing and service capabilities. All of these endeavors require substantial management effort and potential capital. If we are unable to effectively manage our operations to our customer demand levels, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

We do not have employment agreements with our key personnel, other than our Chief Executive and Financial Officers, and our management has minimal unencumbered equity ownership in us. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which renews on an annual basis and currently expires on November 30, 2022, and our Chief Financial Officer which expires on June 30, 2022, with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. Our management also has minimal unencumbered ownership interest in us, thus limiting their direct stake in our outcome. We believe that experienced personnel will continue to be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.

We expect recent supply chain disruptions driven by the pandemic, combined with raw material shortages, labor shortages, transportation delays and inflationary pressures, to continue throughout 2022. These conditions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding on a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would seek to find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then generally be re-negotiated (e.g., specifications, delivery, price. As of November 22, 2021, approximately 1% of our material requirements are single-sourced across 9 suppliers representing approximately 8% of our active supplier order value. Single-sourced component requirements span across all of our major product lines.

We consider it a material financial or schedule risk if we believe it will take us at least three months to identify and qualify a suitable replacement for specialized single source suppliers. In the table below, we identify those specialized single source suppliers with respect to which we face such a material risk and the product lines supported by those materials utilized by us as of November 22, 2021.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	This supplier is the designated replacement for Raytheon for the video system boards. One P.O. is currently in place to drive the transfer from Raytheon.

Periscopes	Die-cast housings	All die cast tooling is consolidated at this supplier. It would take approximately six months to move tooling and re-qualify a new supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Steel castings	Alternative supplier source would take six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Vision Blocks	MIL Spec welded housings for vision blocks	Would take approximately 8-10 months to re-qualify a new supplier source.	Currently on Last Time Buy with current supplier vendor and trying to qualify a new vendor

Vision Blocks	Large/Small/Customs Blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

MRS	AL Castings for Housing	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently, ordering for a single source, new casting tool and FAT will be required to qulify a new source

Short/Long Drivers	Mirrors	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

Big Eye	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier source	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

On July 13, 2021, we experienced a ransomware attack. While we do not expect that attack to have material adverse consequences, similar attacks, if not caught and effectively addressed in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

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

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop and implement effective treatments and achieve acceptable vaccination rates in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

The pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues. Due to the significant level of uncertainty surrounding the pandemic and its impact to our customers and the defense supply chain, we are unable to ascertain the impact further delays in contract awards and customer orders may have on our fiscal year 2022 revenues.

We derive almost all of our revenue from a small number of customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended October 3, 2021, the Company’s consolidated revenues were derived from U.S. government agencies (28%), four U.S. defense contractors (27%, 11%, 5%, and 5%), one major commercial customer (10%) and all other customers (14%). Approximately 90% of total Company revenue is generated from domestic customers and 10% is derived from foreign customers, primarily Canada. In particular, a decision by one of our major defense contract customers, U.S. government agencies, or major commercial customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 86% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 81 discrete contracts with major defense contractors and the U.S. Government (primarily Defense Logistics Agencies (DLA)), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

We anticipate that we may need to raise additional capital in the future beyond any cash flow from our existing business; additional funds may not be available on terms that are acceptable to us, or at all.

We anticipate we may have to raise additional capital in the future to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future equity or debt financings may be difficult to obtain. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

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

Risks Related to Our Stock

Our common stock is currently quoted on an Over-The-Counter Market, which affects the liquidity of our common stock and may affect its stock price.

Our common stock is quoted on OTCQB under the trading symbol “OPXS”. Trading in our common stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange.

Our share price could decrease as a result of this limited liquidity or otherwise, and our share price is likely to be highly volatile. Specifically, stockholders may have difficulties reselling significant numbers of shares of common stock at any particular time, and may not be able to resell their shares of common stock at or above the price paid for such shares. As a result, stockholders may be required to hold shares of common stock for an indefinite period of time. In addition, sales of substantial amounts of common stock could lower the prevailing market price of our common stock.

Furthermore, our ability to raise additional capital is impaired because of the less liquid nature of the over-the-counter markets. We may not be able to complete an equity financing on acceptable terms, or at all. In that context, investors should consider that not having the common stock listed on a national securities exchange makes us ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. While we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, doing so would cause us to incur higher transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner. In addition, if we are able to complete equity financings, the dilution from any equity financing while our shares are quoted on an over-the-counter market could be greater than if we were to complete a financing while our common stock were listed on a national securities exchange.

Finally, if we cease to qualify for quotation on OTCQB, our common stock may be forced to trade on the “pink sheets,” and the market for resale of our common stock would be extremely limited. In that case, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock may decline as a result.

We are subject to penny stock rules, which discourages broker-dealers from effecting transactions in our common stock.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share, subject to certain exclusions. As long as we are not listed on a securities exchange or Nasdaq, our shares of common stock constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers in connection with effecting transactions in “penny stocks” may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared in accordance with SEC standards relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Furthermore, transfers of our common stock may require broker-dealers to submit notice filings and pay fees in certain states, which may discourage broker-dealers from effecting transactions in our common stock.

You should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

General Risk Factors

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

Item 2 Properties

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities between Richardson, Texas and Dallas, Texas. We operate with a single shift, and capacity could be expanded by adding a second shift.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, effective as of January 11, 2021, for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. Our Applied Optics Center, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. The Applied Optics Center lease was renewed on January 11, 2021 for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The Applied Optics Center amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rent rate.

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

Item 4 Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “OPXS”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On December 13, 2021, the closing price for our common stock as reported on the OTCQB was $1.89 per share.

Securities outstanding and holders of record

On December 13, 2021, there were approximately 80 shareholders of record for our common stock and 8,523,704 shares of our common stock issued and 8,462,310 common shares outstanding.

Dividends

We have in the past paid dividends but we have no plans to do so in the foreseeable future.

Unregistered Sales of Equity Securities

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $44 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021. The issuance was made pursuant to the exemption from registration afforded by Rule 506(b) under the Securities Act as an issuance to accredited investors.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its common shares during the three months ended October 3, 2021.

Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan(1)
September 23, 2021 to October 3, 2021	35,555	$68,546	$1.93	$931,454

(1)	On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of October 3, 2021, there were 35,555 shares held in treasury purchased under the September 2021 stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this Annual Report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, October 3, 2021, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 3, 2021, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

All references in the following section to 2020 or 2021 with respect to our financial position and results of operations are to our fiscal years ended September 27, 2020 or October 3, 2021, respectively.

Background

Optex Systems, Inc. manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

In addition, some of our contracts allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments”. Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Recent Developments and Material Trends

Refer to “Item 1. Business – Market Opportunity: U.S. Military” for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section, all of which is incorporated herein by reference.

Refer to Item 1.A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of recent supply chain disruptions, which have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities.

Refer to “Item 1. Business Recent Events” of this report for updated information on new orders, board changes, executive and board compensation and stock and warrant repurchases.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant (to which we refer below as the Optex Systems segment or Optex Systems), and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014 (to which we refer below as the Applied Optics Center segment or Applied Optics Center), are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended October 3, 2021 and September 27, 2020 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selective Financial Info

(Thousands)

	Twelve months ended
	October 3, 2021				September 27, 2020
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,827	$6,395	$-	$18,222	$17,233	$8,657	$-	$25,890
Intersegment Revenues	-	1,056	(1,056)	-	-	1,689	(1,689)	-
Total Segment Revenue	11,827	7,451	(1,056)	18,222	17,233	10,346	(1,689)	25,890

Total Cost of Sales	9,934	6,824	(1,056)	15,702	13,517	7,974	(1,689)	19,802

Gross Margin	1,893	627	-	2,520	3,716	2,372	-	6,088
Gross Margin %	16.0%	8.4%	-	13.8%	21.6%	22.9%	-	23.5%

General and Administrative Expense	2,319	467	228	3,014	2,439	569	197	3,205
Segment Allocated G&A Expense	(677)	677	-	-	(673)	673	-	-
Net General & Administrative Expense	1,642	1,144	228	3,014	1,766	1,242	197	3,205

Operating Income (Loss)	251	(517)	(228)	(494)	1,950	1,130	(197)	2,883
Operating Income (Loss) %	2.1%	(6.9%)	-	(2.7%)	11.3%	10.9%	-	11.1%

Gain (Loss) on Change in Fair Value of Warrants	-	-	2,535	2,535	-	-	(508)	(508)
Interest Expense	-	-	(11)	(11)	-	-	(19)	(19)

Income (Loss) before taxes	$251	$(517)	$2,296	$2,030	$1,950	$1,130	$(724)	$2,356
Income (loss) before taxes %	2.1%	(6.9%)	-	11.1%	11.3%	10.9%	-	9.1%

Our total external sales revenues decreased by $7.7 million in 2021, or 29.6% compared to 2020 revenue levels. The Optex Systems segment realized a $5.4 million decrease and the Applied Optics Center segment realized a decrease of $2.3 million in external revenue compared to the prior year period. Intersegment revenues decreased by $0.6 million to $1.1 million in 2021 from $1.7 million in 2020. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross margin decreased $3.6 million and the gross margin percentage decreased by 9.7 points from 23.5% in 2020 to 13.8% in 2021. The Optex Systems gross margin decreased by $1.8 million in 2021 compared to 2020 and the gross margin percentage decreased to 16.0% in 2021 as compared to a gross margin percentage of 21.6% in 2020. The Applied Optics Center gross margin decreased by $1.7 million and the gross margin percentage decreased by 14.5 points from 22.9% in 2020 to 8.4% in 2021. The erosion in the gross margin percentage between years is primarily driven by lower revenue across both segments, changes in product mix toward less profitable product groups, and unfavorable manufacturing overhead adjustments on reduced production volume.

During the years ended 2021 and 2020, Applied Optics Center absorbed $0.7 million of fixed general and administrative costs incurred by Optex Systems for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Operating income decreased by $3.4 million, in 2021 to a loss of $(0.5) million, as compared to the prior year operating income of $2.9 million. The decrease in operating income is primarily attributable to lower revenue and lower gross margin during the year partially offset by slightly lower general and administrative costs of $0.2 million as compared to the prior year.

Income before taxes decreased $0.3 million, to $2.0 million in 2021 from a prior year income before taxes of $2.4 million. The decrease in income before taxes year over year is primarily due to decreased operating income of $3.4 million, offset by an increase in income for non-cash related changes to the fair value of warrants of $3.0 million.

Backlog

Backlog as of October 3, 2021 was $27.3 million as compared to a backlog of $16.3 million as of September 27, 2020, representing an increase of 67.5%. The following table depicts the current expected delivery by quarter of all contracts awarded as of October 3, 2021. The increased backlog was primarily within our Applied Optics Center segment.

(Millions)

Product Line	Q1 2022	Q2 2022	Q3 2022	Q4 2022	2022 Delivery	2023+ Delivery	Total Backlog 10/3/2021	Total Backlog 9/27/2020	Variance	% Chg
Periscopes	$1.0	$0.9	$1.8	$0.7	$4.4	$1.2	$5.6	$5.3	$0.3	5.7%
Sighting Systems	0.3	0.1	0.1	0.1	0.6	1.1	1.7	2.9	(1.2)	(41.4)%
Howitzer	-	-	0.1	0.2	0.3	2.0	2.3	2.5	(0.2)	(8.0)%
Other	0.4	0.5	0.1	0.2	1.1	0.3	1.4	2.5	(1.1)	(44.0)%
Optex Systems - Richardson	1.7	1.5	2.1	1.2	6.4	4.6	11.0	13.2	(2.2)	(16.7)%
Applied Optics Center - Dallas	2.4	3.1	2.5	2.8	10.9	5.4	16.3	3.1	13.2	425.8%
Total Backlog	$4.1	$4.6	$4.6	$4.0	$17.3	$10.0	$27.3	$16.3	$11.0	67.5%

During fiscal year 2021, Optex Systems Holdings received new orders totaling $29.2 million, a 65.9% increase, as compared to new orders of $17.6 million during the prior year. The 2021 orders consist of $7.6 million in support of our periscope product line, $19.6 million attributable to the Applied Optics Center and $1.2 million attributable to sighting systems and support, and $0.8 million in other products.

During the eighteen months through October 3, 2021, we experienced a reduction in new orders and ending customer backlog in our Optex Richardson segment. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), primarily during the second half of fiscal year 2020, combined with significant shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier chain issues. Our Applied Optics Center segment experienced a significant decline in orders during the second half of fiscal year 2020, however during the last twelve months, the segment has seen a sizable increase in new orders as a result of increased military spending in Army infantry optical equipment and an increased customer base.

Optex Systems - Richardson:

During the twelve months ended October 3, 2021, backlog for our Optex Richardson segment decreased by 16.7%, or 2.2 million to $11.0 million, as compared to the prior year ending backlog of $13.2 million.

Backlog for our periscope product line has increased 5.7% or $0.3 million to $5.6 million, from our 2020 fiscal year end level of $5.3 million. Our total periscope contract awards for fiscal 2021 totaled $7.6 million as compared to $6.2 million in the fiscal year 2020, an increase of $1.4 million, or 22.6% from the prior year.

Sighting Systems backlog decreased by $1.2 million or 41.4% from $2.9 million in fiscal year 2020 to $1.7 million as of the end of fiscal year 2021. The decrease in backlog is primarily attributable shipments against several of our long running Commander Weapon Sighting Systems “CWSS”, Digital Day and Night Sighting Systems “DDAN” contracts awarded during the prior years. During 2021, we booked $1.2 million in new orders, an increase of $0.2 million from the prior year orders of $1.0 million.

Howitzer backlog decreased by $0.2 million, or 8.0%, from $2.5 million to $2.3 million, on shipments against our Aiming Circle XM10 contract for optical assemblies which was awarded in fiscal year 2020. During the year, there were no new orders for howitzer assemblies as compared to $2.3 million in the prior year.

Our backlog in other product groups decreased by $1.1 million or 44.0% from $2.5 million in 2020 to $1.4 million in 2021 on shipments against our long running Muzzle Reference Sensor Collimator Assembly “MRS” contracts. During 2021, we booked new orders of $0.8 million as compared to the prior year orders of $2.7 million.

The Optex Systems Richardson segment, currently has seven open US Government IDIQ type military contracts for periscopes with substantial unspent funding which covers government base year and option year requirement periods into 2025, in addition to a significant pricing proposal in process for sighting system support with an expected award during the next six months.

Applied Optics Center – Dallas

The Applied Optics Center backlog increased by $13.2 million, or 425.8%, for the year ended October 3, 2021, from $3.1 million in 2020 to $16.3 million in 2021. New orders for the Applied Optics Center during the 2021 fiscal year were $19.6 million as compared to the fiscal year 2020 orders of $5.4 million, an increase of $14.2 million or 263.0%. We are seeing increases in demand and proposal activity for both laser coated filters and optical assemblies and anticipate additional order bookings for both our commercial and military products for deliveries beginning in fiscal year 2022. On August 2, 2021, the Company announced a contract award of $8.4 million with a new customer as part of a twenty-four-month purchase order for laser filter units and on September 21, 2021, the Company announced a $3 million commercial order for optical devices.

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

Twelve month period ended October 3, 2021 compared to the twelve month period ended September 27, 2020

Revenues:

The table below details the revenue changes by segment and product line for the year ended October 3, 2021 as compared to the year ended September 27, 2020.

Twelve months ended
(Millions)

Product Line	October 3, 2021	September 27, 2020	Variance	% Chg
Periscopes	$7.2	$11.3	$(4.1)	(36.3)
Sighting Systems	2.3	2.2	0.1	4.5
Howitzers	0.2	-	0.2	-
Other	2.1	3.7	(1.6)	(43.2)
Optical Systems – Richardson	11.8	17.2	(5.4)	(31.4)
Applied Optics Center – Dallas	6.4	8.7	(2.3)	(26.4)
Total Revenue	$18.2	$25.9	$(7.7)	(29.7)

Our total revenues decreased by $7.7 million, or 29.7% in 2021 compared to 2020 revenue levels. The Optex Systems Richardson segment realized a $5.4 million, or 31.4%, decrease in revenue and the Applied Optics Center segment realized a decrease of $2.3 million, or 26.4%, in revenue compared to the prior year period.

Revenues decreased by $4.1 million or 36.3% on our periscope line during the twelve months ended October 3, 2021 as compared to the twelve months ended September 27, 2020 based on lower customer demand between the respective periods.

Revenues on sighting systems increased by $0.1 million, or 4.5% from the prior year period due to shipments of Commander Weapon Sighting Systems against existing prior year contracts.

Revenue on Howitzers increased by $0.2 million, compared to revenues of zero in the prior year due to shipments against our Aiming Circle XM10 optical assemblies contract awarded in 2020.

Revenue on other product lines decreased by $1.6 million, or 43.2%, compared to revenues in the prior year due to lower contract demand on MRS collimators and cell assemblies.

The Applied Optics Center external revenue decreased by $2.3 million, or 26.4%, during 2021 as compared to the prior year period. The lower revenue was primarily driven by lower customer orders across coated filter and optical assembly lines. We expect revenue for the Applied Optics Center to increase in the next year consistent with recent increases in customer demand for optical assemblies and laser filter units.

Gross Margin. The gross margin for the year ended October 3, 2021 was 13.8% of revenue as compared to a gross margin of 23.5% of revenue for the year ended September 27, 2020. Cost of sales decreased by $4.1 million to $15.7 million for 2021 compared to $19.8 million for 2020 on reduced revenue. The gross margin decreased by $3.6 million to $2.5 million in 2021 as compared to $6.1 million in 2020. The erosion in the gross margin is primarily due to lower revenue across both segments, unfavorable manufacturing overhead adjustments on reduced production volume and some shifts in product mix toward less profitable product groups.

G&A Expenses. For the years ended October 3, 2021 and September 27, 2020, we recorded operating expenses of $3.0 million and $3.2 million, respectively. General and administrative cost decreases of $0.2 million, or 6.3%, during 2021 are primarily attributable to decreased salaries and office expenses.

Operating Income. For the year ended October 3, 2021, we recorded an operating loss $0.5 million as compared to operating income of $2.9 million during the year ended September 27, 2020. The $3.4 million decrease in operating income in the current year over the prior year is primarily due to decreased revenue and gross margin, offset by slightly lower general and administrative spending in the current year as compared to the prior year period.

Other (Expense) Income. During the year ended October 3, 2021, we recognized a $2.5 million gain on change in the fair value of warrants as compared to a $0.5 million loss in the year ended September 27, 2020. The $3.0 million change in the fair value of warrants is primarily due to the expiration of outstanding warrants as of August 26, 2021. Additional information related to the change in valuation is discussed under Item 1, “Consolidated Financial Statements, Note 12 – Warrant Liabilities”.

Net income applicable to common shareholders. During the year ended October 3, 2021, we recorded net income applicable to common shareholders of $1.5 million as compared to net income applicable to common shareholders of $1.2 million during the year ended September 27, 2020. The increase of net income of $0.3 million is primarily attributable to decreased operating income of ($3.4) million offset by changes in the fair value of warrants of $3.0 million and a change in income taxes of $0.6 million as compared to the year ended 2020.

Non GAAP Adjusted EBITDA

We use adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash valuation gains and losses on warrant liabilities, noncash compensation expenses related to equity stock issues, as well as depreciation, amortization, interest expenses and federal income taxes. We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items, which we do not consider relevant to our operations. Adjusted EBITDA is a financial measure not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).

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

The table below summarizes our twelve-month operating results for the periods ended October 3, 2021 and September 27, 2020, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure.

	(Thousands) Twelve months ended
	October 3, 2021	September 27, 2020

Net Income — GAAP	$2,131	$1,825
Add:
(Gain) Loss on Change in Fair Value of Warrants	(2,535)	508
Federal Income Tax (Benefit) Expense	(101)	531
Depreciation	263	248
Stock Compensation	228	197
Interest Expense	11	19
Adjusted EBITDA - Non GAAP	$(3)	$3,328

Our Adjusted EBITDA decreased by $3.3 million to $0.0 million during the twelve months ended October 3, 2021 as compared to $3.3 million during the twelve months ended September 27, 2020. The decrease in EBITDA is primarily driven by a decrease in revenue of $7.7 million resulting in lower operating profit of $3.4 million and other changes of ($0.1) million. Operating segment performance is discussed in greater detail throughout the previous sections.

Liquidity and Capital Resources

As of October 3, 2021, Optex Systems Holdings had working capital of $12.9 million, as compared to $11.7 million as of September 27, 2020. Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Backlog as of October 3, 2021 was $27.3 million as compared to a backlog of $16.3 million as of September 27, 2020, representing an increase of 67.5%.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At October 3, 2021, the Company had approximately $3.9 million in cash and an outstanding payable balance of zero against our working line of credit. The line of credit allows for borrowing up to a maximum of $2.3 million. As of October 3, 2021, our outstanding accounts receivable was $3.2 million. We expect the accounts to be collected during the first quarter of fiscal 2022. The Company expects to generate net income and positive cash flow from operating activities over the next twelve months. To remain profitable, we need to maintain a level of revenue adequate to support our cost structure. Management intends to manage operations commensurate with its level of working capital and facilities line of credit during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the new repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the twelve months ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. The Company purchased a total of 519,266 shares against the program through April 2021 at a total cost of $1.0 million, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of October 3, 2021, there were 35,555 shares held in treasury which were purchased under the September 2021 stock repurchase plan at a cost of $69 thousand. During the twelve months ended October 3, 2021, there was a combined total of 449,088 common shares repurchased through both repurchase programs at a total cost of $869 thousand.

During the twelve months ending October 3, 2021, we generated operating cash flow of $0.5 million, received proceeds from the exercise of warrants of $0.3 million, paid down our line of credit by ($0.4) million, and spent ($0.9) million for the purchase of shares against our previously announced stock repurchase plans and ($0.3) million on acquisitions of property and equipment.

We intend to renew or replace our current $2.3 million facilities line of credit which expires on April 15, 2022. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

On August 26, 2021, 3,936,391 outstanding warrants expired worthless, resulting in a $2.5 million gain on change in fair value of warrants and the elimination of the balance sheet warrant liability.

During the twelve months ended October 3, 2021 the Company declared and paid no dividends. As of October 3, 2021, there are no outstanding declared and unpaid dividends.

Critical Accounting Policies

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $479 thousand for the twelve months ended October 3, 2021 and $451 thousand for the twelve months ended September 27, 2020.

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

During the twelve months ended October 3, 2021, there was $1 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue). During the twelve months ended September 27, 2020 there was $3 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue. As of the twelve months ended October 3, 2021 and September 27, 2020, there are no significant deferred contract costs such as sales commissions.

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

As of October 3, 2021, Optex Systems Inc. has a net carrying value of $1.3 million in deferred tax assets represented by deferred tax assets of $2.1 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. Due to historical losses, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of October 3, 2021, and September 27, 2020, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending. During the twelve months ended October 3, 2021, we recognized and additional $0.04 million in tax benefits from the deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases which extend beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.9 million and corresponding operating lease liabilities of approximately $1.8 million as of the beginning of the fiscal year ended on September 27, 2020, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases and which assumed the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021. On January 11, 2021, the Company executed amendments extending the lease terms of both facilities for eighty-six months. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the period.

As of period ended September 27, 2021, the Company has recognized a $1.4 million in right-of-use-asset and corresponding operating lease liabilities of $1.5 million. As of period ended October 3, 2021, the Company has recognized a $3.6 million in right-of-use-asset and corresponding operating lease liabilities of $3.7 million.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are detailed under Note 3 of Item 8 “Financial Statements and Supplementary Data” of this report.

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”) as of October 3, 2021 and September 27, 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2021 and September 27, 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Taxes

Critical Audit Matter Description

As described in notes 2 and 13 to the consolidated financial statements, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, and results of recent operations. Management has determined that a portion of the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. For the year ended October 3, 2021, the Company has a net carrying value of $1.3 million in deferred tax assets represented by deferred tax assets of $2.1 million and a deferred tax asset valuation allowance of $0.8 million against those assets.

We identified the evaluation of the deferred taxes as a critical audit matter because of the significant estimates and assumptions management used in calculating the deferred tax assets and liabilities as well as the valuation allowance. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment. Additionally, the audit procedures performed on deferred taxes required increased audit effort and involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures consisted of the following:

●	Testing management’s process for developing the accounting estimate for deferred taxes including the valuation allowance.

●	Evaluating the appropriateness of the significant estimates and assumptions used by management, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and results of recent operations. We considered the current and past performance of the entity, the industry in which the Company operates, and whether audit evidence obtained from other audit procedures resulted in any disconfirming evidence.

●	Testing the completeness and accuracy of underlying data used in calculating deferred taxes and the related valuation allowance.

●	Utilizing professionals with specialized skill and knowledge to assist in the evaluation of the reasonableness of deferred taxes and the related valuation allowance.

We have served as the Company’s auditor since 2017.

Fort Worth, Texas

December 20, 2021

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)
	October 3, 2021	September 27, 2020

ASSETS

Cash and Cash Equivalents	$3,900	$4,700
Accounts Receivable, Net	3,183	2,953
Inventory, Net	7,583	8,791
Prepaid Expenses	262	229

Current Assets	14,928	16,673

Property and Equipment, Net	1,017	1,006

Other Assets
Deferred Tax Asset	1,288	1,227
Right-of-use Asset	3,599	1,416
Security Deposits	23	23

Other Assets	4,910	2,666

Total Assets	$20,855	$20,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$551	$833
Operating Lease Liability	528	417
Accrued Expenses	851	1,077
Warrant Liability	-	2,544
Accrued Warranty Costs	78	83
Customer Advance Deposits	-	1

Current Liabilities	2,008	4,955

Other Liabilities
Credit Facility	-	377
Operating Lease Liability, net of current portion	3,133	1,037

Other Liabilities	3,133	1,414
Total Liabilities	5,141	6,369

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,523,704 and 8,795,869 shares issued, and 8,488,149 and 8,690,136 outstanding, respectively)	9	9
Treasury Stock (at cost, 35,555 and 105,733 shares held, respectively)	(69)	(200)
Additional Paid in capital	25,752	26,276
Accumulated Deficit	(9,978)	(12,109)

Stockholders’ Equity	15,714	13,976

Total Liabilities and Stockholders’ Equity	$20,855	$20,345

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Income

	(Thousands, except share and per share data)
	Twelve months ended
	October 3, 2021	September 27, 2020

Revenue	$18,222	$25,890

Cost of Sales	15,702	19,802

Gross Margin	2,520	6,088

General and Administrative Expense	3,014	3,205

Operating Income (Loss)	(494)	2,883

Gain (Loss) on Change in Fair Value of Warrants	2,535	(508)

Interest Expense	(11)	(19)
Other Income (Expense)	2,524	(527)

Income Before Taxes	2,030	2,356

Income Tax Expense (Benefit), net	(101)	531

Net Income	$2,131	$1,825
Deemed dividends on participating securities	(660)	(598)
Net income applicable to common shareholders	$1,471	$1,227
Basic income per share	$0.18	$0.14

Weighted Average Common Shares Outstanding - basic	8,241,021	8,464,572

Diluted income per share	$0.18	$0.14

Weighted Average Common Shares Outstanding - diluted	8,323,809	8,589,919

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	October 3, 2021	September 27, 2020

Cash Flows from Operating Activities:
Net Income	$2,131	$1,825

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	263	248
(Gain) Loss on Change in Fair Value of Warrants	(2,535)	508
Stock Compensation Expense	228	197
Deferred Tax	(60)	187
Accounts Receivable	(230)	113
Inventory	1,208	1,744
Prepaid Expenses	(33)	119
Leases	24	38
Accounts Payable and Accrued Expenses	(510)	(1,103)
Accrued Warranty Costs	(4)	37
Customer Advance Deposits	(1)	(2)
Increase (Decrease) In Accrued Estimated Loss On Contracts	-	-
Total Adjustments	(1,650)	2,086
Net Cash provided by Operating Activities	481	3,911

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(274)	(152)
Net Cash used in Investing Activities	(274)	(152)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(44)	(54)
Payments (to) Borrowings from Credit Facility	(377)	127
Proceeds from Warrant Exercise	283	-
Stock Repurchase	(869)	(200)

Net Cash used in Financing Activities	(1,007)	(127)

Net (Decrease) Increase in Cash and Cash Equivalents	(800)	3,632
Cash and Cash Equivalents at Beginning of Period	4,700	1,068
Cash and Cash Equivalents at End of Period	$3,900	$4,700

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$3,688	$1,811
Operating Lease Liabilities	(3,688)	(1,894)
Treasury stock retired	(1,000)	-

Cash Transactions:
Cash Paid for Taxes	48	289
Cash Paid for Interest	11	19

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

	(Thousands, except share data)
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity

Balance at September 29, 2019	8,436,422	-	$8	$-	$26,134	$(13,934)	$12,208
Stock Compensation Expense	-	-	-	-	197	-	197
Vested restricted stock units issued net of tax withholding	59,447	-	-	-	(54)	-	(54)
Restricted Board Shares Issued (1)	300,000	-	1	-	(1)	-	-
Common Stock Repurchase (2)	-	105,733	-	(200)	-	-	(200)
Net income	-	-	-	-	-	1,825	1,825

Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976

Stock Compensation Expense	-	-	-	-	228	-	228
Vested restricted stock units issued net of tax withholding	58,392	-	-	-	(44)	-	(44)
Common Stock Repurchase (2)	-	449,088	-	(869)	-	-	(869)
Exercise of Warrants (3)	188,809	-	-	-	292	-	292
Common Stock Purchase and Cancellation	(100)	-	-	-	-	-	-
Cancellation of Treasury Shares (2)	(519,266)	(519,266)	-	1,000	(1,000)	-	-
Net income	-	-	-	-	-	2,131	2,131

Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714

(1)	100,000 restricted common shares issued to each of the Independent Board of Directors (Rimmy Malhotra, Dale Lehman, Larry Hagenbuch) on April 30, 2020 with 20% vesting as of each January 1 each year over a five-year period. The value of the shares at issue date is $525,000 for 300,000 shares to be amortized over the vesting period. As of October 3, 2021, 60,000 of the director shares were vested, and 240,000 were unvested.
(2)	Common shares repurchased in the open market between June 11, 2020 and October 3, 2021. On June 14, 2021, 519,266 of the repurchased shares were cancelled, and as of October 3, 2021, 35,555 shares were held in treasury stock using the cost method.
(3)	Exercise of warrants for common shares at $1.50 for gross proceeds of $283 thousand and a fair market value of $9 thousand as of the exercise dates.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of October 3, 2021, the Company operated with 84 full-time equivalent employees.

Note 2 — Summary of Significant Accounting Policies

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

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2021 ended on October 3, 2021 and included 53 weeks. Fiscal year 2020 ended on September 27, 2020 and included 52 weeks.

Fair Value of Financial Instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest. Fair values for the Company’s warrant liabilities and derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Besides the Company’s warrant liabilities, such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $3.9 million in cash on deposit with our banks. Only a portion of the cash, currently $500 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended October 3, 2021 are derived from sales to U.S. government agencies (28%), four U.S. defense contractors (27%, 11%, 5%, and 5%), one major commercial customer (10%) and all other customers (14%). The Company’s revenues for fiscal year ended September 27, 2020 are derived from sales to U.S. government agencies (50%), three major U.S. defense contractors (19%, 6% and 5%), one major commercial customer (9%) and all other customers (11%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of October 3, 2021, and September 27, 2020, Optex Systems Holdings had an allowance for doubtful accounts of $5 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal. Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible. In the fiscal year 2021 we recognized zero in bad debt expenses associated with uncollectible accounts. In the fiscal year 2020 we recognized $1 thousand in bad debt expenses associated with uncollectible accounts.

As of October 3, 2021, 87% of the accounts receivable balance was comprised of six customers: the U.S. government, 34%, three major defense contractors, 13%, 10% and 7%, a commercial customer, 16%, and a foreign military customer, 7%. As of September 27, 2020, 89% of the accounts receivable balance was comprised of five customers: the U.S. government, 29%, three major defense contractors, 39%, 8% and 7%, and a commercial customer, 6%.

Inventory: Inventory is recorded at the lower of cost or net realizable value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of October 3, 2021, and September 27, 2020 inventory included:

	(Thousands)
	As of October 3, 2021	As of September 27, 2020
Raw Materials	$4,926	$5,506
Work in Process	2,664	3,214
Finished Goods	629	638
Gross Inventory	8,219	9,358
Less: Inventory Reserves	(636)	(567)
Net Inventory	$7,583	$8,791

In the twelve months ended October 3, 2021 Optex Systems recorded $69 thousand of obsolete and excess inventory reserves. Net Inventory decreased by $1.2 million in support of deliveries against several long running contracts during the 2021 fiscal year.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12-month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of October 3, 2021, and September 27, 2020, the existing warranty reserve balances of $78 thousand and $83 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended October 3, 2021 and September 27, 2020.

	Years ended
	2021	2020
Beginning balance	$83	$46

Incurred costs for warranties satisfied during the period	(80)	(39)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	38	106
Change in estimate for pre-existing warranty liabilities (2)	37	(30)
Warranty Expense	75	76

Ending balance	$78	$83

(1)	Warranty expenses accrued to cost of sales (based on current year shipments and historical warranty return rate).
(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the year.

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

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases which extend beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.9 million and corresponding operating lease liabilities of approximately $1.8 million as of the beginning of the fiscal year ended on September 27, 2020, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases and which assumed the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021. On January 11, 2021, the Company executed amendments extending the lease terms of both facilities for eighty-six months. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the period.

As of period ended September 27, 2021, the Company has recognized a $1.4 million in right-of-use-asset and corresponding operating lease liabilities of $1.5 million. As of period ended October 3, 2021, the Company has recognized a $3.6 million in right-of-use-asset and corresponding operating lease liabilities of $3.7 million. See also Note 7.

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $479 thousand for the twelve months ended October 3, 2021 and $451 thousand for the twelve months ended September 27, 2020.

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

During the twelve months ended October 3, 2021, there was $1 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue). During the twelve months ended September 27, 2020 there was $3 thousand of revenue recognized during the period from customer deposit liabilities (deferred contract revenue. As of the twelve months ended October 3, 2021 and September 27, 2020, there are no significant deferred contract costs such as sales commissions.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of October 3, 2021, and September 27, 2020, Optex Systems, Inc. had a balance of zero and $1 thousand, respectively, in customer advance deposits.

Government Contracts: Many of Optex Systems Holdings’ contracts are prime or subcontracted directly with the Federal government and as such, are subject to Federal Acquisition Regulation (Federal Acquisition Regulation) Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on prime military contracts and are required by the government to be “flowed down” by the prime contractor to any subcontractors used to perform work or provide components against the award. It has been Optex Systems Holdings’ experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties. Optex Systems Holdings is not currently aware of any pending terminations for convenience or default on its existing prime contracts or customer purchase orders.

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

As of October 3, 2021, Optex Systems Inc. has a net carrying value of $1.3 million in deferred tax assets represented by deferred tax assets of $2.1 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. Due to historical losses, our valuation allowance reserve was set at 100% of the deferred tax asset for the years 2014 through 2018 for a net carrying value of zero. As of October 3, 2021, and September 27, 2020, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending. During the twelve months ended October 3, 2021, we recognized an additional $0.04 million in tax benefits from the deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The potentially dilutive securities that Optex Systems Holdings had outstanding were stock options and warrants. Optex Systems Holdings uses the Treasury Stock Method to compute the dilutive effect of stock options and warrants. Stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the twelve months ended October 3, 2021, 99,000 unvested restricted stock units and 240,000 restricted unvested shares (which converts to 82,788 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive. For the twelve months ended September 27, 2020, 182,000 unvested restricted stock units and 300,000 restricted unvested shares (which converts to 125,347 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive, and 4,125,200 warrants were excluded.

Our outstanding warrants during the twelve months ended October 3, 2021 and September 27, 2020 are participating securities which share dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the twelve months ended October 3, 2021 and September 27, 2020, there were no declared dividends and allocated undistributed earnings of $0.7 million and $0.6 million attributable to the participating warrants, respectively.

Note 3 — Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on recurring and nonrecurring fair value measurements in Topic 820. The amendments in the update are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 28, 2020. There was no material impact on our financial statement disclosures as a result of the amendment adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 28, 2020. There was no material impact on our consolidated financial statements and results of operations as a result of adopting ASU 2016-13.

In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extends beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, representing the present value of future lease payments as of the beginning of the year, for the term of the equipment lease and both segment facility leases. See also Note 7.

Note 4 — Segment Reporting

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 85% of the Optex Systems segment revenue is comprised of domestic military customers, and 15% is comprised of foreign military customers. Optex Systems segment revenue is derived from the U.S. government, 28%, and two major U.S. defense contractors representing 21% and 11%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of October 3, 2021, the Richardson facility operated with 47 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 35% and military sales to prime and subcontracted customers represent 65% of the total segment revenue. Approximately 86% of the AOC revenue is derived from external customers and approximately 14% is related to intersegment sales to Optex Systems in support of military contracts. For the twelve months ended October 3, 2021, the AOC segment revenue from the U.S. government, one major commercial customer, and two major defense contractors represent approximately 10%, 7% and 5% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of October 3, 2021, AOC operated with 37 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended October 3, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,827	$6,395	$-	$18,222
Intersegment revenues	-	1,056	(1,056)	-
Total Revenue	$11,827	$7,451	$(1,056)	$18,222

Interest expense	$-	$-	$11	$11

Depreciation and Amortization	$41	$222	$-	$263

Income (loss) before taxes	$251	$(517)	$2,296	$2,030

Other significant noncash items:
Allocated home office expense	$(677)	$677	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,535)	$(2,535)
Stock compensation expense	$-	$-	$228	$228
Warranty expense	$(15)	$90	$-	$75

Segment Assets	$14,010	$6,845	$-	$20,855
Expenditures for segment assets	$20	$254	$-	$274

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 27, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$17,233	$8,657	$-	$25,890
Intersegment revenues	-	1,689	(1,689)	-
Total Revenue	$17,233	$10,346	$(1,689)	$25,890

Interest expense	$-	$-	$19	$19

Depreciation and Amortization	$36	$212	$-	$248

Income before taxes	$1,950	$1,130	$(724)	$2,356

Other significant noncash items:
Allocated home office expense	$(673)	$673	$-	$-
Loss on change in fair value of warrants	$-	$-	$508	$508
Stock option compensation expense	$-	$-	$197	$197
Warranty Expense	$-	$76	$-	$76

Segment Assets	$14,642	$5,703	$-	$20,345
Expenditures for segment assets	$102	$50	$-	$152

Note 5 — Property and Equipment

A summary of property and equipment at October 3, 2021 and September 27, 2020 is as follows:

		(Thousands)
	Estimated Useful Life	Year Ended October 3, 2021	Year Ended September 27, 2020
Property and Equipment
Furniture and Fixtures	3-5 yrs	$398	$398
Machinery and Equipment	5 yrs	4,035	3,782
Leasehold Improvements	7 yrs	296	276
Less: Accumulated Depreciation		(3,712)	(3,450)
Net Property & Equipment		$1,017	$1,006

Depreciation Expense		$263	$248

During the twelve months ended October 3, 2021, Optex Systems Holdings’ purchased $254 thousand in new furniture and fixtures and $20 thousand in leasehold improvements. During the twelve months ended October 3, 2021, there were no sales or retirements of fixed assets. During the twelve months ended September 27, 2020, Optex Systems Holdings’ purchased $20 thousand in new furniture and fixtures and $132 thousand in machinery and equipment. During the twelve months ended September 27, 2020, there were no sales or retirements of fixed assets.

Note 6 — Accrued Expenses

The components of accrued liabilities for the years ended October 3, 2021 and September 27, 2020 are summarized below:

	(Thousands)
	Year Ended	Year Ended
	October 3, 2021	September 27, 2020

Contract Loss Reserves	$51	$-
Accrued Vacation	376	469
Property Taxes	117	113
Operating Expenses	99	323
Payroll & Payroll Related	208	172
Total Accrued Expenses	$851	$1,077

Note 7 — Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc. Richardson location and the Applied Optics Center Dallas location. The company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $11.6 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term includes 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $7.8 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

The Company has one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment is $1.5 thousand per month from October 1, 2018 through December 31, 2021.

Optex Systems Holdings adopted the provisions of ASC Topic 842 “Leases” as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases and one equipment lease which extend beyond twelve months and fall under the guidance of ASC Topic 842. Adoption of ASC Topic 842 resulted in the balance sheet recognition of a right-of-use asset of $1.8 million and corresponding operating lease liabilities of approximately $1.9 million as of September 30, 2019, which represented the present value of future lease payments for the term of the equipment lease and both segment facility leases and which assumed the exercise of a five-year renewal option at the Applied Optics Center as of November 1, 2021. Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the twelve months ended October 3, 2021.

As of October 3, 2021, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2022 Base year lease	308	234	4	546	235
2023 Base year lease	317	288		605	240
2024 Base year lease	327	296		623	245
2025 Base year lease	336	305		641	249
2026 Base year lease	346	313		659	254
2027 Base year lease	357	322		679	259
2028 Base year lease	241	330		571	186
2029 Base year lease	-	83		83	27
Total base lease payments	2,232	$2,171	$4	4,407	$1,695
Imputed interest on lease payments (1)	(339)	(407)	-	(746)
Total Operating Lease Liability(2)	$1,893	$1,764	$4	$3,661

Right-of-use Asset(3)	$1,831	$1,764	$4	$3,599

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021 and 7.5% on the remaining lease term for the Applied Optics Dallas facility through October 31, 2021.
(2)	Includes $62 thousand of unamortized deferred rent.
(3)	Short-term and Long-term portion of Operating Lease Liability is $528 thousand and $3,133 thousand, respectively.

Total expense under both facility lease agreements for the twelve months ended October 3, 2021 was $769 thousand. Total expense under both facility lease agreements as of the twelve months ended September 27, 2020 was $735 thousand.

Total office equipment rentals included in operating expenses was $22 thousand for the twelve months ended October 3, 2021 and for the twelve months ended September 27, 2020.

Note 8 — Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, the Company terminated its facility with Avidbank and entered into a new facility with BBVA USA.

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is variable based on PNC’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of October 3, 2021, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the credit facility was zero and $377 thousand as of October 3, 2021 and September 27, 2020, respectively. For the years ended October 3, 2021 and September 27, 2020, the total interest expense against the outstanding line of credit balance was $11 thousand and $19 thousand, respectively.

Note 9 — Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. During the twelve months ended September 27, 2020, all of the 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the twelve months ended October 3, 2021. As of October 3, 2021, there are zero stock options outstanding.

Restricted Stock Units issued to Officers and Employees

On June 14, 2016, the Compensation Committee (“Committee”) of the Board of Directors of Optex Systems Holdings, Inc. approved the Company’s 2016 Restricted Stock Unit Plan (the “Plan”). The Plan provides for the issuance of restricted stock units (“RSU”) for up to 1,000,000 shares of the Company’s common stock to Optex Systems Holdings officers and employees. Each RSU constitutes a right to receive one share of the Company’s common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of the Company’s common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

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

Effective December 1, 2021, the vesting terms of Danny Schoening’s RSU grant from January 2019 were revised as described in “Item 11. Executive Compensation – Employment Agreements - Danny Schoening,” which disclosure is incorporated by reference herein.

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

There were no new grants of restricted stock units during the twelve months ended October 3, 2021.

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock units and restricted shares granted as of October 3, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2019	216,500	$1.29	—	—
Granted	50,000	$2.13	300,000	$1.75
Vested	(84,500)	$1.25	—	—
Forfeited	-	—	—	—
Outstanding at September 27, 2020	182,000	$1.54	300,000	$1.75
Granted	—	—	—	—
Vested	(83,000)	$1.49	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75

Stock Based Compensation Expense

Equity compensation is amortized to general and administrative expenses based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of year ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Restricted Shares	$105	$79	$341	$446
Restricted Stock Units	123	118	66	188
Total Stock Compensation	$228	$197	$407	$634

The unrecognized compensation expense for restricted shares and restricted stock units is expected to be recognized over a weighted-average period of 3.25 years and 0.92 years, respectively.

Note 10 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended October 3, 2021 and September 27, 2020, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2-year vesting requirement. The Company’s contribution expense for the fiscal years ended October 3, 2021 and September 27, 2020 were $158 thousand and $165 thousand, respectively.

Note 11 — Stockholders’ Equity

Dividends

There were no dividends declared or paid during the twelve months ended October 3, 2021 and September 27, 2020.

Common stock

During the twelve months ended September 27, 2020, there were 59,447 common shares issued, net of tax withholding, in settlement of 84,500 restricted stock units which vested on January 1 2020. On April 30, 2020, there were 300,000 restricted shares issued to independent board members. There were no other issuances of common stock during the twelve months ended September 27, 2020.

During the twelve months ended October 3, 2021, there were 58,392 common shares issued, net of tax withholding, in settlement of 83,000 restricted stock units which vested on January 1 2021.

On August 10, 2021 and August 23, 2021, there were 148,300 and 40,509 warrants exercised, respectively, at $1.50 per common share at a total transaction cost of $283 thousand. The total fair market value at the time of exercise was $292 thousand. There were no other issuances of common stock during the twelve months ended October 3, 2021.

On August 31, 2021, the Company repurchased 100 shares from a private investor for a total transaction cost of $150 which were subsequently cancelled.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. As of September 27, 2020 there were 105,733 shares held in treasury purchased under the June 2020 stock repurchase plan. The Company purchased a total of 519,266 shares against the program through April 2021, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of October 3, 2021, there were 35,555 shares held in treasury purchased under the September 2021 stock repurchase plan. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

During the twelve months ended October 3, 2021, there were 449,088 common shares repurchased through the program at a cost of $869 thousand. During the twelve months ended September 27, 2020, there were 105,733 common shares repurchased through the program at a cost of $200 thousand. A summary of the purchases under the plan follows:

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan
Stock Buyback Plan initiated May 2020 ($1,000,000)
May 24, 2020 through June 28, 2020	34,243	$63	$1.84	$937
June 29, 2020 through July 26, 2020	6,806	13	1.89	924
July 27, 2020 through August 23, 2020	10,688	21	1.96	903
August 23, 2020 through September 27, 2020	53,996	103	1.90	800
September 28, 2020 through October 25, 2020	20,948	42	2.01	758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	311
January 25, 2021 through February 21, 2021	52,180	101	1.94	210
February 22, 2021 through March 28, 2021	73,800	140	1.90	70
March 29, 2021 through April 19, 2021	38,599	70	1.82	-

Total shares repurchased and cancelled	519,266	$1,000	$1.93	$-

Stock Buyback Plan initiated September 2021 ($1,000,000)
September 23, 2021 through October 1, 2021	35,555	$69	$1.93	$931

Total shares repurched for the twelve months ended September 27, 2020	105,733	$200	$1.89
Total shares repurched for the twelve months ended October 3, 2021	449,088	869	1.93

Total shares repurchased as of October 3, 2021	554,821	$1,069	$1.93	$931

As of October 3, 2021, and September 27, 2020, the total outstanding common shares were 8,488,149 and 8,690,136, respectively.

Warrants

On August 26, 2016, Optex Systems Holdings Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitled the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 (the “Initial Exercise Date”) and on or prior to the close of business on August 26, 2021 (the “Termination Date”).

Pursuant to a warrant agreement between Optex Systems Inc. and Equity Stock Transfer, LLC, as warrant agent, the warrants were issued in book-entry form and were initially represented only by one or more global warrants deposited with the warrant agent, as custodian on behalf of The Depository Trust Company, or DTC, and registered in the name of Cede & Co., a nominee of DTC, or as otherwise directed by DTC.

The exercise price and number of shares of common stock issuable upon exercise of the warrants could be adjusted in certain circumstances, including in the event of a stock split, stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation.

Under the terms of the warrant agreement, Optex Systems Holdings Inc. agreed to use their best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. During any period in which Optex failed to have an effective registration statement covering the shares underlying the warrants, the warrant holder was permitted to exercise the warrants on a cashless basis. The warrant holders did not have the rights or privileges of holders of common stock and any voting rights until they exercised their warrants and received shares of common stock, except as set forth in the warrants. After the issuance of shares of common stock upon exercise of the warrants, each holder was entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Subject to limited exceptions, a holder of warrants did have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of our common stock then outstanding after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that, upon notice to the Company, the holder could increase or decrease the Beneficial Ownership Limitation, provided that in no event could the Beneficial Ownership Limitation have exceeded 9.99% and any increase in the Beneficial Ownership Limitation would not be effective until 61 days following notice of such increase from the holder to us.

No fractional shares of common stock would be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, Optex Systems Holdings Inc. would, upon exercise, round up to the nearest whole number of shares of common stock to be issued to the warrant holder. If multiple warrants were exercised by the holder at the same time, Optex Systems Holdings Inc. would aggregate the number of whole shares issuable upon exercise of all the warrants. There was no established trading market for the warrants.

In the event of a fundamental transaction (as defined in warrant), then the Company or any successor entity would pay at the holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the remaining unexercised portion of the warrants on the date of consummation of the fundamental transaction as determined in accordance with the Black Scholes option pricing model.

As of September 27, 2020 there were 4,125,200 warrants outstanding. During the twelve months ended September 27, 2020, there were zero warrants exercised or repurchased. During the twelve months ended October 3, 2021, 188,809 of the warrants were exercised and zero warrants repurchased. On August 26, 2021, the remaining 3,936,391 warrants expired worthless. As of October 3, 2021, there were zero outstanding warrants remaining.

Note 12 — Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016, and on or prior to the close of business on August 26, 2021. The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company had no plans to consummate a fundamental transaction and did not believe a fundamental transaction was likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants were recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of income.

The fair value of the warrant liabilities presented below were measured using either a BSM valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

	Issuance date	Period ended	Period ended	Period ended	Period ended	Expiration date
Valuation Assumptions	August 26, 2016	October 1, 2017	September 30, 2018	September 29, 2019	September 27, 2020	August 26, 2021(5)
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.71	$1.56	$1.96	$1.49
Interest Rate (annual) (3)	1.23%	1.62%	2.88%	1.63%	0.12%	-
Volatility (annual) (4)	246.44%	179.36%	64.05%	53.66%	51.67%	-
Time to Maturity (Years)	5	3.9	2.9	1.9	0.9	Expired
Calculated fair value per share	$0.93	$0.87	$0.82	$0.49	$0.62	$-

(1)	Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2)	Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ending date. August 26, 2021 stock price based on the volume weighted average price for 618,451 share trades on that date. Closing price was $1.55 based trades of 2,400 final shares traded.

(3)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.

(4)	Based on the historical daily volatility of Optex Systems Holdings, Inc. as of each presented period ending date.

(5)	Warrants expired worthless without cashless exchange pursuant to the Warrant Agreement Section 2(c) determination that the August 26, 2021 VWAP calculation of $1.49 was below the exercise price of $1.50.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value	Fair Value
Warrant Liability	Outstanding	per Share	(000’s)
Fair Value as of period ended 9/29/2019	4,125,200	$0.49	$2,036
Loss on Change in Fair Value of Warrant Liability			508
Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Reclassification to additional paid in capital on exercise of warrants (1)	(188,809)		(9)
Gain on Change in Fair Value of Warrant Liability (2)	(3,936,391)		(2,535)
Fair Value as of period ended 10/03/2021	-	$-	$-

(1)	Exercise of warrants for gross proceeds of $283 thousand and a warrant liability fair market value of $292 thousand as of the exercise date.
(2)	Expiration of Warrants on August 26, 2021.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Note 13 — Income Taxes

The income tax provision for the years ended October 3, 2021 and September 27, 2020 include the following:

	(Thousands)
	2021	2020
Current income tax expense:
Current year federal income tax	$-	$403
Prior year tax adjustment	(62)	(59)
	(62)	344
Deferred income tax provision (benefit):
Federal	(39)	187

Provision for (Benefit from) income taxes, net	$(101)	$531

As of October 3, 2021, Optex Systems Inc. has a net carrying value of $1.3 million in deferred tax assets represented by deferred tax assets of $2.1 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of October 3, 2021, and September 27, 2020, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the recent orders and increased backlog as of October 3, 2021. During the twelve months ended October 3, 2021, the Company recognized ($0.04) million in tax benefits to deferred tax assets. During the twelve months ended September 27, 2020, the Company recognized $0.2 million in tax expenses from deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The income tax provision for Optex Systems as of October 3, 2021 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2021	%	2020	%

Tax provision (benefit) at statutory federal rate	$426	21	$495	21
Nondeductible expenses	(531)	(26)	108	5
Other temporary adjustments	221	11	35	1
Prior year federal income tax adjustment	(62)	(3)	(59)	(2)
Change in deferred tax valuation allowance	(155)	(8)	(48)	(2)
Provision for (benefit from) income taxes, net	$(101)	(5)	$531	23

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of October 3, 2021	As of September 27, 2020

Stock Compensation	$73	$64
Inventory Reserve	134	119
Unicap	27	31
Deferred Compensation	-	39
Fixed assets	(226)	(18)
Goodwill Amortization	199	299
Intangible Asset Amortization	113	170
Net Operating Losses	1,657	1,362
Other	119	124
Subtotal	$2,096	$2,190
Valuation allowance	(808)	(963)
Net deferred asset	$1,288	$1,227

The Company has a net loss carryforward of $7.9 million as of October 3, 2021 as compared to a net loss carryforward of $6.5 million as of September 27, 2020. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the Company may only realize $4.0 million of the current net operating loss carryforward for a net tax benefit of $0.8 million through fiscal year ending in 2037. For the year ended October 3, 2021, the Company realized a ($1.4) million net operating tax loss which is not subject to the IRS section 382 limitation and is available for a tax loss carryback up to five years.

The Company applied FASB ASC 740-10 and has no unrecognized tax benefits. By statute, the tax years ended October 3, 2021, September 27, 2020 and September 29, 2019 are open to examination by the major taxing jurisdictions to which the Optex Systems Holdings is subject.

During the twelve months ended October 3, 2021 the Company paid $48 thousand in income taxes, and has a net tax refund due related to the fiscal year 2021 tax year of ($48) thousand included in prepaid expenses. During the twelve months ended September 27, 2020 the Company paid $289 thousand in income taxes, and had a net tax refund due related to the fiscal year 2020 tax year of ($20) thousand included in prepaid expenses. There were additional tax benefit adjustments of $40 thousand due to changes from the provisional 2020 rates as compared to the federal income tax report associated with research and development tax credits and other adjustments.

Note 14 — Subsequent Events

The Company entered into an amended and restated employment agreement with Danny Schoening dated December 1, 2021. The term of the agreement commenced as of December 1, 2021 and the current term ends on November 30, 2022. Mr. Schoening’s base salary is $296,031 per annum. Mr. Schoening will be eligible for a performance bonus based upon a rolling three-year operating plan adopted by the Company’s Board of Directors (the “Board”). The bonus will be based on operating metrics decided annually by our Board and tied to such three-year plan. The target bonus equates to 30% of Mr. Schoening’s base salary. Our Board will have discretion in good faith to alter the performance bonus upward or downward by 20%.

The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement from January 2, 2022 to the “change of control date,” that being the first of the following to occur with respect to the Company: (i) any “Person,” as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with certain exclusions, is or becomes the “Beneficial Owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or (ii) the Company is merged or consolidated with any other corporation or other entity, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) the Company engages in a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “Person” (as defined above) acquires fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities. The amended RSU Agreement contains certain exceptions to the definition of change of control.

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by the Company for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Mr. Schoening for good reason (including breach by the Company of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or a sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening will be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by the Company without cause or by Mr. Schoening with good reason, Mr. Schoening will also be paid six months’ base salary in effect and, if such termination occurs prior to a change of control, Mr. Schoening will not forfeit the unvested RSUs until and unless the change of control does not occur by March 13, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 3, 2021, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 3, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended October 3, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 3, 2021. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 3, 2021. We have thus concluded that our internal control over financial reporting was effective as of October 3, 2021.

Item 9.B. Other Information

None.

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

Our Company is led by Danny Schoening, who has served as COO since 2009, was appointed CEO and Director in 2013, and became Chairman in 2017.

As of October 3, 2021, our board of directors consists of four directors, which includes three independent directors and one non-independent director as discussed below.

Our board leadership structure is used by other smaller public companies in the United States, and we believe that this leadership structure is effective for us. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management. Our directors serve for a one-year term and until their successors are elected and duly qualify.

Due to our small size, the priority has been in attracting qualified directors, with some consideration toward board diversity.

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position

Danny Schoening	57	Chairman and Director, Chief Executive Officer, Chief Operating Officer
Karen L. Hawkins	56	Chief Financial Officer
Larry Hagenbuch	55	Director, Audit Committee Chair (appointed November 4, 2019)
Dale Lehmann	63	Director, Nominating Committee Chair (appointed November 4, 2019)
Rimmy Malhotra	46	Director, Compensation Committee Chair (appointed November 4, 2019)
Billy Bates(2)	59	General Manager, Applied Optics Center

Danny R. Schoening (57). Mr. Schoening joined Optex Systems, Inc. (Texas) in January 2008. Upon the acquisition of the assets of Optex Systems, Inc. (Texas) by Optex Systems, Inc. (Delaware), Danny became the COO of Optex Systems, Inc. (Delaware) (as of September 28, 2008) and he commenced service with Optex Systems Holdings as its Chief Operating Officer as of the date of the reorganization, March 30, 2009 and was appointed Chief Executive Officer and as a Director in 2013. He has been instrumental in establishing the systems and infrastructure required to continue Optex System’s rapid growth. This activity was rewarded with Optex System’s recent ISO 9001:2000 Certification. From February 2004 to January 2008, Danny was the Vice President of Operations for The Finisar Corporation AOC Division for 4 years where he led a team of up to 200 employees to produce vertical cavity lasers for the data communications industry at production rates of hundreds of thousands of units per week. Prior to Finisar, Danny was the Director of Operations for multiple divisions of Honeywell International. Serving the Automotive, Medical, Aerospace, and Consumer Commercial Markets. During this 17-year period, Danny was recognized with Honeywell’s Lund Award, their highest award for developing employee resources. Danny has a broad experience level in the following technologies: Mechanical Assembly Processes, Micro-Electronic Assembly Processes, Laser Manufacturing, Plastic Molding, Metal Machining, Plating, Thick Film Printing, Surface Mount Technology, Hall Effect Technology and MEMS based Pressure Devices. Danny received a Bachelor’s of Science in Manufacturing Engineering Technology from the University of Nebraska, an MBA from Southern Methodist University, and holds three U.S. patents. The Board of Directors has determined that Danny is suited to sit on our Board because of his industry experience and as he is the CEO.

Karen L. Hawkins (56). On November 19, 2014, Karen Hawkins was appointed as our Chief Financial Officer. Ms. Hawkins had previously served as our Vice President, Finance and Controller, since the date of the reorganization, March 30, 2009 and was the controller of Optex Systems, Inc. (Delaware), effective September 28, 2009. She began her employment with Optex Systems, Inc. (Texas) in April 2007. Ms. Hawkins has over 30 years’ experience in Financial Accounting and Management, primarily focused in the Defense and Transportation Industries. She has a strong background in both Financial & Cost Accounting, with extensive Government Pricing, Financial Analysis, and Internal Auditing experience. Her past history also includes Program Management, Materials Management and Business Development. She brings over 25 years’ direct experience in Government Contracting with a strong knowledge of Cost Accounting Standards Board and Federal Acquisition Regulation. Her previous employment includes General Dynamics — Ordinance and Tactical Division, Garland (formerly known as Intercontinental Manufacturing) for over 13 years from November, 1994 through March, 2007. During her tenure there she served in the roles of Controller (Accounting & IT), Program Manager over a $250M 3-year Army Indefinite Delivery/Indefinite Quantity (Indefinite Delivery/Indefinite Quantity) type contract, as well as Materials Manager with oversight of Purchasing, Production Control & Warehousing functions. Prior to her employment at General Dynamics, Ms. Hawkins served in various finance and accounting positions at Luminator, a Mark IV Industries Co, and Johnson Controls, Battery Division - Garland. Karen received her Bachelor’s Degree in Business Administration in Accounting from Stephen F. Austin State University in Texas in 1986 and became a Certified Public Accountant in 1992.

Bill Bates (59). Mr. Bates joined the Company in 2014. He has thirty-five years of experience related to optical component and system manufacturing. He is currently the General Manager of the Applied Optics Center in Dallas, Texas where he oversees the Thin-film Coating and Optical Assembly Operations where he has served since November of 2014. He has held various positions throughout his thirty-five years of experience within Litton Industries, Northrop Grumman Corporation, and L-3 Communications. He previously served as Vice President and General Manager within the Warrior Systems Division of L-3 Communications. Mr. Bates received a Bachelor of Science of Business Administration from DeVry University and an MBA from the University of Texas at Dallas.

R. Rimmy Malhotra (46) joined the Board in November 2019 and holds the role of Compensation Committee Chair. Rimmy currently manages The Nicoya Fund, an investment partnership whose partners include, high net worth individuals, entrepreneurs and family offices and has acted in that capacity since 2013. He currently serves as Vice-Chairman of HireQuest, Inc., a NASDAQ listed staffing operator. He holds an MBA from The Wharton School in Finance, MA in International Affairs from The University of Pennsylvania and a Bachelor of Science in Computer Science from Johns Hopkins University. The Board of Directors has determined that Rimmy is suited to sit on our Board because of his experience with public equities and financial matters.

Lawrence F. Hagenbuch (55) joined the Board in November 2019 and holds the role of Audit Committee Chair. Larry is currently a Managing Director at Huron Consulting Group. Prior to that, Larry was the Chief Operating Officer and Chief Financial Officer for J. Hilburn, Inc., a custom clothier for men from December 2009 to May 2019. He served on the board of directors of Remy International (REMY) from November 2008 until that company’s sale to BorgWarner in November 2015, where he served on the audit and compensation committees. Larry also currently served on the board of director of Arotech (ARTX) prior to its sale to Greenrbiar Partners. Larry currently serves on the board of directors for HireQuest (HQI). Larry has served in senior management positions for SunTx Capital Partners, Alix Partners, GE / GE Capital, and American National Can Group, Inc. Larry began his professional career in the United States Navy. The Board of Directors has determined that Larry is suited to sit on our Board because of his operating experience at both large and growth-oriented companies, in addition to his experience as a director of other public companies.

Dale E. Lehmann (63) joined the Board in November 2019 as an industry expert having over 30 years of management, strategy, product development, delivery and operational experience in the electro-optical industry. Dale was the Director of Business Development & Strategy for General Dynamics Global Imaging Technologies Group from 2014 through 2017. Prior to that, Dale was the Senior Vice President & General Manager of the Infrared Products Group for L-3 Communications/Cincinnati Electronics from 1995 through 2014. Dale currently sits on the Board of Directors for Adimec USA, a provider of application specific imaging solutions. The Board of Directors has determined that Dale is suited to sit on our Board because of his experience with companies in similar industries.

Family Relationships

There are no family relationships among the officers and directors.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors actively supports management’s adoption and implementation of many “best practices” in the area of corporate governance, including annual review of internal control changes, compensation practices, executive management and auditor retention. In the year ended October 3, 2021, all directors attended a minimum of 75% of the meetings of the board of directors and of the committees on which they served.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics which has been distributed to all directors, and executive officers, and will be distributed to employees and will be given to new employees at the time of hire. The Financial Code of Ethics contains a number of provisions that apply principally to our Principal Executive Officer, Principal Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website (www.optexsys.com) under the section for corporate governance. We also intend to disclose any amendments or waivers of our Code on our website.

Board Meetings

We are incorporated under the laws of the State of Delaware. The interests of our stockholders are represented by the board of directors, which oversees our business and management.

The board of directors meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. The board held four meetings (including special meetings) and took action by unanimous written consent one time during our fiscal year ended October 3, 2021.

Board Independence

Our board of directors has determined that three of our directors (all except Mr. Schoening) would meet the independence requirements of the Nasdaq Capital Market, if such standards applied to the Company. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors.

Board Committees

The Company has a separately-designated audit committee, of which Larry Hagenbuch serves as the chair and the “audit committee financial expert.” The Company has a separately-designated compensation committee, of which Rimmy Malhotra serves as the chair. The Company has a separately-designated nominating committee, of which Dale Lehman serves as the chair. Each committee consists of independent directors Larry Hagenbuch, Rimmy Malhotra and Dale Lehmann.

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

Director Attendance at Annual Meetings of Stockholders

Directors are encouraged to attend annual meetings, although such attendance is not required. All four directors attended the Company’s 2021 Annual Meeting of Shareholders.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such forms received by it, the Company believes that, during its most recently completed fiscal year ended on October 3, 2021, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed, except that (1) two reports were filed late by Dale Lehman, reporting seven late transactions, (2) one report was filed late by Rimmy Malhotra, reporting one late transaction and (3) one report was filed late by Ephraim Fields, reporting one late transaction.

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our principal executive officer, principal financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods. These officers are referred to herein as the “named executive officers.” Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last three fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Compensation ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
	2021	$271,515	$-	$65,340	$120	$336,975
Danny Schoening,	2020	284,645	47,632	65,835	-	398,112
CEO, COO & Board Chairman	2019	279,504	74,719	73,740	-	427,963

	2021	$199,500	$-	$21,780	$120	$221,400
Karen Hawkins	2020	205,425	37,158	21,945	-	264,528
CFO	2019	201,537	53,924	24,580	-	280,041

	2021	$149,002	$-	$35,411	$120	$184,533
Bill Bates	2020	150,834	23,014	31,076	-	204,924
AOC General Manager	2019	148,269	22,236	15,675	-	186,180

(1)	On June 15, 2016, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2017, 33% on January 1, 2018 and 33% on January 1, 2019. The total market value of the restricted stock units based on the share price of $1.85 as of June 15, 2016 is $372 thousand. The restricted stock units were fully vested on January 1, 2019. On June 15, 2017, the Company issued 50,000 RSUs to its General Manager (Applied Optical Products). The RSUs issued to Mr. Bates vest as follows: 34% on January 1, 2018, 33% on January 1, 2019 and 33% on January 1, 2020. The total market value of the restricted stock units granted to Mr. Bates based on the share price of $0.95 as of June 15, 2017 is $47.5 thousand. On January 2, 2019, the Company issued 150,000 RSUs to its Chief Executive Officer, Danny Schoening, and 50,000 RSUs to its Chief Financial Officer, Karen Hawkins. The RSUs issued to Mr. Schoening and Ms. Hawkins vest as follows: 34% on January 1, 2020, 33% on January 1, 2021 and 33% on January 1, 2022. The total market value of the restricted stock units based on the share price of $1.32 as of January 2, 2019 is $264 thousand. The cost of the shares is amortized on a straight-line basis across the vesting periods. On December 1, 2021 the Company executed an amended and restated twelve-month employment agreement for Danny Schoening, effective as of December 1, 2021 and expiring on November 30, 2022. The amended agreement modifies the Restricted Stock Unit (“RSU”) Agreement vesting requirements for his remaining 49,500 unvested units from January 1, 2022 to vesting upon a “Change of Control Date” as defined in the employment agreement. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the executive portion of compensation expense for financial statement reporting purposes for each named executive officer, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions.

Employment Agreements

Danny Schoening

The Company entered into an amended and restated employment agreement with Danny Schoening dated December 1, 2021. The term of the agreement commenced as of December 1, 2021 and the current term ends on November 30, 2022. Mr. Schoening’s base salary is $296,031 per annum. Mr. Schoening will be eligible for a performance bonus based upon a rolling three-year operating plan adopted by the Company’s Board of Directors. The bonus will be based on operating metrics decided annually by our Board and tied to such three-year plan. The target bonus equates to 30% of Mr. Schoening’s base salary. Our Board will have discretion in good faith to alter the performance bonus upward or downward by 20%.

The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement from January 2, 2022 to the “change of control date,” that being the first of the following to occur with respect to the Company: (i) any “Person,” as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with certain exclusions, is or becomes the “Beneficial Owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or (ii) the Company is merged or consolidated with any other corporation or other entity, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) the Company engages in a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “Person” (as defined above) acquires fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities. The amended RSU Agreement contains certain exceptions to the definition of change of control.

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by the Company for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Mr. Schoening for good reason (including breach by the Company of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or a sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening will be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by the Company without cause or by Mr. Schoening with good reason, Mr. Schoening will also be paid six months’ base salary in effect and, if such termination occurs prior to a change of control, Mr. Schoening will not automatically forfeit the unvested RSUs until and unless the change of control does not occur by March 13, 2023.

●	On December 15, 2020, the Company’s Board of Directors approved an executive bonus for Danny Schoening, CEO of $48 thousand to be paid January 2021.

●	In January 2021 Danny Schoening agreed to a temporary salary reduction of 8% from February 20, 2021 through October 1, 2021.

Karen Hawkins

On August 4, 2016, our Board of Directors approved an employment agreement for Karen Hawkins, Chief Financial Officer, dated as of August 1, 2016. This agreement has the following salient terms:

The term of the agreement commenced on August 1, 2016, and the current term expires on June 30, 2022 and automatically renews for subsequent 18-month periods unless Ms. Hawkins or we give notice of termination at least 90 days before the end of the term then in effect.

On each subsequent renewal date of the commencement of employment, Ms. Hawkins’ base salary shall be reviewed by the Board and may be increased to such rate as the Board, in its sole discretion, may hereafter from time to time determine and Ms. Hawkins is entitled to annual bonuses of up to 30% of her base salary as approved by the Board.

Ms. Hawkins is entitled to 20 days’ vacation and all other benefits accorded to our other senior executives.

The employment agreement events of termination consist of: (i) death of Ms. Hawkins; (ii) termination by the Company for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Ms. Hawkins, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Ms. Hawkins for good reason (including breach by the Company of its obligations under the agreement, the requirement for Ms. Hawkins to move more than 100 miles away for her employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or a sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death of Ms. Hawkins, Ms. Hawkins will be paid salary and bonus earned through the date of termination. For a termination by the Company without cause or by Ms. Hawkins with good reason, Ms. Hawkins will also be paid six months’ base salary in effect and all granted stock options shall remain exercisable for a period of two years after such termination, with all unvested stock options immediately vesting. The agreement contains a standard non-solicitation and non-compete agreement that extends for one year subsequent to termination thereof.

●	On December 15, 2020, the Company’s Board of Directors approved an executive bonus for Karen Hawkins, CFO of $37 thousand to be paid in December 2020.

●	In January 2021 Karen Hawkins agreed to a temporary salary reduction of 5% from February 20, 2021 through October 1, 2021 at which time her salary was reinstated to $205,425 per annum.

We do not have any other employment agreements with our executive officers.

Equity Compensation Plan Information

Option Compensation Plan

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

As of September 29, 2019, there were 25,000 fully vested stock options outstanding at an exercise price of $10 per share and an expiration date of December 18, 2020. During the twelve months ended September 27, 2020, all 25,000 outstanding stock options were repurchased at $0.01 per option for a total transaction of $250. There were no new grants of stock options during the twelve months ended October 3, 2021. As of October 3, 2021, there are zero stock options outstanding.

Restricted Stock Unit Plan

On June 14, 2016, the Compensation Committee (“Committee”) of the Board of Directors of Optex Systems Holdings, Inc. approved the Company’s 2016 Restricted Stock Unit Plan (the “Plan”). The Plan provides for the issuance of restricted stock units (“RSUs”) for up to 1,000,000 shares of the Company’s common stock to Optex Systems Holdings officers and employees. Each RSU constitutes a right to receive one share of the Company’s common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of the Company’s common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by the named executive officers at October 3, 2021 and market value as of December 13, 2021.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
Danny Schoening(1)	-	-	-	-	-	49,500	$93,555	-	$-

Karen Hawkins(2)	-	-	-	-	-	16,500	$31,185	-	$-

Bill Bates(3)	-	-	-	-	-	33,000	$62,370	-	$-

(1)	Restricted Stock Unit Agreement dated January 2, 2019 and pursuant to amended and restated employment agreement executed on November 1, 2021, 49,500 restricted stock units will vest upon a “Change in Control Date”.
(2)	Pursuant to Restricted Stock Unit Agreement dated January 2, 2019, 16,500 shares (33% of 50,000 RSU grant) will vest on January 1, 2022.
(3)	Pursuant to Restricted Stock Unit Agreement dated February 17, 2020, 16,500 shares (33% of 50,000 RSU grant each year) will vest on January 1, 2022 and on January 1, 2023.

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $44 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

As of October 3, 2021, there are 99,000 outstanding unvested restricted stock units remaining to vest, of which 33,000 will vest as of January 1, 2022, 49,500 will vest upon a Change of Control Date pursuant to terms of Danny Schoening’s employment agreement effective as of December 1, 2021, and the remaining 16,500 will vest on January 1, 2023.

On December 1, 2021 the Company executed an amended and restated employment agreement for Danny Schoening, effective as of December 1, 2021 and expiring on November 30, 2022. The amended agreement modifies the Restricted Stock Unit Agreement vesting requirements for his remaining 49,500 unvested units from January 1, 2022 to vesting upon a “Change of Control Date” as defined in the employment agreement. In the event of Mr. Schoening’s termination without cause, or resignation with good reason prior to expiration of the employment agreement, any unvested RSUs will continue to be outstanding until the earlier of (i) the Change of Control Date, on which date, if still outstanding, they vest, or (ii) March 13, 2023, on which date, if still outstanding, they will be forfeited and expire for no consideration. In the event of termination prior to a Change of Control Date, for any reason other than termination without cause, or resignation with good reason, any unvested RSUs would be forfeited. For additional information on the amended and restated employment agreement and amended vesting terms, please see “Item 11. Executive Compensation – Employment Agreements - Danny Schoening,” which disclosure is incorporated by reference herein.

Restricted Shares Issued to Independent Board Members

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company will amortize the fair market value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. As of period ended October 3, 2021, 60,000 of the restricted shares had vested.

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team other than the provision with respect to Mr. Schoening and Ms. Hawkins described above. Other than the final tranche of Mr. Schoening’s 2019 RSU award, no awards of equity incentives under our equity incentive plans provide for immediate vesting upon a change in control. However, our Board of Directors has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards. A “change in control” is generally defined as (1) the acquisition by any person of 66% or more of the combined voting power of our outstanding securities or (2) the occurrence of a transaction requiring stockholder approval and involving the sale of all or substantially all of our assets or the merger of us with or into another corporation, but has a different definition for purposes of such 2019 RSU award.

Director Compensation

The following table provides information regarding compensation paid to directors for services rendered during the year ended October 3, 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Vested Restricted Stock Awards(2)	Total Compensation
Rimmy Malhotra	$36,000	$35,000	$71,000
Larry Hagenbuch	36,000	35,000	71,000
Dale Lehmann	36,000	35,000	71,000
Danny Schoening	-	-	-

(1)	Director fees paid quarterly.

(2)	Represents restricted shares issued to each independent director vesting at a rate of 20% per year. The amounts in the “Stock awards” column reflect the dollar amounts recognized as the director portion of compensation expense for financial statement reporting purposes for each named director, as required by FASB ASC 718, disregarding any estimates for forfeitures relating to service-based vesting conditions.

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

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. As of period ended October 3, 2021, 60,000 (20%) of the restricted shares had vested.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On December 13, 2021, we had 8,462,310 shares of common stock outstanding, zero options, zero warrants, and 99,000 granted and unvested restricted stock units. The following table sets forth certain information with respect to the beneficial ownership of our securities as of December 13, 2021, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of December 13, 2021 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o our corporate headquarters.

Except as otherwise set forth below, the address of each of the persons listed below is our address.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares

5% Holders	Ephraim Fields (1)	1,154,399	13.6%
	Dayton Judd, Sudbury Holdings LLC(2)	845,000	9.9%

Directors and Officers:	Danny Schoening (3)	834,030	9.8%
	Karen Hawkins (4)	250,144	2.9%
	Bill Bates (5)	62,631	0.7%
	Rimmy Malhotra (6)(7)	195,210	2.3%
	Larry Hagenbuch(7)	110,000	1.3%
	Dale Lehmann (7)	166,558	2.0%

Directors and officers as a group (6 Individuals) (8)		1,618,573	19.0%

1	Represents 1,154,399 common shares reported as held by Ephraim Fields located at 265 East 66th Street #42E, New York, NY 10065 as per SEC Form 4/A (filed on September 1, 2021).

2	Represents 820,000 common shares reported as held by Sudbury Holdings, LLC and controlled by Dayton Judd who also holds an additional 25,000 shares for a total combined holding of 845,000 shares. Both are located at 136 Oak Trail, Coppell, TX 75019 as per SEC Schedule 13D (filed on September 7, 2021).

3	Includes common shares held of 834,030.

4	Includes common shares held of 233,644 and restricted stock units of 16,500 expected to vest on January 1, 2022.

5	Includes common shares held of 46,131 and restricted stock units of 16,500 expected to vest on January 1, 2022.

6	Includes 76,900 shares held by Nicoya Capital and controlled by Rimmy Malhotra.

7	Includes 80,000 unvested restricted shares for each independent director.

8	Represents common shares held by Danny Schoening, Karen Hawkins, Bill Bates, Rimmy Malhotra, Larry Hagenbuch and Dale Lehmann.

Information with respect to our equity compensation plans

2009 Stock Option Plan

Optex Systems Holdings adopted its 2009 Stock Option Plan on March 26, 2009. On December 9, 2011, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 6,000 to 50,000 and authorized the grant of 10,000 options to two board members and a total of 36,070 to Optex Systems Holdings employees including 20,000 options to executive officers. On December 19, 2013, the Board of Directors of Optex Systems Holdings, Inc. authorized an amendment to its Stock Option Plan to increase the number of issuable shares from 50,000 to 75,000. As of October 3, 2021, there were no outstanding options.

2016 Restricted Stock Unit Plan

On June 14, 2016, our Compensation Committee approved our 2016 Restricted Stock Unit Plan. This plan provides for issuance of restricted stock units (“RSUs”) for up to 1,000,000 shares of our common stock. Each RSU constitutes a right to receive one share of our common stock, subject to vesting, which unless otherwise stated in an RSU agreement, shall vest in equal amounts on the first, second and third anniversary of the grant date. Shares of our common stock underlying the number of vested RSUs will be delivered as soon as practicable after vesting. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of us or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If an officer grantee’s employment is terminated by us without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the officer grantee’s termination date. In the event of a change in control, our obligations regarding outstanding RSUs shall, on such terms as may be approved by the Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash).

On December 1, 2021 the Company executed an amended and restated employment agreement for Danny Schoening, effective as of December 1, 2021 and expiring on November 30, 2022. The amended agreement modifies the Restricted Stock Unit Agreement vesting requirements for his remaining 49,500 unvested units from January 1, 2022 to vesting upon a “Change of Control Date” as defined in the employment agreement. In the event of Mr. Schoening’s termination without cause, or resignation with good reason prior to expiration of the employment agreement, any unvested RSUs will continue to be outstanding until the earlier of (i) the Change of Control Date, on which date, if still outstanding, they vest, or (ii) March 13, 2023, on which date, if still outstanding, they will be forfeited and expire for no consideration. In the event of termination prior to a Change of Control Date, for any reason other than termination without cause, or resignation with good reason, any unvested RSUs would be forfeited. For additional information on the amended and restated employment agreement and amended vesting terms, please see “Item 11. Executive Compensation – Employment Agreements - Danny Schoening,” which disclosure is incorporated by reference herein.

As of October 3, 2021, there are 99,000 outstanding unvested restricted stock units remaining to vest of which 33,000 will vest on January 1, 2021, and 500,000 authorized restricted stock units from the 2016 Restricted Stock Unit Plan remaining to be granted at a future date.

Equity Compensation Plan Table

The following table provides information about our common stock that may be issued upon the exercise, vesting and/ or settlement of securities outstanding under all our existing equity compensation plans as of October 3, 2021:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	NA	NA
Equity compensation plans not approved by security holders	99,000	-	500,000
Total	99,000	-	500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid to date for audit services rendered during fiscal years ended October 3, 2021 and September 27, 2020, respectively.

Fee Category	2021	2020
Audit Fees (1)	$101,786	$89,802

Tax Fees	8,500	7,613

(1)	Audit Fees are fees for professional services performed for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings for the fiscal years ended October 3, 2021 and September 27, 2020, respectively.

Item 15. Exhibits

(a)(1)	Financial Statements. The following financial statements of Optex Systems Holdings, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended October 3, 2021 and September 27, 2020
Consolidated Balance Sheets as of October 3, 2021 and September 27, 2020
Consolidated Statement of Stockholders’ Equity for the years ended October 3, 2021 and September 27, 2020
Consolidated Statements of Cash Flows for the years ended October 3, 2021 and September 27, 2020
Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits.
See Exhibit Index

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended to date

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(6).

4.1	Description of Capital Stock

4.2	Specimen Stock Certificate(2)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.2	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010(3)

10.3	Restricted Stock Unit Plan(7)

10.4	Form of RSU Agreement(7)

10.5	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(5)

10.6	Form of Lease(8)

10.7	Form of Letter of Credit(8)

10.8	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(9)

10.9	Employment Agreement with Danny Schoening, dated December 1, 2021 (10)

10.10	Sixth Amendment to Lease Agreement

10.11	First Amendment to Lease

10.13	BBVA Business Loan Agreement(11)

10.14	BBVA Letter of Credit

10.15	2009 Stock option Plan (4)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009
(3)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016
(6)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 2015
(7)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016
(8)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016
(9)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017
(10)	Incorporated by reference from our Current Report on Form 8-K, dated December 7, 2021
(11)	Incorporated by reference from our Current Report on Form 8-K, dated April 20, 2020

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 20, 2021

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 20, 2021

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 20, 2021

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 20, 2021

/s/ Larry Hagenbuch
Larry Hagenbuch	Director	December 20, 2021

/s/ Rimmy Malhotra
Rimmy Malhotra	Director	December 20, 2021

/s/ Dale Lehmann
Dale Lehmann	Director	December 20, 2021

