Form 10-K/A
period 2021-10-03
Optex Systems Holdings Inc
filed 2022-02-03
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Optex Systems Holdings, Inc. (the “Company”) for the fiscal year ended October 3, 2021, initially filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2021 (the “Original 10-K”), is being filed to correct an administrative error in the Original 10-K. The Original 10-K inadvertently failed to include the conformed signature of Whitley Penn LLP on the version of the Report of Independent Registered Public Accounting Firm (the “Audit Report”) included in such filing.

This Amendment is being filed to add “/s/ Whitley Penn LLP” to the Audit Report included in the filing. This Amendment includes Part II, Item 8, “Financial Statements and Supplemental Data” in its entirety and without change from the Original 10-K other than the addition of the conformed signature of Whitley Penn LLP.

In addition, this Amendment amends the exhibit list included in Item 15 of Part IV of the Original 10-K to contain currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and such certifications are filed as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not amend, modify or update any other information contained in the Original 10-K. In particular, this Amendment does not reflect events that occurred subsequent to December 20, 2021. Therefore, this Amendment should be read together with other reports and documents that the Company has filed with the Securities and Exchange Commission subsequent to December 20, 2021. Information in such reports and documents updates and supersedes certain information contained in the Original 10-K.

TABLE OF CONTENTS

PART II

Item 8.	Financial Statements and Supplementary Data	3

PART IV

Item 15.	Exhibits	28

PART II

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

PART IV

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

(a)(3)	Exhibits.
See Exhibit Index

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1).

3.1	Certificate of Incorporation, as amended to date(12)

3.2	Bylaws of Optex Systems Holdings(1).

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(6).

4.1	Description of Capital Stock(12)

4.2	Specimen Stock Certificate(2)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.2	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010(3)

10.3	Restricted Stock Unit Plan(7)

10.4	Form of RSU Agreement(7)

10.5	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(5)

10.6	Form of Lease(8)

10.7	Form of Letter of Credit(8)

10.8	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(9)

10.9	Employment Agreement with Danny Schoening, dated December 1, 2021 (10)

10.10	Sixth Amendment to Lease Agreement(12)

10.11	First Amendment to Lease(12)

10.13	BBVA Business Loan Agreement(11)

10.14	BBVA Letter of Credit(12)

10.15	2009 Stock option Plan (4)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(3)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016.
(6)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 2015.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017.
(10)	Incorporated by reference from our Current Report on Form 8-K, dated December 7, 2021.
(11)	Incorporated by reference from our Current Report on Form 8-K, dated April 20, 2020.
(12)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021 filed on December 20, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: February 3, 2022

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: February 3, 2022

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	February 3, 2022

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	February 3, 2022

/s/ Larry Hagenbuch
Larry Hagenbuch	Director	February 3, 2022

/s/ Rimmy Malhotra
Rimmy Malhotra	Director	February 3, 2022

/s/ Dale Lehmann
Dale Lehmann	Director	February 3, 2022

