Form 10-Q
period 2022-01-02
Optex Systems Holdings Inc
filed 2022-02-14
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2022

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
None.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2022: 8,429,406 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended January 2, 2022

2

Part 1. Financial Information

Item 1. Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 2, 2022

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 2, 2022 (UNAUDITED) AND OCTOBER 3, 2021	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 2, 2022 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 27, 2020 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 2, 2022 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 27, 2020 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 2, 2022 (UNAUDITED) AND FOR THE THREE MONTHS ENDED DECEMBER 27, 2020 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	January 2, 2022	October 3, 2021
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$5,285	$3,900
Accounts Receivable, Net	2,010	3,183
Inventory, Net	7,919	7,583
Prepaid Expenses	250	262

Current Assets	15,464	14,928

Property and Equipment, Net	1,035	1,017

Other Assets
Deferred Tax Asset	1,302	1,288
Right-of-use Asset	3,531	3,599
Security Deposits	23	23

Other Assets	4,856	4,910

Total Assets	$21,355	$20,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,018	$551
Operating Lease Liability	579	528
Accrued Expenses	840	851
Accrued Warranty Costs	122	78

Current Liabilities	2,559	2,008

Operating Lease Liability, net of current portion	3,070	3,133

Total Liabilities	5,629	5,141

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,546,920 and 8,523,704 shares issued, and 8,474,127 and 8,488,149 outstanding, respectively)	9	9
Treasury Stock (at cost, 72,793 and 35,555 shares held, respectively)	(143)	(69)
Additional Paid in capital	25,809	25,752
Accumulated Deficit	(9,949)	(9,978)

Stockholders’ Equity	15,726	15,714

Total Liabilities and Stockholders’ Equity	$21,355	$20,855

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	January 2, 2022	December 27, 2020

Revenue	$4,340	$4,471

Cost of Sales	3,517	3,636

Gross Margin	823	835

General and Administrative Expense	808	756

Operating Income	15	79

Gain on Change in Fair Value of Warrants	-	1,027

Interest Expense	-	(3)
Other Income	-	1,024

Income Before Taxes	15	1,103

Income Tax (Benefit) Expense, net	$(14)	$16

Net Income	$29	$1,087
Deemed dividends on participating securities	-	(361)
Net income applicable to common shareholders	$29	$726
Basic income per share	$0.00	$0.09

Weighted Average Common Shares Outstanding - basic	8,228,980	8,299,278

Diluted income per share	$0.00	$0.09

Weighted Average Common Shares Outstanding - diluted	8,281,841	8,488,042

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended
	January 2, 2022	December 27, 2020

Cash Flows from Operating Activities:
Net Income	$29	$1,087

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	72	63
Gain on Change in Fair Value of Warrants	-	(1,027)
Stock Compensation Expense	57	57
Deferred Tax	(14)	16
Accounts Receivable	1,173	815
Inventory	(335)	(557)
Prepaid Expenses	11	62
Leases	55	(14)
Accounts Payable and Accrued Expenses	457	(44)
Accrued Warranty Costs	44	(34)
Customer Advance Deposits	-	(1)
Total Adjustments	1,520	(664)
Net Cash provided by Operating Activities	1,549	423

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(90)	(81)
Net Cash used in Investing Activities	(90)	(81)

Cash Flows used in Financing Activities
Common Stock Repurchase	(74)	(415)
Net Cash used in Financing Activities	(74)	(415)

Net Increase (Decrease) in Cash and Cash Equivalents	1,385	(73)
Cash and Cash Equivalents at Beginning of Period	3,900	4,700
Cash and Cash Equivalents at End of Period	$5,285	$4,627

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Interest	-	3

The accompanying notes are an integral part of these financial statements

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Three months ended January 2, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714
Stock Compensation Expense	-	-	-	-	57	-	57
Common Stock Repurchase(1)	-	37,238	-	(74)	-	-	(74)
Vested Restricted Stock Units, net of withheld taxes	23,216	-	-	-	-	-	-
Net income	-	-	-	-	-	29	29

Balance at January 2, 2022	8,546,920	72,793	$9	$(143)	$25,809	$(9,949)	$15,726

	Three months ended December 27, 2020
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976
Stock Compensation Expense	-	-	-	-	57	-	57
Common Stock Repurchase (1)	-	208,592	-	(415)	-	-	(415)
Net income	-	-	-	-	-	1,087	1,087

Balance at December 27, 2020	8,795,869	314,325	$9	$(615)	$26,333	$(11,022)	$14,705

(1)	Common shares repurchased in the open market during the three months ended January 2, 2022 and December 27, 2020, respectively. The shares are held as treasury stock using the cost method.

The accompanying notes are an integral part of these financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the three months ended January 2, 2022 were derived from the U.S. government (15%), three major U.S. defense contractors (25%, 8% and 6%, respectively), one major commercial customer (26%) and all other customers (20%). Approximately 92% of the total company revenue is generated from domestic customers and 8% is derived from foreign customers, primarily in Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of January 2, 2022, Optex Systems Holdings operated with 87 full-time equivalent employees.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; impacts on our supply chain; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the pandemic and the possibility of its reoccurrence; the timing required to develop and implement effective treatments; the success of global vaccination efforts; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the pandemic subsides.

Beginning in April 2020 through October 3, 2021, we experienced a significant reduction in new orders and ending customer backlog in our Optex Richardson segment, resulting in an overall decrease in backlog of 40% between September 29, 2019 and October 3, 2021. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with significant shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supply chain issues.

While the Applied Optics Center segment experienced a significant decline in orders during the second half of fiscal year 2020, the segment saw a sizable increase in new orders during the fiscal year ended October 3, 2021 as a result of increased military spending in Army infantry optical equipment, a larger customer base and higher customer demand for commercial optical assemblies. As of October 3, 2021, the Applied Optics Center segment backlog had increased by 153% as compared to the level on September 29, 2019. As a result of this significant shift in orders and backlog between segments, we anticipate corresponding shifts in revenue during the 2022 fiscal year, with revenue from the Optex Richardson segment decreasing, and revenue from the Applied Optics Center segment increasing.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended October 3, 2021 and other reports filed with the SEC.

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

Inventory: As of January 2, 2022, and October 3, 2021, inventory included:

	(Thousands)
	January 2, 2022	October 3, 2021
Raw Material	$4,580	$4,926
Work in Process	3,287	2,664
Finished Goods	685	629
Gross Inventory	$8,552	$8,219
Less: Inventory Reserves	(633)	(636)
Net Inventory	$7,919	$7,583

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of January 2, 2022 consist of U.S. government agencies (10%), five major U.S. defense contractors (17%, 17%, 14%, 9% and 6%, respectively), one foreign military agency (7%), one commercial customer (13%) and all other customers (7%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of January 2, 2022, and October 3, 2021, the Company had warranty reserve balances of $122 thousand and $78 thousand, respectively.

	Three months ended
	January 2, 2022	December 27, 2020
Beginning balance	$78	$83

Incurred costs for warranties satisfied during the period	(2)	(43)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	46	4
Change in estimate for pre-existing warranty liabilities (2)	-	5
Warranty Expense	46	9

Ending balance	$122	$49

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate).

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which began in October 2017 which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service over a three-year period. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three months ended January 2, 2022 and December 27, 2020, there was $120 thousand and $120 thousand in service contract revenue recognized over time.

During the three-month periods ended January 2, 2022 and December 27, 2020, there was zero and $1 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of January 2, 2022, there are no customer deposit liabilities. As of the three months ended January 2, 2022, there are no sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of January 2, 2022 and October 3, 2021, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $2.1 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. During the three months ended January 2, 2022, our deferred tax assets increased by $14 thousand related to temporary tax adjustments].

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our warrants outstanding through August 26, 2021 were participating securities, which shared dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. Since the warrants expired in accordance with their terms on August 26, 2021, during the three months ended January 2, 2022, there were no declared dividends and no allocated undistributed earnings attributable to the participating warrants, respectively. During the three months ended December 27, 2020, there were no declared dividends and $361 thousand in allocated undistributed earnings attributable to the participating warrants, respectively.

The Company has potentially dilutive securities outstanding which include unvested restricted stock units, stock options and, for the quarter ended December 27, 2020, warrants. In computing the dilutive effect of warrants, the numerator is adjusted to add back any deemed dividends on participating securities (warrants) and the denominator is increased to assume the conversion of the number of additional incremental common shares. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended January 2, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 52,861 incremental shares) were included in the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings. For the three months ended December 27, 2020, 182,000 unvested restricted stock units and 300,000 shares of unvested restricted stock (which convert to an aggregate of 188,764 incremental shares) were included in the diluted earnings per share calculation and 4,125,200 warrants (which convert to 984,185 incremental shares) were excluded from the diluted earnings per share calculation due to the antidilutive effect of the undistributed earnings

Note 3 - Segment Reporting

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 82% domestic military customers and 18% foreign military customers. For the three months ended January 2, 2022, Optex Systems – Richardson represented 43% of the Company’s total consolidated revenue and consisted of the U.S. government (15%) one major U.S. defense contractor (19%), and all other customers (9%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of January 2, 2022, the Richardson facility operated with 47 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent approximately 48% and military sales to prime and subcontracted customers represent approximately 52% of the external segment revenue. Approximately 93% of the AOC revenue is derived from external customers and approximately 7% is related to intersegment sales to Optex Systems in support of military contracts. For the three months ended January 2, 2022, AOC represented 57% of the Company’s total consolidated revenue and consisted of three major defense contractors (8%, 6% and 6%), one commercial customer (26%), and all other customers (11%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of January 2, 2022, AOC operated with 40 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended January 2, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,857	$2,483	$-	$4,340
Intersegment revenues	-	180	(180)	-
Total Revenue	$1,857	$2,663	$(180)	$4,340

Depreciation and Amortization	$10	$62	$-	$72

Income (loss) before taxes	$(216)	$288	$(57)	$15

Other significant noncash items:
Allocated home office expense	$(236)	$236	$-	$-
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$46	$-	$46

Segment Assets	$14,267	$7,088	$-	$21,355
Expenditures for segment assets	$25	$65	$-	$90

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended December 27, 2020
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,029	$1,442	$-	$4,471
Intersegment revenues	-	366	(366)	-
Total Revenue	$3,029	$1,808	$(366)	$4,471

Interest expense	$-	$-	$3	$3

Depreciation and Amortization	$11	$52	$-	$63

Income (loss) before taxes	$213	$(77)	$967	$1,103

Other significant noncash items:
Allocated home office expense	$(200)	$200	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,027)	$(1,027)
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$9	$-	$9

Segment Assets	$13,985	$5,865	$-	$19,850
Expenditures for segment assets	$20	$61	$-	$81

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson address and the Applied Optics Center Dallas address, as well as certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $11.3 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term includes 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $7.9 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

Execution of the new lease amendments for the Dallas and Richardson facilities on January 11, 2021 resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the twelve months ended October 3, 2021.

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. Equipment for the lease has not yet been delivered due to part shortages. The lease effectivity date has been delayed by the supplier pending the receipt of the equipment by Optex.

As of January 3, 2022, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

	Non-cancellable Operating Leases (Thousands)
	Optex Richardson	Applied Optics Center	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2022 Base year lease	232	212	444	175
2023 Base year lease	317	288	605	235
2024 Base year lease	327	296	623	240
2025 Base year lease	336	305	641	245
2026 Base year lease	346	313	659	249
2027 Base year lease	357	322	679	254
2028 Base year lease	242	330	572	184
2029 Base year lease	-	83	83	27
Total base lease payments	2,157	$2,149	4,306	$1,609
Imputed interest on lease payments (1)	(316)	(341)	(657)
Total Operating Lease Liability(2)	$1,841	$1,808	$3,649

Right-of-use Asset(3)	$1,773	$1,758	$3,531

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $118 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $579 thousand and $3,070 thousand, respectively.

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended January 2, 2022 and December 27, 2020 was $209 thousand and $178 thousand, respectively. Total office equipment rentals included in operating expenses was $4 and $5 thousand for the three months ended January 2, 2022 and December 27, 2020, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, the Company terminated its facility with Avidbank and entered into a new facility with BBVA USA.

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (collectively, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms are as follows:

●	The principal amount of the Facility is $2.25 million. The Facility matures on April 15, 2022. The interest rate is variable based on PNC’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest is payable monthly in arrears starting on May 15, 2020; and the principal amount is due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There are commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of January 2, 2022, the Company was in compliance with the covenants.

●	The Facility contains commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility is secured by a first lien on all of the assets of Borrower.

The outstanding balance on the facility was zero as of January 2, 2022 and October 3, 2021. For the three months ended January 2, 2022 and December 27, 2020, the total interest expense against the outstanding line of credit balance was zero and $3 thousand, respectively.

Note 6-Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitled the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants were free standing financial instruments that were legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants were puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company had no plans to consummate a fundamental transaction and did not believe a fundamental transaction was likely to occur during the remaining term of the warrants. In accordance with the accounting guidance, the outstanding warrants were recognized as a warrant liability on the balance sheet, and were measured at their inception date fair value and subsequently re-measured at each reporting period with changes recorded as a component of other income in the consolidated statement of income. The warrants expired on the Termination Date in accordance with their terms; therefore, no warrants were outstanding as of October 3, 2021 or during the three months ended January 2, 2022.

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 27, 2020	Period ended December 27, 2020
Exercise Price (1)	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021
Stock Price (2)	$1.96	$1.73
Interest Rate (annual) (3)	0.12%	0.11%
Volatility (annual)	51.67%	44.77%
Time to Maturity (Years)	0.9	0.7
Calculated fair value per share	$0.62	$0.37

(1)	Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.
(2)	Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period end date.
(3)	Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Gain on Change in Fair Value of Warrant Liability			(1,027)
Fair Value as of period ended 12/27/2020	4,125,200	$0.37	1,517

Fair Value as of period ended 10/3/2021	-	$-	$-
Gain on Change in Fair Value of Warrant Liability			-
Fair Value as of period ended 1/2/2022	-	$-	$-

During the three months ended January 2, 2022 and December 27, 2020, there were no new issues or exercises of existing warrants.

The warrant liabilities were considered Level 3 liabilities on the fair value hierarchy as the determination of fair value included various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three months ended January 2, 2022. As of January 2, 2022, there are zero stock options outstanding.

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, with the latter granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 27, 2020	182,000	$1.54	300,000	1.75
Granted	—	—	—	—
Vested	(83,000)	$1.49	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75
Granted	—	—	—	—
Vested	(33,000)	1.73	(60,000)	1.75
Forfeited	—	—	—	—
Outstanding at January 2, 2022	66,000	$1.52	180,000	$1.75

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events – D. Schoening Employment Agreement,” which disclosure is incorporated by reference herein. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of January 2, 2022, there was no unrecognized compensation cost relating to this award.

The Company entered into an amended and restated employment agreement with Danny Schoening dated December 1, 2021. The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement from January 1, 2022 to the “change of control date,” that being the first of the following to occur with respect to the Company: (i) any “Person,” as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with certain exclusions, is or becomes the “Beneficial Owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or (ii) the Company is merged or consolidated with any other corporation or other entity, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) the Company engages in a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “Person” (as defined above) acquires fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities. The amended RSU Agreement contains certain exceptions to the definition of change of control.

As of the December 1, 2021 modification date related to the third and final vesting date of the 49,500 unvested restricted stock units held by Danny Schoening, there was no change in the fair value of the modified award as compared to the original award immediately prior to the modification date. The restricted stock units were certain to vest on January 1, 2022, but due to the modification, they are less certain to vest, contingent on a “change in control date” occurring prior to March 13, 2023. As of the modification date, there was $5 thousand of unrecognized compensation cost associated with the original award. As a matter of expediency, the unrecognized compensation expense as of the modification date was fully expensed through January 2, 2022. There is no additional compensation expense associated with the modification of the restricted stock unit agreement.

On February 17, 2020, the Company granted 50,000 restricted stock units to Bill Bates, General Manager of the Applied Optics Center. The restricted stock units vest as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $2.13 per share. The Company will amortize the grant date fair value of $107 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on February 17, 2020.

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $43 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

On January 4, 2022, the Company issued 23,216 common shares to directors and officers, net of tax withholding of $19 thousand, in settlement of 33,000 restricted stock units which vested on January 1, 2022.

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company will amortize the grant date fair value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On January 1, 2021 and January 1, 2022, 60,000 of the restricted director shares vested.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ended
	January 2, 2022	December 27, 2020	January 2, 2022	October 3, 2021

Restricted Shares	$26	$26	$315	$341
Restricted Stock Units	31	31	35	66
Total Stock Compensation	$57	$57	$350	$407

Note 8 Stockholders’ Equity

Dividends

As of the three months ended January 2, 2022 and the twelve months ended October 3, 2021, there were no declared or outstanding dividends payable.

Common stock

On June 8, 2020 the Company announced authorization of a $1 million stock repurchase program. As of September 27, 2020 there were 105,733 shares held in treasury purchased under the June 2020 stock repurchase program. The Company purchased a total of 519,266 shares against the program through April 2021, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization of an additional $1 million stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of October 3, 2021, there were 35,555 shares held in treasury purchased under the September 2021 stock repurchase program.

During the three months ended January 2, 2022, there were 37,238 common shares repurchased under the program at a cost of $74 thousand. The shares have been returned to the Treasury. A summary of the purchases under the program follows:

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan

September 28, 2020 through October 25, 2020	20,948	42	2.01	758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	311
January 25, 2021 through February 21, 2021	52,180	101	1.94	210
February 22, 2021 through March 28, 2021	73,800	140	1.90	70
March 29, 2021 through April 19, 2021	38,599	70	1.82	-
September 23, 2021 through October 1, 2021	35,555	$69	$1.93	$931

Total shares repurchased for year ended October 3, 2021	449,088	$869	$1.93	$-

October 4, 2021 through October 31, 2021	18,265	37	2.01	894
November 1, 2021 through November 28, 2021	4,415	9	2.04	885
November 29, 2021 through January 2, 2022	14,558	28	1.93	857
Total shares repurchased for three months ended January 2, 2022	37,238	$74	$1.98	$857

As of October 3, 2021, and January 2, 2022, the total outstanding common shares were 8,488,149 and 8,474,127, respectively. As of October 3, 2021, and January 2, 2022, there were 35,555 and 72,793 shares held in Treasury, respectively.

As of October 3, 2021, and January 2, 2022, the total issued common shares were 8,523,704 and 8,546,920, respectively.

Note 9 Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended October 3, 2021 and our unaudited consolidated financial statements and notes thereto for the quarter ended January 2, 2022, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. The operating results for the periods presented were not significantly affected by inflation.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, in particular the MD&A, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Quarterly Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements.

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding growth strategy; product and development programs; financial performance (including revenue and net income); backlog; follow-on orders; the impact of the COVID-19 pandemic; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Some of these risks and uncertainties are identified in “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the pandemic and the possibility of its reoccurrence; the timing required to develop and implement effective treatments; the success of global vaccination efforts; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the pandemic subsides.

Beginning in April 2020 through October 3, 2021, we experienced a significant reduction in new orders and ending customer backlog in our Optex Richardson segment, resulting in an overall decrease in backlog of 40% between September 29, 2019 and October 3, 2021. We attribute the lower orders to a combination of factors including a COVID-19 driven slow-down of contract awards for both U.S. military sales and foreign military sales (FMS), combined with significant shifting in defense spending budget allocations in US military sales and FMS away from Army ground system vehicles toward other military agency applications. In addition, the pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supply chain issues.

While the Applied Optics Center segment experienced a significant decline in orders during the second half of fiscal year 2020, the segment saw a sizable increase in new orders during the fiscal year ended October 3, 2021 as a result of increased military spending in Army infantry optical equipment, a larger customer base and higher customer demand for commercial optical assemblies. As of October 3, 2021, the Applied Optics Center segment backlog had increased by 153% as compared to the level on September 29, 2019. As a result of this significant shift in orders and backlog between segments, we anticipate corresponding shifts in revenue during the 2022 fiscal year, with revenue from the Optex Richardson segment decreasing, and revenue from the Applied Optics Center segment increasing.

Recent Events

D. Schoening Employment Agreement

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

The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement from January 1, 2022 to the “change of control date,” that being the first of the following to occur with respect to the Company: (i) any “Person,” as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with certain exclusions, is or becomes the “Beneficial Owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or (ii) the Company is merged or consolidated with any other corporation or other entity, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) the Company engages in a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which No “Person” (as defined above) acquires fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities. The amended RSU Agreement contains certain exceptions to the definition of change of control.

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

Recent Stock Repurchases

On September 22, 2021, the Company announced authorization of a $1 million stock repurchase program. The shares authorized to be repurchased under this repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three months ended January 2, 2022, 37,238 common shares were repurchased under the September 2021 repurchase program at an aggregate cost of $74 thousand. As of January 2, 2022, 72,793 shares repurchased under the September 2021 stock repurchase program were held in Treasury.

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

The table below summarizes our three-month operating results for the periods ended January 2, 2022 and December 27, 2020, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	Three months ended
	January 2, 2022	December 27, 2020

Net Income - (GAAP)	$29	$1,087
Add:
Gain on Change in Fair Value of Warrants	-	(1,027)
Federal Income Tax (Benefit) Expense	(14)	16
Depreciation	72	63
Stock Compensation	57	57
Interest Expense	-	3
Adjusted EBITDA – Non-GAAP	$144	$199

Our net income decreased by $1.1 million to $0.0 million for the three months ended January 2, 2022, as compared to $1.1 million for the three months ended December 27, 2020. Our adjusted EBITDA decreased by $0.1 million to $0.1 million for the three months ended January 2, 2022, as compared to $0.2 million for the three months ended December 27, 2020. The decrease in the three-month period is primarily driven by lower revenue and operating profit in the Optex Richardson segment as compared to the prior year. Operating segment performance is discussed in greater detail throughout the following sections.

During the three months ended January 2, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the three months ended December 27, 2020, we recognized a gain on the change in fair value of warrants of ($1.0) million. As this was a non-cash gain driven by then-current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended January 2, 2022 and December 27, 2020 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Info

(Thousands)

	Three months ended
	January 2, 2022				December 27, 2020
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$1,857	$2,483	$-	$4,340	$3,029	$1,442	$-	$4,471
Intersegment Revenues	-	180	(180)	-	-	366	(366)	-
Total Segment Revenue	1,857	2,663	(180)	4,340	3,029	1,808	(366)	4,471

Total Cost of Sales	1,667	2,030	(180)	3,517	2,443	1,559	(366)	3,636

Gross Margin	190	633	-	823	586	249	-	835
Gross Margin %	10.2%	23.8%	-	19.0%	19.3%	13.8%	-	18.7%

General and Administrative Expense	642	109	57	808	573	126	57	756
Segment Allocated G&A Expense	(236)	236	-	-	(200)	200	-	-
Net General & Administrative Expense	406	345	57	808	373	326	57	756

Operating Income (Loss)	(216)	288	(57)	15	213	(77)	(57)	79
Operating Income (Loss) %	(11.6)%	10.8%	-	0.3%	7.0%	(4.3)%	-	1.8%

(Loss) Gain on Change in Fair Value of Warrants	-	-	-	-	-	-	1,027	1,027
Interest Expense	-	-	-	-	-	-	(3)	(3)

Net Income (Loss) before taxes	$(216)	$288	$(57)	$15	$213	$(77)	$967	$1,103
Net Income before taxes %	(11.6)%	(10.8)%	-	0.3%	7.0%	(4.3)%	-	24.7%

Our total revenues decreased by $131 thousand, or 2.9%, comparing the three months ended January 2, 2022 with the three months ended December 27, 2020. The decrease in revenue was primarily driven by a $1.2 million decrease in external revenue at the Optex Richardson segment and a $1.1 million increase in external revenue at the Applied Optics Center segment, respectively, over the prior year period. During the year ended October 3, 2021, we realized a significant increase in customer orders and backlog for the Applied Optics Center segment. We expect revenue for the Applied Optics Center to increase over the course of the 2022 fiscal year as compared to the prior year periods consistent with the recent increases in customer demand for optical assemblies and laser filter units.

Consolidated gross margin for the three months ended January 2, 2022 decreased by $12 thousand, or 1.4%, compared to the prior year period. The decrease in margin was primarily attributable to a decrease in consolidated revenue and changes in revenue mix between the segments.

Our operating income for the three months ended January 2, 2022 decreased by $64 thousand to $15 thousand, as compared to the prior year period operating income of $79 thousand. The decrease in operating income was primarily driven by lower gross margin and increased general and administrative spending.

Backlog

During the three months ended January 2, 2022 and December 27, 2020 the Company booked $3.5 million and $3.2 million, respectively, in new orders, representing a 9.4% increase over the prior year period. The increase in orders is primarily attributable to an increase in Applied Optics Center orders over the prior year period.

The orders for the most recently completed quarter consist of $2.6 million for our Optex Richardson segment and $0.9 million attributable to the Applied Optics Center. The following table depicts the new customer orders for the three months ending January 2, 2022 as compared to the three-month period ending December 27, 2020 in millions of dollars:

	(Millions)
Product Line	Q1 2022	Q1 2021	Variance	% Chg
Periscopes	$2.2	$2.6	$(0.4)	(15.4)%
Sighting Systems	0.1	-	0.1	100.0%
Howitzer	-	-	-	-%
Other	0.3	-	0.3	100.0%
Optex Systems – Richardson	2.6	2.6	-	-%
Optical Assemblies	0.2	-	0.2	100.0%
Laser Filters	-	0.1	(0.1)	(100.0)%
Day Windows	-	-	-	-%
Other	0.7	0.5	0.2	40.0%
Applied Optics Center – Dallas	0.9	0.6	0.3	50.0%
Total Customer Orders	$3.5	$3.2	$0.3	9.4%

Backlog as of January 2, 2022, was $26.5 million as compared to a backlog of $27.3 million as of October 3, 2021, representing a decrease of $0.8 million or 2.9%. The following table depicts the January 2, 2022 backlog as compared the prior year end period.

Product Line	Total Backlog 1/2/2022	Total Backlog 10/3/2021	Variance	% Chg
Periscopes	$6.9	$5.6	$1.3	23.2%
Sighting Systems	1.5	1.7	(0.2)	(11.8)%
Howitzer	2.3	2.3	-	-%
Other	1.0	1.4	(0.4)	(28.8)%
Optex Systems - Richardson	11.7	11.0	0.7	6.4%
Optical Assemblies	4.1	5.0	(1.1)	22.0%
Laser Filters	9.0	9.9	(0.9)	(9.1)%
Day Windows	0.9	1.1	(0.2)	(18.2)%
Other	0.8	0.3	0.5	166.7%
Applied Optics Center - Dallas	14.8	16.3	(1.5)	(9.2)%
Total Backlog	$26.5	$27.3	$(0.8)	(2.9)%

Backlog as of January 2, 2022, was $26.5 million as compared to a backlog of $15.0 million as of December 27, 2020, representing an increase of $11.5 million or 76.7%. The following table depicts the current expected delivery by period of all contracts awarded as of January 2, 2022 in millions of dollars:

	(Millions)
Product Line	Q2 2022	Q3 2022	Q4 2022	2022 Delivery	2023+ Delivery	Total Backlog 1/2/2022	Total Backlog 12/27/2020	Variance	% Chg
Periscopes	$1.6	$2.5	$1.0	$5.1	$1.8	$6.9	$5.9	$1.0	16.9%
Sighting Systems	0.2	0.1	0.1	0.4	1.1	1.5	1.9	(0.4)	(21.1)%
Howitzer	-	0.1	0.2	0.3	2.0	2.3	2.4	(0.1)	(4.2)%
Other	0.4	-	0.1	0.5	0.5	1.0	2.4	(1.3)	(54.2)%
Optex Systems - Richardson	2.2	2.7	1.4	6.3	5.4	11.7	12.6	(0.9)	(7.1)%
Optical Assemblies	0.7	0.9	0.9	2.4	1.7	4.1	0.4	3.7	925.0%
Laser Filters	1.5	1.4	1.3	4.2	4.8	9.0	0.4	8.6	2,150.0%
Day Windows	0.4	0.2	0.1	0.7	0.2	0.9	1.1	(0.2)	(18.2)%
Other	0.1	-	0.6	0.8	-	0.8	0.5	0.3	60.0%
Applied Optics Center - Dallas	2.7	2.5	2.9	8.1	6.7	14.8	2.4	12.4	516.7%
Total Backlog	$4.9	$5.2	$4.3	$14.4	$12.1	$26.5	$15.0	$11.5	76.7%

Optex Systems Richardson backlog as of January 2, 2022, was $11.7 million as compared to a backlog of $12.6 million as of December 27, 2020, representing a decrease of $0.9 million or 7.1%.

Applied Optics Center backlog as of January 2, 2022, was $14.8 million as compared to a backlog of $2.4 million as of December 27, 2020, representing an increase of $12.4 million, or 516.7%. During the fourth quarter of the fiscal year ended October 3, 2020, we booked significant new orders in both commercial optical assemblies and laser filter units including a significant new defense contract customer.

As a result of the significant backlog increases in our Applied Optics Center, we have expanded our presentation of backlog, order and revenue data to include comparative period product line information for the segment. Furthermore, the period end backlog is now presented as compared to the prior year period end backlog in addition to the previous fiscal year-end backlog as we believe it provides a better indication of the twelve-month market trends by product line and segment.

Please refer to “—Background” above or “Liquidity and Capital Resources” below for more information on recent developments and trends with respect to our orders and backlog, which information is incorporated herein by reference.

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

Three Months Ended January 2, 2022 Compared to the Three Months Ended December 27, 2020

Revenues. For the three months ended January 2, 2022, revenues decreased by $131 thousand or 2.9% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	January 2, 2022	December 27, 2020	Variance	% Chg
Periscopes	$1,065	$1,953	$(888)	(45.5)
Sighting Systems	274	778	(504)	(64.8)
Howitzers	-	106	(106)	(100.0)
Other	518	192	326	169.8
Optex Systems - Richardson	1,857	3,029	(1,172)	(38.7)
Optical Assemblies	1,145	197	948	481.2
Laser Filters	937	899	38	4.2
Day Windows	220	227	(7)	(3.1)
Other	181	119	62	52.1
Applied Optics Center - Dallas	2,483	1,442	1,041	72.2
Total Revenue	$4,340	$4,471	$(131)	(2.9)

Optex Systems Richardson revenue decreased by $1.2 million or 38.7% for the three months ended January 2, 2022 as compared to the three months ended December 27, 2020 on lower customer demand for periscopes, sighting systems and howitzers as compared to the prior year period. We anticipate higher revenues on the periscope product line during the next three quarters and the full twelve month revenue to approximate the prior year level. Deliveries against our howitzer program have been delayed by our customer pending resolution of issues related to customer furnished materials. Sighting systems and other products are expected to be below our prior year levels for the remainder of the fiscal year as several previous contracts have completed or are nearing completion. We anticipate future awards for these programs, however at reduced levels based on the most recent U.S. defense budget for ground systems programs, more specifically reductions in government spending on the Abrams tank platform.

Applied Optics Center revenue increased by $1.1 million or 72.2% for the three months ended January 2, 2022 as compared to the three months ended December 27, 2020. The revenue increase is primarily attributable to increased customer demand for commercial optical assemblies as compared to the prior year period. Based on our backlog, we are anticipating higher revenue over the remaining fiscal year period for optical assemblies, laser filters and other products. Day window revenues are projected at rates comparable to the year ended October 3, 2021, with the current orders expected to be completed in the first fiscal quarter of 2023. We anticipate additional orders for delivery in 2023.

Gross Margin. The gross margin during the three-month period ended January 2, 2022 was 19.0% of revenue as compared to a gross margin of 18.7% of revenue for the period ended December 27, 2020. The gross margin decreased by $12 thousand to $823 thousand for the three months ended January 2, 2022 as compared to $835 thousand in the prior year three months. The decrease in gross margin is primarily attributable to lower consolidated revenue partially offset by changes in mix between products and operating segments. Cost of sales decreased to $3.5 million for the current period as compared to the prior year period of $3.6 million on lower period revenue.

G&A Expenses. During the three months ended January 2, 2022 and December 27, 2020, we recorded operating expenses of $808 thousand and $756 thousand, respectively. Operating expenses increased by 6.9% between the respective periods primarily due to increased labor costs, office expenses, and legal & audit fees.

Operating Income. During the three months ended January 2, 2022, we recorded operating income of $15 thousand, as compared to operating income of $79 thousand during the three months ended December 27, 2020. The $64 thousand decrease in operating income for the current year period from the prior year period is primarily due to increased general and administrative costs combined with lower revenue and gross margin in the current year quarter as compared to the prior year quarter.

Other (Expense) Income. During the three months ended January 2, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the three months ended December 27, 2020, we recognized a gain on the change in fair value of warrants of ($1.0) million. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Net (Loss) Income applicable to common shareholders. During the three months ended January 2, 2022, we recorded a net income applicable to common shareholders of $29 thousand as compared to a net income applicable to common shareholders of $726 thousand during the three months ended December 27, 2020. The change in net income of $697 thousand is primarily attributable to the expiration of the warrants, which eliminated the fair value and deemed dividend impacts on net income for the current year period.

Liquidity and Capital Resources

As of January 2, 2022, the Company had working capital of $12.9 million, as compared to $12.9 million as of October 3, 2021. Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Backlog as of January 2, 2022 has increased by $11.5 million or 76.7% to $26.5 million as compared to backlog of $15.0 million as of December 27, 2020.

The Company has historically funded its operations through operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At January 2, 2022, the Company had $5.3 million in cash and an outstanding payable balance of zero against its line of credit. The line of credit allows for borrowing up to a maximum of $2.3 million. We intend to renew or replace this line of credit, which expires on April 15, 2022. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

As of January 2, 2022, our outstanding accounts receivable balance was $2.0 million. The Company currently expects to generate net income and positive cash flow from operating activities throughout fiscal 2022. To remain profitable, we need to maintain a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On September 22, 2021, the Company announced authorization of a $1 million stock repurchase program. The shares authorized to be repurchased under this repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three months ended January 2, 2022, 37,238 common shares were repurchased under the September 2021 repurchase program at an aggregate cost of $74 thousand. As of January 2, 2022, 72,793 shares repurchased under the September 2021 stock repurchase program were held in Treasury.

On August 26, 2021, 3,936,391 outstanding warrants expired worthless, resulting in the elimination of the balance sheet warrant liability.

As of October 3, 2021, and January 2, 2022, there were no outstanding declared and unpaid dividends.

On January 11, 2021, the Company executed amendments for each of its leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commenced on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commenced on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. The new lease agreements resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million as of the period ended June 27, 2021.

Cash Flows for the Period from October 3, 2021 through January 2, 2022

Cash and Cash Equivalents: As of January 2, 2022, and October 3, 2021, we had cash and cash equivalents of $5.3 million and $3.9 million, respectively.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the three months from October 3, 2022 to January 2, 2022 totaled $1.5 million. The primary sources of cash during the period relate to decreases in accounts receivable of $1.2 million, increased accounts payable of $0.5 million, increased inventory of ($0.3) million and other changes in working capital of $0.1 million.

Net Cash Used in Investing Activities. In the three months ended January 2, 2022, cash used in investing activities was $0.1 million for purchases of equipment and leasehold improvements.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.1 million during the three months ended January 2, 2022 and relates to the repurchases of common stock of as part of our stock repurchase program.

Critical Accounting Estimates

A critical accounting estimate is an estimate that:

●	is made in accordance with generally accepted accounting principles,

●	involves a significant level of estimation uncertainty, and

●	has had or is reasonably likely to have a material impact on the company’s financial condition or results of operation.

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended October 3, 2021.

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog inhouse that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of January 2, 2022, the Company had accrued warranty costs of $122 thousand, as compared to $78 thousand as of October 3, 2021. The primary reason for the $44 thousand increase in reserve balances relates directly to increased revenues during the 90-day period preceding January 2, 2022 as compared to the 90-day period preceding October 3, 2021, combined with an increase in customer returned backlog pending repair or replacement to our customer.

As of January 2, 2022 and October 3, 2021, we had $50 thousand, and $51 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three months ended January 2, 2022, there was no significant change to the accrued contract losses. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of January 2, 2022 and October 3, 2021, our deferred tax assets consisted of $2.1 million, partially offset by a valuation reserve of $0.8 million against those assets for a net deferred tax asset of $1.3 million. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended January 2, 2022, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of January 2, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended January 2, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 3, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its common shares during the three months ended January 2, 2022.

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan(1)

October 4, 2021 through October 31, 2021	18,265	37	2.01	894
November 1, 2021 through November 28, 2021	4,415	9	2.04	885
November 29, 2021 through January 2, 2022	14,558	28	1.93	857
Total shares repurchased for three months ended January 2, 2022	37,238	$74	$1.98	$857

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement of Danny Schoening, dated December 1, 2021

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 14, 2022	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 14, 2022	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

