Form 10-Q
period 2022-04-03
Optex Systems Holdings Inc
filed 2022-05-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	000-54114	90-0609531
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 764-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2022: 8,377,354 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q

For the period ended April 3, 2022

2

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 3, 2022 (UNAUDITED) AND OCTOBER 3, 2021	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 3, 2022 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 28, 2021 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 3, 2022 (UNAUDITED) AND THE SIX MONTHS ENDED MARCH 28, 2021 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED APRIL 3, 2022 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED MARCH 28, 2021 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	April 3, 2022	October 3, 2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$4,881	$3,900
Accounts Receivable, Net	1,924	3,183
Inventory, Net	8,381	7,583
Prepaid Expenses	290	262

Current Assets	15,476	14,928

Property and Equipment, Net	989	1,017

Other Assets
Deferred Tax Asset	1,341	1,288
Right-of-use Asset	3,405	3,599
Security Deposits	23	23

Other Assets	4,769	4,910

Total Assets	$21,234	$20,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,303	$551
Operating Lease Liability	581	528
Accrued Expenses	802	851
Accrued Warranty Costs	155	78
Current Liabilities	2,841	2,008

Operating Lease Liability, net of current portion	2,951	3,133

Total Liabilities	5,792	5,141

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,395,394 and 8,523,704 shares issued, and 8,395,394 and 8,488,149 outstanding, respectively)	8	9
Treasury Stock (at cost, zero and 35,555 shares held, respectively)	-	(69)
Additional Paid in Capital	25,534	25,752
Accumulated Deficit	(10,100)	(9,978)

Stockholders’ Equity	15,442	15,714

Total Liabilities and Stockholders’ Equity	$21,234	$20,855

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021

Revenue	$5,136	$4,246	$9,475	$8,717

Cost of Sales	4,420	3,868	7,936	7,504

Gross Margin	716	378	1,539	1,213

General and Administrative Expense	907	792	1,715	1,548

Operating Loss	(191)	(414)	(176)	(335)

Gain (Loss) on Change in Fair Value of Warrants	-	(169)	-	858

Interest Expense	-	(2)	-	(5)
Other Income (Loss)	-	(171)	-	853

Income (Loss) Before Taxes	(191)	(585)	(176)	518

Income Tax (Benefit) Expense, net	$(40)	$17	$(54)	$33

Net Income (Loss)	$(151)	$(602)	$(122)	$485
Deemed dividends on participating securities	-	-	-	(162)
Net income applicable to common shareholders	$(151)	$(602)	$(122)	$323

Basic income (loss) per share	$(0.02)	$(0.07)	$(0.01)	$0.04

Weighted Average Common Shares Outstanding - basic	8,255,578	8,214,481	8,242,279	8,256,879

Diluted income (loss) per share	$(0.02)	$(0.07)	$(0.01)	$0.04

Weighted Average Common Shares Outstanding – diluted	$8,255,578	$8,214,481	$8,242,279	$8,369,763

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	(Thousands) Six months ended
	April 3, 2022	March 28, 2021

Cash Flows from Operating Activities:
Net Income (Loss)	$(122)	$485

Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation and Amortization	147	128
Gain on Change in Fair Value of Warrants	-	(858)
Stock Compensation Expense	92	114
Deferred Tax	(54)	33
Accounts Receivable	1,259	922
Inventory	(798)	(202)
Prepaid Expenses	(29)	71
Leases	65	(29)
Accounts Payable and Accrued Expenses	703	(561)
Accrued Warranty Costs	77	(20)
Customer Advance Deposits	-	(1)
Total Adjustments	1,462	(403)
Net Cash provided by Operating Activities	1,340	82

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(118)	(128)
Net Cash used in Investing Activities	(118)	(128)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(19)	(44)
Stock Repurchase	(222)	(730)

Net Cash used in Financing Activities	(241)	(774)

Net Increase (Decrease) in Cash and Cash Equivalents	981	(820)
Cash and Cash Equivalents at Beginning of Period	3,900	4,700
Cash and Cash Equivalents at End of Period	$4,881	$3,880

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$-	$3,688
Operating Lease Liabilities	-	(3,688)
Treasury Stock Retired	(291)	-

Cash Transactions:
Cash Paid for Taxes	-	48
Cash Paid for Interest	-	5

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Thousands, except share data)

	Three months ended April 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at January 2, 2022	8,546,920	72,793	$9	$(143)	$25,809	$(9,949)	$15,726
Stock Compensation Expense	-	-	-	-	35	-	35
Taxes on Shares Issued for Vested Restricted Stock Units	-	-	-	-	(19)	-	(19)
Common Stock Repurchase (1)	-	78,733	-	(148)	-	-	(148)
Cancellation of Treasury Shares	(151,526)	(151,526)	(1)	291	(291)	-	(1)
Net Loss	-	-	-	-	-	(151)	(151)

Balance at April 3, 2022	8,395,394	-	$8	$-	$25,534	$(10,100)	$15,442

	Three months ended March 28, 2021
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at December 27, 2020	8,795,869	314,325	$9	$(615)	$26,333	$(11,022)	$14,705
Stock Compensation Expense	-	-	-	-	57	-	57
Vested Restricted Stock Units Issued Net of Tax Withholding	58,392	-	-	-	(44)	-	(44)
Common Stock Repurchase (2)	-	166,342	-	(315)	-	-	(315)
Net Loss	-	-	-	-	-	(602)	(602)

Balance at March 28, 2021	8,854,261	480,667	$9	$(930)	$26,346	$(11,624)	$13,801

	Six months ended April 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	15,714
Stock Compensation Expense	-	-	-		92	-	92
Vested Restricted Stock Units Issued Net of Tax Withholding	23,216	-	-		(19)	-	(19)
Common Stock Repurchase (1)	-	115,971	-	(222)	-	-	(222)
Cancellation of Treasury Shares	(151,526)	(151,526)	(1)	291	(291)	-	(1)
Net Loss	-	-	-		-	(122)	(122)

Balance at April 3, 2022	8,395,394	-	$8	$-	$25,534	$(10,100)	$15,442

	Six months ended March 28, 2021
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	13,976
Stock Compensation Expense	-	-	-		114	-	114
Vested Restricted Stock Units Issued Net of Tax Withholding	58,392	-	-		(44)	-	(44)
Common Stock Repurchase (2)	-	374,934	-	(730)	-	-	(730)
Net Income	-	-	-		-	485	485

Balance at March 28, 2021	8,854,261	480,667	$9	$(930)	$26,346	$(11,624)	$13,801

(1)	Common shares repurchased in the open market through April 3, 2022.
(2)	Common shares repurchased in the open market through March 28, 2021 and held as treasury stock using the cost method.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the six months ended April 3, 2022 were derived from the U.S. government (13%), four major U.S. defense contractors (15%, 12%, 6% and 6%, respectively), one major commercial customer (21%) and all other customers (27%). Approximately 93% of the total Company revenue is generated from domestic customers and 7% is derived from foreign customers, primarily in Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of April 3, 2022, Optex Systems Holdings operated with 83 full-time equivalent employees.

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

Inventory: As of April 3, 2022 and October 3, 2021, inventory included:

	(Thousands)
	April 3, 2022	October 3, 2021
Raw Material	$4,759	$4,926
Work in Process	3,688	2,664
Finished Goods	567	629
Gross Inventory	$9,014	$8,219
Less: Inventory Reserves	(633)	(636)
Net Inventory	$8,381	$7,583

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of April 3, 2022 consist of U.S. government agencies (13%), five major U.S. defense contractors (29%, 15%, 12%, 11% and 7%, respectively), one commercial customer (7%) and all other customers (6%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of April 3, 2022, and October 3, 2021, the Company had warranty reserve balances of $155 and $78 thousand, respectively.

	Three months ended		Six Months ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Beginning balance	$122	$49	$78	$83

Incurred costs for warranties satisfied during the period	-	(25)	(2)	(68)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	33	5	79	9
Change in estimate for pre-existing warranty liabilities(2)	-	34	-	39
Warranty Expense	33	39	79	48

Ending balance	$155	$63	$155	$63

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract, which began in October 2017, relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service through February 2025. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and six months ended April 3, 2022 and March 28, 2021, there was $120 thousand and $240 thousand in 2022 and $120 thousand and $240 thousand in 2021 in service contract revenue recognized over time.

During the three- and six-month periods ended April 3, 2022 and March 28, 2021, there was $30 thousand and $30 thousand in 2022 and $0 and $1 thousand in 2021 of revenue recognized from customer deposit liabilities (deferred contract revenue). As of April 3, 2022, there are no customer deposit liabilities. As of April 3, 2022, there are no deferred sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of April 3, 2022 and October 3, 2021, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $2.1 million for a net deferred tax asset of $1.3 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our warrants outstanding through August 26, 2021 were participating securities, which shared dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. Since the warrants expired in accordance with their terms on August 26, 2021, during the three and six months ended April 3, 2022, there were no declared dividends and no allocated undistributed earnings attributable to the participating warrants, respectively. During the three and six months ended March 28, 2021, there were no declared dividends and $0 and $162 thousand, respectively, in allocated undistributed earnings attributable to the participating warrants.

The Company has potentially dilutive securities outstanding, which include unvested restricted stock units, stock options and, for the three and six months ended March 28, 2021, warrants. In computing the dilutive effect of warrants, the numerator is adjusted to add back any deemed dividends on participating securities (warrants) and the denominator is increased to assume the conversion of the number of additional incremental common shares. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended April 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 70,007 incremental shares) were excluded from the diluted earnings per share calculation due to the antidilutive effect of the net loss during the period. For the three months ended March 28, 2021, 99,000 unvested restricted stock units and 240,000 shares of unvested restricted stock (which convert to an aggregate of 51,425 incremental shares) were excluded from the diluted earnings per share calculation due to the net loss during the period.

For the six months ended April 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 61,434 incremental shares) were excluded from the diluted earnings per share calculation due to the antidilutive effect of the net loss. For the six months ended March 28, 2021, 99,000 unvested restricted stock units and 240,000 restricted shares (which convert to an aggregate of 112,884 incremental shares) were included in the diluted earnings per share calculation.

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 84% domestic military customers and 16% foreign military customers. For the six months ended April 3, 2022, Optex Systems – Richardson represented 42% of the Company’s total consolidated revenue and consisted of the U.S. government (13%), two major U.S. defense contractors, (7%) and (6%), and all other customers (16%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of April 3, 2022, the Richardson facility operated with 47 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent approximately 37% and military sales to prime and subcontracted customers represent approximately 63% of the external segment revenue. Approximately 93% of the AOC revenue is derived from external customers and approximately 7% is related to intersegment sales to Optex Systems in support of military contracts. For the six months ended April 3, 2022, AOC represented 58% of the Company’s total consolidated revenue and consisted of three major defense contractors (12%, 8% and 6%), one commercial customer (21%), and all other customers (11%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of April 3, 2022, AOC operated with 36 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended April 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,078	$3,058	$-	$5,136
Intersegment revenues	-	255	(255)	-
Total revenue	$2,078	$3,313	$(255)	$5,136

Interest expense	$-	$-	$-	$-

Depreciation and amortization	$10	$65	$-	$75

Income (loss) before taxes	$(243)	$87	$(35)	$(191)

Other significant noncash items:
Allocated home office expense	$(298)	$298	$-	$-
Stock compensation expense	$-	$-	$35	$35
Warranty expense	$-	$33	$-	$33

Segment assets	$14,457	$6,777	$-	$21,234
Expenditures for segment assets	$(19)	$47	$-	$28

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended March 28, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,805	$1,441	$-	$4,246
Intersegment revenues	-	530	(530)	-
Total revenue	$2,805	$1,971	$(530)	$4,246

Interest expense	$-	$-	$2	$2

Depreciation and amortization	$10	$55	$-	$65

Income (loss) before taxes	$(733)	$376	$(228)	$(585)

Other significant noncash items:
Allocated home office expense	$(153)	$153	$-	$-
Loss on change in fair value of warrants	$-	$-	$169	$169
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$39	$-	$39

Segment assets	$14,820	$6,307	$-	$21,127
Expenditures for segment assets	$-	$47	$-	$47

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended April 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,934	$5,541	$-	$9,475
Intersegment revenues	-	435	(435)	-
Total revenue	$3,934	$5,976	$(435)	$9,475

Interest expense	$-	$-	$-	$-

Depreciation and amortization	$20	$127	$-	$147

Income (loss) before taxes	$(460)	$376	$(92)	$(176)

Other significant noncash items:
Allocated home office expense	$(534)	$534	$-	$-
Stock compensation expense	$-	$-	$92	$92
Warranty expense	$-	$79	$-	$79

Segment assets	$14,457	$6,777	$-	$21,234
Expenditures for segment assets	$6	$112	$-	$118

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended March 28, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$5,833	$2,884	$-	$8,717
Intersegment revenues	-	896	(896)	-
Total revenue	$5,833	$3,780	$(896)	$8,717

Interest expense	$-	$-	$5	$5

Depreciation and amortization	$21	$107	$-	$128

Income (loss) before taxes	$24	$(245)	$739	$518

Other significant noncash items:
Allocated home office expense	$(353)	$353	$-	$-
Gain on change in fair value of warrants	$-	$-	$(858)	$(858)
Stock compensation expense	$-	$-	$114	$114
Warranty expense	$-	$48	$-	$48

Segment assets	$14,820	$6,307	$-	$21,127
Expenditures for segment assets	$20	$108	$-	$128

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson location and the Applied Optics Center Dallas address location. The Company also leases certain office equipment under non-cancellable operating leases.

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

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. Equipment for the new lease has not yet been delivered due to part shortages. The lease effectivity date has been delayed by the supplier pending the receipt of the equipment by Optex.

As of April 3, 2022, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

	Non-cancellable Operating Leases (Thousands)
	Optex Richardson	Applied Optics Center	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2022 Base year lease	156	141	297	116
2023 Base year lease	317	288	605	235
2024 Base year lease	327	296	623	240
2025 Base year lease	336	305	641	245
2026 Base year lease	346	313	659	249
2027 Base year lease	357	322	679	254
2028 Base year lease	242	330	572	184
2029 Base year lease	-	83	83	27
Total base lease payments	2,081	$2,078	4,159	$1,550
Imputed interest on lease payments (1)	(301)	(326)	(627)
Total Operating Lease Liability(2)	$1,780	$1,752	$3,532

Right-of-use Asset(3)	$1,707	$1,698	$3,405

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $127 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $581 thousand and $2,951 thousand, respectively.

Total expense under both facility lease agreements for the three months ended April 3, 2022 and March 28, 2021 was $210 and $183 thousand, respectively. Total office equipment rentals included in operating expenses was $8 and $5 thousand for the three months ended April 3, 2022 and March 28, 2021, respectively.

Total expense under both facility lease agreements for the six months ended April 3, 2022 and March 28, 2021 was $419 and $361 thousand, respectively. Total office equipment rentals included in operating expenses was $10 thousand and $9 thousand for the six months ended April 3, 2022 and March 28, 2021, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (collectively, the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms of the facility were as follows:

●	The principal amount of the Facility was $2.25 million. The Facility matured on April 15, 2022. The interest rate was variable based on PNC’s Prime Rate plus a margin of -0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest was payable monthly in arrears starting on May 15, 2020; and the principal amount was due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There were commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrower, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense). As of April 3, 2022, the Company was in compliance with the covenants.

●	The Facility contained commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The Facility was secured by a first lien on all of the assets of Borrower.

The outstanding balance on the Facility was zero as of April 3, 2022 and October 3, 2021. For the three and six months ended April 3, 2022, the total interest expense against the outstanding line of credit balance was zero. For the three and six months ended March 28, 2021, the total interest expense against the outstanding line of credit balance was $2 thousand and $5 thousand, respectively.

As further disclosed in Note 9. Subsequent Events, the Facility was replaced on April 12, 2022 with a new facility.

Note 6 - Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitled the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants were free standing financial instruments that were legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants were puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company had no plans to consummate a fundamental transaction and did not believe a fundamental transaction was likely to occur during the remaining term of the warrants. In accordance with the accounting guidance, the outstanding warrants were recognized as a warrant liability on the balance sheet, and were measured at their inception date fair value and subsequently re-measured at each reporting period with changes recorded as a component of other income in the condensed consolidated statements of operations. The warrants expired on the Termination Date in accordance with their terms; therefore, no warrants were outstanding as of April 3, 2022 or during the three or six months ended April 3, 2022.

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 27, 2020	Period ended March 28, 2021
Exercise Price (1)	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021
Stock Price (2)	$1.96	$1.84
Interest Rate (annual) (3)	0.12%	0.04%
Volatility (annual)	51.67%	45.12%
Time to Maturity (Years)	0.9	0.4
Calculated fair value per share	$0.62	$0.41

(1)	Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.
(2)	Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period end date.
(3)	Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Gain on Change in Fair Value of Warrant Liability			(858)
Fair Value as of period ended 3/28/2021	4,125,200	$0.41	1,686

Fair Value as of period ended 10/3/2021	-	$-	$-
Gain on Change in Fair Value of Warrant Liability			-
Fair Value as of period ended 4/3/2022	-	$-	$-

During the three and six months ended April 3, 2022 and March 28, 2021, there were no new issues or exercises of existing warrants.

The warrant liabilities were considered Level 3 liabilities on the fair value hierarchy as the determination of fair value included various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three or six months ended April 3, 2022. As of April 3, 2022, there are zero stock options outstanding.

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, with the latter granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 27, 2020	182,000	$1.54	300,000	1.75
Granted	—	—	—	—
Vested	(83,000)	$1.49	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75
Granted	—	—	—	—
Vested	(33,000)	1.73	(60,000)	1.75
Forfeited	—	—	—	—
Outstanding at April 3, 2022	66,000	$1.52	180,000	$1.75

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and restricted shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021	April 3, 2022	October 3, 2021

Restricted Shares	$26	$26	$53	$52	$289	$341
Restricted Stock Units	9	31	39	62	26	66
Total Stock Compensation	$35	$57	$92	$114	$315	$407

Note 8 - Stockholders’ Equity

Dividends

As of the three and six months ended April 3, 2022 and the twelve months ended October 3, 2021, there were no declared or outstanding dividends payable.

Common stock

On June 8, 2020 the Company announced authorization of a $1 million stock repurchase program. As of September 27, 2020 there were 105,733 shares held in treasury purchased under the June 2020 stock repurchase program. The Company purchased a total of 519,266 shares against the program through April 2021, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization of an additional $1 million stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of April 3, 2022, the Company had purchased a total of 151,526 shares. All of the repurchased shares have been canceled and there were zero shares held in treasury purchased under the September 2021 stock repurchase program.

During the six months ended April 3, 2022, there were 115,971 common shares repurchased under the program at a cost of $222 thousand. A summary of the purchases under the program follows:

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan

September 28, 2020 through October 25, 2020	20,948	42	2.01	758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	311
January 25, 2021 through February 21, 2021	52,180	101	1.94	210
February 22, 2021 through March 28, 2021	73,800	140	1.90	70
March 29, 2021 through April 19, 2021	38,599	70	1.82	-
September 23, 2021 through October 1, 2021	35,555	$69	$1.93	$931

Total shares repurchased for year ended October 3, 2021	449,088	$869	$1.93	$-

October 4, 2021 through October 31, 2021	18,265	37	2.01	894
November 1, 2021 through November 28, 2021	4,415	9	2.04	885
November 29, 2021 through January 2, 2022	14,558	28	1.93	857
January 3, 2022 through January 30, 2022	15,585	30	1.89	827
January 31, 2022 through February 27, 2022	27,618	48	1.75	779
February 28, 2022 through April 3, 2022	35,530	70	1.98	709
Total shares repurchased for six months ended April 3, 2022	115,971	$222	$1.91	$709

As of October 3, 2021, and April 3, 2022, the total outstanding common shares were 8,488,149 and 8,395,394, respectively. As of October 3, 2021, and April 3, 2022, there were 35,555 and zero shares held in Treasury, respectively.

As of October 3, 2021, and April 3, 2022, the total issued common shares were 8,523,704 and 8,395,394, respectively.

Note 9 - Subsequent Events

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. Obligations outstanding under the credit facility will accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1. The credit facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the credit facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended October 3, 2021 and our unaudited consolidated financial statements and notes thereto for the quarter ended April 3, 2022, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

We are both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, Harris Corp. and others. We are also a military supplier to foreign governments such as Israel, Australia and NAMSA and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

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

K. Hawkins Salary Increase

On March 28, 2022, the Board of Directors Compensation Committee approved a salary increase of 4% for Karen Hawkins, CFO to be effective on April 1, 2022. As a result of the increase, the salary has been changed from $205,425 to $213,642.

Recent Stock Repurchases

On September 22, 2021, the Company announced authorization of a $1 million stock repurchase program. The shares authorized to be repurchased under this repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the six months ended April 3, 2022, 115,971 common shares were repurchased under the September 2021 repurchase program at an aggregate cost of $222 thousand. As of April 3, 2022, all shares repurchased under the September 2021 stock repurchase program have been cancelled and there were no shares held in Treasury.

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

The table below summarizes our three-and six month operating results for the periods ended April 3, 2022 and March 28, 2021, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Six months ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021

Net Income (Loss) (GAAP)	$(151)	$(602)	$(122)	$485
Add:
Loss (Gain) on Change in Fair Value of Warrants	-	169	-	(858)
Federal Income Tax (Benefit) Expense	(40)	17	(54)	33
Depreciation	75	65	147	128
Stock Compensation	35	57	92	114
Interest Expense	-	2	-	5
Adjusted EBITDA - Non GAAP	$(81)	$(292)	$63	$(93)

Our net income increased by $0.4 million to a ($0.2) million net loss the three months ended April 3, 2022, as compared to a net loss of ($0.6) million for the prior year period. Our adjusted EBITDA increased by $0.2 million to a loss of ($0.1) million for the three months ended April 3, 2022, as compared to ($0.3) million for the prior year period. The increase in the most recent three-month period is primarily driven by increased revenue during the current year period as compared to the prior year period. Operating segment performance is discussed in greater detail throughout the following sections.

Our net income decreased by ($0.6) million to a net loss of ($0.1) million for the six months ended April 3, 2022, as compared to a net income of $0.5 million for the prior year period. Our adjusted EBITDA increased by $0.2 million to $0.1 million for the six months ended April 3, 2022, as compared to a loss of ($0.1) million for the prior year period. The increase in the most recent six-month period adjusted EBITDA is primarily driven by increased revenue during the current year period as compared to the prior year period. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and six months ended April 3, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the three months ended March 28, 2021, we recognized a loss on the change in fair value of warrants of $0.2 million, and during the six months ended March 28, 2021, we recognized a gain on the change in fair value of warrants of $0.9 million. As this was a non-cash (loss) gain driven by then-current fair market value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Unaudited Condensed Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

	Results of Operations Selective Financial Info (Thousands)
	Three months ended
	April 3, 2022				March 28, 2021
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,078	$3,058	$-	$5,136	$2,805	$1,441	$-	$4,246
Intersegment Revenues	-	255	(255)	-	-	530	(530)	-
Total Segment Revenue	2,078	3,313	(255)	5,136	2,805	1,971	(530)	4,246

Total Cost of Sales	1,903	2,772	(255)	4,420	2,561	1,837	(530)	3,868

Gross Margin	175	541	-	716	244	134	-	378
Gross Margin %	8.4%	16.3%	-	13.9%	8.7%	6.8%	-	8.9%

General and Administrative Expense	716	156	35	907	586	149	57	792
Segment Allocated G&A Expense	(298)	298	-	-	(153)	153	-	-
Net General & Administrative Expense	418	454	35	907	433	302	57	792

Operating Income (Loss)	(243)	87	(35)	(191)	(189)	(168)	(57)	(414)
Operating Income (Loss) %	(11.7)%	2.6%	-	(3.7)%	(6.7)%	(8.5)%	-	(9.8)%

Loss on Change in Fair Value of Warrants	-	-	-	-	-	-	(169)	(169)
Interest Expense	-	-	-	-	-	-	(2)	(2)

Net Income (Loss) before taxes	$(243)	$87	$(35)	$(191)	$(189)	$(168)	$(228)	$(585)
Net Income (Loss) %	(11.7)%	2.6%	-	(3.7)%	(6.7)%	(8.5)%	-	(13.8)%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Six months ended
	April 3, 2022				March 28, 2021
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,934	$5,541	$-	$9,475	$5,833	$2,884	$-	$8,717
Intersegment Revenues	-	435	(435)	-	-	896	(896)	-
Total Segment Revenue	3,934	5,976	(435)	9,475	5,833	3,780	(896)	8,717

Total Cost of Sales	3,569	4,802	(435)	7,936	5,003	3,397	(896)	7,504

Gross Margin	365	1,174	-	1,539	830	383	-	1,213
Gross Margin %	9.3%	19.6%	-	16.2%	14.2%	10.1%	-	13.9%

General and Administrative Expense	1,359	264	92	1,715	1,159	275	114	1,548
Segment Allocated G&A Expense	(534)	534	-	-	(353)	353	-	-
Net General & Administrative Expense	825	798	92	1,715	806	628	114	1,548

Operating Income (Loss)	(460)	376	(92)	(176)	24	(245)	(114)	(335)
Operating Income (Loss) %	(11.7)%	6.3%	-	(1.9)%	0.4%	(6.5)%	-	(3.8)%

Gain on Change in Fair Value of Warrants	-	-	-	-	-	-	858	858
Interest Expense	-	-	-	-	-	-	(5)	(5)

Income (Loss) before taxes	$(460)	$376	$(92)	$(176)	$24	$(245)	$739	$518
Income (loss) before taxes %	(11.7)%	6.3%	-	(1.9)%	0.4%	(6.5)%	-	5.9%

For the three months ended April 3, 2022, our total revenues increased by $0.9 million, or 21.0%, compared to the prior year period. The increase in revenue was primarily driven by a $1.6 million increase in external revenue at the Applied Optics Center segment, partially offset by a decrease in revenue at the Optex Richardson segment of ($0.7) million, respectively, over the prior year period.

For the six months ended April 3, 2022, our total revenues increased by $0.8 million, or 8.7%, compared to the prior year period. The increase in revenue was primarily driven by a $2.7 million increase in external revenue at the Applied Optics Center segment, partially offset by a decrease in revenue at the Optex Richardson segment of ($1.9) million, respectively, over the prior year period.

During the year ended October 3, 2021, we realized a significant increase in customer orders and backlog for the Applied Optics Center segment. For the first six months of fiscal year 2022, new orders were 22.4% higher than in the prior year period primarily driven by increases in the Optex Systems – Richardson segment. We expect revenue for the Applied Optics Center to increase over the course of the 2022 fiscal year as compared to the prior year periods consistent with the increases in customer demand for optical assemblies and laser filter units. Based on our current customer orders, we anticipate a 30-35% increase in consolidated revenue for the six months ending October 2, 2022 as compared to the six months ended April 3, 2022 and a total increase for fiscal year 2022 of 20-25% as compared to the prior year.

Consolidated gross margin for the three months ended April 3, 2022 increased by $0.3 million, or 89.4%, compared to the prior year period. The increase in margin was primarily attributable to increased revenue at the Applied Optics Center segment.

Consolidated gross margin for the six months ended April 3, 2022 increased by $0.3 million, or 26.9%, compared to the prior year period. The increase in margin was primarily attributable to increased revenue at the Applied Optics Center segment.

Our operating loss for the three months ended April 3, 2022 decreased by $0.2 million, or 53.9%, compared to the prior year period. The decrease in operating loss was primarily driven by increases in revenue and gross margin at the Applied Optics Center segment.

Our operating loss for the six months ended April 3, 2022 decreased by $0.2 million, or 47.5%, compared to the prior year period. The decrease in operating loss was primarily driven by increases in revenue and gross margin at the Applied Optics Center segment.

Backlog

During the six months ended April 3, 2022, the Company booked $10.4 million in new orders, representing a 22.4% increase over the prior year period. The increase in orders is primarily attributable to an increase in the Optex Systems – Richardson segment orders over the prior year period.

The orders for the most recently completed six months consist of $6.1 million for our Optex Richardson segment and $4.3 million attributable to the Applied Optics Center.

The following table depicts the new customer orders for the six months ending April 3, 2022 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Six months ended April 3, 2022	Six months ended March 28, 2021	Variance	% Chg
Periscopes	$4.6	$3.0	$1.6	53.3%
Sighting Systems	0.5	0.3	0.2	66.7%
Howitzer	-	-	-	-%
Other	1.0	-	1.0	100.0%
Optex Systems – Richardson	6.1	3.3	2.8	84.8%
Optical Assemblies	2.4	3.1	(0.7)	(22.6)%
Laser Filters	0.8	1.6	(0.8)	(50.0)%
Day Windows	0.3	-	0.3	(100.0)%
Other	0.8	0.5	0.3	60.0%
Applied Optics Center – Dallas	4.3	5.2	(0.9)	(17.3)%
Total Customer Orders	$10.4	$8.5	$1.9	22.4%

Backlog as of April 3, 2022, was $28.2 million, compared to a backlog of $27.3 million as of October 3, 2021, representing an increase of $0.9 million or 3.3%. The following table depicts the April 3, 2022 backlog as compared to the backlog on October 3, 2021:

	(Millions)
Product Line	Total Backlog 4/3/2022	Total Backlog 10/3/2021	Variance	% Chg
Periscopes	$7.7	$5.6	$2.1	37.5%
Sighting Systems	1.9	1.7	0.2	11.8%
Howitzer	2.2	2.3	(0.1)	(4.3)%
Other	1.4	1.4	-	-%
Optex Systems - Richardson	13.2	11.0	2.2	20.0%
Optical Assemblies	5.4	5.0	0.4	8.0%
Laser Filters	8.2	9.9	(1.7)	(17.2)%
Day Windows	0.7	1.1	(0.4)	(36.4)%
Other	0.7	0.3	0.4	133.3%
Applied Optics Center - Dallas	15.0	16.3	(1.3)	(8.0)%
Total Backlog	$28.2	$27.3	$0.9	3.3%

Backlog as of April 3, 2022, was $28.2 million as compared to a backlog of $16.0 million as of March 28, 2021, representing an increase of $12.2 million or 76.3%. The following table depicts the current expected delivery by period of all contracts awarded as of April 3, 2022 in millions of dollars, as well as the April 3, 2022 backlog as compared to the backlog on March 28, 2021:

	(Millions)
Product Line	Q3 2022	Q4 2022	2022 Delivery	2023+ Delivery	Total Backlog 4/3/2022	Total Backlog 3/28/2021	Variance	% Chg
Periscopes	$2.5	$2.8	$5.3	$2.4	$7.7	4.8	2.9	60.4%
Sighting Systems	0.2	0.1	0.3	1.6	1.9	1.9	-	-%
Howitzer	-	-	-	2.2	2.2	2.3	(0.1)	(4.3)%
Other	0.1	0.2	0.4	1.0	1.4	1.6	(0.2)	(12.5)%
Optex Systems - Richardson	2.8	3.1	6.0	7.2	13.2	10.6	2.6	24.5%
Optical Assemblies	1.1	1.5	2.6	2.8	5.4	2.8	2.6	92.9%
Laser Filters	1.7	1.5	3.2	5.0	8.2	1.3	6.9	530.8%
Day Windows	0.2	0.1	0.3	0.4	0.7	0.8	(0.1)	(12.5)%
Other	0.2	0.1	0.3	0.4	0.7	0.5	0.2	40.0%
Applied Optics Center - Dallas	3.2	3.2	6.4	8.6	15.0	5.4	9.6	177.8%
Total Backlog	$6.0	$6.3	$12.4	$15.8	$28.2	16.0	12.2	76.3%

Optex Systems Richardson backlog as of April 3, 2022, was $13.2 million as compared to a backlog of $10.6 million as of March 28, 2021, representing an increase of $2.6 million or 24.5%.

Applied Optics Center backlog as of April 3, 2022, was $15.0 million as compared to a backlog of $5.4 million as of March 28, 2021, representing an increase of $9.6 million or 177.8%.

During the fourth quarter of the fiscal year ended October 3, 2021, we booked significant new orders in both commercial optical assemblies and laser filter units including a significant new defense contract customer. On April 20, 2022, the Company announced an additional $1.1 million Applied Optics Center order for premium optical devices.

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

Three Months Ended April 3, 2022 Compared to the Three Months Ended March 28, 2021

Revenues. For the three months ended April 3, 2022, revenues increased by $0.9 million or 21.0% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	April 3, 2022	March 28, 2021	Variance	% Chg
Periscopes	$1,564	$1,613	$(49)	(3.0)
Sighting Systems	176	405	(229)	(56.5)
Howitzers	-	95	(95)	(100.0)
Other	338	692	(354)	(51.2)
Optex Systems - Richardson	2,078	2,805	(727)	(25.9)
Optical Assemblies	830	244	586	240.2
Laser Filters	1,524	704	820	116.5
Day Windows	420	299	121	40.5
Other	284	194	90	46.4
Applied Optics Center - Dallas	3,058	1,441	1,617	112.2
Total Revenue	$5,136	$4,246	$890	21.0

Optex Systems Richardson revenue decreased by $0.7 million or 25.9% for the three months ended April 3, 2022 as compared to the prior year period on lower customer demand across all product groups as compared to the prior year period.

Applied Optics Center revenue increased by $1.6 million or 112.2% for the three months ended April 3, 2022 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand across all product groups as compared to the prior year period.

Gross Margin. The gross margin during the three-month period ended April 3, 2022 was 13.9% of revenue as compared to a gross margin of 8.9% of revenue for the prior year period. The gross margin increased by $0.3 million to $0.7 million for the three months ended April 3, 2022 as compared to $0.4 million in the prior year three months. The increase in gross margin is primarily attributable to higher consolidated revenue and changes in mix between products and operating segments. Cost of sales increased to $4.4 million for the current period as compared to the prior year period of $3.9 million.

G&A Expenses. During the three months ended April 3, 2022 and March 28, 2021, we recorded operating expenses of $0.9 million and $0.8 million, respectively. Operating expenses increased by 14.5% between the respective periods primarily due to increased office expenses, legal expenses, audit fees and selling expenses, partially offset by lower salary expenses.

Operating Loss. During the three months ended April 3, 2022, we recorded an operating loss of $0.2 million, as compared to an operating loss of $0.4 million during the three months ended March 28, 2021. The $0.2 million decrease in operating loss for the current year period from the prior year period is primarily due to increased gross margin, partially offset by higher general and administrative costs in the current year quarter as compared to the prior year quarter.

Other (Expense) Income. During the three months ended April 3, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the three months ended March 28, 2021, we recognized a loss on the change in fair value of warrants of $0.2 million. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Net Loss applicable to common shareholders. During the three months ended April 3, 2022, we recorded a net loss applicable to common shareholders of $0.2 million as compared to a net loss applicable to common shareholders of $0.6 during the three months ended March 28, 2021. The decrease in net loss of $0.5 million is primarily attributable to the lower operating loss, combined with the expiration of the warrants, which eliminated the fair value impacts on net income for the current year period.

Six Months Ended April 3, 2022 Compared to the Six Months Ended March 28, 2021

Revenues. For the six months ended April 3, 2022, revenues increased by $0.8 million or 8.7% compared to the prior year period as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	April 3, 2022	March 28, 2021	Variance	% Chg
Periscopes	$2,629	$3,567	$(938)	(26.3)
Sighting Systems	449	1,183	(734)	(62.0)
Howitzers	-	200	(200)	(100.0)
Other	856	883	(27)	(3.1)
Optex Systems - Richardson	3,934	5,833	(1,899)	(32.6)
Optical Assemblies	1,975	442	1,533	346.8
Laser Filters	2,461	1,603	858	53.5
Day Windows	640	527	113	21.4
Other	465	312	153	49.0
Applied Optics Center - Dallas	5,541	2,884	2,657	92.1
Total Revenue	$9,475	$8,717	$758	8.7

Optex Systems Richardson revenue decreased by $1.9 million or 32.6% for the six months ended April 3, 2022 as compared to the prior year period on lower customer demand across all product lines. Based on current customer periscope orders, we are anticipating a 50-55% increase in the Optex Richardson segment revenue during the next six months, ending October 2, 2022, as compared to the six months ending April 3, 2022. We anticipate future awards for these programs, however at reduced levels from 2021 based on the most recent U.S. defense budget for ground systems programs, more specifically reductions in government spending on the Abrams tank platform. Deliveries against our howitzer program have been delayed by our customer pending resolution of issues related to customer furnished materials. Sighting systems and other products are expected to be below our prior year levels for the remainder of the fiscal year as several previous contracts have completed or are nearing completion.

Applied Optics Center revenue increased by $2.7 million or 92.1% for the six months ended April 3, 2022 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand across all product lines as compared to the prior year period. Based on our current backlog, We are anticipating an 18-23% increase in revenue for the six months ending October 2, 2022 as compared to the six months ended April 3, 2022. Day window revenues are projected at rates comparable to the year ended October 3, 2021, with the current orders expected to be completed in the first fiscal quarter of 2023. We anticipate additional orders for delivery in 2023.

Gross Margin. The gross margin during the six-month period ended April 3, 2022 was 16.2% of revenue as compared to a gross margin of 13.9% of revenue for the prior year period. The gross margin increased by $0.3 million to $1.5 million for the six months ended April 3, 2022 as compared to $1.2 million for the prior year period. The increase in gross margin is primarily attributable to higher revenue at the Applied Optics Center segment combined with changes in mix between products and operating segments. Cost of sales increased to $7.9 million for the six months ended April 3, 2022 as compared to the prior year period of $7.5 million on higher period revenue.

G&A Expenses. During the six months ended April 3, 2022 and March 28, 2021, we recorded operating expenses of $1.7 million and $1.5 million, respectively. Operating expenses increased by 10.8% between the respective periods primarily due to increased office expenses, legal expenses, audit fees and selling expenses, partially offset by lower salary expenses.

Operating Loss. During the six months ended April 3, 2022, we recorded an operating loss of $0.2 million, as compared to an operating loss of $0.3 million during the six months ended March 28, 2021. The $0.1 million decrease in operating loss is primarily due to increased gross margin, partially offset by higher general and administrative costs in the period ended April 3, 2022 as compared to the prior year period.

Other (Expense) Income. During the six months ended April 3, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the six months ended March 28, 2021, we recognized a gain on the change in fair value of warrants of $0.9 million. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Net (Loss) Income applicable to common shareholders. During the six months ended April 3, 2022, we recorded a net loss applicable to common shareholders of ($0.1) million as compared to a net income applicable to common shareholders of $0.3 during the six months ended March 28, 2021. Despite the decrease in operating loss and reduction in income tax expense, net income decreased by $0.4 million, primarily due to the expiration of the warrants, which eliminated the fair value and deemed dividend impacts on net income for the current year period.

Liquidity and Capital Resources

As of April 3, 2022, the Company had working capital of $12.6 million, as compared to $12.9 million as of October 3, 2021. Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Backlog as of April 3, 2022 has increased by $0.9 million or 3.3% to $28.2 million as compared to backlog of $27.3 million as of October 3, 2021. Backlog has increased 76.3%, or $12.2 million, from $16.0 million as of March 28, 2021.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At April 3, 2022, the Company had $4.9 million in cash and an outstanding payable balance of zero against its line of credit at that time.

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. Obligations outstanding under the credit facility will accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1. The credit facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the credit facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

As of April 3, 2022, our outstanding accounts receivable balance was $1.9 million. The Company currently expects to generate net income and positive cash flow from operating activities for fiscal year 2022. Based on firm customer orders, the Company anticipates a consolidated revenue increase of 30-35% for the six months ending October 2, 2022 as compared to the six months ended April 3, 2022 combined with increased operating profit and net income. To remain profitable, we need to maintain a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On September 22, 2021, the Company announced authorization of a $1 million stock repurchase program. The shares authorized to be repurchased under this repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three and six months ended April 3, 2022, 78,733 and 115,971 common shares, were repurchased under the September 2021 repurchase program at an aggregate cost of $149 thousand and $222 thousand, respectively. As of April 3, 2022, all of the shares repurchased under the September 2021 stock repurchase program have been canceled and there were zero shares held in Treasury.

On August 26, 2021, 3,936,391 outstanding warrants expired worthless, resulting in the elimination of the balance sheet warrant liability.

As of October 3, 2021, and April 3, 2022, there were no outstanding declared and unpaid dividends.

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

Cash Flows for the Period from October 3, 2021 through April 3, 2022

Cash and Cash Equivalents: As of April 3, 2022, and October 3, 2021, we had cash and cash equivalents of $4.9 million and $3.9 million, respectively.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the three months from October 3, 2021 to April 3, 2022 totaled $1.3 million. The primary sources of cash during the period relate to decreases in accounts receivable of $1.3 million, increased accounts payable of $0.7 million, increased inventory of ($0.8) million and other changes in working capital of $0.1 million.

Net Cash Used in Investing Activities. In the three months ended April 3, 2022, cash used in investing activities was $0.1 million for purchases of equipment and leasehold improvements.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.2 million during the three months ended April 3, 2022 and relates to primarily to the repurchases of common stock of as part of our stock repurchase program.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of April 3, 2022, the Company had accrued warranty costs of $155 thousand, as compared to $78 thousand as of October 3, 2021. The primary reason for the $77 thousand increase in reserve balances relates to higher revenue on warrantied product being sold during the six months ended April 3, 2022, combined with an increase in customer returned backlog pending repair or replacement to our customer as compared to the warranty backlog as of October 3, 2021.

As of April 3, 2022 and October 3, 2021, we had $43 thousand, and $51 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the six months ended April 3, 2022, there was no significant change to the accrued contract losses. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of April 3, 2022 and October 3, 2021, our deferred tax assets consisted of $2.1 million, partially offset by a valuation reserve of $0.8 million against those assets for a net deferred tax asset of $1.3 million. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of April 3, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended April 3, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 3, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its common shares during the three months ended April 3, 2022.

(Thousands, except number of shares and price data per share)

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan(1)

January 3, 2022 through January 30, 2022	15,585	$30	$1.89	$827
January 31, 2022 through February 27, 2022	27,618	48	1.75	779
February 28, 2022 through April 3, 2022	35,530	70	1.98	709
Total shares repurchased for three months ended April 3, 2022	78,733	$148	$1.91	$709

(1)	On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of April 3, 2022, there were 151,526 shares purchased and cancelled under the September 2021 stock repurchase program. As of April 3, 2022 there are zero shares held in Treasury. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 16, 2022	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 16, 2022	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

