Form 10-Q
period 2022-07-03
Optex Systems Holdings Inc
filed 2022-08-15
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2022: 8,320,865 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended July 3, 2022

2

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 3, 2022 (UNAUDITED) AND OCTOBER 3, 2021	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 3, 2022 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 27, 2021 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 3, 2022 (UNAUDITED) AND THE NINE MONTHS ENDED JUNE 27, 2021 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JULY 3, 2022 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JUNE 27, 2021 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	July 3, 2022	October 3, 2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$5,169	$3,900
Accounts Receivable, Net	1,918	3,183
Inventory, Net	8,559	7,583
Prepaid Expenses	324	262

Current Assets	15,970	14,928

Property and Equipment, Net	1,033	1,017

Other Assets
Deferred Tax Asset	948	1,288
Right-of-use Asset	3,339	3,599
Security Deposits	23	23

Other Assets	4,310	4,910

Total Assets	$21,313	$20,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$838	$551
Operating Lease Liability	599	528
Accrued Expenses	787	851
Accrued Warranty Costs	196	78
Customer Deposits	256	-
Current Liabilities	2,676	2,008

Operating Lease Liability, net of current portion	2,875	3,133

Total Liabilities	5,551	5,141

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 8,322,951 and 8,523,704 shares issued, and 8,322,951 and 8,488,149 outstanding, respectively)	8	9
Treasury Stock (at cost, zero and 35,555 shares held, respectively)	-	(69)
Additional Paid in Capital	25,426	25,752
Accumulated Deficit	(9,672)	(9,978)

Stockholders’ Equity	15,762	15,714

Total Liabilities and Stockholders’ Equity	$21,313	$20,855

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021

Revenue	$6,170	$4,433	$15,645	$13,149

Cost of Sales	4,902	3,687	12,838	11,190

Gross Margin	1,268	746	2,807	1,959

General and Administrative Expense	758	689	2,473	2,238

Operating Income (Loss)	510	57	334	(279)

Gain on Change in Fair Value of Warrants	-	1,167	-	2,025

Interest Expense	-	(4)	-	(9)
Other Income	-	1,163	-	2,016

Income Before Taxes	510	1,220	334	1,737

Income Tax (Benefit) Expense, net	$82	$(154)	$28	$(122)

Net Income	$428	$1,374	$306	$1,859
Deemed dividends on participating securities	-	(464)	-	(622)
Net income applicable to common shareholders	$428	$910	$306	$1,237

Basic income per share	$0.05	$0.11	$0.04	$0.15

Weighted Average Common Shares Outstanding - basic	8,187,318	8,101,223	8,223,492	8,204,994

Diluted income per share	$0.05	$0.11	$0.04	$0.15

Weighted Average Common Shares Outstanding – diluted	$8,285,996	$8,138,106	$8,297,341	$8,292,544

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Nine months ended
	July 3, 2022	June 27, 2021

Cash Flows from Operating Activities:
Net Income	$306	$1,859

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	221	195
Gain on Change in Fair Value of Warrants	-	(2,025)
Stock Compensation Expense	127	171
Deferred Tax	340	(81)
Accounts Receivable	1,264	1,570
Inventory	(976)	146
Prepaid Expenses	(62)	(95)
Leases	73	23
Accounts Payable and Accrued Expenses	223	(631)
Accrued Warranty Costs	118	(15)
Customer Advance Deposits	256	(1)
Total Adjustments	1,584	(743)
Net Cash provided by Operating Activities	1,890	1,116

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(236)	(214)
Net Cash used in Investing Activities	(236)	(214)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(19)	(44)
Stock Repurchase	(366)	(800)

Net Cash used in Financing Activities	(385)	(844)

Net Increase in Cash and Cash Equivalents	1,269	58
Cash and Cash Equivalents at Beginning of Period	3,900	4,700
Cash and Cash Equivalents at End of Period	$5,169	$4,758

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$51	$3,688
Operating Lease Liabilities	(51)	(3,688)
Treasury Stock Retired	435	1,000

Cash Transactions:
Cash Paid for Taxes	-	48
Cash Paid for Interest	-	9

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

	Three months ended July 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at April 3, 2022	8,395,394	-	$8	$-	$25,534	$(10,100)	$15,442
Stock Compensation Expense	-	-	-	-	36	-	36
Common Stock Repurchase (1)	-	72,443	-	(144)	-	-	(144)
Cancellation of Treasury Shares(2)	(72,443)	(72,443)	-	144	(144)	-	-
Net Income	-	-	-	-	-	428	428

Balance at July 3, 2022	8,322,951	-	$8	$-	$25,426	$(9,672)	$15,762

	Three months ended June 27, 2021
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at March 28, 2021	8,854,261	480,667	$9	$(930)	$26,346	$(11,624)	$13,801
Stock Compensation Expense	-	-	-	-	57	-	57
Common Stock Repurchase(1)	-	38,599	-	-	(70)	-	(70)
Cancellation of Treasury Shares(2)	(519,266)	(519,266)	(1)	(1,000)	(1,000)	-	(1)
Net Income	-	-	-	-	-	1,374	1,374

Balance at June 27, 2021	8,334,995	-	$8	$-	$25,403	$(10,250)	$15,161

	Nine months ended July 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714
Stock Compensation Expense	-	-	-		127	-	127
Vested Restricted Stock Units Issued Net of Tax Withholding	23,216	-	-		(19)	-	(19)
Common Stock Repurchase (1)	-	188,414	-	(366)	-	-	(366)
Cancellation of Treasury Shares(2)	(223,969)	(223,969)	(1)	435	(434)	-	-
Net Income	-	-	-		-	306	306

Balance at July 3, 2022	8,322,951	-	$8	$-	$25,426	$(9,672)	$15,762

	Nine months ended June 27, 2021
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at September 27, 2020	8,795,869	105,733	$9	$(200)	$26,276	$(12,109)	$13,976
Stock Compensation Expense	-	-	-		171	-	171
Vested Restricted Stock Units Issued Net of Tax Withholding	58,392	-	-		(44)	-	(44)
Common Stock Repurchase (1)	-	413,533	-	(800)	-	-	(800)
Cancellation of Treasury Shares(2)	(519,266)	(519,266)	(1)	1,000	(1,000)	-	(1)
Net Income	-	-	-		-	1,859	1,859

Balance at June 27, 2021	8,334,995	-	$8	$-	$25,403	$(10,250)	$15,161

(1)	Common shares repurchased in the open market during the respective period. Shares are repurchased to treasury stock using the cost method.
(2)	Treasury stock canceled during the respective period.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the nine months ended July 3, 2022 were derived from the U.S. government (13%), three major U.S. defense contractors (25%, 15%, and 8%, respectively), one major commercial customer (21%) and all other customers (18%). Approximately 94% of the total Company revenue is generated from domestic customers and 6% is derived from foreign customers, primarily in Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of July 3, 2022, Optex Systems Holdings operated with 83 full-time equivalent employees.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; impacts on our supply chain; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the pandemic and the possibility of its reoccurrence; the success of global vaccination efforts; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery as the pandemic subsides.

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

Inventory: As of July 3, 2022 and October 3, 2021, inventory included:

	(Thousands)
	July 3, 2022	October 3, 2021
Raw Material	$5,172	$4,926
Work in Process	3,505	2,664
Finished Goods	536	629
Gross Inventory	$9,213	$8,219
Less: Inventory Reserves	(654)	(636)
Net Inventory	$8,559	$7,583

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of July 3, 2022 consisted of U.S. government agencies (11%), five major U.S. defense contractors (18%, 16%, 15%, 9% and 6%, respectively), one commercial customer (17%) and all other customers (8%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of July 3, 2022, and October 3, 2021, the Company had warranty reserve balances of $196 and $78 thousand, respectively.

	Three months ended		Nine months ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Beginning balance	$155	$63	$78	$83

Incurred costs for warranties satisfied during the period	(1)	(4)	(3)	(71)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	52	9	131	18
Change in estimate for pre-existing warranty liabilities(2)	(10)	-	(10)	38
Warranty Expense	42	9	122	56

Ending balance	$196	$68	$196	$68

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract, which began in October 2017, relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service through February 2025. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and nine months ended July 3, 2022 and June 27, 2021, there was $120 thousand and $352 thousand in 2022 and $120 thousand and $359 thousand in 2021 in service contract revenue recognized over time.

During the three- and nine-month periods ended July 3, 2022, there were no revenues recognized from customer deposit liabilities (deferred contract revenue). During the three- and nine-month periods ended June 27, 2021, there was zero and $1 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of July 3, 2022, customer deposit liabilities were $256 thousand. As of July 3, 2022, there were no deferred sales commissions or other significant deferred contract costs.

Income Tax/Deferred Tax: As of July 3, 2022, Optex Systems, Inc. had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million for a net deferred tax asset of $0.9 million. As of October 3, 2021, Optex Systems, Inc. had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $2.1 million for a net deferred tax asset of $1.3 million. During the nine-month period ending July 3, 2022, the Company recovered $0.3 million in cash for taxes related to a net operating loss carryback from the prior year ended October 3, 2022. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016, which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A significant number of our warrants outstanding through August 26, 2021 were participating securities, which shared dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. Since the warrants expired in accordance with their terms on August 26, 2021, during the three and nine months ended July 3, 2022, there were no declared dividends and no allocated undistributed earnings attributable to the participating warrants, respectively. During the three and nine months ended June 27, 2021, there were no declared dividends and $464 and $622 thousand, respectively, in allocated undistributed earnings attributable to the participating warrants.

The Company has potentially dilutive securities outstanding, which include unvested restricted stock units, stock options and, for the three and nine months ended June 27, 2021, warrants. In computing the dilutive effect of warrants, the numerator is adjusted to add back any deemed dividends on participating securities (warrants) and the denominator is increased to assume the conversion of the number of additional incremental common shares. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units, stock options and warrants that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended July 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 98,678 incremental shares) were included in the diluted earnings per share calculation. For the three months ended June 27, 2021, 99,000 unvested restricted stock units and 240,000 shares of unvested restricted stock (which convert to an aggregate of 36,883 incremental shares) were included in the diluted earnings per share calculation.

For the nine months ended July 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 73,849 incremental shares) were included in the diluted earnings per share calculation. For the nine months ended June 27, 2021, 99,000 unvested restricted stock units and 240,000 restricted shares (which convert to an aggregate of 87,550 incremental shares) were included in the diluted earnings per share calculation.

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

Optex Systems (OPX) – Richardson, Texas

The Optex Systems segment revenue is comprised of approximately 87% domestic military customers and 13% foreign military customers. For the nine months ended July 3, 2022, Optex Systems – Richardson represented 42% of the Company’s total consolidated revenue and consisted of the U.S. government (13%), two major U.S. defense contractors, (18%) and (8%), and all other customers (3%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of July 3, 2022, the Richardson facility operated with 45 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent approximately 21% and military sales to prime and subcontracted customers represent approximately 79% of the external segment revenue. Approximately 93% of the AOC revenue is derived from external customers and approximately 7% is related to intersegment sales to Optex Systems in support of military contracts. For the nine months ended July 3, 2022, AOC represented 58% of the Company’s total consolidated revenue and consisted of two major defense contractors (15%, and 7%), one commercial customer (21%), and all other customers (15%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of July 3, 2022, AOC operated with 38 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended July 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,653	$3,517	$-	$6,170
Intersegment revenues	-	258	(258)	-
Total revenue	$2,653	$3,775	$(258)	$6,170

Interest expense	$-	$-	$-	$-

Depreciation and amortization	$8	$66	$-	$74

Income (loss) before taxes	$185	$361	$(36)	$510

Other significant noncash items:
Allocated home office expense	$(268)	$268	$-	$-
Stock compensation expense	$-	$-	$36	$36
Warranty expense	$-	$42	$-	$42

Segment assets	$14,676	$6,637	$-	$21,313
Expenditures for segment assets	$49	$69	$-	$118

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended June 27, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,126	$1,307	$-	$4,433
Intersegment revenues	-	41	(41)	-
Total revenue	$3,126	$1,348	$(41)	$4,433

Interest expense	$-	$-	$4	$4

Depreciation and amortization	$10	$57	$-	$67

Income (loss) before taxes	$328	$(214)	$1,106	$1,220

Other significant noncash items:
Allocated home office expense	$(177)	$177	$-	$-
Gain on change in fair value of warrants	$-	$-	$(1,167)	$(1,167)
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$9	$-	$9

Segment assets	$14,690	$6,498	$-	$21,188
Expenditures for segment assets	$(3)	$89	$-	$86

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended July 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$6,588	$9,057	$-	$15,645
Intersegment revenues	-	693	(693)	-
Total revenue	$6,588	$9,750	$(693)	$15,645

Interest expense	$-	$-	$-	$-

Depreciation and amortization	$28	$193	$-	$221

Income (loss) before taxes	$(276)	$737	$(127)	$334

Other significant noncash items:
Allocated home office expense	$(802)	$802	$-	$-
Stock compensation expense	$-	$-	$127	$127
Warranty expense	$-	$122	$-	$122

Segment assets	$14,676	$6,637	$-	$21,313
Expenditures for segment assets	$55	$181	$-	$236

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended June 27, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$8,958	$4,191	$-	$13,149
Intersegment revenues	-	937	(937)	-
Total revenue	$8,958	$5,128	$(937)	$13,149

Interest expense	$-	$-	$9	$9

Depreciation and amortization	$31	$164	$-	$195

Income (loss) before taxes	$351	$(459)	$1,845	$1,737

Other significant noncash items:
Allocated home office expense	$(530)	$530	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,025)	$(2,025)
Stock compensation expense	$-	$-	$171	$171
Warranty expense	$-	$56	$-	$56

Segment assets	$14,690	$6,498	$-	$21,188
Expenditures for segment assets	$17	$197	$-	$214

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

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. The start of the lease was delayed until April 2022 due to temporary equipment shortages. The lease renewal resulted in the recognition of an additional right of use asset and a lease liability of $51 thousand, respectively during the three months ended July 3, 2022.

As of July 3, 2022, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2022 Base year lease	$78	$71	$4	$153	$58
2023 Base year lease	317	288	15	620	235
2024 Base year lease	327	296	15	638	240
2025 Base year lease	336	305	15	656	245
2026 Base year lease	346	313	3	662	249
2027 Base year lease	357	322	-	679	254
2028 Base year lease	242	330	-	572	184
2029 Base year lease	-	83	-	83	27
Total base lease payments	$2,003	$2,008	$52	$4,063	$1,492
Imputed interest on lease payments (1)	(279)	(305)	(5)	(589)
Total Operating Lease Liability(2)	$1,724	$1,703	$47	$3,474

Right-of-use Asset(3)	$1,647	$1,645	$47	$3,339

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $135 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $599 thousand and $2,875 thousand, respectively.

Total expense under both facility lease agreements for the three months ended July 3, 2022 and June 27, 2021 was $215 and $207 thousand, respectively. Total office equipment rentals included in operating expenses was $7 and $6 thousand for the three months ended July 3, 2022 and June 27, 2021, respectively.

Total expense under both facility lease agreements for the nine months ended July 3, 2022 and June 27, 2021 was $635 and $569 thousand, respectively. Total office equipment rentals included in operating expenses was $19 thousand and $17 thousand for the nine months ended July 3, 2022 and June 27, 2021, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. Obligations outstanding under the credit facility accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

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

The outstanding balance on the Facility was zero as of July 3, 2022 and October 3, 2021. For the three and nine months ended July 3, 2022, the total interest expense against the outstanding line of credit balance was zero. For the three and nine months ended June 27, 2021, the total interest expense against the outstanding line of credit balance was $4 thousand and $9 thousand, respectively.

Note 6 - Warrant Liabilities

On August 26, 2016, Optex Systems Holdings, Inc. issued 4,323,135 warrants to new shareholders and the underwriter, in connection with a public share offering. The warrants entitled the holder to purchase one share of our common stock at an exercise price equal to $1.50 per share at any time on or after August 26, 2016 and on or prior to the close of business on August 26, 2021 (the “Termination Date”). The Company determined that these warrants were free standing financial instruments that were legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants were puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The Company had no plans to consummate a fundamental transaction and did not believe a fundamental transaction was likely to occur during the remaining term of the warrants. In accordance with the accounting guidance, the outstanding warrants were recognized as a warrant liability on the balance sheet, and were measured at their inception date fair value and subsequently re-measured at each reporting period with changes recorded as a component of other income in the condensed consolidated statements of operations. The warrants expired on the Termination Date in accordance with their terms; therefore, no warrants were outstanding as of July 3, 2022 or during the three or nine months ended July 3, 2022.

The fair value of the warrant liabilities presented below were measured using a Black Scholes Merton (BSM) valuation model. Significant inputs into the respective model at the reporting period measurement dates are as follows:

Valuation Assumptions	Period ended September 27, 2020	Period ended June 27, 2021
Exercise Price (1)	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021
Stock Price (2)	$1.96	$1.53
Interest Rate (annual) (3)	0.12%	0.06%
Volatility (annual)	51.67%	44.35%
Time to Maturity (Years)	0.9	0.2
Calculated fair value per share	$0.62	$0.13

(1)	Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.
(2)	Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period end date.
(3)	Interest rate for U.S. Treasury Bonds as each presented period ended date, as published by the U.S. Federal Reserve.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value (000’s)
Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Gain on Change in Fair Value of Warrant Liability			(2,025)
Fair Value as of period ended 6/27/2021	4,125,200	$0.13	519

Fair Value as of period ended 10/3/2021	-	$-	$-
Gain on Change in Fair Value of Warrant Liability			-
Fair Value as of period ended 7/3/2022	-	$-	$-

During the three and nine months ended July 3, 2022 and June 27, 2021, there were no new issues or exercises of existing warrants.

The warrant liabilities were considered Level 3 liabilities on the fair value hierarchy as the determination of fair value included various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Note 7-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three or nine months ended July 3, 2022. As of July 3, 2022, there were zero stock options outstanding.

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, with the latter granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 27, 2020	182,000	$1.54	300,000	$1.75
Granted	—	—	—	—
Vested	(83,000)	$1.49	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75
Granted	—	—	—	—
Vested	(33,000)	1.73	(60,000)	1.75
Forfeited	—	—	—	—
Outstanding at July 3, 2022	66,000	$1.52	180,000	$1.75

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

As of the December 1, 2021 modification date related to the third and final vesting date of the 49,500 unvested restricted stock units held by Danny Schoening, there was no change in the fair value of the modified award as compared to the original award immediately prior to the modification date. The restricted stock units initially were certain to vest on January 1, 2022, but due to the modification, they are less certain to vest, contingent on a “change in control” occurring, which change in control, in case Mr. Schoening is terminated by the Company without cause or he resigns with good reason prior to such change in control, must occur prior to March 13, 2023. As of the modification date, there was $5 thousand of unrecognized compensation cost associated with the original award. As a matter of expediency, the unrecognized compensation expense as of the modification date was fully expensed through January 2, 2022. There is no additional compensation expense associated with the modification of the restricted stock unit agreement.

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

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On each of January 1, 2021 and January 1, 2022, 60,000 of the restricted director shares vested.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and restricted shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021	July 3, 2022	October 3, 2021

Restricted Shares	$27	$26	$79	$79	$262	$341
Restricted Stock Units	9	31	48	92	18	66
Total Stock Compensation	$36	$57	$127	$171	$280	$407

Note 8 - Stockholders’ Equity

Dividends

As of the three and nine months ended July 3, 2022 and the twelve months ended October 3, 2021, there were no declared or outstanding dividends payable.

Common stock

On June 8, 2020 the Company announced authorization of a $1 million stock repurchase program. As of September 27, 2020 there were 105,733 shares held in treasury purchased under the June 2020 stock repurchase program. The Company purchased a total of 519,266 shares against the program through April 2021, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization of an additional $1 million stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. As of July 3, 2022, the Company had purchased a total of 223,969 shares at a cost of $435 thousand. All of the repurchased shares have been canceled and there were zero shares held in treasury purchased under the September 2021 stock repurchase program.

During the nine months ended July 3, 2022, there were 188,414 common shares repurchased under the program at a cost of $366 thousand. A summary of the purchases under the program follows:

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan

September 28, 2020 through October 25, 2020	20,948	$42	$2.01	$758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	311
January 25, 2021 through February 21, 2021	52,180	101	1.94	210
February 22, 2021 through March 28, 2021	73,800	140	1.90	70
March 29, 2021 through April 19, 2021	38,599	70	1.82	-
September 23, 2021 through October 1, 2021	35,555	$69	$1.93	$931

Total shares repurchased for year ended October 3, 2021	449,088	$869	$1.93	$-

October 4, 2021 through October 31, 2021	18,265	$37	$2.01	$894
November 1, 2021 through November 28, 2021	4,415	9	2.04	885
November 29, 2021 through January 2, 2022	14,558	28	1.93	857
January 3, 2022 through January 30, 2022	15,585	29	1.89	828
January 31, 2022 through February 27, 2022	27,618	49	1.75	779
February 28, 2022 through April 3, 2022	35,530	70	1.98	709
April 4, 2022 through May 1, 2022	12,304	27	2.22	682
May 2, 2022 through May 29, 2022	10,482	22	2.11	660
May 30, 2022 through July 3, 2022	49,657	95	1.90	565
Total shares repurchased for nine months ended July 3, 2022	188,414	$366	$1.94	$565

As of October 3, 2021, and July 3, 2022, the total outstanding common shares were 8,488,149 and 8,322,951, respectively. As of October 3, 2021, and July 3, 2022, there were 35,555 and zero shares held in Treasury, respectively.

As of October 3, 2021, and July 3, 2022, the total issued common shares were 8,523,704 and 8,322,951, respectively.

Note 9 - Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended October 3, 2021 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended July 3, 2022, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding growth strategy; product and development programs; financial performance (including revenue and net income); backlog; orders; the impact of the COVID-19 pandemic; the impact of the Russian invasion of Ukraine; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

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

Recent Events

Product Opportunities

As disclosed in the Company’s annual report on Form 10-K for the year ended October 3, 2021, the Company has been offering mil-spec quality high efficiency anti-reflective coatings for infrared applications.  We anticipate continuing revenue growth and new opportunities relating to this offering in the near term.

Strategic Alternatives

As disclosed in the Company’s current report on Form 8-K on September 10, 2021, in September 2021, the Company’s Board of Directors formed a Strategic Alternatives Committee.  The Committee’s purpose is to explore and evaluate strategic alternatives for the Company, including a possible strategic investment, merger or sale of the Company.   This Committee continues to assess strategic alternatives from time to time.

Recent Stock Repurchases

On September 22, 2021, the Company announced authorization of a $1 million stock repurchase program. The shares authorized to be repurchased under this repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the nine months ended July 3, 2022, 188,414 common shares were repurchased under the September 2021 repurchase program at an aggregate cost of $366 thousand. As of July 3, 2022, all shares repurchased under the September 2021 stock repurchase program have been cancelled and there were no shares held in Treasury.

K. Hawkins Salary Increase and Employment Agreement

On March 28, 2022, the Board of Directors Compensation Committee approved a salary increase of 4% for Karen Hawkins, CFO to be effective on April 1, 2022. As a result of the increase, the salary has been changed from $205,425 to $213,642.

On July 1, 2022, Ms. Hawkins’ employment agreement was automatically extended in accordance with its terms for an additional eighteen months. The current term of the extended agreement expires on December 31, 2023, subject to further auto-renewal.

Line of Credit Renewal

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. Obligations outstanding under the credit facility accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

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

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by the Company for cause (including conviction of a felony, commission of fraudulent acts, willful misconduct by Mr. Schoening, continued failure to perform duties after written notice, violation of securities laws and breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Mr. Schoening for good reason (including breach by the Company of its obligations under the agreement, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or a sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening will be paid salary and for a termination due to his death or permanent disability, also any bonus earned through the date of termination. For a termination by the Company without cause or by Mr. Schoening with good reason, Mr. Schoening will also be paid nine months’ base salary in effect and, if such termination occurs prior to a change of control, Mr. Schoening will not forfeit the unvested RSUs until and unless the change of control does not occur by March 13, 2023.

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

The table below summarizes our three-and six-month operating results for the periods ended July 3, 2022 and June 27, 2021, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Nine months ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021

Net Income (GAAP)	$428	$1,374	$306	$1,859
Add:
(Gain) on Change in Fair Value of Warrants	-	(1,167)	-	(2,025)
Federal Income Tax (Benefit) Expense	82	(154)	28	(122)
Depreciation	74	67	221	195
Stock Compensation	36	57	127	171
Interest Expense	-	4	-	9
Adjusted EBITDA - Non GAAP	$620	$181	$682	$87

Our net income decreased by ($1.0) million to $0.4 million net income for the three months ended July 3, 2022, as compared to net income of $1.4 million for the prior year period. Our adjusted EBITDA increased by $0.4 million to $0.6 million for the three months ended July 3, 2022, as compared to $0.2 million for the prior year period. The increase in adjusted EBITDA for the most recent three-month period is primarily driven by increased revenue as compared to the prior year period. Operating segment performance is discussed in greater detail throughout the following sections.

Our net income decreased by ($1.6) million to a net income of $0.3 million for the nine months ended July 3, 2022, as compared to a net income of $1.9 million for the prior year period. Our adjusted EBITDA increased by $0.6 million to $0.7 million for the nine months ended July 3, 2022, as compared to $0.1 million for the prior year period. The increase in adjusted EBITDA for the most recent nine-month period is primarily driven by increased revenue as compared to the prior year period. Operating segment performance is discussed in greater detail throughout the following sections.

During the three and nine months ended July 3, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the three months ended June 27, 2021, we recognized a gain on the change in fair value of warrants of $1.2 million, and during the nine months ended June 27, 2021, we recognized a gain on the change in fair value of warrants of $2.0 million. As this was a non-cash gain driven by then-current fair value of our outstanding warrants and unrelated to our core business operating performance, the change in fair value losses and gains have historically been excluded from our adjusted EBITDA calculations presented above. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Unaudited Condensed Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

	Results of Operations Selective Financial Info by Segment (Thousands)
	Three months ended
	July 3, 2022				June 27, 2021
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$2,653	$3,517	$-	$6,170	$3,126	$1,307	$-	$4,433
Intersegment Revenues	-	258	(258)	-	-	41	(41)	-
Total Segment Revenue	2,653	3,775	(258)	6,170	3,126	1,348	(41)	4,433

Total Cost of Sales	2,125	3,035	(258)	4,902	2,436	1,292	(41)	3,687

Gross Margin	528	740	-	1,268	690	56	-	746
Gross Margin %	19.9%	19.6%	-	20.6%	22.1%	4.2%	-	16.8%

General and Administrative Expense	611	111	36	758	539	93	57	689
Segment Allocated G&A Expense	(268)	268	-	-	(177)	177	-	-
Net General & Administrative Expense	343	379	36	758	362	270	57	689

Operating Income (Loss)	185	361	(36)	510	328	(214)	(57)	57
Operating Income (Loss) %	7.0%	9.6%	-	8.3%	10.5%	(15.9)%	-	1.3%

Loss on Change in Fair Value of Warrants	-	-	-	-	-	-	1,167	1,167
Interest Expense	-	-	-	-	-	-	(4)	(4)

Net Income (Loss) before taxes	$185	$361	$(36)	$510	$328	$(214)	$1,106	$1,220
Net Income (Loss) %	7.0%	9.6%	-	8.3%	10.5%	(15.9)%	-	27.5%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Nine months ended
	July 3, 2022				June 27, 2021
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$6,588	$9,057	$-	$15,645	$8,958	$4,191	$-	$13,149
Intersegment Revenues	-	693	(693)	-	-	937	(937)	-
Total Segment Revenue	6,588	9,750	(693)	15,645	8,958	5,128	(937)	13,149

Total Cost of Sales	5,695	7,836	(435)	12,838	7,438	4,689	(937)	11,190

Gross Margin	893	1,914	-	2,807	1,520	439	-	1,959
Gross Margin %	13.6%	19.6%	-	17.9%	17.0%	8.6%	-	14.9%

General and Administrative Expense	1,971	375	127	2,473	1,699	368	171	2,238
Segment Allocated G&A Expense	(802)	802	-	-	(530)	530	-	-
Net General & Administrative Expense	1,169	1,177	127	2,473	1,169	898	171	2,238

Operating Income (Loss)	(276)	737	(127)	334	351	(459)	(171)	(279)
Operating Income (Loss) %	(4.2)%	7.6%	-	2.1%	3.9%	(9.0)%	-	(2.1)%

Gain on Change in Fair Value of Warrants	-	-	-	-	-	-	2,025	2,025
Interest Expense	-	-	-	-	-	-	(9)	(9)

Income (Loss) before taxes	$(276)	$737	$(127)	$334	$351	$(459)	$1,845	$1,737
Income (loss) before taxes %	(4.2)%	7.6%	-	2.1%	3.9%	(9.0)%	-	13.2%

For the three months ended July 3, 2022, our total revenues increased by $1.7 million, or 39.2%, compared to the prior year period. The increase in revenue was primarily driven by a $2.2 million increase in external revenue at the Applied Optics Center segment, partially offset by a decrease in revenue at the Optex Richardson segment of ($0.5) million, respectively, over the prior year period.

For the nine months ended July 3, 2022, our total revenues increased by $2.5 million, or 19.0%, compared to the prior year period. The increase in revenue was primarily driven by a $4.9 million increase in external revenue at the Applied Optics Center segment, partially offset by a decrease in revenue at the Optex Richardson segment of ($2.4) million, respectively, over the prior year period.

During the year ended October 3, 2021, we realized a significant increase in customer orders and backlog for the Applied Optics Center segment. For the first nine months of fiscal year 2022, new orders on a consolidated basis were 86.7% higher than in the prior year period driven by increases in both operating segments.

Consolidated gross margin for the three months ended July 3, 2022 increased by $0.5 million, or 70.0%, compared to the prior year period. The increase in margin was primarily attributable to increased revenue at the Applied Optics Center segment.

Consolidated gross margin for the nine months ended July 3, 2022 increased by $0.8 million, or 43.3%, compared to the prior year period. The increase in margin was primarily attributable to increased revenue at the Applied Optics Center segment.

Our operating income for the three months ended July 3, 2022 increased by $0.5 million, or 794.7%, compared to the prior year period. The increase in operating income was primarily driven by increases in revenue and gross margin at the Applied Optics Center segment.

Our operating income for the nine months ended July 3, 2022 increased by $0.6 million, or 219.7%, compared to the prior year period operating loss. The increase in operating income was primarily driven by increases in revenue and gross margin at the Applied Optics Center segment.

Backlog

During the nine months ended July 3, 2022, the Company booked $18.3 million in new orders, representing an 86.7% increase over the prior year period. The orders for the most recently completed nine months consist of $9.8 million for our Optex Richardson segment and $8.5 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the nine months ending July 3, 2022 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Nine months ended July 3, 2022	Nine months ended June 27, 2021	Variance	% Chg
Periscopes	$6.8	$4.1	$2.7	65.9%
Sighting Systems	0.6	0.4	0.2	50.0%
Howitzer	-	-	-	-%
Other	2.4	0.1	2.3	2300.0%
Optex Systems – Richardson	9.8	4.6	5.2	113.0%
Optical Assemblies	3.8	3.1	0.7	22.6%
Laser Filters	3.2	1.6	1.6	100.0%
Day Windows	0.6	-	0.6	100.0%
Other	0.9	0.5	0.4	80.0%
Applied Optics Center – Dallas	8.5	5.2	3.3	63.5%
Total Customer Orders	$18.3	$9.8	$8.5	86.7%

Backlog as of July 3, 2022 was $30.0 million, compared to a backlog of $27.3 million as of October 3, 2021, representing an increase of $2.7 million or 9.9%. The following table depicts the July 3, 2022 backlog as compared to the backlog on October 3, 2021:

	(Millions)
Product Line	Total Backlog 7/3/2022	Total Backlog 10/3/2021	Variance	% Chg
Periscopes	$7.6	$5.6	$2.0	35.7%
Sighting Systems	1.8	1.7	0.1	5.9%
Howitzer	2.3	2.3	-	-%
Other	2.5	1.4	1.1	78.6%
Optex Systems - Richardson	14.2	11.0	3.2	29.1%
Optical Assemblies	5.5	5.0	0.5	10.0%
Laser Filters	8.9	9.9	(1.0)	(10.1)%
Day Windows	0.8	1.1	(0.3)	(27.3)%
Other	0.6	0.3	0.3	100.0%
Applied Optics Center - Dallas	15.8	16.3	(0.5)	(3.1)%
Total Backlog	$30.0	$27.3	$2.7	9.9%

Backlog as of July 3, 2022, was $30.0 million as compared to a backlog of $12.9 million as of June 27, 2021, representing an increase of $17.1 million or 132.6%. The following table depicts the current expected delivery by period of all contracts awarded as of July 3, 2022 in millions of dollars, as well as the July 3, 2022 backlog as compared to the backlog on June 27, 2021:

	(Millions)
Product Line	2022 Delivery	2023 Delivery	2024+ Delivery	Total Backlog 7/3/2022	Total Backlog 6/27/2021	Variance	% Chg
Periscopes	$3.1	$3.9	$0.6	$7.6	$4.1	$3.5	85.4%
Sighting Systems	0.1	1.0	0.7	1.8	1.3	0.5	38.5%
Howitzer	-	1.0	1.3	2.3	2.3	-	-%
Other	0.3	1.6	0.6	2.5	1.0	1.5	150.0%
Optex Systems - Richardson	3.5	7.5	3.2	14.2	8.7	5.5	63.2%
Optical Assemblies	1.3	4.2	-	5.5	3.0	2.5	83.3%
Laser Filters	1.7	6.6	0.6	8.9	0.3	8.6	2866.7%
Day Windows	0.1	0.6	0.1	0.8	0.5	0.3	60.0%
Other	0.1	0.4	0.1	0.6	0.4	0.2	50.0%
Applied Optics Center - Dallas	3.2	11.8	0.8	15.8	4.2	11.6	276.2%
Total Backlog	$6.7	$19.3	$15.8	$30.0	12.9	17.1	132.6%

Optex Systems Richardson backlog as of July 3, 2022, was $14.2 million as compared to a backlog of $8.7 million as of June 27, 2021, representing an increase of $5.5 million or 63.2%.

Applied Optics Center backlog as of July 3, 2022, was $15.8 million as compared to a backlog of $4.2 million as of June 27, 2021, representing an increase of $11.6 million or 276.2%.

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

Three Months Ended July 3, 2022 Compared to the Three Months Ended June 27, 2021

Revenue. For the three months ended July 3, 2022, revenue increased by $1.7 million or 39.2% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	July 3, 2022	June 27, 2021	Variance	% Chg
Periscopes	$2,296	$1,686	$610	36.2
Sighting Systems	192	789	(597)	(75.7)
Howitzers	-	-	-	-
Other	165	651	(486)	(74.7)
Optex Systems - Richardson	2,653	3,126	(473)	(15.1)
Optical Assemblies	1,310	450	860	191.1
Laser Filters	1,693	225	1,468	652.4
Day Windows	169	303	(134)	(44.2)
Other	345	329	16	4.9
Applied Optics Center - Dallas	3,517	1,307	2,210	169.1
Total Revenue	$6,170	$4,433	$1,737	39.2

Optex Systems Richardson revenue decreased by $0.5 million or 15.1% for the three months ended July 3, 2022 as compared to the prior year period on lower customer demand in sighting systems and other, only partially offset by increased revenue in periscopes as compared to the prior year period.

Applied Optics Center revenue increased by $2.2 million or 169.1% for the three months ended July 3, 2022 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand across all optical assembly, laser filters and other product groups as compared to the prior year period.

Gross Margin. The gross margin during the three-month period ended July 3, 2022 was 20.6% of revenue as compared to a gross margin of 16.8% of revenue for the prior year period. The gross margin increased by $0.5 million to $1.3 million for the three months ended July 3, 2022 as compared to $0.8 million in the prior year three months. The increase in gross margin is primarily attributable to higher consolidated revenue and changes in mix between products and operating segments. Cost of sales increased to $4.9 million for the current period as compared to the prior year period of $3.7 million. Inflationary pressures on materials and labor have unfavorably impacted gross margins at our Optex Systems Richardson segment during the period, with a more significant impact on our periscope products due to the nature of long running fixed price IDIQ contracts which were booked in prior years. In addition, margins for our Optex System Richardson segment have been adversely impacted by fixed manufacturing overhead costs incurred on a decreased revenue base. The Applied Optics Center segment has seen increases in gross margins on substantially higher revenue despite similar inflationary pressures on material, labor and overhead costs.

G&A Expenses. During the three months ended July 3, 2022 and June 27, 2021, we recorded operating expenses of $0.8 million and $0.7 million, respectively. Operating expenses increased by 10.0% between the respective periods primarily due to increased salary expenses partially offset by lower stock compensation expenses.

Operating Income. During the three months ended July 3, 2022, we recorded operating income of $0.5 million, as compared to operating income of $0.1 million during the three months ended June 27, 2021. The $0.4 million increase in operating income for the current year period from the prior year period is primarily due to increased revenue and gross margin, partially offset by higher general and administrative costs as compared to the prior year quarter.

Other (Expense) Income. During the three months ended July 3, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the three months ended June 27, 2021, we recognized a gain on the change in fair value of warrants of $1.2 million. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Condensed Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Net Income applicable to common shareholders. During the three months ended July 3, 2022, we recorded a net income applicable to common shareholders of $0.4 million as compared to a net income applicable to common shareholders of $0.9 million during the three months ended June 27, 2021. The decrease in net income of $0.5 million is primarily attributable to the expiration of the warrants, which eliminated the impacts of the fair value gain and deemed dividends on net income from the former year period, partially offset by a $0.4 million increase in operating income for the current year period.

Nine months Ended July 3, 2022 Compared to the Nine months Ended June 27, 2021

Revenues. For the nine months ended July 3, 2022, revenues increased by $2.5 million or 19.0% compared to the prior year period as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	July 3, 2022	June 27, 2021	Variance	% Chg
Periscopes	$4,924	$5,253	$(329)	(6.3)
Sighting Systems	642	1,973	(1,331)	(67.5)
Howitzers	-	200	(200)	(100.0)
Other	1,022	1,532	(510)	(33.3)
Optex Systems - Richardson	6,588	8,958	(2,370)	(26.5)
Optical Assemblies	3,285	892	2,393	268.3
Laser Filters	4,154	1,828	2,326	127.2
Day Windows	809	830	(21)	(2.5)
Other	809	641	168	26.2
Applied Optics Center - Dallas	9,057	4,191	4,866	116.1
Total Revenue	$15,645	$13,149	$2,496	19.0

Optex Systems Richardson revenue decreased by $2.4 million or 26.5% for the nine months ended July 3, 2022 as compared to the prior year period on lower customer demand across all product lines. Based on current customer orders, we are anticipating an overall 15% decrease in the Optex Systems Richardson segment revenue during the year ending October 2, 2022, as compared to the year ended October 3, 2021. While we anticipate future awards for Optex System Richardson programs, they will be at reduced levels from 2021 based on the most recent U.S. defense budget for ground systems programs, more specifically reductions in government spending on the Abrams tank platform. Deliveries against our howitzer program have been delayed by our customer pending resolution of issues related to customer furnished materials. Sighting systems and other products are expected to be below our prior year levels for the remainder of the fiscal year as several previous contracts have completed or are nearing completion.

Applied Optics Center revenue increased by $4.9 million or 116.1% for the nine months ended July 3, 2022 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand across all optical assembly, laser filter and other product lines as compared to the prior year period. Based on current customer orders, we are anticipating an overall 92% increase in the Applied Optics Center segment revenue during the year ending October 2, 2022, as compared to the year ended October 3, 2021. We anticipate additional orders for delivery in 2023.

Gross Margin. The gross margin during the nine-month period ended July 3, 2022 was 17.9% as compared to a gross margin of 14.9% for the prior year period. The gross margin increased by $0.8 million to $2.8 million for the nine months ended July 3, 2022 as compared to $2.0 million for the prior year period. The increase in gross margin is primarily attributable to higher revenue at the Applied Optics Center segment combined with changes in mix between products and operating segments. Cost of sales increased to $12.8 million for the nine months ended July 3, 2022 as compared to the prior year period of $11.2 million on higher period revenue.

G&A Expenses. During the nine months ended July 3, 2022 and June 27, 2021, we recorded operating expenses of $2.5 million and $2.2 million, respectively. Operating expenses increased by 10.5% between the respective periods primarily due to increased salary expenses, office expenses, legal expenses, audit fees and selling expenses, partially offset by lower stock compensation expenses.

Operating Income (Loss). During the nine months ended July 3, 2022, we recorded operating income of $0.3 million, as compared to an operating loss of ($0.3) million during the nine months ended June 27, 2021. The $0.6 million increase in operating income is primarily due to increased revenue and gross margin, partially offset by higher general and administrative costs in the period ended July 3, 2022 as compared to the prior year period.

Other (Expense) Income. During the nine months ended July 3, 2022, we did not recognize either a gain or a loss on the change in fair value of warrants, as the warrants had expired on August 26, 2021 in accordance with their terms. By comparison, during the nine months ended June 27, 2021, we recognized a gain on the change in fair value of warrants of $2.0 million. Further discussion regarding the changes in fair value of the warrants and the related warrant liability can be found in Item 1, “Consolidated Financial Statements, Note 6 - Warrant Liabilities”.

Net Income applicable to common shareholders. During the nine months ended July 3, 2022, we recorded net income applicable to common shareholders of $0.3 million as compared to net income applicable to common shareholders of $1.2 million during the nine months ended June 27, 2021 The decrease in net income of $0.9 million is primarily attributable to the current year period increased operating profit of $0.6 million, and secondarily to the expiration of the warrants, which eliminated the impacts of the fair value gain and deemed dividends on net income from the former year period.

Liquidity and Capital Resources

As of July 3, 2022, the Company had working capital of $13.3 million, as compared to $12.9 million as of October 3, 2021. Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Backlog as of July 3, 2022 has increased by $2.7 million or 9.9% to $30.0 million as compared to backlog of $27.3 million as of October 3, 2021. Backlog has increased 132.6%, or $17.1 million, from $12.9 million as of June 27, 2021.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At July 3, 2022, the Company had $5.2 million in cash and no outstanding payable balance against its line of credit at that time.

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

As of July 3, 2022, our outstanding accounts receivable balance was $1.9 million. The Company currently expects to generate net income and positive cash flow from operating activities for fiscal year 2022. Based on firm customer orders, the Company anticipates a consolidated revenue increase of 21-23% for the twelve months ending October 2, 2022 as compared to the twelve months ended October 3, 2021 combined with increased operating profit and net income. To remain profitable, we need to maintain a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On September 22, 2021, the Company announced authorization of a $1 million stock repurchase program. The shares authorized to be repurchased under this repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three and nine months ended July 3, 2022, 72,443 and 188,414 common shares, were repurchased under the September 2021 repurchase program at an aggregate cost of $144 thousand and $366 thousand, respectively. As of July 3, 2022, all of the shares repurchased under the September 2021 stock repurchase program have been canceled and there were zero shares held in Treasury.

On August 26, 2021, 3,936,391 outstanding warrants expired worthless, resulting in the elimination of the balance sheet warrant liability.

As of October 3, 2021, and July 3, 2022, there were no outstanding declared and unpaid dividends.

On January 11, 2021, the Company executed amendments for each of its leased facilities extending the terms for eighty-six (86) months, commencing at the end of the current lease agreements. The Richardson lease amendment commenced on April 1, 2021 for an eighty-six (86) month term ending on May 31, 2028. The Dallas lease amendment commenced on November 1, 2021 for an eighty-six (86) month term ending on December 31, 2028. Each of the leases include two full months of rent abatement at the beginning of the commencement term. The new lease agreements resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million as of the year ended October 3, 2021.

Cash Flows for the Period from October 3, 2021 through July 3, 2022

Cash and Cash Equivalents: As of July 3, 2022, and October 3, 2021, we had cash and cash equivalents of $5.2 million and $4.8 million, respectively.

Net Cash Provided by Operating Activities. Net cash provided by operating activities during the nine months from October 3, 2021 to July 3, 2022 totaled $1.9 million. The primary sources of cash during the period relate to collections in accounts receivables and customer deposits of $1.6 million, collection of $0.3 million against deferred taxes related to a tax refund on prior year operating losses, net income of $0.3 million and other changes in working capital of $0.7 million, offset by increases in inventory of ($1.0) million.

Net Cash Used in Investing Activities. In the nine months ended July 3, 2022, cash used in investing activities was $0.2 million for purchases of equipment and leasehold improvements.

Net Cash Used in Financing Activities. Net cash used in financing activities was $0.4 million during the nine months ended July 3, 2022 and primarily relates to the repurchases of common stock of as part of our stock repurchase program.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of July 3, 2022, the Company had accrued warranty costs of $196 thousand, as compared to $78 thousand as of October 3, 2021. The primary reason for the $118 thousand increase in reserve balances relates to higher revenue on warrantied product being sold during the nine months ended July 3, 2022, combined with an increase in customer returned backlog pending repair or replacement to our customer as compared to the warranty backlog as of October 3, 2021.

As of July 3, 2022 and October 3, 2021, we had $33 thousand, and $51 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the nine months ended July 3, 2022, there was no significant change to the accrued contract losses. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of July 3, 2022 and October 3, 2021 our deferred tax assets consisted of $1.7 million and $2.1 million, respectively, partially offset by a valuation reserve of $0.8 million against those assets for a net deferred tax asset of $0.9 million as of July 3, 2022 and $1.3 million as of October 3, 2021. During the nine-month period ended July 3, 2022 we collected $0.3 million in tax refunds related to the prior year net operating loss carryback in deferred tax assets. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 3, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended July 3, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity.

Economic and political events this year have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, resulting in an increase in the cost of borrowing for our customers, our suppliers, and other companies relying on debt financing. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures linked to COVID-related supply chain disruptions. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

There have been no other material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 3, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its common shares during the three months ended July 3, 2022.

(Thousands, except number of shares and price data per share)

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan(1)

April 4, 2022 through May 1, 2022	12,304	$27	$2.22	$682
May 2, 2022 through May 29, 2022	10,482	22	2.11	660
May 30, 2022 through July 3, 2022	49,657	95	1.90	565
Total shares repurchased for three months ended July 3, 2022	72,443	$144	$1.99	$565

(1)	On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of July 3, 2022, there were 223,969 shares purchased and cancelled under the September 2021 stock repurchase program at a total cost of $434 thousand. As of July 3, 2022 there are zero shares held in Treasury. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

