Form 10-Q/A
period 2022-07-03
Optex Systems Holdings Inc
filed 2022-08-16
CIK 1397016

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Optex Systems Holdings, Inc. for the quarterly period ended July 3, 2022 (the “Original 10-Q”) is identical to the Original 10-Q except for the correction of a reference to net income, which should have been to Adjusted EBITDA (a non-GAAP financial measure), in the seventh paragraph of the Liquidity and Capital Resources section of “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of July 3, 2022, our outstanding accounts receivable balance was $1.9 million. The Company currently expects to generate net income and positive cash flow from operating activities for fiscal year 2022. Based on firm customer orders, the Company anticipates a consolidated revenue increase of 21-23% for the twelve months ending October 2, 2022 as compared to the twelve months ended October 3, 2021, combined with increased operating profit and Adjusted EBITDA . To remain profitable, we need to maintain a level of revenue adequate to support the Company’s cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 16, 2022	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 16, 2022	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

