Form 10-K
period 2022-10-02
Optex Systems Holdings Inc
filed 2022-12-19
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2022

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

The aggregate market value of the 4,592,721 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQB on April 1, 2022 was $9,966,205.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 16, 2022
Common Stock	6,716,638

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of October 2, 2022.

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

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our financial performance, including revenues; our financial position, including working capital; backlog; follow-on orders; the impact of the COVID-19 pandemic; supply chain challenges, including supplier delays, labor shortages and customer schedule changes; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

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

PART I

Item 1. Business

Background

Current Line of Business

We manufacture optical sighting systems and assemblies, primarily for Department of Defense applications. Our products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

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

Recent Events

NASDAQ Listing Application

On December 7, 2022 the Company submitted an application to list its common stock on the NASDAQ Capital Market. There are no assurances (1) that the Company will continue to meet the initial listing criteria throughout the pendency of the application (including with respect to its share price), (2) that NASDAQ will approve the application or (3) relating to the timing of any such approval. If and when listed on NASDAQ, there are no assurances that the Company will continue to meet NASDAQ’s continued listing requirements.

Amended and Restated Employment Agreement for Danny Schoening

On November 28, 2022, the Company entered into a new employment agreement with Danny Schoening. Pursuant to the agreement, which is dated as of December 1, 2022, Mr. Schoening will continue to serve as the Company’s President and Chief Executive Officer through November 30, 2025. Mr. Schoening’s base salary initially is $304,912 per annum, and will be increased to $314,060 on December 1, 2023 and $323,481 on December 1, 2024. Mr. Schoening will be eligible for a performance bonus based on a one-year operating plan adopted by the Company’s Board of Directors (the “Board”). The bonus will be based on financial and/or operating metrics decided annually by the Board or the Compensation Committee and tied to such one-year plan. The target bonus will equate to 30% of Mr. Schoening’s base salary. The Board will have discretion in good faith to alter the performance bonus upward or downward by 20%.

The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, which had been previously amended as of December 1, 2021, by changing the third and final vesting date for the restricted stock units granted under such agreement from the “change of control date” to January 1, 2023.

The employment agreement events of termination consist of: (i) death or permanent disability of Mr. Schoening; (ii) termination by the Company for cause (including conviction of a felony, commission of fraudulent, illegal or dishonest acts, certain willful misconduct or gross negligence by Mr. Schoening, continued failure to perform material duties or cure material breach after written notice, violation of securities laws and material breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Mr. Schoening for good reason (including continued breach by the Company of its material obligations under the agreement after written notice, the requirement for Mr. Schoening to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or a sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death or permanent disability of Mr. Schoening, Mr. Schoening will be paid accrued and unpaid salary and any bonus earned through the date of termination. For a termination by the Company without cause or by Mr. Schoening with good reason, Mr. Schoening will also be paid six months’ base salary in effect.

New Loan Agreement

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (collectively with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023.

The Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “Line of Credit Note”) to the Lender in connection with an increase of the Borrowers’ revolving line of credit facility under the Loan Agreement from $1.125 million to $2.0 million. The maturity date remains April 15, 2023. Obligations outstanding under the credit facility will accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

The Line of Credit Note and Loan Agreement contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The credit facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the credit facility are subject to acceleration upon the occurrence of an event of default as defined in the Line of Credit Note and Loan Agreement.

Election of New Director

On October 19, 2022, the Board of Directors of the Company expanded the size of the Board from four to five members and elected Mr. Dayton Judd as a director, to hold office until the Company’s next annual meeting of shareholders and until his successor has been elected and qualified.

Tender Offer

On September 15, 2022, the Company’s “modified Dutch auction” tender offer expired. In accordance with the terms and conditions of the tender offer, the Company accepted for purchase 1,603,773 shares of common stock at a price of $2.65 per share, for an aggregate cost of approximately $4.25 million, excluding fees and expenses relating to the tender offer. These shares represented approximately 19.3% of its shares of common stock outstanding as of September 15, 2022. Because the tender offer was oversubscribed, the Company accepted for payment only a pro-rated portion of the shares of common stock properly tendered by each tendering stockholder (other than “odd lot” holders whose shares were purchased on a priority basis).

Renewal of Employment Agreement for Karen Hawkins

On July 1, 2022, the employment agreement for Karen Hawkins, CFO, auto-renewed for an additional 18-month period, expiring on December 31, 2023. The contract automatically renews for subsequent 18-month periods unless Ms. Hawkins or the Company give notice of termination at least 90 days before the end of the term then in effect. On March 28, 2022, the Compensation Committee of the Board of Directors approved a salary increase of 4% for Karen Hawkins, CFO to be effective on April 1, 2022. As a result of the increase, the salary has been changed from $205,425 to $213,642.

Stock Repurchases

On September 22, 2021 the Company announced authorization for a $1 million stock repurchase program.

During the twelve months ended October 2, 2022, there were 190,954 common shares repurchased through the repurchase programs at a cost of $371 thousand. As of October 2, 2022, there were zero shares held in treasury purchased under the September 2021 stock repurchase program. The shares authorized to be repurchased under the repurchase program were purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

Recent Orders

●	On November 2, 2022, the Company announced it has been awarded a maximum order value of $7,500,000 for spare Light Interference Filters associated with various Night Vision Goggle systems. The expected average annual revenue over the following five-year period is $1,000,000-$1,500,000. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.
●	On November 1, 2022, the Company announced it has been awarded a $3.4 million order to repair and refurbish night vision equipment for the Government of Israel, which includes an additional 100% optional award quantity. The majority of this work will be performed in the Optex Systems, Inc., Richardson facility.
●	On October 24, 2022, the Company announced it has been awarded a $720,000 order from a major US prime contractor in support of the US Army’s Mobile Protected Firepower (MPF) tank program. The majority of this work will be performed in the Optex Systems, Inc., Richardson facility.
●	On October 4, 2022, the Company announced it has been awarded a $1.75 million order as part of its continuing support to the M1 Abrams Tank Program. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.
●	On September 6, 2022, the Company announced it has been awarded a $1.1 million order as part of a multi-year strategic supplier agreement with a domestic commercial manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.
●	On August 30, 2022, the Company announced it has been awarded a $2.23 million order as part of a multi-year strategic supplier agreement with a domestic commercial manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.
●	On June 29, 2022, the Company announced a $1 million laser filter unit order as part of XM157 (NGWS-FC) Scope. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.
●	On April 20, 2022, the Company announced a contract for $1.1 million as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.
●	On March 1, 2022, the Company announced a contract for $2.1 million as part of a multi-year strategic supplier agreement with a domestic manufacturer of premium optical devices. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

Products

Our products are installed on various types of U.S. military land vehicles, such as the Abrams, and Bradley and Stryker families of fighting vehicles, as well as light armored and armored security vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. We deliver our products both directly to the federal government and to prime contractors.

In addition, the Company offers mil-spec quality High Efficiency Anti-Reflective Coatings for Infrared applications in both the military and commercial markets. These coatings are manufactured at the Applied Optics Center (AOC) Division of the Company in Dallas, Texas.

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

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding for a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of December 1, 2022, approximately 1% of our material requirements are single-sourced across 7 suppliers representing approximately 12% of our active supplier order values. Single-sourced component requirements span across all of our major product lines. Of these single sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs. See “Item 1.A. Risk Factors – Risks Relating to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of certain supplier risks we face, which description is incorporated herein by reference.

Approximately 78% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

The aforementioned licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of November 30, 2022):

	Fiscal Year	Number of	Total Contract Value of
Active ITAR Licenses	of Expiration	Licenses	Licenses

DSP-5
Issued 2019	2023	4	20,934,845
Issued 2020	2024	3	51,365
Issued 2021	2025	3	232,630
Issued 2022	2026	4	321,722
Total DSP-5 Licenses		14	$21,540,562

DSP-6 (no active licenses)	N/A	—	$—

DSP-73
Issued in 2019	2023	1	$4,000
Total DSP-73 Licenses		1	$4,000

BIS-711
Issued in 2019	2023	4	3,416
Issued in 2020	2024	5	92,554
Issued in 2021	2025	4	323,911
Issued in 2022	2026	1	9,372
Total BIS-711 Licenses		14	$429,253

Total All Licenses		29	$21,973,815

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

The terms of our material contracts as of November 30, 2022, are as follows:

Customer	Customer PO/Contract	Contract Type	Total Award Value (millions)	Remaining Value (millions)	Delivery Period

US Prime Contractor(1) Sighting Systems	Subcontract PO 35515590	FFPQ	$3.5	$1.0	Oct 2017- Mar 2025

DLA Land and Maritime(2) Periscopes	Prime SPE7LX-18-D-0108	IDIQ	$1.6	$0.6	Feb 2020 - Apr 2023

DLA Land and Maritime(3) Periscopes	Prime SPE7LX-19-D-0089	IDIQ	$0.2	$0.3	Feb 2021 - Jan 2023

DLA Land and Maritime(4) Periscopes	Prime SPE7LX-20-D-0020	IDIQ	$0.8	$0.2	Dec 2021 - July 2023

DLA Land and Maritime(5) Glass Periscopes	Prime/Shared SPE7MX-20-D-0012	IDIQ	$-	$-	No task awards as of current date

DLA Land and Maritime(6) Periscopes	Prime SPE7MX-20-D-0028	IDIQ	$-	$-	No task awards as of current date

DLA Land and Maritime(7) Periscopes	Prime SPE7MX-20-D-0032	IDIQ	$-	$-	No task awards as of current date

U.S. Prime Contractor(8) XM10 Aiming Circles	Subcontract PO 63659	FFPQ	$2.3	$2.3	Pending Revision (2023-2024)

DLA Land and Maritime(9)	Prime	IDIQ	$2.2	$0.9	Sept 2021 - Jan 2023
Periscopes	SPE7LX-21-D-0057

U.S. Prime Contractor(10) Laser Filter Units (AOC)	Subcontract PO 631537	FFPQ	$8.4	$5.0	Aug 2021 - Mar 2024

US Prime Contractor(11) Periscopes	Subcontract PO 40389248,40389250	FFPQ	$1.7	$0.5	Feb 2022 - Jan 2024

Commercial Customer(12) Optical Assemblies (AOC)	Subcontract PO 27044	FFPQ	$2.1	$1.9	Jul 2022 - Dec 2022

Commercial Customer(13) Optical Assemblies (AOC)	Subcontract PO 27377	FFPQ	$1.1	$1.0	Aug 2022 - Jan 2023

US Prime Contractor(14) Laser Filter Unit (AOC)	Subcontract PO 52960	FFPQ	$1.0	$1.0	Nov 2022 - Dec 2023

Commercial Customer(15) Optical Assemblies (AOC)	Subcontract PO 28012	FFPQ	$2.2	$2.2	Apr 2023 - Dec 2023

Commercial Customer(16) Optical Assemblies (AOC)	Subcontract PO 28043	FFPQ	$1.1	$1.1	Jun 2023 - Dec 2023

US Prime Contractor(17) Day Windows (AOC)	Subcontract PO 40385578	IDIQ	$1.9	$1.9	Dec 2022 - Jul 2025

US Prime Contractor(18) Periscopes	Subcontract PO 319216	FFPQ	$0.7	$0.7	Jun 2023 - Aug 2024

Government of Israel MOD(19) Refurbish Night Vision Equip	Foreign Military Sales PO 4441236828	FFPQ	$3.4	$3.4	Pending Revision (2023-2024)

DLA Land at Aberdeen(20) Light Interference Filters (AOC)	Prime SPRBL1-23-D-0001	IDIQ	$0.1	$0.1	May 2023

(1)	The original three-year contract was awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The contract includes option years to extend the period of performance through 2035 if awarded. The current contract option extends the in-service support through March 2025 for their existing fleet of Light Armored Vehicles.

(2)	Contract awarded September 5, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. On June 23, 2022 the customer exercised the option for the final option year 2. The ordering period for option year 2 expires on September 10, 2023.
(3)	Contract awarded March 4, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. On March 2, 2022, the customer exercised the first of two option years extending the ordering period of the contract through March 3, 2023.
(4)	Contract awarded on November 12, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $2.3 million.
(5)	Contract awarded on December 5, 2019. This is a shared long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years. The contract was a split award between Optex Systems Inc. and another supplier. As of October 2, 2022, there have been no task orders released against the base contract award.
(6)	Contract awarded on January 24, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $3.6 million. As of October 3, 2021, there have been no task orders released against the base contract award.
(7)	Contract awarded on February 12, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $9.2 million. As of October 3, 2021, there have been no task orders released against the base contract award.
(8)	Purchase Order by a U.S. prime contractor in support of government contract W15QKN-16-D-0055 for Aiming Circle optical subassemblies. The purchase order was awarded on July 30, 2020 for $2 million and amended to $2.3 million on September 14, 2020 and includes non-recurring engineering, first article testing and production deliveries. Contract has been delayed pending receipt of customer furnished material and is pending changes to the contract delivery schedule.
(9)	Contract awarded on January 6, 2021. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $14.4 million.
(10)	Purchase Order awarded August 3, 2021 by a U.S. prime contractor in support of U.S. government contracts. Award includes first article inspection in August 2021 and production deliveries commencing in September 2021 through October 2023.
(11)	Purchase Orders awarded September 24, 2021 by a U.S. prime contractor in support of U.S. government contracts.
(12)	Purchase Orders awarded February 28, 2022 to a commercial customer in support of optical assemblies.
(13)	Purchase Orders awarded April 19, 2022 to a commercial customer in support of optical assemblies.
(14)	Purchase Orders awarded June 28, 2022 from a U.S. defense contractor in support of laser filter units.
(15)	Purchase Orders awarded August 26, 2022 from a commercial customer in support of optical assemblies.
(16)	Purchase Orders awarded August 31, 2022 from a commercial customer in support of optical assemblies.
(17)	Purchase Orders awarded August 29, 2021 and modified with a significant quantity increase on September 28, 2022 by a U.S. prime contractor in support of U.S. government contracts.
(18)	Purchase Orders awarded September 16, 2022 by a U.S. prime contractor in support of U.S. government contracts.
(19)	Purchase Orders awarded October 27, 2022 to repair and refurbish night vision equipment for the Government of Israel which includes an option for an additional quantity up to 100%. The Contract is pending a firm delivery schedule pending receipt of customer furnished material and evaluation.
(20)	Contract awarded on November 2, 2022 for spare Light Interference Filters associated with various Night Vision Goggle systems. This is a five year Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of the contract. The award has a maximum order value of $7,500,000 with an expected average annual revenue over the following five year period of $1,000,000-$1,500,000.

Market Opportunity — U.S. Military

During the twelve months ended October 2, 2022, approximately 70% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2018 through 2022 and estimated spending through 2027. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. For fiscal year 2023, the total projected military spending is estimated at $767.6 billion, an overall increase of 3.6% over estimated 2022 spending. The chart below also depicts increased spending through 2027 of 10.9% from the current estimated fiscal year 2022 level, reflecting an average increase of 2.2% per year. Military procurement spending, a subset of total military spending, depicts an overall increase of $3.6 billion, or 2.7%, in fiscal year 2023 as compared to the estimated spending in fiscal year 2022.

As of December 7, 2022, the National Defense Authorization Act for Fiscal Year 2023 (2023 NDAA) has not yet been passed by Congress but had cleared negotiations through the U.S. House and Senate with an expected $45 billion increase over the original funding request. The Chart below depicts the original estimated funding levels from the U.S. Department of Defense based on the FY2023 budget request.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2023, Table 3.2 Outlays by function and sub function, 1962-2027.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2023 for major ground system programs. The last five years have experienced a significant reduction in spending for U.S ground system military programs, which has a direct impact on the Optex Systems Richardson segment revenue. The total fiscal year 2023 budget request for major ground system programs decreased by 15.4% from the fiscal year 2022 levels and by 37.0% from the fiscal year 2019 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

($ in Millions)	FY2019	FY2020	FY2021	FY2022	FY2023B
Joint Light Tactical Vehicle	$1,901.8	$1,716.5	$1,408.3	$1,048.5	$1,058.8
ARMY
Abrams Tank Modification/Upgrade	2,646.0	2,186.0	1,404.2	1,261.2	717.6
Armored Multi-Purpose Vehicle	787.8	525.2	132.1	118.9	380.7
Paladin Integrated Management	561.6	744.5	681.4	838.0	629.7
Family of Medium Tactical Vehicles	127.2	141.4	211.2	77.2	97.4
Family Of Heavy Tactical Vehicles	324.1	50.8	28.8	201.7	147.0
Next Generation Squad Weapon	-	86.2	125.3	176.4	287.8
Ground Mobility Vehicle	44.0	-	-	-	-
Stryker	661.5	953.2	1,186.3	1,113.8	742.4
USMC
Amphibious Combat Vehicle	230.8	349.3	478.1	594.4	531.2
Total Ground Systems Vehicles (millions)	$7,284.8	$6,753.1	$5,655.7	$5,430.1	$4,592.6

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2023 Budget Request”, April 2022 and “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2022 Budget Request”, May 2021.

The 2023 Department of Defense Budget indicates an overall decrease in ground system vehicle program spending in the fiscal year 2022 and the 2023 appropriation budget years. There is generally a six to eighteen-month delay between U.S. defense budget requests and program delivery orders related to our products from government agencies and our prime defense customers. In addition, DoD budget requests are often changed throughout the congressional NDAA Budgeting and Budget appropriations process. The DoD budget requests exclude any foreign military sales as they are funded separately from the annual NDAA budgets. We are carefully watching the projected trends in both DoD military spending and FMS as defense allocation priorities change, as well as challenges which are presented from the current pandemic, global recession, and changes in political climate to ascertain any potential impact to the company’s future revenue.

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

We were successful with the Israeli Ministry of Defense (IMOD) in refurbishing a small quantity of their Night Vision Rifle Scopes. Given this success, the IMOD subsequently awarded us a $3.4 million follow on contract to continue this activity. If we successfully execute this contract, we would expect another contract award of similar size and duration.

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

●	Big Eye Binoculars — While the military application we produce is based on mature military designs, we own all castings, tooling and glass technology. These large fixed mount binoculars could be sold to cruise ships, personal yachts and cities/municipalities. The binoculars are also applicable to fixed, land-based outposts for private commercial security as well as border patrols and regional law enforcement.

●	Thin Film Coatings — The acquisition of the Applied Optics Center (AOC) also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

●	Optical Assemblies – Through the Applied Optics Center, we are utilizing our experience in military sighting systems to pursue commercial opportunities associated with products that incorporate multi-lens optical cell assemblies, bonded optical elements and mechanical assemblies. There are a wide variety of products in the medical, machine vision, automotive and outdoor recreation fields that can benefit from our capabilities. Support to domestic customers for these type products has driven significant increases in Applied Optics Segment sales during the last five years.

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Elbit Systems, BAE, Sig Sauer, and ADS Inc.), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and also as a commercial optical assembly supplier (Nightforce Optics, Cabela’s, Amazon). During the twelve months ended October 2, 2022, we derived approximately 80% of our gross business revenue from five major customers: U.S. government agencies (14%), three major defense contractors (22%, 15%, and 7%), and one commercial customer (22%). We have approximately 111 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the same product. Three combat vehicles have a long history of service in the U.S. Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Under current Army modernization plans, the Army envisions all three vehicles in service with Active and National Guard forces beyond FY2028. Optex Systems provides periscopes and optical sighting systems in support of all three vehicle platforms. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements; however, as illustrated above, spending on modifications and upgrades of the Abrams tank by the U.S. military has significantly decreased in the past five years and we expect this trend to continue. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq, and since 2007, Australia. On average, there has been a new improvement package every seven years. The Army is currently upgrading the Abrams with a System Enhancement Package Version 3 (SEPv3), with additional upgrades in development. Additionally, the US Army has announced contracts to produce 742 Stryker DVH vehicles, redesigned (dual v-hulled vehicles) to be more resistant to land mines, as retrofits and as new production vehicles. The Abrams, Bradley and Striker vehicles are the only production tanks currently in production by the government. We believe that this, in conjunction with the 30-year life span, supports our expectation that they will continue to be used through 2040.

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

Sources and Availability of Raw Materials

Disclosure responsive to this item is incorporated herein by reference to “Risk Factors – Risks Related to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.”

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

On October 17, 2022, we filed for a new design patent, currently under review with the United States Patent and Trademark Office for an “Interchangeable Offset Image Prism” which provides a method for adapting a quick release prism with offset image.

On November 4, 2021 we were issued U.S. Patent No. 2021/0341746A1 titled “Selectable Offset Image Wedge” which is a mechanical wedge used to offset the image anywhere in the selectable range of circular travel within the defined offset field of view. This application is a continuation-in-part of U.S. Patent No. 10,324,298 and claims priority to U.S. Patent No. 10,324,298, issued on June 18, 2019.

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

In May 2012, we purchased a perpetual, non-exclusive license, with a single up-front license fee of $200,000 to use Patent 7,880,792 “Optical and Infrared Periscope with Display Monitor” (issued in 2011 and owned by Synergy International Optronics, LLC). We believe the purchase of the license agreement may allow us to extend and expand our market potential for the M113APC vehicle type which has the highest number of commonly used armored vehicles in the world. The current estimated active M113 APC worldwide inventory is over 80,000 units. This licensing of this patent allows us to develop additional products for this vehicle type, including the M17 Day/Thermal and M17 Day/Night periscopes. We are actively marketing the new periscopes internationally and completed our first international shipment utilizing this technology in March 2014. We continue to prototype these products and demonstrate them to potential customers.

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

Our competitors are often well entrenched, particularly in the defense markets. While we believe that the quality of our technologies and product offerings provides us with a competitive advantage over certain manufacturers, some of our competitors have substantially greater financial and other resources than we do to spend on the research and development of their technologies and for funding the construction and operation of commercial scale plants.

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

Employees and Human Capital

We had 84 full time equivalent employees as of October 2, 2022 and 88 employees as of December 1, 2022, which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

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

Corporate History

Optex Systems Holdings, Inc. is a Delaware corporation originally organized in Delaware as Sustut Exploration, Inc. in April 2006. Optex Systems, Inc. is a Delaware corporation organized in September 2008. In March 2009, Optex Systems, Inc. engaged in a reverse merger with Sustut Exploration, Inc., in connection with which the latter was renamed Optex Systems Holdings, Inc. and the former became a wholly-owned subsidiary of Optex Systems Holdings, Inc.

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

Economic and political events this year have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures linked to COVID-related supply chain disruptions. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

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

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and limited by available material supplies. Disruptions in our supply chain and transportation delays, combined with inflationary pressures and tight labor market conditions could impede our ability to meet customer requirements. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

Our historical operations depend on government contracts and subcontracts. We face risks related to contracting with the federal government, including federal budget issues and fixed price contracts.

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Even if our estimates are reasonable at the time made, prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed fixed contractual costs of our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary. As of October 2, 2022, there was $289 thousand in accrued loss provisions for loss contracts or cost overruns.

Approximately 77% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. We currently have only two employment agreements, with our Chief Executive Officer which currently expires on November 30, 2025, and our Chief Financial Officer which expires on December 31, 2023 with renewable terms each 18 months thereafter. We do not presently maintain “key man” insurance on any other key employees. We believe that experienced personnel will continue to be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.

We expect recent supply chain disruptions driven by the pandemic and Russia’s invasion of Ukraine and the related sanctions, combined with raw material shortages, labor shortages, transportation delays and inflationary pressures, to continue for the foreseeable future. These conditions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We are experiencing market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities. In addition, we have experienced supplier schedule delays for other key components which are driven by supplier labor and material shortages. In several cases, spotty supply and material shortages have resulted in stocking higher inventory “safety stock” levels to ensure adequate lead time to replenish critical supplies.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding on a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would seek to find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then generally be re-negotiated (e.g., specifications, delivery, price. As of December 1, 2022, approximately 1% of our material requirements are single-sourced across 7 suppliers representing approximately 12% of our active supplier order value. Single-sourced component requirements span across all of our major product lines.

We consider it a material financial or schedule risk if we believe it will take us at least three months to identify and qualify a suitable replacement for specialized single source suppliers. In the table below, we identify those specialized single source suppliers with respect to which we face such a material risk and the product lines supported by those materials utilized by us as of December 1, 2022.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Die-cast housings	All die cast tooling is consolidated at this supplier. It would take approximately six months to move tooling and re-qualify a new supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Steel castings	Alternative supplier source would take six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Vision Blocks	MIL Spec welded housings for vision blocks	Would take approximately 8-10 months to re-qualify a new supplier source.	Currently working with current vendor to keep supply of these parts

Vision Blocks	Large/Small/Customs Blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

MRS	AL Castings for Housing	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently, ordering for a single source, new casting tool and FAT will be required to qualify a new source

Short/Long Drivers	Mirrors	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

Big Eye	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier source	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

We may face risks as a result of the COVID-19 pandemic.

We may be at risk as a result of the continuing COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop and implement effective treatments and achieve acceptable vaccination rates in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

The pandemic has caused several program delays throughout the defense supply chain as a result of plant shutdowns, employee illnesses, travel restrictions, remote work arrangements and similar supplier issues.

The sweeping and evolving nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term by the COVID-19 outbreak, variants of COVID-19, and any virus that spreads in a similar fashion. A repeat of the cascading effects of the COVID-19 pandemic could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, and impact our liquidity position, possibly significantly. The extent and duration of any such impacts on our business, financial condition, and results of operations cannot be predicted.

We derive almost all of our revenue from a small number of customers and the loss of any of these customers could have a material adverse effect on our revenues.

For the year ended October 2, 2022, the Company’s consolidated revenues were derived from U.S. government agencies (14%), three U.S. defense contractors (22%, 15%, and 7%), one major commercial customer (22%) and all other customers (20%). Approximately 93% of total Company revenue is generated from domestic customers and 7% is derived from foreign customers, primarily Canada. In particular, a decision by one of our major defense contract customers, U.S. government agencies, or major commercial customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 80% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 111 discrete contracts with major defense contractors and the U.S. Government (primarily Defense Logistics Agencies (DLA)), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We only possess six patents and rely primarily on trade secrets to protect our intellectual property.

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

We may need to raise additional capital in the future to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future equity or debt financings may be difficult to obtain. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

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

Although we have recently applied to list our common stock on the NASDAQ Capital Market, there can be no assurances that the application will be granted and no assurances on the timing of any uplisting. Until such time, if any, as our stock is listed on the NASDAQ Capital Market, it will continue to be quoted on OTCQB under the trading symbol “OPXS”. Trading in our common stock has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange.

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

Item 2. Properties

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

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

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

On December 16, 2022, the closing price for our common stock as reported on the OTCQB was $3.07 per share.

On December 7, 2022, the Company submitted an application to list its common stock on the NASDAQ Capital Market. There are no assurances (1) that the Company will continue to meet the initial listing criteria throughout the pendency of the application (including with respect to its share price), (2) that NASDAQ will approve the application or (3) relating to the timing of any such approval. If and when listed on NASDAQ, there are no assurances that the Company will continue to meet NASDAQ’s continued listing requirements.

Securities outstanding and holders of record

On December 16, 2022, there were approximately 80 shareholders of record for our common stock and 6,716,638 shares of our common stock issued and outstanding.

Dividends

We have in the past paid dividends but we have no plans to do so in the foreseeable future.

Unregistered Sales of Equity Securities

On January 4, 2022, the Company issued 23,216 common shares to an officer and a key employee in settlement of 33,000 restricted stock units which vested on such date. The issuance was made pursuant to the exemption from registration afforded by Rule 506(b) under the Securities Act as an issuance to an accredited investors.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its common shares during the three months ended October 2, 2022.

Period	Total number of shares purchased	Total purchase cost (thousands)	Average price paid per share (with transaction fees)	Maximum dollar value that may yet be purchased under the plan
July 4, 2022 through July 25, 2022(1)	610	$1	$2.10	$564
July 26, 2022 through August 28, 2022(1)	1,930	4	2.09	560
August 29, 2022 to October 2, 2022(2)	1,603,773	4,361	2.72	560

(1)

On September 22, 2021 the Company announced authorization for a $1 million stock repurchase program. As of October 2, 2022, there were zero shares held in treasury purchased under the September 2021 stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

(2)	Common shares repurchased pursuant to the tender offer that closed on September 15, 2022. Total tendered shares of 1,603,773 at $2.65, or $4.25 million, plus transaction costs of $111 thousand. The repurchased shares were immediately cancelled.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this Annual Report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, October 2, 2022, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 2, 2022, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

All references in the following section to 2021 or 2022 with respect to our financial position and results of operations are to our fiscal years ended October 3, 2021 or October 2, 2022, respectively.

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

Recent Developments and Material Trends

Refer to “Item 1. Business – Market Opportunity: U.S. Military” for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S ground system military programs, which has a direct impact on the Optex Systems Richardson segment revenue, all of which is incorporated herein by reference.

Refer to “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of recent supply chain disruptions, which have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities.

We have experienced significant material shortages during the three months ended October 2, 2022 and extending into the first three months of fiscal year 2023 from two significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first quarter of fiscal year 2023 to date have negatively impacted our production levels and have pushed the expected delivery dates into the second and third quarters of fiscal year 2023. We are aggressively seeking alternative sources for these components as well as increasing employee recruitment initiatives and overtime to mitigate any continuing risks to the periscope line. In addition, one of our major customers for the Applied Optics Center has requested a significant schedule delay pushing their laser filter unit delivery schedules from the first half into the second half of fiscal year 2023.

We expect the combination of these issues to negatively impact our revenue during the first three months of fiscal year 2023. Our first quarter revenue projection is expected to be approximately 8-9% below the 2022 first quarter level.

In November 2022, we increased our line of credit to $2.0 million from $1.125 million to facilitate our working capital requirements due to the delays and increased backlog. We anticipate revenue and working capital in the second half of fiscal year 2023 to increase significantly from the first six months with a full recovery expected by fiscal year end 2023. Based on our current backlog, we anticipate an overall increase for fiscal year 2023 revenues as compared to the 2022 levels.

Refer to “Item 1. Business – Recent Events” of this report for recent material events affecting the Company.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant (to which we refer below as the Optex Systems segment or Optex Systems), and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014 (to which we refer below as the Applied Optics Center segment or Applied Optics Center), are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended October 2, 2022 and October 3, 2021 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selective Financial Info

(Thousands)

	Twelve months ended
	October 2, 2022				October 3, 2021
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$9,533	$12,850	$-	$22,383	$11,827	$6,395	$-	$18,222
Intersegment Revenues	-	879	(879)	-	-	1,056	(1,056)	-
Total Segment Revenue	9,533	13,729	(879)	22,383	11,827	7,451	(1,056)	18,222

Total Cost of Sales	8,441	9,924	(879)	17,486	9,934	6,824	(1,056)	15,702

Gross Margin	1,092	3,805	-	4,897	1,893	627	-	2,520
Gross Margin %	11.5%	27.7%	-	21.9%	16.0%	8.4%	-	13.8%

General and Administrative Expense	2,613	475	162	3,250	2,319	467	228	3,014
Segment Allocated G&A Expense	(1,141)	1,141	-	-	(677)	677	-	-
Net General & Administrative Expense	1,472	1,616	162	3,250	1,642	1,144	228	3,014

Operating Income (Loss)	(380)	2,189	(162)	1,647	251	(517)	(228)	(494)
Operating Income (Loss) %	(4.0)%	15.9%	-	7.4%	2.1%	(6.9%)	-	(2.7)%

Gain (Loss) on Change in Fair Value of Warrants	-	-	-	-	-	-	2,535	2,535)
Interest Expense	-	-	-	-	-	-	(11)	(11)

Income (Loss) before taxes	$(380)	2,189	(162)	1,647	$251	$(517)	$2,296	$2,030
Income (loss) before taxes %	(4.0)%	15.9%	-	7.4%	2.1%	(6.9%)	-	11.1%

Our total external sales revenues increased by $4.2 million in the fiscal year 2022, or 23.1% compared to the 2021 fiscal year. The Optex Systems segment realized a $2.3 million decrease and the Applied Optics Center segment realized an increase of $6.5 million in external revenue compared to the prior year period. Intersegment revenues decreased by $0.2 million to $0.9 million in 2022 from $1.1 million in 2021. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross margin increased $2.4 million and the gross margin percentage increased by 8.1 points from 13.8% in the 2021 fiscal year to 21.9% in the 2022 fiscal year. The Optex Systems gross margin decreased by $0.8 million and the gross margin percentage decreased to 11.5% as compared to 16.0% in the prior year period on lower revenue. The Applied Optics Center gross margin increased by $3.2 million and the gross margin percentage increased by 19.3 points to 27.7% as compared to the prior year period of 8.4%. The increase in the consolidated gross margin is primarily attributable to a significant shift in revenue from the Optex-Richardson segment to higher margin products in the Applied Optics segment combined with higher absorption of the Applied Optics segment fixed overhead cost base associated with higher production levels.

During the years ended 2022 and 2021, Applied Optics Center absorbed $1.1 million and $0.7 million of fixed general and administrative costs incurred by Optex Systems for support services. The increase in allocated general and administrative expenses during the 2022 year is directly attributable to the shift in revenue volume between segments. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Operating income increased by $2.1 million in the year ended October 2, 2022 to an income of $1.6 million as compared to the prior year operating loss of $(0.5) million. The increase in operating income is primarily attributable to increased revenue and gross margin at the Applied Optics Center segment.

Income before taxes decreased $0.4 million, to $1.6 million in the 2022 fiscal year from a prior year income before taxes of $2.0 million. The decrease in income before taxes year over year is primarily due to the expiration of the warrants in 2021 which generated a gain on change in fair valuation of warrants of $2.5 million in the prior year and which is partially offset by the higher operating profit in 2022.

Backlog

During the twelve months ended October 2, 2022, the Company booked $28.0 million in new orders, representing a 4.1% decrease from the prior year period orders of $29.2 million. The orders for the most recently completed twelve months consist of $13.5 million for our Optex Richardson segment and $14.5 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the twelve months ending October 2, 2022 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Twelve months ended October 2, 2022	Twelve months ended October 3, 2021	Variance	% Chg
Periscopes	$9.2	$7.6	$1.6	21.1%
Sighting Systems	0.7	1.2	(0.5)	(41.7)%
Howitzer	-	-	-	-%
Other	3.6	0.8	2.8	350.0%
Optex Systems – Richardson	13.5	9.6	3.9	40.6%
Optical Assemblies	6.7	6.1	0.6	9.8%
Laser Filters	4.7	11.9	(7.2)	(60.5)%
Day Windows	1.9	0.7	1.2	171.4%
Other	1.2	0.9	0.3	33.3%
Applied Optics Center – Dallas	14.5	19.6	(5.1)	(26.0)%
Total Customer Orders	$28.0	$29.2	$(1.2)	(4.1)%

The primary reason for the decline in orders in 2022 as compared to 2021 relates to the $8.4 million order awarded in August 2021 for laser filters which was deliverable over twenty-four months. We anticipate future awards against this program as we near completion of the current contract. In addition, in 2021 we received a $0.4 million award for sighting systems which are deliverable in 2023.

The Optex Systems Richardson segment currently has seven open US Government IDIQ type military contracts for periscopes with unspent funding which covers government base year and option year requirement periods into 2025. We anticipate additional orders throughout the next three years for these contracts.

Optex Systems Holdings continues to pursue new international and commercial opportunities in addition to maintaining its current footprint with U.S. military vehicle manufacturers, with existing as well as new product lines. We are also reviewing potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing capacity. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Backlog as of October 2, 2022 was $32.9 million as compared to a backlog of $27.3 million as of October 3, 2021, representing an increase of 20.5%. The following table depicts the current expected delivery by quarter of all contracts awarded as of October 2, 2022.

(Millions)

Product Line	Q1 2023	Q2 2023	Q3 2023	Q4 2023	2023 Delivery	2024+ Delivery	Total Backlog 10/2/2022	Total Backlog 10/3/2021	Variance	% Chg
Periscopes	$1.4	$2.6	$1.9	$0.1	$6.0	$1.6	$7.6	$5.6	$2.0	35.7%
Sighting Systems	0.2	0.6	0.1	0.1	1.0	0.7	1.7	1.7	-	-%
Howitzer	-	-	0.1	0.3	0.4	1.9	2.3	2.3	-	-%
Other	0.1	0.9	0.3	0.9	2.2	1.2	3.4	1.4	2.0	142.9%
Optex Systems – Richardson	1.7	4.1	2.4	1.4	9.6	5.4	15.0	11.0	4.0	36.4%
Optical Assemblies	1.3	2.1	1.3	1.0	5.7	1.1	6.8	5.0	1.8	36.0
Laser Filters	0.4	1.2	2.4	1.4	5.4	3.3	8.7	9.9	(1.2)	(12.1)
Day Windows	0.2	0.1	0.2	0.1	0.6	1.4	2.0	1.1	0.9	81.8
Other	0.3	-	-	-	0.3	0.1	0.4	0.3	0.1	33.3
Applied Optics Center – Dallas	2.2	3.4	3.9	2.5	12.0	5.9	17.9	16.3	1.6	9.8%
Total Backlog	$3.9	$7.5	$6.3	$3.9	$21.6	$11.3	$32.9	$27.3	$5.6	20.5%

Optex Systems - Richardson

During the twelve months ended October 2, 2022, backlog for our Optex Richardson segment increased by 36.4%, or 4.0 million to $15.0 million, as compared to the prior year ending backlog of $11.0 million.

Backlog for our periscope product line has increased 35.7% or $2.0 million to $7.6 million, from our 2021 fiscal year end level of $5.6 million.

Sighting Systems and Howitzer product line backlog remained flat during the twelve months ended October 2, 2022 as compared to the prior year end backlog at $1.7 million and $2.3 million, respectively. The Howitzer contract awarded in July 2020 continues to experience customer driven delays related to customer furnished materials. We expect to complete the first article testing during the third fiscal quarter and to begin production deliveries during the fourth fiscal quarter of 2023.

Our backlog in other product groups increased by $2.0 million or 142.9% from $1.4 million in 2021 to $3.4 million in 2022 on new orders booked during the twelve months ended October 2, 2022, primarily for muzzle reference systems for a major U.S. defense contractor.

Applied Optics Center – Dallas

The Applied Optics Center backlog increased by $1.6 million, or 9.8%, for the year ended October 2, 2022, from $16.3 million in 2021 to $17.9 million in 2022.

Backlog for our optical assemblies increased by $1.8 million, or 36.0%, as compared to the prior year on new orders from one of our commercial customers.

Laser filter backlog decreased by $1.2 million, or 12.1%, during the year due to shipments against our long term laser filter unit contract.

Day window backlog increased by $0.9 million during the period as compared to the prior year on new orders from a major U.S. defense contractor.

Other backlog increased by $0.1 million, or 33.3% for the year ended October 2, 2022, on new orders booked during the period for specialty coatings.

Twelve month period ended October 2, 2022 compared to the twelve month period ended October 3, 2021

Revenues

The table below details the revenue changes by segment and product line for the year ended October 2, 2022 as compared to the year ended October 3, 2021.

Twelve months ended

(Millions)

Product Line	October 2, 2022	October 3, 2021	Variance	% Chg
Periscopes	$7.2	$7.2	$-	-
Sighting Systems	0.8	2.3	(1.5)	(65.2)
Howitzers	-	0.2	(0.2)	(100.0)
Other	1.5	2.1	(0.6)	(28.6)
Optex Systems – Richardson	9.5	11.8	(2.3)	(19.5)
Optical Assemblies	4.9	1.9	3.0	157.9
Laser Filters	5.9	3.0	2.9	96.7
Day Windows	1.0	1.0	-	-
Other	1.1	0.5	0.6	120.0
Applied Optics Center – Dallas	12.9	6.4	6.5	101.6
Total Revenue	$22.4	$18.2	$4.2	23.1

Our total revenues increased by $4.2 million, or 23.1% in fiscal year 2022 compared to fiscal year 2021. The Optex Systems Richardson segment realized a $2.3 million, or 19.5%, decrease in revenue and the Applied Optics Center segment realized an increase of $6.5 million, or 101.6%, in revenue compared to the prior year period.

Optex Systems - Richardson

Revenues on our periscope line remained flat at $7.2 million during the twelve months ended October 2, 2022 and October 3, 2021.

Revenues on sighting systems decreased by $1.5 million, or 65.2% from the prior year period due to completion of the Commander Weapon Sighting Systems in the prior year with no follow-on order for the current year period, combined with lower revenue on the DDAN and OWSS repair units during the current year as compared to the prior year. Lower revenue during the year is attributable to reductions in US spending for military ground systems.

Revenue on Howitzers decreased by $0.2 million, to zero, compared to revenues of $0.2 million in the prior fiscal year due to customer driven delays against our Aiming Circle XM10 optical assemblies contract awarded in 2020.

Optex Systems-Richardson revenue on other product lines decreased by $0.6 million, or 28.6%, compared to revenues in the prior year due to lower contract demand on MRS collimators and cell assemblies attributable to reductions in US spending for military ground systems.

Applied Optics Center - Dallas

Revenue on optical assemblies increased by $3.0 million, or 157.9%, during the twelve months ended October 2, 2022 as compared to the prior twelve-month period on significantly higher demand on several rifle scope assemblies from one of our major commercial customers.

Laser filter revenue increased by $2.9 million, or 96.7%, during the twelve months ended October 2, 2022 as compared to the prior twelve-month period on significantly higher demand for laser filter units from multiple defense contract customers.

Revenues on our day windows remained flat at $1.0 million during the twelve months ended October 2, 2022 and October 3, 2021 as we continue to ship against our existing contracts.

Applied Optics Center revenue for other product lines increased by $0.6 million, or 120.0%, during the twelve months ended October 2, 2022 as compared to the prior twelve-month period on increased revenue for unity mirrors and specialty coatings.

Gross Margin. The gross margin for the year ended October 2, 2022 was 21.9% of revenue as compared to a gross margin of 13.8% of revenue for the year ended October 3, 2021. Cost of sales increased by $1.8 million to $17.5 million for 2022 compared to $15.7 million for 2022. The gross margin increased by $2.4 million to $4.9 million in 2022 as compared to $2.5 million in 2021. The increase is primarily due to higher revenue and shifts between segments and product lines combined with higher fixed cost absorption at the Applied Optics Center segment related to increased production volume.

G&A Expenses. For the years ended October 2, 2022 and October 3, 2021, we recorded operating expenses of $3.3 million and $3.0 million, respectively. General and administrative cost increases of $0.3 million, or 10%, during fiscal year 2022 are primarily attributable to increased labor and expenses based on labor, increased office expenses and higher selling expenses as compared to the prior year.

Operating Income. For the year ended October 2, 2022, we recorded an operating income of $1.6 million as compared to operating loss of $(0.5) million during the year ended October 3, 2021. The $2.1 million increase in operating income in the current year over the prior year is primarily due to higher revenue and gross margin, partially offset by increased general and administrative expenses.

Net income applicable to common shareholders. During the year ended October 2, 2022, we recorded net income applicable to common shareholders of $1.3 million as compared to net income applicable to common shareholders of $1.5 million during the year ended October 3, 2021. The decrease of net income of $0.2 million is primarily attributable to the elimination of the warrants which expired in 2021 and resulted in a $2.5 million gain during the prior year twelve-month period, and a change in tax expenses of $0.5 million as compared to 2021. The change in income due to the warrants and taxes is partially offset by higher revenue and operating income of $2.1 million in the current year as compared to the prior year period and elimination of the deemed dividends of $0.7 million associated with the warrants which expired in 2021.

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

The table below summarizes our twelve-month operating results for the periods ended October 2, 2022 and October 3, 2021, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure.

	(Thousands) Twelve months ended
	October 2, 2022	October 3, 2021

Net Income — GAAP	$1,283	$2,131
Add:
Gain on Change in Fair Value of Warrants	-	(2,535)
Federal Income Tax Expense (Benefit)	364	(101)
Depreciation	307	263
Stock Compensation	162	228
Interest Expense	-	11
Adjusted EBITDA - Non GAAP	$2,116	$(3)

Our Adjusted EBITDA increased by $2.1 million to $2.1 million during the twelve months ended October 2, 2022 as compared to $0.0 million during the twelve months ended October 3, 2021. The increase in EBITDA is primarily driven by increased revenue and operating profit during the current year as compared to the prior year twelve-month period. Operating segment performance is discussed in greater detail throughout the previous sections.

Liquidity and Capital Resources

As of October 2, 2022, Optex Systems Holdings had working capital of $10.0 million, as compared to $12.9 million as of October 3, 2021. During the twelve months ended October 2, 2022, we generated operating cash flow of $2.0 million and spent ($4.7) million for the purchase of shares against our stock repurchase plan and common stock tender offer and ($0.25) million on acquisitions of property and equipment.

Backlog as of October 2, 2022 was $32.9 million as compared to a backlog of $27.3 million as of October 3, 3021, representing an increase of 20.5%.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At October 2, 2022, the Company had approximately $0.9 million in cash and an outstanding payable balance of zero against its then $1.125 million line of credit (which has since been increased to $2.0 million). As of October 2, 2022, our outstanding accounts receivable was $2.9 million. We expect the accounts to be collected during the first quarter of fiscal 2023.

Recently experienced supplier delays, labor shortages, and customer schedule changes are expected to negatively impact our revenue during the first three months of fiscal year 2023. In November 2022, we increased our line of credit to $2.0 million from $1.125 million, to facilitate our working capital requirements due to the delays and increased backlog. We anticipate revenues, and working capital, in the second half of fiscal year 2023 to increase significantly from the first six months with a full recovery expected by fiscal year end 2023.

In the short term, the Company plans to utilize its current cash, open line of credit and operating cash flow to fund inventory purchases in support of the backlog growth and higher anticipated revenue during the next twelve months. Short term cash in excess of our working capital needs may be also be used to fund the purchase of property and equipment required to maintain or meet our growing backlog in addition to repurchasing common stock against our current stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company or product line acquisitions, or additional stock purchases as attractive opportunities present themselves.

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

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (collectively with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023.

The Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “Line of Credit Note”) to the Lender in connection with an increase of the Borrowers’ revolving line of credit facility under the Loan Agreement from $1.125 million to $2.0 million. The maturity date remains April 15, 2023. Obligations outstanding under the credit facility will accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

The Line of Credit Note and Loan Agreement contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The credit facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the credit facility are subject to acceleration upon the occurrence of an event of default as defined in the Line of Credit Note and Loan Agreement.

We intend to renew or replace the line of credit facility. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

On September 15, 2022, the Company’s “modified Dutch auction” tender offer expired. In accordance with the terms and conditions of the tender offer, the Company accepted for purchase 1,603,773 shares of common stock at a price of $2.65 per share, for an aggregate cost of approximately $4.25 million, excluding fees and expenses relating to the tender offer. These shares represented approximately 19.3% of its shares of common stock outstanding as of September 15, 2022. Because the tender offer was oversubscribed, the Company accepted for payment only a pro-rated portion of the shares of common stock properly tendered by each tendering stockholder (other than “odd lot” holders whose shares were purchased on a priority basis).

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. During the twelve months ended October 2, 2022, the Company purchased 190,954 common shares under the September 2021 stock repurchase plan at a cost of $371 thousand. As of October 2, 2022, there were zero shares held in treasury. As of October 2, 2022, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program.

During the twelve months ended October 2, 2022 the Company declared and paid no dividends. As of October 2, 2022, there are no outstanding declared and unpaid dividends.

Critical Accounting Estimates

A critical accounting estimate is an estimate that:

●	is made in accordance with generally accepted accounting principles,

●	involves a significant level of estimation uncertainty, and

●	has had or is reasonably likely to have a material impact on the company’s financial condition or results of operation.

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in Note 2 “Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” of this report.

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of October 2, 2022, the Company had accrued warranty costs of $169 thousand, as compared to $78 thousand as of October 3, 2021. The primary reason for the $91 thousand increase in reserve balances relates to higher revenue on warrantied product being sold during the twelve months ended October 2, 2022, combined with an increase in customer returned backlog pending repair or replacement to our customer as compared to the warranty backlog as of October 3, 2021.

As of October 2, 2022 and October 3, 2021, we had $289 thousand, and $51 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the twelve months ended October 2, 2022, there accrued contract losses increased by $238 thousand on new awards against the active IDIQ contracts. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts. We continue to monitor these contracts throughout the year for any significant changes in addition to seeking potential cost saving strategies to mitigate risk.

As of October 2, 2022 and October 3, 2021, Optex Systems Inc. had a net carrying value of $0.9 million and $1.3 million, respectively in deferred tax assets. Net deferred tax assets as October 2 2022 and October 3, 2021 consisted of deferred tax assets of $ 1.8 million and $2.1 million, and valuation reserves of $0.9 million and $0.8 million, respectively. During the twelve-month period ended October 2, 2022, we collected $0.3 million in tax refunds related to the prior year net operating loss carryback in deferred tax assets. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are detailed under Note 3 of Item 8 “Financial Statements and Supplementary Data” of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”) as of October 2, 2022 and October 3, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2022 and October 3, 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Taxes

Critical Audit Matter Description

As described in notes 2 and 13 to the consolidated financial statements, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. When assessing the recoverability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, and results of recent operations. Management has determined that a portion of the deferred tax assets may not be realized and has established a valuation allowance against the deferred tax asset balance. For the year ended October 2, 2022, the Company has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.8 million and a deferred tax asset valuation allowance of $0.9 million against those assets.

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

Fort Worth, Texas

December 19, 2022

PCAOB ID: 726

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)
	October 2, 2022	October 3, 2021

ASSETS

Cash and Cash Equivalents	$934	$3,900
Accounts Receivable, Net	2,908	3,183
Inventory, Net	9,212	7,583
Prepaid Expenses	328	262

Current Assets	13,382	14,928

Property and Equipment, Net	968	1,017

Other Assets
Deferred Tax Asset	942	1,288
Right-of-use Asset	3,222	3,599
Security Deposits	23	23

Other Assets	4,187	4,910

Total Assets	$18,537	$20,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$706	$551
Operating Lease Liability	604	528
Federal Income Taxes Payable	331	-
Accrued Expenses	958	800
Accrued Warranty Costs	169	78
Contract Loss Reserves	289	51
Customer Advance Deposits	311	-

Current Liabilities	3,368	2,008

Other Liabilities
Operating Lease Liability, net of current portion	2,761	3,133

Other Liabilities	2,761	3,133

Total Liabilities	6,129	5,141

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,716,638 and 8,523,704 shares issued, and 6,716,638 and 8,488,149 shares outstanding, respectively)	7	9
Treasury Stock (at cost, zero and 35,555 shares held, respectively)		(69)
Additional Paid in capital	21,096	25,752
Accumulated Deficit	(8,695)	(9,978)

Stockholders’ Equity	12,408	15,714

Total Liabilities and Stockholders’ Equity	$18,537	$20,855

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Income

	(Thousands, except share and per share data)
	Twelve months ended
	October 2, 2022	October 3, 2021

Revenue	$22,383	$18,222

Cost of Sales	17,486	15,702

Gross Margin	4,897	2,520

General and Administrative Expense	3,250	3,014

Operating Income (Loss)	1,647	(494)

Gain on change in fair value of warrants	-	2,535
Interest Expense	-	(11)
Other Income (Expense)	-	2,524

Income Before Taxes	1,647	2,030

Income Tax Expense (Benefit), net	364	(101)

Net Income	$1,283	$2,131
Deemed dividends on participating securities	-	(660)
Net income applicable to common shareholders	$1,283	$1,471
Basic income per share	$0.16	$0.18

Weighted Average Common Shares Outstanding - basic	8,128,024	8,241,021

Diluted income per share	$0.16	$0.18

Weighted Average Common Shares Outstanding - diluted	8,219,069	8,323,809

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	October 2, 2022	October 3, 2021

Cash Flows from Operating Activities:
Net Income	$1,283	$2,131
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation	307	263
Gain on Change in Fair Value of Warrants	-	(2,535)
Stock Compensation Expense	162	228
Change in Deferred Tax Asset	346	(60)
Accounts Receivable	254	(230)
Bad Debt Expense	21	-
Inventory	(1,629)	1,208
Prepaid Expenses	(66)	(33)
Leases	80	24
Accounts Payable and Accrued Expenses	313	(561)
Federal Income Taxes Payable	331	-
Accrued Warranty Costs	91	(4)
Customer Advance Deposits	311	(1)
Increase In Accrued Estimated Loss On Contracts	238	51
Total Adjustments	759	(1,650)
Net Cash provided by Operating Activities	2,042	481

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(257)	(274)
Net Cash used in Investing Activities	(257)	(274)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(19)	(44)
Payments to Credit Facility	-	(377)
Proceeds from Warrant Exercise	-	283
Common Stock Repurchases	(4,732)	(869)

Net Cash used in Financing Activities	(4,751)	(1,007)

Net Decrease in Cash and Cash Equivalents	(2,966)	(800)
Cash and Cash Equivalents at Beginning of Year	3,900	4,700
Cash and Cash Equivalents at End of Year	$934	$3,900

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$51	$3,688
Operating Lease Liabilities	(51)	(3,688)
Treasury stock retired	4,801	1,000

Cash Transactions:
Cash (Refund) Paid for Taxes	(312)	48
Cash Paid for Interest	-	11

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

	(Thousands, except share data)
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity

Balance at September 27, 2020	8,795,869	105,733	9	(200)	$26,276	$(12,109)	$13,976
Stock Compensation Expense	-	-	-	-	228	-	228
Vested restricted stock units issued net of tax withholding	58,392	-	-	-	(44)	-	(44)
Common Stock Repurchase (1)	-	449,088	-	(869)	-	-	(869)
Exercise of Warrants(2)	188,809	-	-	-	292	-	292
Common Stock Purchase and Cancellation	(100)	-	-	-	-	-	-
Cancellation of Treasury Shares(1)	(519,266)	(519,266)	-	1,000	(1,000)	-	-
Net income	-	-	-	-	-	2,131	2,131

Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714

Stock Compensation Expense	-	-	-	-	162	-	162
Vested restricted stock units issued net of tax withholding	23,216	-	-	-	(19)	-	(19)
Common Stock Repurchase (1)	-	190,954	-	(371)	-	-	(371)
Cancellation of Treasury Shares (1)	(226,509)	(226,509)	-	440	(440)	-	-
Tender Offer Stock Repurchase and Cancellation(3)	(1,603,773)	-	(2)	-	(4,359)	-	(4,361)
Net income	-	-	-	-	-	1,283	1,283

Balance at October 2, 2022	6,716,638	-	$7	$-	$21,096	$(8,695)	$12,408

(1)	Common shares repurchased in the open market during the twelve months ended October 3, 2021 and October 2, 2022. Shares were held in treasury using the cost method. As of October 3, 2021, there were 35,555 shares held in treasury at a cost of $69 thousand. As of October 2, 2022, all of the treasury shares have been cancelled.

(2)	Exercise of warrants for common shares at $1.50 for gross proceeds of $283 thousand and a fair market value of $9 thousand as of the exercise dates.

(3)	Common shares repurchased pursuant to the tender offer that closed on September 15, 2022. Total tendered shares of 1,603,773 at $2.65, or $4.25 million, plus transaction costs of $111 thousand. Repurchased shares were immediately cancelled.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of October 2, 2022, the Company operated with 84 full-time equivalent employees.

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

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2022 ended on October 2, 2022 and included 52 weeks. Fiscal year 2021 ended on October 3, 2021 and included 53 weeks.

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

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $0.9 million in cash on deposit with our banks. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended October 2, 2022 are derived from sales to U.S. government agencies (14%), three U.S. defense contractors (22%, 15%, and 7%), one major commercial customer 22%) and all other customers (20%). The Company’s revenues for fiscal year ended October 3, 2021 are derived from sales to U.S. government agencies (28%), four major U.S. defense contractors (27%, 11%, 5%, and 5%), one major commercial customer (10%) and all other customers (14%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of October 2, 2022, and October 3, 2021, Optex Systems Holdings had an allowance for doubtful accounts of $5 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal. Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period as they are first deemed uncollectible. In the fiscal year 2022 we recognized $21 thousand in bad debt expenses associated with uncollectible accounts. In the fiscal year 2021 we recognized zero in bad debt expenses associated with uncollectible accounts.

As of October 2, 2022, 89% of the accounts receivable balance was comprised of eight customers: the U.S. government, 10%, five major defense contractors, 14%, 12%, 9%, 8% and 7%, a commercial customer, 19%, and a foreign military customer, 10%. As of October 3, 2021, 87% of the accounts receivable balance was comprised of six customers: the U.S. government, 34%, three major defense contractors, 13%, 10% and 7%, and a commercial customer, 16%, and a foreign military customer, 7%.

Inventory: Inventory is recorded at the lower of cost or net realizable value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of October 2, 2022, and October 3, 2021 inventory included:

	(Thousands)
	As of October 2, 2022	As of October 3, 2021
Raw Materials	$6,953	$4,926
Work in Process	2,722	2,664
Finished Goods	348	629
Gross Inventory	10,023	8,219
Less: Inventory Reserves	(811)	(636)
Net Inventory	$9,212	$7,583

In the twelve months ended October 2, 2022 Optex Systems recorded $175 thousand of obsolete and excess inventory reserves. Net Inventory increased by $1.6 million in support of increased customer backlog and higher revenue.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12-month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of October 2, 2022 and October 3, 2021, the existing warranty reserve balances of $169 thousand and $78 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended October 2, 2022 and October 3, 2021.

	Years ended
	2022	2021
Beginning balance	$78	$83

Incurred costs for warranties satisfied during the period	(4)	(80)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	198	38
Change in estimate for pre-existing warranty liabilities (2)	(103)	37
Warranty Expense	95	75

Ending balance	$169	$78

(1)	Warranty expenses accrued to cost of sales (based on current year shipments and historical warranty return rate).
(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the year. During the twelve months ended October 2, 2022, the warranty return rate was significantly below historical levels resulting in a favorable change in estimate during the period.

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

On January 11, 2021, the Company executed amendments extending the lease terms of both facilities for eighty-six months. Execution of the new lease amendments for the Dallas and Richardson facilities resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the period ended October 3, 2021. As of the twelve months ended October 2, 2022, the Company has recognized $51 thousand in right-of-use-asset and corresponding operating lease liabilities of $51 thousand for an office equipment lease expiring in December 2025. See also Note 7.

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $464 thousand for the twelve months ended October 2, 2022 and $479 thousand for the twelve months ended October 3, 2021.

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

During the twelve months ended October 2, 2022, there was zero revenue recognized during the period from customer deposit liabilities (deferred contract revenue). During the twelve months ended October 3, 2021 there was $1 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As October 2, 2022 and October 3, 2021, there are no significant deferred contract costs such as sales commissions.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of October 2, 2022 and October 3, 2021, Optex Systems, Inc. had a balance of $311 thousand and zero, respectively, in customer advance deposits.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. As of the twelve months ended October 2, 2022, the Company recognized contract loss reserves of $289 which have been separately itemized on the balance sheet. As of the twelve months ended October 3, 2021, the Company had contract loss reserves of $51 thousand. In the prior year, the accrued contract losses were previously included in accrued expense and have been reclassed as a separate line in the current year presentation. See also Note 6 “Accrued Expenses”.

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

As of October 2, 2022, Optex Systems Inc. has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.8 million and a deferred tax asset valuation allowance of ($0.9) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of October 2, 2022 and October 3, 2021, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the increases in U.S defense and Foreign Military market spending. During the twelve months ended October 2, 2022, the Company recovered $0.3 million in cash for a tax refund related to a net operating loss carryback from the prior year ended October 2, 2021, and recognized an income tax expense of $0.4 million. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

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

For the twelve months ended October 2, 2022, 66,000 unvested restricted stock units and 180,000 unvested restricted shares (which converts to 91,045 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive. For the twelve months ended October 3, 2021, 99,000 unvested restricted stock units and 240,000 restricted unvested shares (which converts to 82,788 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive.

Our outstanding warrants during the twelve months ended October 3, 2021 were participating securities which shared dividend distributions and the allocation of any undistributed earnings (deemed dividends) with our common shareholders. During the twelve months ended October 3, 2021, there were no declared dividends and allocated undistributed earnings of $0.7 million attributable to the participating warrants. There were no outstanding warrants or declared dividends during the twelve months ended October 2, 2022 as the warrants expired on August 21, 2021.

Note 3 — Recent Accounting Pronouncements

There are no significant recent accounting pronouncements that effect the Company.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 84% of the Optex Systems segment revenue is comprised of domestic military customers, and 16% is comprised of foreign military customers. Optex Systems segment revenue is derived from the U.S. government, 13%, and two major U.S. defense contractors representing 17% and 8%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of October 2, 2022, the Richardson facility operated with 46 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 41% and military sales to prime and subcontracted customers represent 59% of the total segment revenue. Approximately 94% of the AOC revenue is derived from external customers and approximately 6% is related to intersegment sales to Optex Systems in support of military contracts. For the twelve months ended October 2, 2022, the AOC segment revenue from one major commercial customer, and two major defense contractors represent approximately 22%, 15% and 5% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of October 2, 2022, AOC operated with 38 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended October 2, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$9,533	$12,850	$-	$22,383
Intersegment revenues	-	879	(879)	-
Total Revenue	$9,533	$13,729	$(879)	$22,383

Interest expense	$-	$-	$-	$-

Depreciation and Amortization	$38	$269	$-	$307

Income (loss) before taxes	$(380)	$2,189	$(162)	$1,647

Other significant noncash items:
Allocated home office expense	$(1,141)	$1,141	$-	$-
Stock compensation expense	$-	$-	$162	$162
Warranty expense	$-	$95	$-	$95

Segment Assets	$11,286	$7,251	$-	$18,537
Expenditures for segment assets	$64	$193	$-	$257

	Reportable Segment Financial Information (thousands)
	Twelve months ended October 3, 2021
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$11,827	$6,395	$-	$18,222
Intersegment revenues	-	1,056	(1,056)	-
Total Revenue	$11,827	$7,451	$(1,056)	$18,222

Interest expense	$-	$-	$11	$11

Depreciation and Amortization	$41	$222	$-	$263

Income before taxes	$251	$(517)	$2,296	$2,030

Other significant noncash items:
Allocated home office expense	$(677)	$677	$-	$-
Gain on change in fair value of warrants	$-	$-	$(2,535)	$(2,535)
Stock compensation expense	$-	$-	$228	$228
Warranty Expense	$(15)	$90	$-	$75

Segment Assets	$14,010	$6,845	$-	$20,855
Expenditures for segment assets	$20	$254	$-	$274

Note 5 — Property and Equipment

A summary of property and equipment at October 2, 2022 and October 3, 2021 is as follows:

		(Thousands)
	Estimated Useful Life	October 2, 2022	October 3, 2021
Property and Equipment
Furniture and Fixtures	3-5 yrs	$405	$398
Machinery and Equipment	5 yrs	4,231	4,035
Leasehold Improvements	7 yrs	351	296
Less: Accumulated Depreciation		(4,019)	(3,712)
Net Property & Equipment		$968	$1,017

Depreciation Expense		$307	$263

During the twelve months ended October 2, 2022, Optex Systems Holdings’ purchased $6 thousand in new furniture and fixtures, $196 thousand in machinery and equipment and $55 thousand in leasehold improvements. During the twelve months ended October 2, 2022, there were no sales or retirements of fixed assets. During the twelve months ended October 3, 2021, Optex Systems Holdings’ purchased $254 thousand in new furniture and fixtures and $20 thousand in leasehold improvements. During the twelve months ended October 3, 2021, there were no sales or retirements of fixed assets.

Note 6 — Accrued Expenses

The components of accrued liabilities as of October 2, 2022 and October 3, 2021 are summarized below:

	(Thousands)
	October 2, 2022	October 3, 2021(1)
Accrued Vacation	402	376
Property Taxes	115	117
Operating Expenses	213	99
Payroll & Payroll Related	228	208
Total Accrued Expenses	$958	$800

(1)	Accrued Expenses at October 3, 2021, previously included $51 thousand in Contract Loss Reserves which has been presented as a separate balance sheet component as of the year ended October 2, 2022. See also Note 2 “Contract Loss Reserves”.

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

Execution of the new lease amendments for the Dallas and Richardson facilities resulted in the balance sheet recognition of a right-of-use asset of $3.7 million and corresponding operating lease liabilities of approximately $3.7 million during the year ended October 3, 2021.

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. The start of the lease was delayed until April 2022 due to temporary equipment shortages. The lease renewal resulted in the recognition of an additional right of use asset and a lease liability of $51 thousand, respectively during the twelve months ended October 2, 2022.

As of October 2, 2022, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2023 Base year lease	$317	$288	$15	$620	$235
2024 Base year lease	327	296	15	638	240
2025 Base year lease	336	305	15	656	245
2026 Base year lease	346	313	3	662	249
2027 Base year lease	357	322	-	679	254
2028 Base year lease	242	330	-	572	184
2029 Base year lease	-	83	-	83	27
Total base lease payments	1,925	$1,937	$48	3,910	$1,434
Imputed interest on lease payments (1)	(258)	(283)	(4)	(545)
Total Operating Lease Liability(2)	$1,667	$1,654	$44	$3,365

Right-of-use Asset(3)	$1,587	$1,591	$44	$3,222

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $143 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $604 thousand and $2,761 thousand, respectively.

Total expense under both facility lease agreements for the twelve months ended October 2, 2022 was $849 thousand. Total expense under both facility lease agreements as of the twelve months ended October 3, 2021 was $769 thousand.

Total office equipment rentals included in operating expenses was $22 thousand for the twelve months ended October 2, 2022 and for the twelve months ended October 3, 2021.

Note 8 — Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, the Company terminated its facility with Avidbank and entered into a new facility with BBVA USA.

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (the “Borrower”) entered into a line of credit facility (the “Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms were as follows:

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

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (collectively with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023.

The Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “Line of Credit Note”) to the Lender in connection with an increase of the Borrowers’ revolving line of credit facility under the Loan Agreement from $1.125 million to $2.0 million. The maturity date remains April 15, 2023. Obligations outstanding under the credit facility will accrue interest at a rate equal to the Lender’s prime rate minus 0.25%. See also Note 14 “Subsequent Events”.

The Line of Credit Note and Loan Agreement contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The credit facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the credit facility are subject to acceleration upon the occurrence of an event of default as defined in the Line of Credit Note and Loan Agreement.

The outstanding balance on the credit facility was zero as of October 2, 2022 and October 3, 2021, respectively. For the years ended October 2, 2022 and October 3, 2021, the total interest expense against the outstanding line of credit balance was zero and $11 thousand, respectively.

Note 9 — Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the twelve months ended October 2, 2022. As of October 2, 2022, there are zero stock options outstanding.

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, with the latter granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 27, 2020	182,000	$1.54	300,000	1.75
Granted	—	—	—	—
Vested	(83,000)	$1.49	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75
Granted	—	—	—	—
Vested	(33,000)	$1.73	(60,000)	$1.75
Forfeited	—	—	—	—
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of October 2, 2022, there was no unrecognized compensation cost relating to this award.

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

As of the December 1, 2021 modification date related to the third and final vesting date of the 49,500 unvested restricted stock units held by Danny Schoening, there was no change in the fair value of the modified award as compared to the original award immediately prior to the modification date. The restricted stock units initially were certain to vest on January 1, 2022, but due to the modification, they are less certain to vest, contingent on a “change in control” occurring, which change in control, in case Mr. Schoening is terminated by the Company without cause or he resigns with good reason prior to such change in control, must occur prior to March 13, 2023. As of the modification date, there was $5 thousand of unrecognized compensation cost associated with the original award. As a matter of expediency, the unrecognized compensation expense as of the modification date was fully expensed through January 1, 2022. There is no additional compensation expense associated with the modification of the restricted stock unit agreement.

On November 28, 2022, the Company entered into a new employment agreement with Danny Schoening which amended Mr. Schoening’s RSU Agreement, dated January 2, 2019, which had been previously amended as of December 1, 2021, by changing the third and final vesting date for the restricted stock units granted under such agreement from the “change of control date” to January 1, 2023. See also Note 14 “Subsequent Events”.

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

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On each of January 1, 2021 and January 1, 2022, 60,000 of the restricted director shares vested. As of October 2, 2022, there were 180,000 unvested restricted shares.

On January 2, 2021, the Company issued 58,392 common shares to directors and officers, net of tax withholding of $44 thousand, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

On January 4, 2022, the Company issued 23,216 common shares to officers, net of tax withholding of $19 thousand, in settlement of 33,000 restricted stock units which vested on January 1, 2022.

As of October 2, 2022, there were 66,000 unvested restricted stock units consisting of 16,500 unvested restricted stock units for Bill Bates, which will vest on January 1, 2023, and 49,500 unvested restricted stock units for Danny Schoening, vesting on January 1, 2023.

There were no new grants of restricted stock or restricted stock units during the twelve months ended October 2, 2022.

Stock Based Compensation Expense

Equity compensation is amortized to general and administrative expenses based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Twelve months ended		As of year ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Restricted Shares	$105	$105	$236	$341
Restricted Stock Units	57	123	9	66
Total Stock Compensation	$162	$228	$245	$407

The unrecognized compensation expense for restricted shares and restricted stock units as of October 2, 2022, is expected to be recognized over a weighted-average period of 2.25 years and 0.25 years, respectively.

Note 10 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended October 2, 2022 and October 3, 2021, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2-year vesting requirement. The Company’s contribution expense for the fiscal years ended October 2, 2022 and October 3, 2021 were $155 thousand and $158 thousand, respectively.

Note 11 — Stockholders’ Equity

Dividends

There were no dividends declared or paid during the twelve months ended October 2, 2022 and October 3, 2021.

Common stock

During the twelve months ended October 3, 2021, there were 58,392 common shares issued, net of tax withholding, in settlement of 83,000 restricted stock units which vested on January 1, 2021.

During the twelve months ended October 2, 2022, there were 23,216 common shares issued to officers, net of tax withholding of $19 thousand, in settlement of 33,000 restricted stock units which vested on January 1, 2022.

On August 10, 2021 and August 23, 2021, there were 148,300 and 40,509 warrants exercised, respectively, at $1.50 per common share at a total transaction cost of $283 thousand. The total fair market value at the time of exercise was $292 thousand. There were no other issuances of common stock during the twelve months ended October 3, 2021.

On August 31, 2021, the Company repurchased 100 common shares from a private investor for a total transaction cost of $150 which were subsequently cancelled.

On June 8, 2020 the Company announced authorization for a $1 million stock repurchase program. As of September 27, 2020 there were 105,733 shares held in treasury purchased under the June 2020 stock repurchase plan. The Company purchased a total of 519,266 common shares against the program through April 2021, which were subsequently cancelled in June 2021.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

During the twelve months ended October 2, 2022, there were 190,954 common shares repurchased through the program at a cost of $371 thousand. During the twelve months ended October 3, 2021, there were 449,088 common shares repurchased through the program at a cost of $869 thousand. As of October 3, 2021, there were 35,555 shares held in treasury purchased under the September 2021 stock repurchase plan. As of October 2, 2022, all of the repurchased shares had been cancelled. A summary of the purchases under the plan follows:

Fiscal Period	Total number of shares purchased	Total purchase cost	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan

September 28, 2020 through October 25, 2020	20,948	$42	$2.01	$758
October 26, 2020 through November 22, 2020	129,245	265	2.05	493
November 23, 2020 through December 27, 2020	58,399	109	1.86	384
December 28, 2020 through January 24, 2021	40,362	73	1.80	311
January 25, 2021 through February 21, 2021	52,180	101	1.94	210
February 22, 2021 through March 28, 2021	73,800	140	1.90	70
March 29, 2021 through April 19, 2021	38,599	70	1.82	-
September 23, 2021 through October 1, 2021	35,555	$69	$1.93	$931

Total shares repurchased for year ended October 3, 2021	449,088	$869	$1.93	$931

October 4, 2021 through October 31, 2021	18,265	$37	$2.01	$894
November 1, 2021 through November 28, 2021	4,415	9	2.04	885
November 29, 2021 through January 2, 2022	14,558	28	1.93	857
January 3, 2022 through January 30, 2022	15,585	29	1.89	828
January 31, 2022 through February 27, 2022	27,618	49	1.75	779
February 28, 2022 through April 3, 2022	35,530	70	1.98	709
April 4, 2022 through May 1, 2022	12,304	27	2.22	682
May 2, 2022 through May 29, 2022	10,482	22	2.11	660
May 30, 2022 through July 3, 2022	49,657	95	1.90	565
July 4, 2022 through July 25,2022	610	1	2.10	564
July 26, 2022 through August 13, 2022	1,930	4	2.09	560
Total shares repurchased for twelve months ended October 2, 2022	190,954	$371	$1.94	$560

Furthermore, on August 18, 2022, the Company announced the commencement of a tender offer to purchase up to $4.25 million in value of shares of its common stock. On September 15, 2022, the Company’s “modified Dutch auction” tender offer expired. In accordance with the terms and conditions of the tender offer, the Company accepted for purchase 1,603,773 shares of common stock at a price of $2.65 per share, for an aggregate cost of approximately $4.25 million, excluding fees and expenses relating to the tender offer. The transaction cost associated with the tender offer was $111 thousand. The shares were immediately cancelled upon completion of the transaction.

As of October 2, 2022, and October 3, 2021, the total outstanding common shares were 6,716,638 and 8,488,149, respectively.

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

As of September 27, 2020 there were 4,125,200 warrants outstanding. During the twelve months ended September 27, 2020, there were zero warrants exercised or repurchased. During the twelve months ended October 3, 2021, 188,809 of the warrants were exercised and zero warrants repurchased. On August 26, 2021, the remaining 3,936,391 warrants expired worthless. As of October 3, 2021 and October 2, 2022, there were zero outstanding warrants remaining.

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

The fair value of the warrant liabilities presented below were measured using either a BSM valuation model. Significant inputs into the respective model at the inception and reporting period measurement dates are as follows:

	Issuance date	Period ended	Period ended	Period ended	Period ended	Expiration date
Valuation Assumptions	August 26, 2016	October 1, 2017	September 30, 2018	September 29, 2019	September 27, 2020	August 26, 2021(5)
Exercise Price(1)	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50
Warrant Expiration Date (1)	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021	8/26/2021
Stock Price (2)	$0.95	$0.98	$1.71	$1.56	$1.96	$1.49
Interest Rate (annual) (3)	1.23%	1.62%	2.88%	1.63%	0.12%	-
Volatility (annual) (4)	246.44%	179.36%	64.05%	53.66%	51.67%	-
Time to Maturity (Years)	5	3.9	2.9	1.9	0.9	Expired
Calculated fair value per share	$0.93	$0.87	$0.82	$0.49	$0.62	$-

(1)	Based on the terms provided in the warrant agreement to purchase common stock of Optex Systems Holdings, Inc. dated August 26, 2016.

(2)	Based on the trading value of common stock of Optex Systems Holdings, Inc. as of each presented period ending date. August 26, 2021 stock price based on the volume weighted average price for 618,451 share trades on that date. Closing price was $1.55 based trades of 2,400 final shares traded.

(3)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.

(4)	Based on the historical daily volatility of Optex Systems Holdings, Inc. as of each presented period ending date.

(5)	Warrants expired worthless without cashless exchange pursuant to the Warrant Agreement Section 2(c) determination that the August 26, 2021 VWAP calculation of $1.49 was below the exercise price of $1.50.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value	Fair Value
Warrant Liability	Outstanding	per Share	(000’s)
Fair Value as of period ended 9/27/2020	4,125,200	$0.62	$2,544
Reclassification to additional paid in capital on exercise of warrants (1)	(188,809)		(9)
Gain on Change in Fair Value of Warrant Liability (2)	(3,936,391)		(2,535)
Fair Value as of period ended 10/03/2021	$-	$-	$-

(1)	Exercise of warrants for gross proceeds of $283 thousand and a warrant liability fair market value of $292 thousand as of the exercise date.
(2)	Expiration of Warrants on August 26, 2021.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Note 13 — Income Taxes

The income tax provision for the years ended October 2, 2022 and October 3, 2021 include the following:

	(Thousands)
	2022	2021
Current income tax expense:
Current year federal income tax	$331	$-
Prior year tax adjustment	-	(62)
	331	(62)
Deferred income tax provision (benefit):
Federal	33	(39)

Provision for (Benefit from) income taxes, net	$364	$(101)

As of October 2, 2022, Optex Systems Inc. has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.8 million and a deferred tax asset valuation allowance of ($0.9) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of October 2, 2022 and October 3, 2021, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings expected with the recent orders and increased backlog as of October 2, 2022. During the twelve months ended October 2, 2022, the Company recognized $0.03 million in tax expenses to deferred tax assets. During the twelve months ended October 3, 2021, the Company recognized ($0.04) million in tax benefits to deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The income tax provision for Optex Systems as of October 2, 2022 and October 3, 2021 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2022	%	2021	%

Tax provision (benefit) at statutory federal rate	$346	21	$426	21
Nondeductible expenses	1	-	(531)	(26)
Other temporary adjustments	(17)	(1)	221	11
Prior year federal income tax adjustment	-	-	(62)	(3)
Change in deferred tax valuation allowance	34	2	(155)	(8)
Provision for (benefit from) income taxes, net	$364	22	$(101)	(5)

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of October 2, 2022	As of October 3, 2021

Stock Compensation	$76	$73
Inventory Reserve	170	134
Unicap	34	27
Deferred Compensation	29	-
Fixed assets	(219)	(226)
Goodwill Amortization	100	199
Intangible Asset Amortization	57	113
Contract Loss Reserve	61	11
Accrued Paid Time Off	85	79
Net Operating Losses	1,327	1,657
Other	65	29
Subtotal	$1,785	$2,096
Valuation allowance	(843)	(808)
Net deferred asset	$942	$1,288

The Company has a net loss carryforward of $6.3 million as of October 2, 2022 as compared to a net loss carryforward of $7.9 million as of October 3, 2021. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the Company may only realize $2.3 million of the current net operating loss carryforward for a net tax benefit of $0.5 million through fiscal year ending in 2037. For the year ended October 3, 2021, the Company realized a ($1.4) million net operating tax loss which was not subject to the IRS section 382 limitation and was available for a tax loss carryback up to five years. During the twelve months ended October 2, 2022, the Company recovered $0.3 million in cash for a tax refund related to the net operating loss carryback from the prior October 3, 2021 year end.

The Company applied FASB ASC 740-10 and has no unrecognized tax benefits. By statute, the tax years ended October 2, 2022, October 3, 2021 and September 27, 2020 are open to examination by the major taxing jurisdictions to which the Company is subject.

During the twelve months ended October 2, 2022 the Company paid zero in income taxes, received a tax refund of $312 thousand for fiscal year 2021 operating loss carrybacks, and recorded a current year federal income tax liability of $331 thousand. During the twelve months ended October 3, 2021 the Company paid $48 thousand in income taxes, and had a net tax refund due related to the fiscal year 2021 tax year of ($48) thousand included in prepaid expenses.

Note 14 — Subsequent Events

On November 21, 2022, the Company issued an Amended and Restated Revolving Line of Credit Note to PNC Bank, National Association, in connection with an increase of the Borrowers’ revolving line of credit facility from $1.125 million to $2.0 million under the Borrowers’ existing Amended and Restated Loan Agreement with the Lender. The maturity date remains April 15, 2023. Obligations outstanding under the credit facility will accrue interest at a rate equal to the Lender’s prime rate minus 0.25%.

On November 28, 2022, the Company entered into a new employment agreement with Danny Schoening. Pursuant to the agreement, which is dated as of December 1, 2022, Mr. Schoening will continue to serve as the Company’s President and Chief Executive Officer through November 30, 2025. Mr. Schoening’s base salary initially is $304,912 per annum, and will be increased to $314,060 on December 1, 2023 and $323,481 on December 1, 2024. Mr. Schoening will be eligible for a performance bonus based on a one-year operating plan adopted by the Company’s Board of Directors (the “Board”). The bonus will be based on financial and/or operating metrics decided annually by the Board or the Compensation Committee and tied to such one-year plan. The target bonus will equate to 30% of Mr. Schoening’s base salary. The Board will have discretion in good faith to alter the performance bonus upward or downward by 20%.

The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, which had been previously amended as of December 1, 2021, by changing the third and final vesting date for the restricted stock units granted under such agreement from the “change of control date” to January 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 2, 2022, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 2, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended October 2, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 2, 2022. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 2, 2022. We have thus concluded that our internal control over financial reporting was effective as of October 2, 2022.

Item 9B. Other Information

On December 16, 2022, our director Lawrence Hagenbuch notified us that he will not be standing for re-election at the 2023 annual meeting of shareholders.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 15. Exhibits

(a)(1)	Financial Statements. The following financial statements of Optex Systems Holdings, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended October 2, 2022 and October 3, 2021
Consolidated Balance Sheets as of October 2, 2022 and October 3, 2021
Consolidated Statement of Stockholders’ Equity for the years ended October 2, 2022 and October 3, 2021
Consolidated Statements of Cash Flows for the years ended October 2, 2022 and October 3, 2021
Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits.
See Exhibit Index

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of the March 30, 2009, by and between registrant, a Delaware corporation and Optex Systems, Inc., a Delaware corporation(1)

3.1	Certificate of Incorporation, as amended to date(13)

3.2	Bylaws of Optex Systems Holdings(1)

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(6)

4.1	Description of Capital Stock(13)

4.2	Specimen Stock Certificate(2)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX(1).

10.2	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010(3)

10.3	Restricted Stock Unit Plan(7)

10.4	Form of RSU Agreement(7)

10.5	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(5)

10.6	Form of Lease(8)

10.7	Form of Letter of Credit(8)

10.8	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(9)

10.9	Employment Agreement with Danny Schoening, dated December 1, 2021(10)

10.10	Sixth Amendment to Lease Agreement(13)

10.11	First Amendment to Lease(13)

10.13	BBVA Business Loan Agreement(11)

10.14	BBVA Letter of Credit(13)

10.15	Amended and Restated Loan Agreement dated as of April 12, 2022 by and among Optex Systems Holdings, Inc., Optex Systems, Inc., and PNC Bank, National Association (12)

10.16	Amended and Restated Line of Credit Note dated as of November 21, 2022 by and among Optex Systems Holdings, Inc., Optex Systems, Inc. and PNC Bank, National Association (14)

10.16	2009 Stock option Plan(4)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries — Optex Systems, Inc.(1)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(3)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016.
(6)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 2015.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed on June 17, 2016.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017.
(10)	Incorporated by reference from our Current Report on Form 8-K, dated December 7, 2021.
(11)	Incorporated by reference from our Current Report on Form 8-K, dated April 20, 2020.
(12)	Incorporated by reference from our Current Report on Form 8-K, dated April 12, 2022.
(13)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(14)	Incorporated by reference from our Current Report on Form 8-K, dated November 21, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 19, 2022

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 19, 2022

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 19, 2022

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 19, 2022

/s/ Larry Hagenbuch
Larry Hagenbuch	Director	December 19, 2022

/s/ Rimmy Malhotra
Rimmy Malhotra	Director	December 19, 2022

/s/ Dale Lehmann
Dale Lehmann	Director	December 19, 2022
/s/ Dayton Judd
Dayton Judd	Director	December 19, 2022

