Form 10-Q
period 2023-01-01
Optex Systems Holdings Inc
filed 2023-02-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 13, 2023: 6,763,070 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended January 1, 2023

2

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 1, 2023

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 1, 2023 (UNAUDITED) AND OCTOBER 2, 2022	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 1, 2023 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 2, 2022 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 1, 2023 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 2, 2022 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 1, 2023 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 2, 2022 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	January 1, 2023	October 2, 2022
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$1,280	$934
Accounts Receivable, Net	1,605	2,908
Inventory, Net	10,798	9,212
Contract Asset	336	-
Prepaid Expenses	249	328

Current Assets	14,268	13,382

Property and Equipment, Net	977	968

Other Assets
Deferred Tax Asset	1,001	942
Right-of-use Asset	3,104	3,222
Security Deposits	23	23

Other Assets	4,128	4,187

Total Assets	$19,373	$18,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,433	$706
Operating Lease Liability	608	604
Federal Income Taxes Payable	331	331
Accrued Expenses	977	958
Accrued Selling Expense	336	-
Accrued Warranty Costs	229	169
Contract Loss Reserves	282	289
Customer Advance Deposits	326	311

Current Liabilities	4,522	3,368

Other Liabilities
Operating Lease Liability, net of current portion	2,646	2,761

Other Liabilities	2,646	2,761

Total Liabilities	7,168	6,129

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,763,070 and 6,716,638 shares issued, and 6,763,070 and 6,716,638 shares outstanding, respectively)	7	7
Additional Paid in capital	21,116	21,096
Accumulated Deficit	(8,918)	(8,695)

Stockholders’ Equity	12,205	12,408

Total Liabilities and Stockholders’ Equity	$19,373	$18,537

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	January 1, 2023	January 2, 2022

Revenue	$4,040	$4,340

Cost of Sales	3,323	3,517

Gross Profit	717	823

General and Administrative Expense	999	808

Operating (Loss) Income	(282)	15

Other Expense	-	-

(Loss) Income Before Taxes	(282)	15

Income Tax Benefit	$(59)	$(14)

Net (loss) income	$(223)	$29
Basic (loss) income per share	$(0.03)	$0.00

Weighted Average Common Shares Outstanding - basic	6,537,808	8,228,980

Diluted (loss) income per share	$(0.03)	$0.00

Weighted Average Common Shares Outstanding - diluted	6,537,808	8,281,841

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands)
	Three months ended
	January 1, 2023	January 2, 2022

Cash Flows from Operating Activities:
Net (Loss) Income	$(223)	$29

Adjustments to Reconcile Net (Loss) Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	81	72
Stock Compensation Expense	35	57
Deferred Tax	(59)	(14)
Accounts Receivable	1,303	1,173
Inventory	(1,586)	(335)
Contract Asset	(336)	-
Prepaid Expenses	79	11
Leases	8	55
Accounts Payable and Accrued Expenses	745	457
Accrued Warranty Costs	60	44
Accrued Selling Expense	336	-
Customer Advance Deposits	15	-
Accrued Contract Losses	(7)
Total Adjustments	674	1,520
Net Cash provided by Operating Activities	451	1,549

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(90)	(90)
Net Cash used in Investing Activities	(90)	(90)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(15)	-
Common Stock Repurchase	-	(74)
Net Cash used in Financing Activities	(15)	(74)

Net Increase in Cash and Cash Equivalents	346	1,385
Cash and Cash Equivalents at Beginning of Period	934	3,900
Cash and Cash Equivalents at End of Period	$1,280	$5,285

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Thousands, except share data)

	Three months ended January 1, 2023
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 2, 2022	6,716,638	-	$7	$-	$21,096	$(8,695)	$12,408
Stock Compensation Expense	-	-	-	-	35	-	35
Vested Restricted Stock Units, net of withheld taxes	46,432	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	-	(223)	(223)

Balance at January 1, 2023	6,763,070	-	$7	$-	$21,116	$(8,918)	$12,205

	Three months ended January 2, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714
Stock Compensation Expense	-	-	-	-	57	-	57
Common Stock Repurchase(1)	-	37,238	-	(74)	-	-	(74)
Vested Restricted Stock Units, net of withheld taxes	23,216	-	-	-	-	-	-
Net income	-	-	-	-	-	29	29

Balance at January 2, 2022	8,546,920	72,793	$9	$(143)	$25,809	$(9,949)	$15,726

(1)	Common shares repurchased in the open market during the three months ended January 2, 2022. The shares were held as treasury stock using the cost method and subsequently cancelled as of October 2, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the three months ended January 1, 2023 were derived from the U.S. government (22%), one major U.S. defense contractor (14%), one major commercial customer (37%), and all other customers (27%). Approximately 95% of the total company revenue is generated from domestic customers and 5% is derived from foreign customers, primarily in Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of January 1, 2023, Optex Systems Holdings operated with 92 full-time equivalent employees.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended October 2, 2022 and other reports filed with the SEC.

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

Inventory: As of January 1, 2023, and October 2, 2022, inventory included:

	(Thousands)
	January 1, 2023	October 2, 2022
Raw Materials	$6,240	$6,953
Work in Process	4,822	2,722
Finished Goods	547	348
Gross Inventory	$11,609	$10,023
Less: Inventory Reserves	(811)	(811)
Net Inventory	$10,798	$9,212

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of January 1, 2023 consist of U.S. government agencies (30%), three major U.S. defense contractors (12%, 12% and 7%, respectively), one major commercial customer (32%) and all other customers (7%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of January 1, 2023, and October 2, 2022, the Company had warranty reserve balances of $229 thousand and $169 thousand, respectively.

	Three months ended
	January 1, 2023	January 2, 2022
Beginning balance	$169	$78

Incurred costs for warranties satisfied during the period	-	(2)

Warranty expenses for new product shipped during the period(1)	60	46

Ending balance	$229	$122

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate).

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three months ended January 1, 2023 and January 2, 2022, there was $112 thousand and $120 thousand in service contract revenue recognized over time.

During the three-month periods ended January 1, 2023 and January 2, 2022, there was $29 thousand and zero of revenue recognized, respectively, from customer deposit liabilities (deferred contract revenue). As of January 1, 2023, there were $326 thousand in customer deposit liabilities.

For the three months ended January 1, 2023, there were $336 thousand in accrued selling expenses and $336 thousand in contract assets related to a new $3.4 million contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries expected to begin in April 2023 and extend through the following 10-15 months into fiscal year 2024.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. As of the three months ended January 1, 2023 and October 2, 2022, the accrued contract loss reserves were $282 thousand and $289 thousand, respectively. During the three months ended January 1, 2023, the Company recognized additional expenses for contract loss reserves of $51 thousand on new task awards against the long-term fixed contracts and applied $58 thousand of the reserves against revenues booked during the period.

Income Tax/Deferred Tax: As of January 1, 2023 and October 2, 2022, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.8 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. During the three months ended January 1, 2023, our deferred tax assets increased by $59 thousand related to temporary tax adjustments.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has potentially dilutive securities outstanding which include unvested restricted stock units and stock options. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units and stock options that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended January 1, 2023, 120,000 unvested shares of restricted stock (which convert to an aggregate of 36,045 incremental shares) were excluded from the diluted earnings per share calculation as antidilutive due to the net loss for the period. For the three months ended January 2, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 52,861 incremental shares) were included in the diluted earnings per share calculation.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 86% of the Optex Systems segment revenue is comprised of domestic military customers, 12% is comprised of foreign military customers and 2% is comprised of commercial customers. Optex Systems segment revenue is derived from the U.S. government, representing 19%, and one major U.S. defense contractor representing 14% of the Company’s consolidated revenue.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of January 1, 2023, the Richardson facility operated with 50 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 65% and military sales to prime and subcontracted customers represent 35% of the total segment revenue. Approximately 95% of the AOC revenue is derived from external customers and approximately 5% is related to intersegment sales to Optex Systems in support of military contracts. For the three months ended January 1, 2023, the AOC segment revenue from one major commercial customer represents approximately 37% of the Company’s consolidated revenue.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of January 1, 2023, AOC operated with 42 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended January 1, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,619	$2,421	$-	$4,040
Intersegment revenues	-	116	(116)	-
Total Revenue	$1,619	$2,537	$(116)	$4,040

Depreciation and Amortization	$11	$70	$-	$81

(Loss) income before taxes	$(424)	$177	$(35)	$(282)

Other significant noncash items:
Allocated home office expense	$(280)	$280	$-	$-
Stock compensation expense	$-	$-	$35	$35
Warranty expense	$-	$60	$-	$60

Segment Assets	$11,745	$7,628	$-	$19,373
Expenditures for segment assets	$23	$67	$-	$90

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended January 2, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,857	$2,483	$-	$4,340
Intersegment revenues	-	180	(180)	-
Total Revenue	$1,857	$2,663	$(180)	$4,340

Depreciation and Amortization	$10	$62	$-	$72

Income (loss) before taxes	$(216)	$288	$(57)	$15

Other significant noncash items:
Allocated home office expense	$(236)	$236	$-	$-
Stock compensation expense	$-	$-	$57	$57
Warranty expense	$-	$46	$-	$46

Segment Assets	$14,267	$7,088	$-	$21,355
Expenditures for segment assets	$25	$65	$-	$90

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc. Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $11.9 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term included 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $8.6 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

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

As of January 1, 2023, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2023 Base year lease	$239	$218	$11	$468	$188
2024 Base year lease	327	296	15	638	256
2025 Base year lease	336	305	15	656	261
2026 Base year lease	346	313	3	662	266
2027 Base year lease	357	322	-	679	272
2028 Base year lease	242	330	-	572	198
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,847	$1,867	$44	$3,758	$1,471
Imputed interest on lease payments (1)	(238)	(263)	(3)	(504)
Total Operating Lease Liability(3)	$1,609	$1,604	$41	$3,254

Right-of-use Asset(2)	$1,527	$1,536	$41	$3,104

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $150 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $608 thousand and $2,646 thousand, respectively.

Total facilities rental and CAM expense for both facility lease agreements as of the three months ended January 1, 2023 and January 2, 2022 was $214 thousand and $209 thousand, respectively.

Total office equipment rentals included in operating expenses was $5 and $4 thousand for the three months ended January 1, 2023 and January 2, 2022, respectively.

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

On April 12, 2022, the Company and its subsidiary, Optex Systems, Inc. (collectively with the Company, the “Borrowers”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, successor to BBVA USA (the “Lender”), pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. The Company intends to replace or renew the Loan Agreement by April 15, 2023.

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

The outstanding balance on the facility was zero as of January 1, 2023 and October 2, 2022. For the three months ended January 1, 2023 and January 2, 2022, the total interest expense against the outstanding line of credit balance was zero.

Note 6-Stock Based Compensation

Stock Options issued to Employees, Officers and Directors

The Optex Systems Holdings 2009 Stock Option Plan provides for the issuance of up to 75,000 shares to the Company’s officers, directors, employees and to independent contractors who provide services to Optex Systems Holdings as either incentive or non-statutory stock options determined at the time of grant. There were no new grants of stock options during the three months ended January 1, 2023. As of January 1, 2023, there are zero stock options outstanding.

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, with the latter granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75
Granted	-		-
Vested	(33,000)	$1.73	(60,000)	$1.75
Forfeited	-		-
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75
Granted	-		-
Vested	(66,000)	$1.52	(60,000)	$1.75
Forfeited	-		-
Outstanding at January 1, 2023	-	$-	120,000	$1.75

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of January 1, 2023, there was no unrecognized compensation cost relating to this award.

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

As of the December 1, 2021 modification date related to the third and final vesting date of the 49,500 unvested restricted stock units held by Danny Schoening, there was no change in the fair value of the modified award as compared to the original award immediately prior to the modification date. The restricted stock units initially were certain to vest on January 1, 2022, but due to the modification, they were less certain to vest, contingent on a “change in control” occurring, which change in control, in case Mr. Schoening is terminated by the Company without cause or he resigns with good reason prior to such change in control, was required to occur prior to March 13, 2023. As of the modification date, there was $5 thousand of unrecognized compensation cost associated with the original award. As a matter of expediency, the unrecognized compensation expense as of the modification date was fully expensed through January 1, 2022. There is no additional compensation expense associated with the modification of the restricted stock unit agreement.

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

On April 30, 2020, the Optex Systems Holdings, Inc. Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 restricted shares to each independent director which shall vest at a rate of 20% per year (20,000 shares) each January 1st, over the next five years, through January 1, 2025. The total market value for the 300,000 shares is $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. As of January 1, 2023, there were 120,000 unvested restricted shares.

On January 4, 2022, the Company issued 23,216 common shares to Karen Hawkins, CFO and Bill Bates (AOC GM), net of tax withholding of $19 thousand, in settlement of 33,000 restricted stock units which vested on January 1, 2022.

On January 4, 2023, the Company issued 46,432 common shares to Danny Schoening, CEO, and Bill Bates (AOC GM), net of tax withholding of $15 thousand, in settlement of 66,000 restricted stock units which vested on January 1, 2023. As of January 1, 2023, there are zero unvested restricted stock units outstanding.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of
	January 1, 2023	January 2, 2022	January 1, 2023	October 2, 2022

Restricted Shares	$26	$26	$210	$236
Restricted Stock Units	9	31	-	9
Total Stock Compensation	$35	$57	$210	$245

Note 7 - Stockholders’ Equity

Dividends

As of the three months ended January 1, 2023 and the twelve months ended October 2, 2022, there were no declared or outstanding dividends payable.

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

During the three months ended January 1, 2023, there were zero common shares repurchased under the program. All shares purchased have been cancelled. A summary of the purchases under the program follows:

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

As of October 2, 2022, and January 1, 2023, the total issued and outstanding common shares were 6,716,638 and 6,763,070, respectively. As of October 2, 2022, and January 1, 2023 there were zero shares held in Treasury.

Note 8 - Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 2, 2022 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended January 1, 2023, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our condensed consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding growth strategy; product and development programs; financial performance (including revenue and net income); backlog; expected timing of shipments; increases in the cost of materials and labor; labor shortages; follow-on orders; the impact of the COVID-19 pandemic; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section “Risk Factors” in our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

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

We are both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, ADS Inc. and others. We are also a military supplier to foreign governments such as Israel, Australia and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

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

Material Trends

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the first three months of fiscal year 2023 and is expected to continue to have a negative effect on our long-term fixed contracts over the next three years.

We have experienced significant material shortages during the three months ended October 2, 2022 and extending into the first three months of fiscal year 2023 from two significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first quarter of fiscal year 2023 have negatively impacted our production levels and have pushed the expected delivery dates into the second and third quarters of fiscal year 2023. We are aggressively seeking alternative sources for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. In addition, one of our major customers for the Applied Optics Center has requested a significant schedule delay pushing their laser filter unit delivery schedules from the first half into the second half of fiscal year 2023.

In November 2022, we increased our line of credit to $2.0 million from $1.125 million to facilitate our working capital requirements due to the delays and increased backlog. As supplier issues and labor shortages abate, we anticipate increased revenue beginning in the second quarter and increased working capital during the second half of fiscal year 2023 with a recovery expected by fiscal year end 2023. Based on our current backlog, we anticipate an overall increase for fiscal year 2023 revenues as compared to the 2022 levels.

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” in our annual report on Form 10-K for the year ended October 2, 2022 for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S ground system military programs, which has a direct impact on the Optex Systems Richardson segment revenue, all of which is incorporated herein by reference.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended January 1, 2023 and January 2, 2022 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

Results of Operations Selective Financial Information

(Thousands)

	Three months ended
	January 1, 2023				January 2, 2022
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$1,619	$2,421	$-	$4,040	$1,857	$2,483	$-	$4,340
Intersegment Revenues	-	116	(116)	-	-	180	(180)	-
Total Segment Revenue	1,619	2,537	(116)	4,040	1,857	2,663	(180)	4,340

Total Cost of Sales	1,460	1,979	(116)	3,323	1,667	2,030	(180)	3,517

Gross Profit	159	558	-	717	190	633	-	823
Gross Margin %	9.8%	22.0%	-	17.7%	10.2%	23.8%	-	19.0%

General and Administrative Expense	863	101	35	999	642	109	57	808
Segment Allocated G&A Expense	(280)	280	-	-	(236)	236	-	-
Net General & Administrative Expense	583	381	35	999	406	345	57	808

Operating (Loss) Income	(424)	177	(35)	(282)	(216)	288	(57)	15
Operating (Loss) Income %	(26.2)%	7.0%	-	(7.0)%	(11.6)%	10.8%	-	0.3%

Net (Loss) Income before taxes	$(424)	$177	$(35)	$(282)	$213	$(77)	$967	$1,103
Net (Loss) Income before taxes %	(26.2)%	7.0%	-	(7.0)%	(11.6)%	10.8%	-	0.3%

Our total revenues decreased by $300 thousand, or 6.9%, comparing the three months ended January 1, 2023 with the three months ended January 2, 2022. The decrease in revenue was primarily driven by a $238 thousand decrease in external revenue at the Optex Richardson segment and a $62 thousand decrease in external revenue at the Applied Optics Center segment, respectively, over the prior year period. The decrease in revenue was due to supply chain issues, labor shortage and customer schedule delays across the segments.

Consolidated gross profit for the three months ended January 1, 2023 decreased by $106 thousand, or 12.9%, compared to the prior year period. The decrease in profit was primarily attributable to a decrease in consolidated revenue across a relatively fixed overhead cost base, changes in revenue mix between the segments, and inflationary material and labor pressure against our long-term fixed price contracts.

Our operating income for the three months ended January 1, 2023 decreased by $297 thousand to a loss of $282 thousand, as compared to the prior year period operating income of $15 thousand. The decrease in operating income was primarily driven by lower gross profit combined with an increase in general and administrative spending.

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

The table below summarizes our three-month operating results for the periods ended January 1, 2023 and January 2, 2022, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	Three months ended (thousands)
	January 1, 2023	January 2, 2022

Net (Loss) Income (GAAP)	$(223)	$29
Add:
Depreciation and Amortization	81	72
Federal Income Tax Benefit	(59)	(14)
Stock Compensation	35	57
Adjusted EBITDA – Non-GAAP	$(166)	$144

Our net income decreased by $252 thousand to a loss of $223 thousand for the three months ended January 1, 2023, as compared to income of $29 thousand for the three months ended January 2, 2022. Our adjusted EBITDA decreased by $310 thousand to a loss of $166 thousand for the three months ended January 1, 2023, as compared to income of $144 thousand for the three months ended January 2, 2022. The decrease in the three-month period ended January 1, 2023 is primarily driven by lower revenue and operating profit as compared to the prior year. Operating segment performance is discussed in greater detail throughout the previous and following sections.

Backlog

During the three months ended January 1, 2023 the Company booked $11.2 million in new orders, representing a 220.0% increase over the prior year period new orders of $3.5 million. Both segments experienced a sizeable growth in orders as compared to the prior year period.

The orders for the most recently completed quarter consist of $8.6 million for our Optex Richardson segment and $2.6 million attributable to the Applied Optics Center. The following table depicts the new customer orders for the three months ending January 1, 2023 as compared to the three-month period ending January 2, 2022 in millions of dollars:

	(Millions)
Product Line	Q1 2023	Q1 2022	Variance	% Chg
Periscopes	$3.7	$2.2	$1.5	68.2%
Sighting Systems	3.4	0.1	3.3	3300.0%
Howitzer	-	-	-	-%
Other	1.5	0.3	1.2	400.0%
Optex Systems – Richardson	8.6	2.6	6.0	230.8%
Optical Assemblies	1.2	0.2	1.0	500.0%
Laser Filters	1.3	-	1.3	100.0%
Day Windows	-	-	-	-%
Other	0.1	0.7	(0.6)	(85.7)%
Applied Optics Center – Dallas	2.6	0.9	1.7	188.9%
Total Customer Orders	$11.2	$3.5	$7.7	220.0%

The Company has seen significant increases in orders for many of its defense and commercial products during the first three months of fiscal year 2023 inclusive of two new customers for our sighting systems and filter programs. On November 1, 2022, the Company announced it has been awarded a $3.4 million order to repair and refurbish night vision equipment for the Government of Israel. The order represents a significant increase in our Optex Richardson sighting systems business base for a new customer and includes an additional potential award value with a 100% optional award quantity clause. In October 2023 the Company booked a $0.9 million award for Applied Optics Center laser interface filters for a new defense customer in addition to increased purchase orders for our commercial optical assemblies for our existing customer.

Backlog as of January 1, 2023, was $40.1 million as compared to a backlog of $26.5 million as of January 2, 2022, representing an increase of $13.6 million or 51.3%. Backlog as compared to October 2, 2022 increased by $7.2 million, or 21.9% from $32.9 million. The following table depicts the current expected delivery by period of all contracts awarded as of January 1, 2023 in millions of dollars:

	(Millions)
Product Line	Q2 2023	Q3 2023	Q4 2023	2023 Delivery	2024+ Delivery	Total Backlog 1/1/2023	Total Backlog 1/2/2022	Variance	% Chg
Periscopes	$2.7	$2.8	$1.1	$6.7	$3.3	$10.0	$6.9	$3.1	44.9%
Sighting Systems	0.2	1.2	0.9	2.3	2.6	4.9	1.5	3.4	226.7%
Howitzer	-	0.1	0.1	0.2	2.1	2.3	2.3	-	-%
Other	1.2	0.6	0.9	2.7	2.1	4.8	1.0	3.8	380.0%
Optex Systems - Richardson	4.1	4.7	3.0	11.9	10.1	22.0	11.7	10.3	88.0%
Optical Assemblies	1.6	1.6	1.5	4.7	1.8	6.5	4.1	2.4	58.5%
Laser Filters	1.2	2.4	3.1	6.8	2.6	9.4	9.0	0.4	4.4%
Day Windows	0.1	0.2	0.1	0.4	1.4	1.8	0.9	0.9	100.0%
Other	0.3	0.1	0.1	0.3	0.1	0.4	0.8	(0.4)	(50.0)%
Applied Optics Center - Dallas	3.2	4.3	4.8	12.2	5.9	18.1	14.8	3.3	22.3%
Total Backlog	$7.3	$9.0	$7.8	$24.1	$16.0	$40.1	$26.5	$13.6	51.3%

Optex Systems Richardson backlog as of January 1, 2023, was $22.0 million as compared to a backlog of $11.7 million as of January 2, 2022, representing an increase of $10.3 million or 88.0%.

Applied Optics Center backlog as of January 1, 2023, was $18.1 million as compared to a backlog of $14.8 million as of January 2, 2022, representing an increase of $3.3 million, or 22.3%.

Please refer to “Material Trends” above or “Liquidity and Capital Resources” below for more information on recent developments and trends with respect to our orders and backlog, which information is incorporated herein by reference.

The Company continues to aggressively pursue international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We continue to review and seek potential products, outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing excess capacity.

Three Months Ended January 1, 2023 Compared to Three Months Ended January 2, 2022

Revenues. For the three months ended January 1, 2023, revenues decreased by $300 thousand or 6.9% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	January 1, 2023	January 2, 2022	Variance	% Chg
Periscopes	$1,325	$1,065	$260	24.4
Sighting Systems	189	274	(85)	(31.0)
Howitzers	-	-	-	-
Other	105	518	(413)	(79.7)
Optex Systems – Richardson	1,619	1,857	(238)	(12.8)
Optical Assemblies	1,508	1,145	363	31.7
Laser Filters	557	937	(380)	(40.6)
Day Windows	161	220	(59)	(26.8)
Other	195	181	14	7.7
Applied Optics Center – Dallas	2,421	2,483	(62)	(2.5)
Total Revenue	$4,040	$4,340	$(300)	(6.9)

Optex Systems Richardson revenue decreased by $238 thousand or 12.8% for the three months ended January 1, 2023 as compared to the three months ended January 2, 2022 on lower customer demand for sighting system repairs and muzzle reference systems (other) as compared to the prior year period. In addition, shipments against existing periscope orders have been delayed into the next quarter due to supplier and manpower shortages. We anticipate higher revenue beginning during the second quarter and increasing through the second half of fiscal year 2023 as the supplier and labor shortages are resolved and the backlog has significantly increased on new orders. We anticipate additional periscope orders for delivery in the last fiscal quarter of 2023.

Applied Optics Center revenue decreased by $62 thousand or 2.5% for the three months ended January 1, 2023 as compared to the three months ended January 2, 2022. The revenue decrease is primarily attributable to customer requested shipment delays for our laser filter units for a large defense contractor to accommodate their ongoing facility move. Based on current backlog and the post-move adjusted customer delivery schedule, we are anticipating revenue to begin increasing during the next quarter with more significant increases occurring during the second half of the fiscal year.

Gross Profit. The gross margin during the three-month period ended January 1, 2023 was 17.7% of revenue as compared to a gross margin of 19.0% of revenue for the period ended January 2, 2022. The gross profit decreased by $106 thousand to $717 thousand for the three months ended January 1, 2023 as compared to $823 thousand in the prior year three months. The decrease in gross profit is primarily attributable to lower revenue spread across a relatively fixed cost base, changes in mix between products and operating segments and material and labor inflationary pressure on our long-term contracts. Cost of sales decreased to $3.3 million for the current period as compared to the prior year period of $3.5 million on lower period revenue and increased cost.

G&A Expenses. During the three months ended January 1, 2023 and January 2, 2022, we recorded operating expenses of $999 thousand and $808 thousand, respectively. Operating expenses increased by 23.6% between the respective periods primarily due to increased labor costs, office expenses, legal and audit fees.

Operating (Loss) Income. During the three months ended January 1, 2023, we recorded an operating loss of ($282) thousand, as compared to operating income of $15 thousand during the three months ended January 2, 2022. The $297 thousand decrease in operating income for the current year period from the prior year period is primarily due to lower gross profit and increased general and administrative costs in the current year quarter as compared to the prior year quarter.

Net (Loss) Income applicable to common shareholders. During the three months ended January 1, 2023, we recorded a net loss applicable to common shareholders of ($223) thousand as compared to a net income applicable to common shareholders of $29 thousand during the three months ended January 2, 2022. The change in net income of $252 thousand is primarily attributable to lower revenue and gross profit combined with increased general and administrative costs.

Liquidity and Capital Resources

As of January 1, 2023, the Company had working capital of $9.7 million, as compared to $10.0 million as of October 2, 2022.

During the three months ended January 1, 2023, we generated operating cash flow of $451 thousand and spent ($90) thousand on acquisitions of property and equipment.

The Company has capital commitments of $209 thousand for the purchase of property and equipment consisting of an ultrasonic aqueous system and a reflectometer device during the next ninety days.

Backlog as of January 1, 2023 was $40.1 million as compared to a backlog of $32.9 million and $26.5 million as of October 2, 2022 and January 2, 2022, respectively, and representing an increase of 21.9% and 51.3%, respectively.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At January 1, 2023, the Company had approximately $1.3 million in cash and an outstanding payable balance of zero against its $2.0 million line of credit. As of January 1, 2023, our outstanding accounts receivable was $1.6 million. We expect the accounts to be collected during the second quarter of fiscal 2023.

Recently experienced supplier delays, labor shortages, and customer schedule changes negatively impacted our revenue during the three months ended January 1, 2023 but are expected to abate during the second quarter of fiscal year 2023. As described in more detail below, in November 2022, we increased our line of credit to $2.0 million from $1.125 million, to facilitate our working capital requirements due to the delays and increased backlog. We anticipate higher revenue beginning during the second quarter and increasing through the second half of fiscal year 2023 as the supplier and labor shortages combined with customer schedule delays are resolved and the backlog has significantly increased on new orders.

In the short term, the Company plans to utilize its current cash, open line of credit and operating cash flow to fund inventory purchases in support of the backlog growth and higher anticipated revenue during the next nine months. Short term cash in excess of our working capital needs may be also be used to fund the purchase of property and equipment required to maintain or meet our growing backlog in addition to repurchasing common stock against our current stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company or product line acquisitions, or additional stock purchases as attractive opportunities present themselves.

In some instances, new government contract awards may allow for contract financing in the form of progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries. Currently none of our existing contracts allow for progress payments.

The Company expects to generate net income and positive cash flow from operating activities over the next nine months. To achieve and retain profitability, we need to maintain a level of revenue adequate to support our cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit during the next nine months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic, labor shortages and supply chain issues could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

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

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of January 1, 2023, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the three months ended January 1, 2023, there were no stock repurchases against the plan.

Critical Accounting Estimates

A critical accounting estimate is an estimate that:

●	is made in accordance with generally accepted accounting principles,

●	involves a significant level of estimation uncertainty, and

●	has had or is reasonably likely to have a material impact on the company’s financial condition or results of operation.

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended October 2, 2022.

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog inhouse that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of January 1, 2023, the Company had accrued warranty costs of $229 thousand, as compared to $169 thousand as of October 2, 2022. The primary reason for the $60 thousand increase in reserve balances relates to an increase in customer returned backlog pending repair or replacement to our customer during the preceding three-month period.

As of January 1, 2023 and October 2, 2022, we had $282 thousand, and $289 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to COVID-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. During the three months ended January 1, 2023, the Company recognized additional expenses for contract loss reserves of $51 thousand on new task awards against the long-term fixed contracts and applied $58 thousand of the reserves against revenues booked during the period. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of January 1, 2023 and October 2, 2022, our deferred tax assets consisted of $1.8 million, partially offset by a valuation reserve of $0.8 million against those assets for a net deferred tax asset of $1.0 million. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended January 1, 2023, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of January 1, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended January 1, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 2, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its common shares during the three months ended January 1, 2023. As of January 1, 2023, the maximum dollar value that may yet be purchased against the Company’s stock repurchase plan is $560 thousand.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Line of Credit Note dated as of November 21, 2022 by and among Optex Systems Holdings, Inc., Optex Systems, Inc. and PNC Bank, National Association*

10.2	Employment Agreement of Danny Schoening, dated December 1, 2022*

31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 13, 2023	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 13, 2023	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

