Form 10-Q
period 2023-04-02
Optex Systems Holdings Inc
filed 2023-05-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	000-54114	90-0609531
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 764-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	OPXS	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 16, 2023: 6,763,070 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q

For the period ended April 2, 2023

2

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 2, 2023 (UNAUDITED) AND OCTOBER 2, 2022	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2023 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED APRIL 3, 2022 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 2, 2023 (UNAUDITED) AND THE SIX MONTHS ENDED APRIL 3, 2022 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2023 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED APRIL 3, 2022 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	April 2, 2023	October 2, 2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$676	$934
Accounts Receivable, Net	2,276	2,908
Inventory, Net	11,292	9,212
Contract Asset	336	-
Prepaid Expenses	442	328

Current Assets	15,022	13,382

Property and Equipment, Net	948	968

Other Assets
Deferred Tax Asset	873	942
Right-of-use Asset	2,984	3,222
Security Deposits	23	23

Other Assets	3,880	4,187

Total Assets	$19,850	$18,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,308	$706
Operating Lease Liability	612	604
Federal Income Taxes Payable	-	331
Accrued Expenses	890	958
Accrued Selling Expense	336	-
Accrued Warranty Costs	266	169
Contract Loss Reserves	113	289
Customer Advance Deposits	131	311

Current Liabilities	3,656	3,368

Other Liabilities
Credit Facility	1,007	-
Operating Lease Liability, net of current portion	2,528	2,761

Other Liabilities	3,535	2,761

Total Liabilities	7,191	6,129

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,723,070 and 6,716,638 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,091	21,096
Accumulated Deficit	(8,439)	(8,695)

Stockholders’ Equity	12,659	12,408

Total Liabilities and Stockholders’ Equity	$19,850	$18,537

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Revenue	$6,370	$5,136	$10,410	$9,475

Cost of Sales	4,817	4,420	8,140	7,936

Gross Profit	1,553	716	2,270	1,539

General and Administrative Expense	938	907	1,937	1,715

Operating Income (Loss)	615	(191)	333	(176)

Interest Expense	(8)	-	(8)	-
Other Income (Expense)	(8)	-	(8)	-

Income (Loss) Before Taxes	607	(191)	325	(176)

Income Tax Expense (Benefit), net	$128	$(40)	$69	$(54)

Net Income (Loss)	$479	$(151)	$256	$(122)

Basic income (loss) per share	$0.07	$(0.02)	$0.04	$(0.01)

Weighted Average Common Shares Outstanding - basic	6,643,070	8,255,578	6,589,854	8,242,279

Diluted income (loss) per share	$0.07	$(0.02)	$0.04	$(0.01)

Weighted Average Common Shares Outstanding – diluted	$6,668,917	$8,255,578	$6,620,800	$8,242,279

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	(Thousands) Six months ended
	April 2, 2023	April 3, 2022

Cash Flows from Operating Activities:
Net Income (Loss)	$256	$(122)

Adjustments to Reconcile Net Income (Loss) to Net Cash (used in) provided by Operating Activities:
Depreciation and Amortization	166	147
Stock Compensation Expense	53	92
Deferred Tax	69	(54)
Accounts Receivable	632	1,259
Inventory	(2,080)	(798)
Contract Asset	(336)	-
Prepaid Expenses	(114)	(29)
Leases	13	65
Accounts Payable and Accrued Expenses	534	703
Federal Income Taxes Payable	(331)	-
Accrued Warranty Costs	97	77
Accrued Selling Expense	336	-
Customer Advance Deposits	(180)	-
Estimated Contract Losses Accrued	(176)	-
Total Adjustments	(1,317)	1,462
Net Cash (used in) provided by Operating Activities	(1,061)	1,340

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(146)	(118)
Net Cash used in Investing Activities	(146)	(118)

Cash Flows provided by (used in) Financing Activities
Borrowing from Credit Facility	1,007	-
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(58)	(19)
Stock Repurchase	-	(222)
Net Cash provided by (used in) Financing Activities	949	(241)

Net (Decrease) Increase in Cash and Cash Equivalents	(258)	981
Cash and Cash Equivalents at Beginning of Period	934	3,900
Cash and Cash Equivalents at End of Period	$676	$4,881

Supplemental Cash Flow Information:

Non Cash Transactions:
Treasury Stock Retired	-	(291)

Cash Transactions:
Cash Paid for Taxes	497	-
Cash Paid for Interest	8	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended April 2, 2023
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at January 1, 2023	6,763,070	-	$7	$-	$21,116	$(8,918)	$12,205
Stock Compensation Expense	-	-	-	-	17	-	17
Taxes on Shares Issued for Vested Restricted Stock Units	-	-	-	-	(42)	-	(42)
Unvested Shares Forfeited (1)	(40,000)	-	-	-	-	-	-
Net Income	-	-	-	-	-	479	479

Balance at April 2, 2023	6,723,070	-	$7	$-	$21,091	$(8,439)	$12,659

	Three months ended April 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at January 2, 2022	8,546,920	72,793	$9	$(143)	$25,809	$(9,949)	$15,726
Stock Compensation Expense	-	-	-	-	35	-	35
Taxes on Shares Issued for Vested Restricted Stock Units	-	-	-	-	(19)	-	(19)
Common Stock Repurchase (2)	-	78,733	-	(148)	-	-	(148)
Cancellation of Treasury Shares	(151,526)	(151,526)	(1)	291	(291)	-	(1)
Net Loss	-	-	-	-	-	(151)	(151)

Balance at April 3, 2022	8,395,394	-	$8	$-	$25,534	$(10,100)	$15,442

	Six months ended April 2, 2023
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 2, 2022	6,716,638	-	$7	$-	$21,096	$(8,695)	$12,408
Stock Compensation Expense	-	-	-	-	53	-	53
Vested Restricted Stock Units Issued Net of Tax Withholding	46,432	-	-	-	(58)	-	(58)
Unvested Shares Forfeited (1)	(40,000)	-	-	-	-	-	-
Net Income	-	-	-	-	-	256	256

Balance at April 2, 2023	6,723,070	-	$7	$-	$21,091	$(8,439)	$12,659

	Six months ended April 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity
Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	15,714
Stock Compensation Expense	-	-	-	-	92	-	92
Vested Restricted Stock Units Issued Net of Tax Withholding	23,216	-	-	-	(19)	-	(19)
Common Stock Repurchase (2)	-	115,971	-	(222)	-	-	(222)
Cancellation of Treasury Shares	(151,526)	(151,526)	(1)	291	(291)	-	(1)
Net Loss	-	-	-	-	-	(122)	(122)

Balance at April 3, 2022	8,395,394	-	$8	$-	$25,534	$(10,100)	$15,442

(1)	Common unvested restricted shares which were forfeited and cancelled in February 2023.
(2)	Common shares repurchased in the open market through April 3, 2022 shares were held in treasury stock using the cost method and subsequently cancelled prior to April 3, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the six months ended April 2, 2023 were derived from the U.S. government (20%), two major U.S. defense contractors (16% and 5%, respectively), one major commercial customer (33%) and all other customers (26%). Approximately 96% of the total company revenue is generated from domestic customers and 4% is derived from foreign customers, primarily in Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of April 2, 2023, Optex Systems Holdings operated with 97 full-time equivalent employees.

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

Inventory: As of April 2, 2023 and October 2, 2022, inventory included:

	(Thousands)
	April 2, 2023	October 2, 2022
Raw Material	$6,637	$6,953
Work in Process	4,594	2,722
Finished Goods	872	348
Gross Inventory	$12,103	$10,023
Less: Inventory Reserves	(811)	(811)
Net Inventory	$11,292	$9,212

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of April 2, 2023 consist of U.S. government agencies (9%), five major U.S. defense contractors (13%, 13%, 10%, 10% and 8%, respectively), one commercial customer (25%) and all other customers (12%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of April 2, 2023, and October 2, 2022, the Company had warranty reserve balances of $266 and $169 thousand, respectively.

	Three months ended		Six Months ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Beginning balance	$229	$122	$169	$78

Incurred costs for warranties satisfied during the period	(16)	-	(16)	(2)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	60	33	119	79
Change in estimate for pre-existing warranty liabilities(2)	(7)	-	(6)	-
Warranty Expense	53	33	113	79

Ending balance	$266	$155	$266	$155

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and six months ended April 2, 2023, we recognized $112 thousand and $226 thousand in service contract revenue. During the three and six months ended April 3, 2022, we recognized $120 thousand and $240 thousand in service contract revenue.

During the three- and six-month periods ended April 2, 2023, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $1 thousand and $223 thousand. During the three- and six-month periods ended April 3, 2022, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $30 and $30 thousand. As of April 2, 2023, we had $131 thousand in customer deposit liabilities.

As of October 2, 2022 and April 2, 2023, there was zero and $336 thousand in accrued selling expenses and zero and $336 thousand in contract assets related to a new $3.4 million contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries expected to begin in the fourth quarter of fiscal year 2023 and extend through fiscal year 2024.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. As of April 2, 2023 and October 2, 2022, the accrued contract loss reserves were $113 thousand and $289 thousand, respectively. During the three and six months ended April 2, 2023, the Company recognized a gain on changes in estimates for the contract loss reserves of $57 thousand and $5 thousand and applied reserves of $112 thousand $171 thousand to cost of sales against revenues booked during the periods, respectively.

Income Tax/Deferred Tax: As of April 2, 2023 and October 2, 2022, Optex Systems, Inc. had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control. During the six months ended April 2, 2023, our deferred tax assets decreased by $69 thousand related to temporary tax adjustments.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has potentially dilutive securities outstanding, which include unvested restricted stock units and unvested shares of restricted stock. The Company uses the Treasury Stock Method to compute the dilutive effect of any dilutive shares. Unvested restricted stock units and shares of restricted stock that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the three months ended April 2, 2023, 80,000 shares of unvested restricted stock (which convert to 25,847 incremental shares) were included in the diluted earnings per share calculation. For the three months ended April 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 70,007 incremental shares) were excluded from the diluted earnings per share calculation due to the antidilutive effect of the net loss during the period.

For the six months ended April 2, 2023, 80,000 shares of unvested restricted stock (which convert to an aggregate of 30,946 incremental shares) were included in the diluted earnings per share calculation. For the six months ended April 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 61,434 incremental shares) were excluded from the diluted earnings per share calculation due to the antidilutive effect of the net loss.

Note 3 - Segment Reporting

The Company’s two reportable segments, Applied Optics Center and Optex Systems – Richardson (“Optex Systems”), are strategic businesses offering similar products to similar markets and customers; however, they are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and management at the time of the acquisition was retained.

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Systems segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs, but exclude profits that would apply to third party external customers.

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 94% and sales to commercial customers represented approximately 6% of the external segment revenue for the six months ended April 2, 2023. The Optex Systems segment revenue is comprised of approximately 85% domestic military customers and 9% foreign military customers. For the six months ended April 2, 2023, Optex Systems – Richardson represented 45% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (17%), one major U.S. defense contractor (13%), and all other customers (15%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of April 2, 2023, the Richardson facility operated with 52 full time equivalent employees in a single shift operation. The facilities at Optex Systems, Richardson serve as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 59% and military sales to prime and subcontracted customers represented approximately 41% of the external segment revenue for the six months ended April 2, 2023. Approximately 96% of the AOC revenue was derived from external customers and approximately 4% was related to intersegment sales to Optex Systems in support of military contracts. For the six months ended April 2, 2023, AOC represented 55% of the Company’s total consolidated revenue and consisted of revenue from one major defense contractor (5%), one commercial customer (31%), and all other customers (19%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of April 2, 2023, AOC operated with 45 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended April 2, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,053	$3,317	$-	$6,370
Intersegment revenues	-	130	(130)	-
Total revenue	$3,053	$3,447	$(130)	$6,370

Interest expense	$-	$-	$8	$8

Depreciation and amortization	$13	$72	$-	$85

Income (loss) before taxes	$(45)	$677	$(25)	$607

Other significant noncash items:
Allocated home office expense	$(312)	$312	$-	$-
Stock compensation expense	$-	$-	$17	$17
Warranty expense	$-	$53	$-	$53

Segment assets	$11,283	$8,567	$-	$19,850
Expenditures for segment assets	$25	$31	$-	$56

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended April 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,078	$3,058	$-	$5,136
Intersegment revenues	-	255	(255)	-
Total revenue	$2,078	$3,313	$(255)	$5,136

Interest expense	$-	$-	$-	$-

Depreciation and amortization	$10	$65	$-	$75

Income (loss) before taxes	$(243)	$87	$(35)	$(191)

Other significant noncash items:
Allocated home office expense	$(298)	$298	$-	$-
Stock compensation expense	$-	$-	$35	$35
Warranty expense	$-	$33	$-	$33

Segment assets	$14,457	$6,777	$-	$21,234
Expenditures for segment assets	$(19)	$47	$-	$28

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended April 2, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,672	$5,738	$-	$10,410
Intersegment revenues	-	245	(245)	-
Total revenue	$4,672	$5,983	$(245)	$10,410

Interest expense	$-	$-	$8	$8

Depreciation and amortization	$24	$142	$-	$166

Income (loss) before taxes	$(468)	$854	$(61)	$325

Other significant noncash items:
Allocated home office expense	$(592)	$592	$-	$-
Stock compensation expense	$-	$-	$53	$53
Warranty expense	$-	$113	$-	$113

Segment assets	$11,283	$8,567	$-	$19,850
Expenditures for segment assets	$25	$121	$-	$146

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended April 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,934	$5,541	$-	$9,475
Intersegment revenues	-	435	(435)	-
Total revenue	$3,934	$5,976	$(435)	$9,475

Interest expense	$-	$-	$-	$-

Depreciation and amortization	$20	$127	$-	$147

Income (loss) before taxes	$(460)	$376	$(92)	$(176)

Other significant noncash items:
Allocated home office expense	$(534)	$534	$-	$-
Stock compensation expense	$-	$-	$92	$92
Warranty expense	$-	$79	$-	$79

Segment assets	$14,457	$6,777	$-	$21,234
Expenditures for segment assets	$6	$112	$-	$118

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The facility leased by Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $11.9 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The facility leased by Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term included 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $8.6 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

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

As of April 2, 2023, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2023 Base year lease	$161	$145	$7	$313	$125
2024 Base year lease	327	296	15	638	256
2025 Base year lease	336	305	15	656	261
2026 Base year lease	346	313	3	662	266
2027 Base year lease	357	322	-	679	272
2028 Base year lease	242	330	-	572	198
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,769	$1,794	$40	$3,603	$1,408
Imputed interest on lease payments (1)	(218)	(243)	(2)	(463)
Total Operating Lease Liability(3)	$1,551	$1,551	$38	$3,140

Right-of-use Asset(2)	$1,465	$1,481	$38	$2,984

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $156 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $612 thousand and $2,528 thousand, respectively.

Total expense under both facility lease agreements for the three months ended April 2, 2023 and April 3, 2022 was $224 and $210 thousand, respectively. Total office equipment rentals included in operating expenses was $5 and $8 thousand for the three months ended April 2, 2023 and April 3, 2022, respectively.

Total expense under both facility lease agreements for the six months ended April 2, 2023 and April 3, 2022 was $438 and $419 thousand, respectively. Total office equipment rentals included in operating expenses was $10 thousand and $10 thousand for the six months ended April 2, 2023 and April 3, 2022, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (collectively, the “Borrowers”) entered into a line of credit facility (the “PNC Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms were as follows:

●	The principal amount of the PNC Facility was $2.25 million. The PNC Facility matured on April 15, 2022. The interest rate was variable based on PNC’s prime rate minus 0.25%, initially set at 3% at loan origination, and all accrued and unpaid interest was payable monthly in arrears starting on May 15, 2020; and the principal amount was due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There were commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrowers, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense).

●	The PNC Facility contained commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and others.

●	The PNC Facility was secured by a first lien on all of the assets of Borrowers.

On April 12, 2022, the Borrowers entered into an Amended and Restated Loan Agreement (the “PNC Loan Agreement”) with PNC, pursuant to which the PNC Facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. The line of credit was paid in full on March 22, 2023 and replaced with a new line of credit from Texas Capital Bank.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “PNC Line of Credit Note”) to PNC in connection with an increase of the PNC Facility from $1.125 million to $2.0 million. Obligations outstanding under the PNC Facility accrued interest at a rate equal to PNC’s prime rate minus 0.25%.

The PNC Line of Credit Note and PNC Loan Agreement contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The PNC Facility was secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the PNC Facility were subject to acceleration upon the occurrence of an event of default as defined in the PNC Line of Credit Note and PNC Loan Agreement.

As of October 2, 2022 and April 2, 2023, the outstanding balance under the PNC facility was zero.

Credit Facility — Texas Capital Bank

On March 22, 2023, the Borrowers entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The Texas Capital Facility replaced the $2 million PNC Facility.

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of April 2, 2023 the interest rate was 7.501% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit.

The outstanding balance under the Texas Capital Facility was $1.0 million as of April 2, 2023. For the three months and six months ended April 2, 2023, the total interest expense under the facilities was $8 thousand. For the three months and six months ended April 3, 2022, the total interest expense under the facilities was zero.

Note 6 -Stock Based Compensation

2023 Equity Incentive Plan

On February 16, 2023, the Company’s shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), under which 600,000 shares of common stock are reserved for issuance. The 2023 Plan permits the grant of stock options, performance shares, performance units, restricted stock, restricted stock units and stock appreciation rights to officers, other employees, individuals engaged to become officers or employees, consultants, advisors and non-executive directors of the Company. In connection with the approval of the 2023 Plan, the Company’s 2016 Restricted Stock Unit Plan and 2009 Stock Option Plan were both canceled.

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, with the latter granted under the Company’s 2016 Restricted Stock Unit Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75
Granted	—	—	—	—
Vested	(33,000)	1.73	(60,000)	1.75
Forfeited	—	—	—	—
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75
Granted	-	-	-	-
Vested	(66,000)	1.52	(60,000)	1.75
Forfeited	-	-	(40,000)	1.75
Outstanding at April 2, 2023	-	$-	80,000	$1.75

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of April 2, 2023, there was no unrecognized compensation cost relating to this award.

On February 17, 2020, the Company granted 50,000 restricted stock units to Bill Bates, General Manager of the Applied Optics Center. The restricted stock units vest as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $2.13 per share. The Company amortized the grant date fair value of $107 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on February 17, 2020.

On April 30, 2020, the Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total market value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2022, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. As of April 2, 2023, there were 80,000 unvested restricted shares outstanding.

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

As of the December 1, 2021 modification date related to the third and final vesting date of the 49,500 unvested restricted stock units held by Danny Schoening, there was no change in the fair value of the modified award as compared to the original award immediately prior to the modification date. The restricted stock units initially were certain to vest on January 1, 2022, but due to the modification, they were less certain to vest, contingent on a “change in control” occurring, which change in control, in case Mr. Schoening was terminated by the Company without cause or he resigns with good reason prior to such change in control, was required to occur prior to March 13, 2023. As of the modification date, there was $5 thousand of unrecognized compensation cost associated with the original award. As a matter of expediency, the unrecognized compensation expense as of the modification date was fully expensed through January 1, 2022. There is no additional compensation expense associated with the modification of the restricted stock unit agreement.

On November 28, 2022, the Company entered into a new employment agreement with Danny Schoening which amended Mr. Schoening’s RSU Agreement, dated January 2, 2019, which had been previously amended as of December 1, 2021, by changing the third and final vesting date for the restricted stock units granted under such agreement from the “change of control date” to January 1, 2023.

On January 4, 2022, the Company issued 23,216 common shares to Karen Hawkins, CFO, and Bill Bates (AOC GM), net of tax withholding of $19 thousand, in settlement of 33,000 restricted stock units which vested on January 1, 2022.

On January 4, 2023, the Company issued 46,432 common shares to Danny Schoening, CEO, and Bill Bates (AOC GM), net of tax withholding of $58 thousand, in settlement of 66,000 restricted stock units which vested on January 1, 2023. As of April 2, 2023, there are zero unvested restricted stock units outstanding.

See also “Note 8 – Subsequent Events.”

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022	April 2, 2023	October 2, 2022

Restricted Shares	$17	$26	$44	$53	$123	$236
Restricted Stock Units	-	9	9	39	-	9
Total Stock Compensation	$17	$35	$53	$92	$123	$245

Note 7 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and six months ended April 2, 2023 and the twelve months ended October 2, 2022.

Common stock

On September 22, 2021, the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market transactions or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC. During the three and six months ended April 2, 2023, there were zero common shares repurchased under the program. A summary of the purchases under the program through October 2, 2022 follows (All shares purchased have been cancelled):

Fiscal Period	Total number of shares purchased	Total purchase cost (thousands)	Average price paid per share (with commission)	Maximum dollar value that may yet be purchased under the plan (thousands)
October 4, 2021 through October 31, 2021	18,265	$37	2.01	$894
November 1, 2021 through November 28, 2021	4,415	9	2.04	885
November 29, 2021 through January 2, 2022	14,558	28	1.93	857
January 3, 2022 through January 30, 2022	15,585	29	1.89	828
January 31, 2022 through February 27, 2022	27,618	49	1.75	779
February 28, 2022 through April 3, 2022	35,530	70	1.98	709
April 4, 2022 through May 1, 2022	12,304	27	2.22	682
May 2, 2022 through May 29, 2022	10,482	22	2.11	660
May 30, 2022 through July 3, 2022	49,657	95	1.90	565
July 4, 2022 through July 25,2022	610	1	2.10	564
July 26, 2022 through August 13, 2022	1,930	4	2.09	560
Total shares repurchased period ended October 2, 2022	190,954	$371	$1.94	$560

Furthermore, on August 18, 2022, the Company announced the commencement of a tender offer to purchase up to $4.25 million in value of shares of its common stock. On September 15, 2022, the Company’s “modified Dutch auction” tender offer expired. In accordance with the terms and conditions of the tender offer, the Company accepted for purchase 1,603,773 shares of common stock at a price of $2.65 per share, for an aggregate cost of approximately $4.25 million, excluding fees and expenses relating to the tender offer. The transaction cost associated with the tender offer was $0.1 million. The shares were immediately cancelled upon completion of the transaction.

As of April 2, 2023 and October 2, 2022, total outstanding common shares were 6,723,070 and 6,716,638, respectively. As of April 2, 2023 and October 2, 2022, there were zero shares held in Treasury.

Note 8 - Subsequent Events

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of the grant date, the aggregate value of the restricted stock units was $117 thousand which will be amortized across the three-year period on a straight-line basis.

On May 3, 2023, the Board of Directors approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares, yet to be determined, will be amortized across the performance period based on a Monte Carlo or binomial valuation model.

On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended October 2, 2022 and our unaudited consolidated financial statements and notes thereto for the quarter ended April 2, 2023, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Recent Events

May 2023 Grants

On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024.

On May 3, 2023, the Board of Directors approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares, yet to be determined, will be amortized across the performance period based on a Monte Carlo or binomial valuation model.

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of the grant date, the aggregate value of the restricted stock units was $117,000, which will be amortized across the three-year period on a straight-line basis.

Texas Capital Credit Facility

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 7.501% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125 thousand Letter of Credit sublimit.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

NASDAQ Listing

On March 14, 2023, the Company’s shares of common stock were listed on the NASDAQ Capital Market under the ticker symbol “OPXS.”

2023 Equity Incentive Plan

On February 16, 2023, the Company’s shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), under which 600,000 shares of common stock are reserved for issuance. The 2023 Plan permits the grant of stock options, performance shares, performance units, restricted stock, restricted stock units and stock appreciation rights to officers, other employees, individuals engaged to become officers or employees, consultants, advisors and non-executive directors of the Company. In connection with the approval of the 2023 Plan, the Company’s 2016 Restricted Stock Unit Plan and 2009 Stock Option Plan were both canceled.

Material Trends

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the first six months of fiscal year 2023 and is expected to continue to have a negative effect on our long-term fixed contracts over the next three years.

We have experienced significant material shortages during the three months ended October 2, 2022 and extending into the first six months of fiscal year 2023 from two significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first half of fiscal year 2023, have negatively impacted our production levels and have pushed expected customer delivery dates into the second half of fiscal year 2023. We are aggressively seeking alternative sources and actively expediting our current suppliers for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. In addition, one of our major customers for the Applied Optics Center requested a significant schedule delay pushing their laser filter unit deliveries from the first half into the second half of fiscal year 2023. We are encouraged by recent improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during the second quarter and anticipate a continuing trend of higher revenue for the segment in the third and fourth quarters.

In March 2023, we moved our line of credit from PNC Bank to Texas Capital Bank and increased our available line of credit to $3.0 million from the previous $2.0 million line with PNC. The increase in credit limit helps us meet our working capital requirements in light of the increased backlog and delay of revenues into the second half of fiscal year 2023. As supplier issues and labor shortages continue to abate, we anticipate increased revenue and working capital with a recovery expected by fiscal year end 2023. Based on our current backlog, we anticipate an overall increase for fiscal year 2023 revenues as compared to the 2022 levels.

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

The table below summarizes our three-and six-month operating results for the periods ended April 2, 2023 and April 3, 2022, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Six months ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Net Income (Loss) (GAAP)	$479	$(151)	$256	$(122)
Add:
Federal Income Tax (Benefit) Expense	128	(40)	69	(54)
Depreciation	85	75	166	147
Stock Compensation	17	35	53	92
Interest Expense	8	-	8	-
Adjusted EBITDA - Non GAAP	$717	$(81)	$552	$63

Our net income increased by $630 thousand to $479 thousand for the three months ended April 2, 2023, as compared to a net loss of ($151) thousand for the prior year period. Our adjusted EBITDA increased by $798 thousand to $717 thousand for the three months ended April 2, 2023, as compared to a loss of ($81) thousand for the prior year period.

Our net income increased by $378 thousand to $256 thousand for the six months ended April 2, 2023, as compared to a net loss of $(122) thousand for the prior year period. Our adjusted EBITDA increased by $615 thousand to $552 thousand for the six months ended April 2, 2023, as compared to $63 thousand for the prior year period.

The increase in the most recent three and six-month period net income and adjusted EBITDA is primarily driven by higher revenue and improved gross profit performance across both operating segments. Operating segment performance is discussed in greater detail throughout the following sections.

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	April 2, 2023				April 3, 2022
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,053	$3,317	$-	$6,370	$2,078	$3,058	$-	$5,136
Intersegment Revenues	-	130	(130)	-	-	255	(255)	-
Total Segment Revenue	3,053	3,447	(130)	6,370	2,078	3,313	(255)	5,136

Total Cost of Sales	2,614	2,333	(130)	4,817	1,903	2,772	(255)	4,420

Gross Profit	439	1,114	-	1,553	175	541	-	716
Gross Margin %	14.4%	32.3%	-	24.4%	8.4%	16.3%	-	13.9%

General and Administrative Expense	796	125	17	938	716	156	35	907
Segment Allocated G&A Expense	(312)	312	-	-	(298)	298	-	-
Net General & Administrative Expense	484	437	17	938	418	454	35	907

Operating Income (Loss)	(45)	677	(17)	615	(243)	87	(35)	(191)
Operating Income (Loss) %	(1.5%)	19.6%	-	9.7	(11.7)%	2.6%	-	(3.7)%

Interest Expense	-	-	(8)	(8)	-	-	-	-

Net Income (Loss) before taxes	$(45)	$677	$(25)	$607	$(243)	$87	$(35)	$(191)
Net Income (Loss) %	(1.5%)	19.6%	-	9.5%	(11.7)%	2.6%	-	(3.7)%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Six months ended
	April 2, 2023				April 3, 2022
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,672	$5,738	$-	$10,410	$3,934	$5,541	$-	$9,475
Intersegment Revenues	-	245	(245)	-	-	435	(435)	-
Total Segment Revenue	4,672	5,983	(245)	10,410	3,934	5,976	(435)	9,475

Total Cost of Sales	4,073	4,312	(245)	8,140	3,569	4,802	(435)	7,936

Gross Profit	599	1,671	-	2,270	365	1,174	-	1,539
Gross Margin %	12.8%	27.9%	-	21.8%	9.3%	19.6%	-	16.2%

General and Administrative Expense	1,659	225	53	1,937	1,359	264	92	1,715
Segment Allocated G&A Expense	(592)	592	-	-	(534)	534	-	-
Net General & Administrative Expense	1,067	817	53	1,937	825	798	92	1,715

Operating Income (Loss)	(468)	854	(53)	333	(460)	376	(92)	(176)
Operating Income (Loss) %	(10.0%)	14.3%	-	3.2%	(11.7)%	6.3%	-	(1.9)%

Interest Expense	-	-	(8)	(8)	-	-	-	-

Income (Loss) before taxes	$(468)	$854	$(61)	$325	$(460)	$376	$(92)	$(176)
Income (loss) before taxes %	(10.0%)	14.3%	-	3.1%	(11.7)%	6.3%	-	(1.9)%

For the three months ended April 2, 2023, our total revenues increased by $1.2 million, or 24.0%, compared to the prior year period. The increase in revenue was primarily driven by increased deliveries at both the Optex Systems Richardson segment of $1.0 million and the Applied Optics Center segment of $0.2 million.

For the six months ended April 2, 2023, our total revenues increased by $0.9 million, or 9.9%, compared to the prior year period. The increase in revenue was primarily driven by increased deliveries at both the Optex Systems Richardson segment of $0.7 million and the Applied Optics Center segment of $0.2 million.

Consolidated gross profit for the three months ended April 2, 2023 increased by $0.8 million, or 116.9%, compared to the prior year period. Consolidated gross profit for the six months ended April 2, 2023 increased by $0.7 million, or 47.5%, compared to the prior year period.

The increase in the most recent three and six-month period gross margin was primarily attributable to higher revenue spread across a fixed manufacturing cost base in both operating segments combined with changes in product mix and improved pricing and operating performance on our Applied Optics optical assembly line.

Our operating income for the three months ended April 2, 2023 increased by $0.8 million compared to the prior year period. The increase in operating income was primarily driven by higher gross profit during the current three-month period.

Our operating income for the six months ended April 2, 2023 increased by $0.5 million compared to the prior year period. The increase in operating income was primarily driven by increased gross profit of $0.7 million offset by increased general and administrative costs of ($0.2) million during the current six-month period.

New Orders and Backlog

Product backlog represents the value of unfulfilled customer manufacturing orders yet to be recognized as revenue. While backlog is not a non-GAAP financial measure, it is also not defined by GAAP. Therefore, our methodology for calculating backlog may not be consistent with methodologies used by other companies. The booked backlog by period may also not be fully indicative of the predicted revenues for those periods as many of our orders provide for accelerated delivery without penalty and may additionally provide customers the option to adjust schedules to meet their most recent projected demand quantities. However, we provide customer order and backlog information as we believe it provides significant insight into forward demand, with some predictive power to short term future revenues.

During the six months ended April 2, 2023, the Company booked $19.1 million in new orders, representing a 84% increase over the prior year period. The increase in orders is primarily attributable to a 139% increase in the Optex Systems – Richardson segment orders over the prior year period. The Applied Optics Center experienced a 5% increase in orders over the prior year period.

The following table depicts the new customer orders for the six months ending April 2, 2023 as compared to the prior year period in millions of dollars by segment and product line:

	(Millions)
Product Line	Six months ended April 2, 2023	Six months ended April 3, 2022	Variance	% Chg
Periscopes	$8.5	$4.6	$3.9	85%
Sighting Systems	3.9	0.5	3.4	680%
Howitzer	-	-	-	-%
Other	2.2	1.0	1.2	120%
Optex Systems – Richardson	14.6	6.1	8.5	139%
Optical Assemblies	1.2	2.4	(1.2)	(50)%
Laser Filters	2.4	0.8	1.6	200%
Day Windows	0.1	0.3	(0.2)	(67)%
Other	0.8	0.8	-	-%
Applied Optics Center – Dallas	4.5	4.3	0.2	5%
Total Customer Orders	$19.1	$10.4	$8.7	84%

The Company has seen significant increases in orders for many of its defense and commercial products during the first six months of fiscal year 2023 inclusive of two new customers for our sighting systems and filter programs. On November 1, 2022, the Company announced it has been awarded a $3.4 million order to repair and refurbish night vision equipment for the Government of Israel. The order represents a significant increase in our Optex Richardson sighting systems business base for a new customer and includes an additional potential award value with a 100% optional award quantity clause. In October 2022, the Company booked a $0.9 million award for Applied Optics Center laser interface filters for a new defense customer in addition to increased purchase orders for our commercial optical assemblies for our existing customer. During the six months ended April 2, 2023, the Optex Systems Richardson segment has received additional task order releases of $6.2 million in periscopes, $1.4 million in other products and $0.4 million in sighting systems against our long running IDIQ periscope contracts.

Backlog as of April 2, 2023 was $41.6 million, compared to a backlog of $28.2 million as of April 3, 2022, representing an increase of $13.4 million or 48%. Backlog as compared to October 2, 2022 increased by $8.7 million, or 26%, from $32.9 million. The following table depicts the current expected delivery by period of all contracts awarded as of April 3, 2023 in millions of dollars:

Product Line	Q3 2023	Q4 2023	2023 Delivery	2024+ Delivery	Total Backlog 4/2/2023	Total Backlog 4/3/2022	Variance	% Chg
Periscopes	$2.5	$2.9	$5.4	$7.2	$12.6	$7.7	$4.9	64%
Sighting Systems	0.6	0.1	0.7	4.6	5.3	1.9	3.4	179%
Howitzer	-	-	-	2.3	2.3	2.2	0.1	5%
Other	0.4	1.5	1.9	3.1	5.0	1.4	3.6	257%
Optex Systems - Richardson	3.5	4.5	8.0	17.2	25.2	13.2	$12.0	91%
Optical Assemblies	1.4	1.5	2.9	1.9	4.8	5.4	(0.6)	(11)%
Laser Filters	2.1	2.3	4.4	4.6	9.0	8.2	0.8	10%
Day Windows	0.1	0.2	0.3	1.6	1.9	0.7	1.2	171%
Other	0.1	0.2	0.3	0.4	0.7	0.7	-	-%
Applied Optics Center - Dallas	3.7	4.2	7.9	8.5	16.4	15.0	1.4	9%
Total Backlog	$7.2	$8.7	$15.9	$25.7	$41.6	$28.2	$13.4	48%

Optex Systems Richardson backlog as of April 2, 2023 was $25.2 million as compared to a backlog of $13.2 million as of April 3, 2022, representing an increase of $12.0 million or 91%.

Applied Optics Center backlog as of April 2, 2023, was $16.4 million as compared to a backlog of $15.0 million as of April 3, 2022, representing an increase of $1.4 million or 9%.

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

Three Months Ended April 2, 2023 Compared to the Three Months Ended April 3, 2022

Revenues. For the three months ended April 2, 2023, revenues increased by $1.2 million or 24.0% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	April 2, 2023	April 3, 2022	Variance	% Chg
Periscopes	$2,137	$1,564	$573	36.6
Sighting Systems	138	176	(38)	(21.6)
Other	778	338	440	130.2
Optex Systems - Richardson	3,053	2,078	975	46.9
Optical Assemblies	1,493	830	663	79.9
Laser Filters	1,562	1,524	38	2.5
Day Windows	69	420	(351)	(83.6)
Other	193	284	(91)	(32.0)
Applied Optics Center - Dallas	3,317	3,058	259	8.5
Total Revenue	$6,370	$5,136	$1,234	24.0

Optex Systems Richardson revenue increased by $1.0 million or 46.9% for the three months ended April 2, 2023 as compared to the prior year period on higher customer demand for periscopes and other products, including a new program for optical wedge assemblies not reflected in the prior year period of $0.3 million and a $0.1 million revenue increase from sales of big eye binocular assemblies.

Applied Optics Center revenue increased by $0.2 million or 8.5% for the three months ended April 2, 2023 as compared to the prior year period. The revenue increase was primarily driven by increases in sales of optical assemblies driven by a mix of improved pricing and higher customer demand, partially offset by decreased revenues in day windows and other products.

Gross Profit. The gross margin during the three-month period ended April 2, 2023 was 24.4% of revenue as compared to a gross margin of 13.9% of revenue for the prior year period. The gross profit increased by $0.8 million to $1.5 million for the three months ended April 2, 2023 as compared to $0.7 million in the prior year three months. The increase in gross profit is primarily attributable to higher revenue, changes in product mix, and increased absorption of fixed overhead across a higher revenue mix. Cost of sales increased to $4.8 million for the current period as compared to the prior year period of $4.4 million on higher revenue.

G&A Expenses. During the three months ended April 2, 2023 and April 3, 2022, we recorded operating expenses of $0.9. Operating expenses remained flat in the current year period as compared with the prior year period as increased labor and office expenses were offset by reductions in other expenses including stock compensation, selling expenses, investor relations expenses, and bad debt expenses.

Operating Income/(Loss). During the three months ended April 2, 2023, we recorded an operating income of $0.6 million, as compared to an operating loss of ($0.2) million during the three months ended April 3, 2022. The $0.8 million increase in operating income for the current year period from the prior year period is primarily due to higher revenue and gross profit during the current year period.

Six Months Ended April 2, 2023 Compared to the Six Months Ended April 3, 2022

Revenues. For the six months ended April 2, 2023, revenues increased by $0.9 million or 9.9% compared to the prior year period as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	April 2, 2023	April 3, 2022	Variance	% Chg
Periscopes	$3,462	$2,629	$833	31.7
Sighting Systems	327	449	(122)	(27.2)
Howitzers	-	-	-	-
Other	883	856	27	3.2
Optex Systems - Richardson	4,672	3,934	738	18.8
Optical Assemblies	2,986	1,975	1,011	51.2
Laser Filters	2,118	2,461	(343)	(13.9)
Day Windows	230	640	(410)	(64.1)
Other	404	465	(61)	(13.1)
Applied Optics Center - Dallas	5,738	5,541	197	3.6
Total Revenue	$10,410	$9,475	$935	9.9

Optex Systems Richardson revenue increased by $0.7 million or 18.8% for the six months ended April 2, 2023 as compared to the prior year period primarily on higher customer demand for periscopes.

Applied Optics Center revenue increased by $0.2 million or 3.6% for the six months ended April 2, 2023 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand for optical assemblies, partially offset by decreased demand for filters, window and other product lines as compared to the prior year period.

Gross Profit. The gross margin during the six-month period ended April 2, 2023 was 21.8% of revenue as compared to a gross margin of 16.2% of revenue for the prior year period. The gross profit increased by $0.8 million to $2.3 million for the six months ended April 2, 2023 as compared to $1.5 million for the prior year period. The increase in gross profit is primarily attributable to higher revenue, changes in product mix and increased fixed cost absorption across a higher revenue base. Cost of sales increased to $8.1 million for the six months ended April 2, 2023 as compared to the prior year period of $7.9 million on higher period revenue.

G&A Expenses. During the six months ended April 2, 2023 and April 3, 2022, we recorded operating expenses of $1.9 million and $1.7 million, respectively. Operating expenses increased by 13% comparing the respective periods primarily due to increased labor, office and legal expenses.

Operating Income/(Loss). During the six months ended April 2, 2023, we recorded operating income of $0.3 million, as compared to an operating loss of ($0.2) million during the six months ended April 3, 2022. The $0.5 million increase in operating income is primarily due to higher gross profit, which was only partially offset by increased general and administrative expenses.

Liquidity and Capital Resources

As of April 2, 2023, the Company had working capital of $11.4 million, as compared to $10.0 million as of October 2, 2022.

During the six months ended April 2, 2023, we used operating cash of ($1.1) million, borrowed $1.0 million against our line of credit and spent $146 thousand on acquisitions of property and equipment. During the period, our inventory increased $2.1 million in support of new program awards and increasing revenues anticipated over the next twelve months.

The Company has capital commitments of $213 thousand for the purchase of property and equipment consisting of an ultrasonic aqueous system and a reflectometer device during the next sixty days.

Backlog as of April 2, 2023 was $41.6 million as compared to a backlog of $32.9 million and $28.2 million as of October 2, 2022 and April 3, 2022, respectively, and representing an increase of 26% and 48%, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At April 2, 2023, the Company had approximately $0.7 million in cash and an outstanding balance of $1.0 million on its line of credit. As of April 2, 2023, our outstanding accounts receivable was $2.3 million. We expect the accounts to be collected during the third quarter of fiscal 2023.

Recently experienced supplier delays, labor shortages, and customer schedule changes negatively impacted our revenue during the three and six months ended April 2, 2023 but are expected to abate during the second half of fiscal year 2023. As described in more detail below, in March 2023, we entered into a new line of credit, effectively increasing our credit limit from $2.0 million to $3.0 million to facilitate our working capital requirements due to the delays and increased backlog. We are encouraged by recent improvements in supplier performance for the Optex Richardson segment periscope line, which yielded increased revenue performance during the second quarter, and anticipate a continuing trend of higher revenue for the segment in the third and fourth quarters.

In the short term, the Company plans to utilize its current cash, available line of credit and operating cash flow to fund inventory purchases in support of the backlog growth and higher anticipated revenue during the next six months. Short term cash in excess of our working capital needs may be also be used to fund the purchase of property and equipment required to maintain or meet our growing backlog in addition to repurchasing common stock against our current stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company or product line acquisitions, or additional stock purchases as attractive opportunities present themselves.

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

We refer to “Note 4 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated CAM payments under such leases as of April 2, 2023, which disclosure is incorporated herein by reference.

The Company expects to generate net income and positive cash flow from operating activities over the next six months. To achieve and retain profitability, we need to maintain a level of revenue adequate to support our cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit during the next six months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic, labor shortages and supply chain issues could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 7.501% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of April 2, 2023, there was $1.0 million borrowed under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of April 2, 2023, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the six months ended April 2, 2023, there were no stock repurchases against the plan.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of April 2, 2023, the Company had accrued warranty costs of $266 thousand, as compared to $169 thousand as of October 2, 2022. The primary reason for the $97thousand increase in reserve balances relates to higher revenue on the optical assemblies combined with an increase in customer returned backlog pending repair or replacement to our customer during the six months ended April 2, 2023.

As of April 2, 2023 and October 2, 2022, we had $113 thousand, and $289 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. During the six months ended April 2, 2023, the Company recognized a gain on change in estimates for contract loss reserves of ($5) thousand due to improvements to the projected manufacturing overhead rates on higher revenue and applied $171 thousand of the reserves against revenues booked during the six-month period. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of April 2, 2023 and October 2, 2022, our deferred tax assets consisted of $1.7 million, partially offset by a valuation reserve of ($0.8) million against those assets for a net deferred tax asset of $0.9 million. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of April 2, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended April 2, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

We have added the following risk factor due to recent events impacting regional banks. There have been no other material changes in the risk factors set forth in the Form 10-K filed for the year ended October 2, 2022.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, results of operations or financial condition.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; and on May 1, 2023, First Republic Bank failed and regulators sold substantially all of its assets to JPMorgan Chase & Co.  The failure of First Republic Bank occurred despite a previous attempt by some of the nation’s largest banks to shore up First Republic’s capital. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended April 2, 2023.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Business Loan Agreement dated as of March 22, 2023 by and among Optex Systems Holdings, Inc., Optex Systems, Inc. and Texas Capital Bank (including Note)(1)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Current Report on Form 8-K dated March 24, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 16, 2023	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 16, 2023	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

