Form 10-Q
period 2023-07-02
Optex Systems Holdings Inc
filed 2023-08-16
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

OPTEX SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-41644	90-0609531
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1420 Presidential Drive, Richardson, TX	75081-2439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 764-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	OPXS	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2023: 6,763,070 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended July 2, 2023

2

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 2, 2023 (UNAUDITED) AND OCTOBER 2, 2022	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2023 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JULY 3, 2022 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 2, 2023 (UNAUDITED) AND THE NINE MONTHS ENDED JULY 3, 2022 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2023 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JULY 3, 2022 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	July 2, 2023	October 2, 2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$314	$934
Accounts Receivable, Net	2,870	2,908
Inventory, Net	12,282	9,212
Contract Asset	336	-
Prepaid Expenses	431	328

Current Assets	16,233	13,382

Property and Equipment, Net	1,083	968

Other Assets
Deferred Tax Asset	762	942
Right-of-use Asset	2,863	3,222
Security Deposits	23	23

Other Assets	3,648	4,187

Total Assets	$20,964	$18,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,609	$706
Operating Lease Liability	616	604
Federal Income Taxes Payable	-	331
Accrued Expenses	969	958
Accrued Selling Expenses	336	-
Accrued Warranty Costs	241	169
Accrued Loss Reserves	133	289
Customer Advance Deposits	131	311
Current Liabilities	4,035	3,368

Other Liabilities
Credit Facility	1,207	-
Operating Lease Liability, net of current portion	2,406	2,761

Total Other Liabilities	3,613	2,761

Total Liabilities	7,648	6,129

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 shares authorized, 6,763,070 and 6,716,638 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,172	21,096
Accumulated Deficit	(7,863)	(8,695)

Stockholders’ Equity	13,316	12,408

Total Liabilities and Stockholders’ Equity	$20,964	$18,537

The accompanying notes are an integral part of these condensed consolidated financial statements

 Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Revenue	$7,172	$6,170	$17,582	$15,645

Cost of Sales	5,460	4,902	13,599	12,838

Gross Profit	1,712	1,268	3,983	2,807

General and Administrative Expense	960	758	2,897	2,473

Operating Income	752	510	1,086	334

Interest Expense	22	-	31	-

Income Before Taxes	730	510	1,055	334

Income Tax Expense	154	82	223	28

Net Income	$576	$428	$832	$306

Basic income per share	$0.09	$0.05	$0.13	$0.04

Weighted Average Common Shares Outstanding - basic	6,643,070	8,187,318	6,607,593	8,223,492

Diluted income per share	$0.09	$0.05	$0.13	$0.04

Weighted Average Common Shares Outstanding – diluted	$6,686,211	$8,285,996	$6,642,604	$8,297,341

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Nine months ended
	July 2, 2023	July 3, 2022

Cash Flows from Operating Activities:
Net Income	$832	$306

Adjustments to Reconcile Net Income to Net Cash (used in) provided by Operating Activities:
Depreciation and Amortization	252	221
Stock Compensation Expense	134	127
Deferred Tax	180	340
Accounts Receivable	38	1,264
Inventory	(3,070)	(976)
Contract Asset	(336)	-
Prepaid Expenses	(103)	(62)
Leases	17	73
Accounts Payable and Accrued Expenses	914	223
Federal Income Taxes Payable	(331)	-
Accrued Warranty Costs	72	118
Accrued Selling Expense	336	-
Customer Advance Deposits	(180)	256
Accrued Loss Reserves	(156)	-
Total Adjustments	(2,233)	1,584
Net Cash (used in) provided by Operating Activities	(1,401)	1,890

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(368)	(236)
Net Cash used in Investing Activities	(368)	(236)

Cash Flows provided by (used in) Financing Activities
Borrowing from Credit Facility	1,507	-
Payments to Credit Facility	(300)	-
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(58)	(19)
Stock Repurchase	-	(366)

Net Cash provided by (used in) Financing Activities	1,149	(385)

Net (Decrease) Increase in Cash and Cash Equivalents	(620)	1,269
Cash and Cash Equivalents at Beginning of Period	934	3,900
Cash and Cash Equivalents at End of Period	$314	$5,169

Supplemental Cash Flow Information:

Non-Cash Transactions:
Right-of-Use Asset	$-	$51
Operating Lease Liabilities	-	(51)
Treasury Stock Retired	-	435

Cash Transactions:
Cash Paid for Taxes	553	-
Cash Paid for Interest	28	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

	Three months ended July 2, 2023
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at April 2, 2023	6,723,070	-	$7	$-	$21,091	$(8,439)	$12,659
Stock Compensation Expense	-	-	-	-	81	-	81
Restricted/Unvested Shares Issued (3)	40,000	-	-	-	-	-	-
Net Income	-	-	-	-	-	576	576

Balance at July 2, 2023	6,763,070	-	$7	$-	$21,172	$(7,863)	$13,316

	Three months ended July 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at April 3, 2022	8,395,394	-	$8	$-	$25,534	$(10,100)	$15,442
Stock Compensation Expense	-	-	-	-	36	-	36
Common Stock Repurchase (2)	-	72,443	-	(144)	-	-	(144)
Cancellation of Treasury Shares (2)	(72,443)	(72,443)	-	144	(144)	-	-
Net Income	-	-	-	-	-	428	428

Balance at July 3, 2022	8,322,951	-	$8	$-	$25,426	$(9,672)	$15,762

	Nine months ended July 2, 2023
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at October 2, 2022	6,716,638	-	$7	$-	$21,096	$(8,695)	$12,408
Stock Compensation Expense	-	-	-	-	134	-	134
Taxes on Shares Issued for Vested Restricted Stock Units	46,432	-	-	-	(58)	-	(58)
Unvested Shares Forfeited (1)	(40,000)	-	-	-	-	-	-
Restricted/Unvested Shares Issued (3)	40,000	-	-	-	-	-	-
Net Income	-	-	-	-	-	832	832

Balance at July 2, 2023	6,763,070	-	$7	$-	$21,172	$(7,863)	$13,316

	Nine months ended July 3, 2022
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Accumulated	Stockholders
	Issued	Shares	Stock	Stock	Capital	Deficit	Equity
Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714
Stock Compensation Expense	-	-	-	-	127	-	127
Vested Restricted Stock Units Issued Net of Tax Withholding	23,216	-	-	-	(19)	-	(19)
Common Stock Repurchase (2)	-	188,414	-	(366)	-	-	(366)
Cancellation of Treasury Shares (2)	(223,969)	(223,969)	(1)	435	(434)	-	-
Net Income	-	-	-	-	-	306	306

Balance at July 3, 2022	8,322,951	-	$8	$-	$25,426	$(9,672)	$15,762

(1)	Unvested common restricted shares which were forfeited and cancelled in February 2023.
(2)	Common shares repurchased in the open market through July 3, 2022 were held as treasury stock using the cost method and cancelled prior to July 3, 2022.
(3)	Restricted and unvested shares issued to board member on May 9, 2023. Shares vest on 50% January 1, 2024 and 50% January 1, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the nine months ended July 2, 2023 were derived from the U.S. government (20%), three major U.S. defense contractors (17%, 6%, and 5%, respectively), one major commercial customer (29%) and all other customers (23%). Approximately 95% of the total company revenue is generated from domestic customers and 5% is derived from foreign customers, primarily in Canada. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of July 2, 2023, Optex Systems Holdings operated with 101 full-time equivalent employees.

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

Inventory: As of July 2, 2023 and October 2, 2022, inventory included:

	(Thousands)
	July 2, 2023	October 2, 2022
Raw Material	$7,428	$6,953
Work in Process	5,050	2,722
Finished Goods	615	348
Gross Inventory	$13,093	$10,023
Less: Inventory Reserves	(811)	(811)
Net Inventory	$12,282	$9,212

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of July 2, 2023 consisted of U.S. government agencies (18%), seven major U.S. defense contractors (12%, 12%, 9%, 6%, 6%, 6%, and 5%, respectively), one commercial customer (16%) and all other customers (10%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of July 2, 2023, and October 2, 2022, the Company had warranty reserve balances of $241 and $169 thousand, respectively.

	Three months ended		Nine months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Beginning balance	$266	$155	$169	$78

Incurred costs for warranties satisfied during the period	(82)	(1)	(99)	(3)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	57	52	177	131
Change in estimate for pre-existing warranty liabilities(2)	-	(10)	(6)	(10)
Warranty Expense	57	42	171	122

Ending balance	$241	$196	$241	$196

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and nine months ended July 2, 2023 and July 3, 2022, there was $115 thousand and $340 thousand in 2023 and $120 thousand and $352 thousand in 2022 in service contract revenue recognized over time.

During the three- and nine-month periods ended July 2, 2023, there was zero and $223 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). During the three- and nine-month periods ended July 3, 2022, there were no revenues recognized from customer deposit liabilities (deferred contract revenue). As of July 2, 2023, customer deposit liabilities were $131 thousand.

As of October 2, 2022 and July 2, 2023, there was zero and $336 thousand in accrued selling expenses and zero and $336 thousand in contract assets related to a new $3.4 million contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries expected to begin in first quarter of fiscal year 2024 and extend through fiscal year 2025.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. As of July 2, 2023 and October 2, 2022, the accrued contract loss reserves were $133 thousand and $289 thousand, respectively. During the three and nine months ended July 2, 2023, the Company recognized $20 thousand and $72 thousand in loss reserves on new contract awards, made shipments resulting in reductions of zero and $171 thousand against existing loss reserves, and recognized a gain on changes in accrued loss estimates of zero and $57 thousand. During the three and nine months ended July 3, 2022, the Company recognized $15 thousand and $61 thousand in loss reserves on new contract awards, made shipments resulting in reductions of $26 thousand and $79 thousand against existing loss reserves. There were no changes in loss estimates during the three and nine months ended July 3, 2022.

Income Tax/Deferred Tax: As of July 2, 2023 and October 2, 2022, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.8 million, respectively, for a net deferred tax asset of $0.8 million and $1.0 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. During the nine months ended July 2, 2023, our deferred tax assets decreased by $0.2 million related to temporary tax adjustments.

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

For the three months ended July 2, 2023, 120,000 shares of unvested restricted stock and 36,000 unvested restricted stock units (which convert to an aggregate of 43,141 incremental shares) were included in the diluted earnings per share calculation and 135,000 performance shares were excluded from diluted earnings per share as they were below the target share price.

For the three months ended July 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 98,678 incremental shares) were included in the diluted earnings per share calculation.

For the nine months ended July 2, 2023, 120,000 unvested restricted stock units and 36,000 shares of unvested restricted stock (which convert to an aggregate of 35,011 incremental shares) were included in the diluted earnings per share calculation and 135,000 performance shares were excluded from diluted earnings per share as they were below the target share price. For the nine months ended June 3, 2022, 66,000 unvested restricted stock units and 180,000 shares of unvested restricted stock (which convert to an aggregate of 73,849 incremental shares) were included in the diluted earnings per share calculation.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 96% and sales to commercial customers represented approximately 4% of the external segment revenue for the nine months ended July 2, 2023. The Optex Systems segment revenue is comprised of approximately 85% domestic military customers and 11% foreign military customers. For the nine months ended July 2, 2023, Optex Systems – Richardson represented 44% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (17%), two major U.S. defense contractors (14% and 6%), and all other customers (7%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of July 2, 2023, the Richardson facility operated with 56 full time equivalent employees in a single shift operation which includes 8 home office support employees. The facilities at Optex Systems, Richardson serve as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 50% and military sales to prime and subcontracted customers represented approximately 50% of the external segment revenue for the nine months ended July 2, 2023. Approximately 95% of the AOC revenue was derived from external customers and approximately 5% was related to intersegment sales to Optex Systems in support of military contracts. For the nine months ended July 2, 2023, AOC represented 56% of the Company’s total consolidated revenue and consisted of revenue from one major defense contractor (5%), one commercial customer (27%), and all other customers (24%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of July 2, 2023, AOC operated with 45 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended July 2, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,069	$4,103	$-	$7,172
Intersegment revenues	-	265	(265)	-
Total revenue	$3,069	$4,368	$(265)	$7,172

Interest expense	$-	$-	$22	$22

Depreciation and amortization	$14	$72	$-	$86

Income (loss) before taxes	$(60)	$893	$(103)	$730

Other significant noncash items:
Allocated home office expense	$(386)	$386	$-	$-
Stock compensation expense	$-	$-	$81	$81
Warranty expense	$-	$57	$-	$57

Segment assets	$11,671	$9,293	$-	$20,964
Expenditures for segment assets	$-	$222	$-	$222

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended July 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas		Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$2,653		$3,517	$-		$6,170
Intersegment revenues	-		258	(258)		-
Total revenue	$2,653		$3,775	$(258)		$6,170

Interest expense	$-		$-	$-		$-

Depreciation and amortization	$8		$66	$-		$74

Income (loss) before taxes	$185		$361	$(36)		$510

Other significant noncash items:
Allocated home office expense	$(268)		$268	$-		$-
Stock compensation expense	$-		$-	$36		$36
Warranty expense	$-		42	-		42
		$		$-	$
Segment assets	$14,676		$6,637	$-		$21,313
Expenditures for segment assets	$49		$69	$-		$118

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended July 2, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$7,742	$9,840	$-	$17,582
Intersegment revenues	-	511	(511)	-
Total revenue	$7,742	$10,351	$(511)	$17,582

Interest expense	$-	$-	$31	$31

Depreciation and amortization	$38	$214	$-	$252

Income (loss) before taxes	$(527)	$1,747	$(165)	$1,055

Other significant noncash items:
Allocated home office expense	$(978)	$978	$-	$-
Stock compensation expense	$-	$-	$134	$134
Warranty expense	$-	$171	$-	$171

Segment assets	$11,671	$9,293	$-	$20,964
Expenditures for segment assets	$25	$343	$-	$368

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended July 3, 2022
	Optex Systems Richardson	Applied Optics Center Dallas		Other (non-allocated costs and intersegment eliminations)		Consolidated Total

Revenues from external customers	$6,588		$9,057		$-		$15,645
Intersegment revenues	-		693		(693)		-
Total revenue	$6,588		$9,750		$(693)		$15,645

Interest expense	$-		$-		$-		$-

Depreciation and amortization	$28		$193		$-		$221

Income (loss) before taxes	$(276)		$737		$(127)		$334

Other significant noncash items:
Allocated home office expense	$(802)		$802		$-		$-
Stock compensation expense	$-		$-		$127		$127
Warranty expense	$-		122		-		122
		$		$		$
Segment assets	$14,676		$6,637		$-		$21,313
Expenditures for segment assets	$55		$181		$-		$236

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

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. The start of the lease was delayed until April 2022 due to temporary equipment shortages. The lease renewal resulted in the recognition of an additional right of use asset and a lease liability of $51 thousand, respectively during the nine months ended July 2, 2022.

As of July 2, 2023, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2023 Base year lease	$80	$73	$4	$157	$63
2024 Base year lease	327	296	15	638	256
2025 Base year lease	336	305	15	656	261
2026 Base year lease	346	313	3	662	266
2027 Base year lease	357	322	-	679	272
2028 Base year lease	242	330	-	572	198
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,688	$1,722	$37	$3,447	$1,346
Imputed interest on lease payments (1)	(198)	(225)	(2)	(425)
Total Operating Lease Liability(2)	$1,490	$1,497	$35	$3,022

Right-of-use Asset(3)	$1,403	$1,425	$35	$2,863

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $159 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $616 thousand and $2,406 thousand, respectively.

Total expense under both facility lease agreements for the three months ended July 2, 2023 and July 3, 2022 was $206 and $215 thousand, respectively. Total office equipment rentals included in operating expenses was $9 and $7 thousand for the three months ended July 2, 2023 and July 3, 2022, respectively.

Total expense under both facility lease agreements for the nine months ended July 2, 2023 and July 3, 2022 was $644 and $635 thousand, respectively. Total office equipment rentals included in operating expenses was $18 thousand and $19 thousand for the nine months ended July 2, 2023 and July 3, 2022, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, Optex Systems Holdings, Inc. and its subsidiary, Optex Systems, Inc. (collectively, the “Borrowers”), entered into a line of credit facility (the “PNC Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms were as follows:

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

As of October 2, 2022 the outstanding balance under the PNC facility was zero. The PNC facility was replaced by the Texas Capital Facility on March 22, 2023.

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

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of July 2, 2023 the interest rate was 7.827% per annum.

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

The outstanding balance under the Texas Capital Facility was $1.2 million as of July 2, 2023.

For the three months and nine months ended July 2, 2023, the total interest expense under the above facilities was $22 thousand and $31 thousand.

Note 6 - Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75	—	—
Granted	—	—	—	—	—	—
Vested	(33,000)	1.73	(60,000)	1.75	—	—
Forfeited	—	—	—	—	—	—
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75	—	—
Granted	39,000	3.00	40,000	3.09	135,000	2.37
Vested	(66,000)	1.52	(60,000)	1.75	—	—
Forfeited	(3,000)	3.00	(40,000)	1.75	—	—
Outstanding at July 2, 2023	36,000	$3.00	120,000	$2.20	135,000	$2.37

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

On April 30, 2020, the Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year vesting period beginning on April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2022, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. As of July 2, 2023, there were 80,000 unvested restricted shares outstanding.

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

On January 4, 2023, the Company issued 46,432 common shares to Danny Schoening, CEO, and Bill Bates (AOC GM), net of tax withholding of $58 thousand, in settlement of 66,000 restricted stock units which vested on January 1, 2023. As of July 2, 2023, there are zero unvested restricted stock units outstanding.

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of the grant date, assuming a 23.1% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $90 thousand which will be amortized across the three-year period on a straight-line basis. During the three months ended July 2, 2023, there were 3,000 restricted stock units forfeited.

On May 3, 2023, the Board of Directors approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares, as of the grant date, is $320 thousand and will be amortized through December 31, 2025 based on the derived service periods using a Monte Carlo simulation valuation model.

The assumptions and results for the Monte Carlo simulation are as follows:

Assumptions
Performance Period Start	10/2/2023
Performance Period End	10/1/2028
Term of simulation (1)	5.42 years
Time steps in simulation	1,365
Time steps per year	252
Common share price at valuation date (2)	$3.04
Volatility (annual) (4)	50.0%
Risk-free rate (annual) (5)	3.37%
Cost of equity (6)	11.5%
Dividend yield (3)	0.0%

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Number of performance shares in the Tranche (1)	27,000	27,000	27,000	27,000	27,000
Fair Value of One Performance share (7)	$2.75	$2.58	$2.39	$2.18	$1.93
Total Fair Value of Tranche	$74,345	$69,742	$64,446	$58,819	$52,238
Derived Service Period (Years) (7)	0.71	1.13	1.60	2.06	2.48

(1)	Based on the terms of the Performance Shares agreement issued by the Company on May 3, 2023.
(2)	Closing price of OPXS shares on the Valuation Date, as obtained via S&P Capital IQ.
(3)	Expected dividends provided by management.
(4)	Based on historical volatility of OPXS and comparable public companies.
(5)	Interest rate for US Treasury commensurate with the Performance Shares holding period, as of the Valuation Date, as obtained via S&P Capital IQ.
(6)	Estimated cost of equity for OPXS as of the Valuation Date.
(7)	Based on Monte Carlo simulation.

On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and performance shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	October 2, 2022

Restricted Shares	$33	$27	$78	$79	$213	$236
Performance Shares	43	-	43	-	277	-
Restricted Stock Units	5	9	13	48	85	9
Total Stock Compensation	$81	$36	$134	$127	$575	$245

Note 7 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and nine months ended July 2, 2023 or the twelve months ended October 2, 2022.

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

During the three and nine months ended July 2, 2023, there were zero common shares repurchased under the program. A summary of the purchases under the program through October 2, 2022 follows (all shares purchased have been cancelled):

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

As of July 2, 2023 and October 2, 2022, total outstanding common shares were 6,763,070 and 6,716,638, respectively.

Note 8 - Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 2, 2022 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended July 2, 2023, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding growth strategy; product and development programs; financial performance and financial condition (including revenue, net income, profit margins and working capital); orders and backlog; expected timing of contract deliveries to customers and corresponding revenue recognition; increases in the cost of materials and labor; costs remaining to fulfill contracts; contract loss reserves; labor shortages; follow-on orders; the impact of the COVID-19 pandemic; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and military spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, changes in spending due to policy changes in any new federal presidential administration, market acceptance of the Company’s products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section “Risk Factors” in our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

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

On May 3, 2023, the Board of Directors approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares as of the grant date was $320 thousand and will be amortized through December 31, 2025 based on the derived service periods using a Monte Carlo simulation valuation model.

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of the grant date, assuming a 23.1% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $90 thousand which will be amortized across the three-year period on a straight-line basis. During the three months ended July 2, 2023, there were 3,000 restricted stock units forfeited.

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

Material Trends

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the first nine months of fiscal year 2023 and is expected to continue to have a negative effect on the margins expected to be generated under our long-term fixed contracts over the next three years.

We have experienced significant material shortages during the three months ended October 2, 2022 and extending into the first nine months of fiscal year 2023 from two significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first nine months of fiscal year 2023, have negatively impacted our production levels and have pushed expected customer delivery dates into the first half of fiscal year 2024. We are aggressively seeking alternative sources and actively expediting our current suppliers for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. In addition, one of our major customers for the Applied Optics Center requested a significant schedule delay pushing their laser filter unit deliveries from the first half into the second half of fiscal year 2023. We are encouraged by recent improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during the second and third quarters. However, we cannot give any assurances that expected customer delivery dates for our periscope products will not need to be delayed further.

In March 2023, we moved our line of credit from PNC Bank to Texas Capital Bank and increased our available line of credit to $3.0 million from the previous $2.0 million line with PNC. The increase in credit limit helps us meet our working capital requirements in light of the increased backlog and delay of revenues from the first nine months of fiscal year 2023. As supplier issues and labor shortages continue to abate, we anticipate increased revenue and working capital in the fourth quarter of fiscal year 2023 and continuing into fiscal year 2024. Based on our current backlog, we anticipate an overall increase for fiscal year 2023 revenues as compared to the 2022 levels.

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

The table below summarizes our three-and six-month operating results for the periods ended July 2, 2023 and July 3, 2022, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Nine months ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Net Income (GAAP)	$576	$428	$832	$306
Add:

Federal Income Tax Expense	154	82	223	28
Depreciation	86	74	252	221
Stock Compensation	81	36	134	127
Interest Expense	22	-	31	-
Adjusted EBITDA - Non GAAP	$919	$620	$1,472	$682

Our net income increased by $0.2 million to $0.6 million for the three months ended July 2, 2023, as compared to net income of $0.4 million for the prior year period. Our adjusted EBITDA increased by $0.3 million to $0.9 million for the three months ended July 2, 2023, as compared to $0.6 million for the prior year period.

Our net income increased by $0.5 million to $0.8 million for the nine months ended July 2, 2023, as compared to a net income of $0.3 million for the prior year period. Our adjusted EBITDA increased by $0.8 million to $1.5 million for the nine months ended July 2, 2023, as compared to $0.7 million for the prior year period.

The increase in the most recent three and nine-month period net income and adjusted EBITDA is primarily driven by higher revenue across both operating segments and significantly improved gross profit performance in the Applied Optics Center segment, which was only partially offset by poorer performance in the Optex segment. Operating segment performance is discussed in greater detail throughout the following sections.

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	July 2, 2023				July 3, 2022
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,069	4,103	-	7,172	$2,653	$3,517	$-	$6,170
Intersegment Revenues	-	265	(265)	-	-	258	(258)	-
Total Segment Revenue	3,069	4,368	(265)	7,172	2,653	3,775	(258)	6,170

Total Cost of Sales	2,757	2,968	(265)	5,460	2,125	3,035	(258)	4,902

Gross Profit	312	1,400	-	1,712	528	740	-	1,268
Gross Margin %	10.2%	32.1%	-	23.9%	19.9%	19.6%	-	20.6%

General and Administrative Expense	758	121	81	960	611	111	36	758
Segment Allocated G&A Expense	(386)	386	-	-	(268)	268	-	-
Net General & Administrative Expense	372	507	81	960	343	379	36	758

Operating Income (Loss)	(60)	893	(81)	752	185	361	(36)	510
Operating Income (Loss) %	(2.0)%	20.4%	-	10.5%	7.0%	9.6%	-	8.3%

Interest Expense	-	-	22	22	-	-	-	-

Net Income (Loss) before taxes	$(60)	893	(103)	730	$185	$361	$(36)	$510
Net Income (Loss) %	(2.0)%	20.4%	-	10.2%	7.0%	9.6%	-	8.3%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Nine months ended
	July 2, 2023				July 3, 2022
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$7,742	9,840	-	17,582	$6,588	$9,057	$-	$15,645
Intersegment Revenues	-	511	(511)	-	-	693	(693)	-
Total Segment Revenue	7,742	10,351	(511)	17,582	6,588	9,750	(693)	15,645

Total Cost of Sales	6,830	7,280	(511)	13,599	5,695	7,836	(693)	12,838

Gross Profit	912	3,071	-	3,983	893	1,914	-	2,807
Gross Margin %	11.8%	29.7%	-	22.7%	13.6%	19.6%	-	17.9%

General and Administrative Expense	2,417	346	134	2,897	1,971	375	127	2,473
Segment Allocated G&A Expense	(978)	978	-	-	(802)	802	-	-
Net General & Administrative Expense	1,439	1,324	134	2,897	1,169	1,177	127	2,473

Operating Income (Loss)	(527)	1,747	(134)	1,086	(276)	737	(127)	334
Operating Income (Loss) %	(6.8)%	16.9%	-	6.2%	(4.2)%	7.6%	-	2.1%

Interest Expense	-	-	31	31	-	-	-	-

Income (Loss) before taxes	$(527)	1,747	(165)	(1,055)	$(276)	$737	$(127)	$334
Income (loss) before taxes %	(6.8)%	16.9%	-	6.0%	(4.2)%	7.6%	-	2.1%

For the three months ended July 2, 2023, our total revenues increased by $1.0 million, or 16.2%, compared to the prior year period. For the nine months ended July 2, 2023, our total revenues increased by $1.9 million, or 12.4%, compared to the prior year period. The increase in revenue for the three and nine-month periods were driven by increased sales across both segments as compared to the prior year.

Consolidated gross profit for the three months ended July 2, 2023 increased by $0.4 million, or 35.0%, compared to the prior year period. Consolidated gross profit for the nine months ended July 2, 2023 increased by $1.2 million, or 41.9%, compared to the prior year period. The increase in the most recent three and nine-month period gross profit was primarily attributable to (1) higher revenue spread across a fixed manufacturing cost base combined with changes in product mix and improved pricing and operating performance in our Applied Optics optical assembly line, (2) partially offset by lower profit margins on our Optex segment driven by inflationary pressures on our long-term fixed price contracts.

Our operating income for the three months ended July 2, 2023 increased by $0.2 million, or 47.5%, compared to the prior year period. Our operating income for the nine months ended July 2, 2023 increased by $0.8 million, or 225.1%, compared to the prior year period. The increase in operating income for the three and nine-month periods was primarily driven by higher revenue and increased gross profit in the Applied Optics Center segment.

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

During the nine months ended July 2, 2023, the Company booked $26.3 million in new orders, representing a 43.7% increase over the prior year period. The orders for the most recently completed nine months consist of $18.6 million for our Optex Richardson segment and $7.7 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the nine months ending July 2, 2023 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Nine months ended July 2, 2023	Nine months ended July 3, 2022	Variance	% Chg
Periscopes	$11.6	$6.8	$4.8	70.6%
Sighting Systems	4.0	0.6	3.4	566.7%
Howitzer	-	-	-	-%
Other	3.0	2.4	0.6	25.0%
Optex Systems – Richardson	18.6	9.8	8.8	89.8%
Optical Assemblies	1.2	3.8	(2.6)	(68.4)%
Laser Filters	5.5	3.2	2.3	71.9%
Day Windows	0.1	0.6	(0.5)	(83.3)%
Other	0.9	0.9	-	-%
Applied Optics Center – Dallas	7.7	8.5	(0.8)	(9.4)%
Total Customer Orders	$26.3	$18.3	$8.0	43.7%

The Company has seen significant increases in orders for many of its defense products during the first nine months of fiscal year 2023 inclusive of two new customers for our sighting systems and filter programs. On November 1, 2022, the Company announced it has been awarded a $3.4 million order to repair and refurbish night vision equipment for the Government of Israel. The order represents a significant increase in our Optex Richardson sighting systems business base for a new customer and includes an additional potential award value with a 100% optional award quantity clause. Deliveries under this contract are expected to begin in the first quarter of fiscal year 2024. On June 30, 2023, we booked a $3.0 million delivery order at our Applied Optics segment for the delivery of laser interface filters against a five-year IDIQ contract. Our periscope orders for the Optex segment have increased significantly over the prior year period including $7.2 million in task delivery awards against our long term IDIQ contracts during the nine-month period.

Backlog as of July 2, 2023, was $41.6 million as compared to a backlog of $30.0 million as of July 3, 2022, representing an increase of $11.6 million or 38.7%. The following table depicts the current expected delivery by period of all contracts awarded as of July 2, 2023 in millions of dollars, as well as the July 2, 2023 backlog as compared to the backlog on July 3, 2022:

	(Millions)
Product Line	Q4 2023 Delivery	2024 Delivery	2025+ Delivery	Total Backlog 7/2/2023	Total Backlog 7/3/2022	Variance	% Chg
Periscopes	$2.5	$9.0	$1.6	$13.1	$7.6	$5.5	72.4%
Sighting Systems	0.5	2.6	2.1	5.2	1.8	3.4	188.9%
Howitzer	-	1.1	1.2	2.3	2.3	-	-%
Other	0.7	4.0	0.8	5.5	2.5	3.0	120.0%
Optex Systems - Richardson	3.7	16.7	5.7	26.1	14.2	11.9	83.8%
Optical Assemblies	1.1	2.2	-	3.3	5.5	(2.2)	(40.0)%
Laser Filters	2.3	5.9	1.6	9.8	8.9	0.9	10.1%
Day Windows	0.3	0.9	0.6	1.8	0.8	1.0	125.0%
Other	0.1	0.3	0.2	0.6	0.6	-	-%
Applied Optics Center - Dallas	3.8	9.3	2.4	15.5	15.8	(0.3)	(1.9)%
Total Backlog	$7.5	$26.0	$8.1	$41.6	30.0	11.6	38.7%

Optex Systems Richardson backlog as of July 2, 2023, was $26.1 million as compared to a backlog of $14.2 million as of July 3, 2022, representing an increase of $11.9 million or 83.8%.

Applied Optics Center backlog as of July 3, 2022, was $15.5 million as compared to a backlog of $15.8 million as of July 3, 2022, representing a decrease of ($0.3) million or (1.9%).

Please refer to “—Recent Events” and “Material Trends” above or “Liquidity and Capital Resources” below for more information on recent developments and trends with respect to our orders and backlog, which information is incorporated herein by reference.

The Company continues to pursue domestic, international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We are also reviewing potential products outside our traditional product lines, which could be manufactured using our current production facilities in order to capitalize on our existing excess capacity.

Three Months Ended July 2, 2023 Compared to the Three Months Ended July 3, 2022

Revenue. For the three months ended July 2, 2023, revenue increased by $1.0 million or 16.2% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	July 2, 2023	July 3, 2022	Variance	% Chg
Periscopes	$2,623	$2,296	$327	14.2
Sighting Systems	137	192	(55)	(28.6)
Howitzers	-	-	-	-
Other	309	165	144	87.3
Optex Systems - Richardson	3,069	2,653	416	15.7
Optical Assemblies	1,452	1,310	142	10.8
Laser Filters	2,286	1,693	593	35.0
Day Windows	120	169	(49)	(29.0)
Other	245	345	(100)	(29.0)
Applied Optics Center - Dallas	4,103	3,517	586	16.7
Total Revenue	$7,172	$6,170	$1,002	16.2

Optex Systems Richardson revenue increased by $0.4 million or 15.7% for the three months ended July 2, 2023 as compared to the prior year period on increased revenue volume from periscopes and other, partially offset by a reduction in sighting systems volume.

Applied Optics Center revenue increased by $0.6 million or 16.7% for the three months ended July 2, 2023 as compared to the prior year period. The revenue increase is primarily attributable to increased delivery volume of laser filters and optical assemblies.

Gross Margin. The gross margin during the three-month period ended July 2, 2023 was 23.9% of revenue as compared to a gross margin of 20.6% of revenue for the prior year period. The increase in gross profit is primarily attributable to higher revenue, changes in product mix between segments, and increased absorption of fixed overhead across a higher revenue mix (on a consolidated company basis) . Cost of sales increased to $5.5 million for the current period as compared to the prior year period of $4.9 million on higher revenue.

G&A Expenses. During the three months ended July 2, 2023 and July 3, 2022, we recorded operating expenses of $1.0 million and $0.8 million, respectively. Operating expenses increased by 26.6% between the respective periods primarily due to increased labor, office, legal, accounting and banking, stock compensation and travel expenses.

Operating Income. During the three months ended July 2, 2023, we recorded operating income of $0.8 million, as compared to operating income of $0.5 million during the three months ended July 3, 2022. The $0.3 million increase in operating income for the current year period from the prior year period is primarily due to increased revenue and gross profit, offset by higher spending in general and administrative expenses.

Nine months Ended July 2, 2023 Compared to the Nine months Ended July 3, 2022

Revenues. For the nine months ended July 2, 2023, revenues increased by $1.9 million or 12.4% compared to the prior year period as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	July 2, 2023	July 3, 2022	Variance	% Chg
Periscopes	$6,085	$4,924	$1,161	23.6
Sighting Systems	464	642	(178)	(27.7)
Howitzers	-	-	-	-
Other	1,193	1,022	171	16.7
Optex Systems - Richardson	7,742	6,588	1,154	17.5
Optical Assemblies	4,438	3,285	1,153	35.1
Laser Filters	4,404	4,154	250	6.0
Day Windows	350	809	(459)	(56.7)
Other	648	809	(161)	(19.9)
Applied Optics Center - Dallas	9,840	9,057	783	8.6
Total Revenue	$17,582	$15,645	$1,937	12.4

Optex Systems Richardson revenue increased by $1.1 million or 17.5% for the nine months ended July 2, 2023 as compared to the prior year period on increased periscope delivery volume.

Applied Optics Center revenue increased by $0.8 million or 8.6% for the nine months ended July 2, 2023 as compared to the prior year period. The revenue increase is primarily attributable to higher shipment volume on optical assemblies.

Gross Margin. The gross margin during the nine-month period ended July 2, 2023 was 22.7% as compared to a gross margin of 17.9% for the prior year period. The increase in gross profit is primarily attributable to higher revenue, changes in product mix between segments and increased fixed cost absorption across a higher revenue base (on a consolidated company basis). Cost of sales increased to $13.6 million for the nine months ended July 2, 2023 as compared to the prior year period of $12.8 million on higher revenue.

G&A Expenses. During the nine months ended July 2, 2023 and July 3, 2022, we recorded operating expenses of $2.9 million and $2.5 million, respectively. Operating expenses increased by 17.1% between the respective periods primarily due to increased labor, office, legal, accounting and banking and travel expenses.

Operating Income. During the nine months ended July 2, 2023, we recorded operating income of $1.1 million, as compared to an operating income of $0.3 million during the nine months ended July 3, 2022. The $0.8 million increase in operating income is primarily due to increased revenue and gross profit, offset by higher spending in general and administrative expenses.

Liquidity and Capital Resources

As of July 2, 2023, the Company had working capital of $12.2 million, as compared to $10.0 million as of October 2, 2022.

During the nine months ended July 2, 2023, we used operating cash of ($1.4) million, borrowed a net $1.2 million against our line of credit and spent $0.4 million on acquisitions of property and equipment. During the period, our inventory increased $3.1 million in support of new program awards and increasing revenues anticipated over the next twelve months.

The Company has capital commitments of $9 thousand for the purchase of property and equipment consisting of engineering services related to an automated acrylic buffing system.

Backlog as of July 2, 2023 was $41.6 million as compared to backlog of $30.0 million as of July 3, 2022 and $32.9 million as of October 2, 2022, representing an increase of 38.7% and 26.4%, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At July 2, 2023, the Company had $0.3 million in cash and an outstanding payable balance of $1.2 million against its line of credit. At July 2, 2023, our outstanding accounts receivable balance was $2.9 million. We expect the accounts to be collected during the fourth quarter of fiscal 2023.

We have experienced significant material shortages during the three months ended October 2, 2022 and extending into the first nine months of fiscal year 2023 from two significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first nine months of fiscal year 2023, have negatively impacted our production levels and have pushed expected customer delivery dates into the first half of fiscal year 2024. We are aggressively seeking alternative sources and actively expediting our current suppliers for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. In addition, one of our major customers for the Applied Optics Center requested a significant schedule delay pushing their laser filter unit deliveries from the first half into the second half of fiscal year 2023. As described in more detail below, in March 2023, we entered into a new line of credit, effectively increasing our credit limit from $2.0 million to $3.0 million to facilitate our working capital requirements due to the delays and increased backlog. We are encouraged by recent improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during the second and third quarters. However, we cannot give any assurances that expected customer delivery dates for our periscope products will not need to be delayed further.

In the short term, the Company plans to utilize its current cash, available line of credit and operating cash flow to fund inventory purchases in support of the backlog growth and higher anticipated revenue during the next twelve months. Short term cash in excess of our working capital needs may be also be used to fund the purchase of product lines and other assets, including property and equipment required to maintain or meet our growing backlog, in addition to repurchasing common stock against our current stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company or product line acquisitions, or additional stock purchases as attractive opportunities present themselves.

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

We refer to “Note 4 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated CAM payments under such leases as of July 2, 2023, which disclosure is incorporated herein by reference.

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

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 7.827% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of July 2, 2023, there was $1.2 million borrowed under the Credit Facility. As of July 2, 2023, the Company is in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of July 2, 2023, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the nine months ended July 2, 2023, there were no stock repurchases against the plan.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of July 2, 2023, the Company had accrued warranty costs of $241 thousand, as compared to $169 thousand as of October 2, 2022. The primary reason for the $72 thousand increase in reserve balances relates to higher revenue on warrantied product being sold during the nine months ended July 2, 2023 as compared to the prior year resulting in increased backlog on returned products.

As of July 2, 2023 and October 2, 2022, we had $133 thousand, and $289 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the nine months ended July 2, 2023, accrued contract losses decreased $156 thousand due to shipments against contract backlog and improvements in the total estimated contract costs associated with higher revenue and improved manufacturing overhead rates on increased production levels. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of July 2, 2023 and October 2, 2022, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.8 million, respectively, for a net deferred tax asset of $0.8 million and $1.0 million. During the nine months ended July 2, 2023, our deferred tax assets decreased by $0.2 million related to temporary tax adjustments. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 2, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended July 2, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to an independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through January 1, 2025. The grant was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of such act and Rule 506 thereunder.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended July 2, 2023.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 16, 2023	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 16, 2023	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

