Form 10-K
period 2023-10-01
Optex Systems Holdings Inc
filed 2023-12-18
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 001-41644

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 4,765,068 shares of voting stock held by non-affiliates of the registrant based on the Nasdaq closing price on March 31, 2023 was $14,669,411.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 18, 2023
Common Stock	6,784,130

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The registrant expects to file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of October 1, 2023.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K by Optex Systems Holdings, Inc. (“Optex Systems Holdings,” the “Company,” “we,” “us,” or “our”), in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Annual Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements.

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our growth strategy; product and development programs; financial performance and financial condition (including revenue, net income, profit margins and working capital); orders and backlog; expected timing of contract deliveries to customers and corresponding revenue recognition; increases in the cost of materials and labor; costs remaining to fulfill contracts; contract loss reserves; labor shortages; follow-on orders; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and military spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. Government’s interpretation of federal procurement rules and regulations, changes in spending due to policy changes in any new federal presidential administration, market acceptance of the Company’s products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section “Item 1A Risk Factors” in this Annual Report on Form 10-K and you are urged to review that section. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Annual Report on Form 10-K.

PART I

Item 1. Business

Current Lines of Business

We manufacture optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

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

On May 3, 2023, the Board of Directors approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares as of the grant date was $320 thousand and will be amortized through December 31, 2025 based on the derived service periods using a Monte Carlo simulation valuation model. On October 2, 2023, 20,000 of Mr. Schoening’s performance shares and 7,000 of Ms. Hawkins’ performance shares vested, resulting in the net issuance of 15,600 and 5,460 shares of common stock, respectively.

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually beginning on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of the grant date, assuming a 23.1% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $90 thousand which will be amortized across the three-year period on a straight-line basis. On August 14, 2023, the Company granted an additional 3,000 restricted stock units to one new employee under the 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually beginning on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. The fair value of the 3,000 restricted stock units at grant date was $11 thousand. During the twelve months ended October 1, 2023, there were 3,000 restricted stock units forfeited.

New Loan Agreement

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (collectively with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The Texas Capital Facility replaced the Borrowers’ previous line of credit facility with PNC Bank, National Association, successor to BBVA USA, which had been increased from $1.125 million to $2 million on November 21, 2022.

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of October 1, 2023 the interest rate was 8.07% per annum and is currently 8.08% per annum.

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

The outstanding balance under the Texas Capital Facility was $1.0 million as of October 1, 2023.

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

Recent Orders

●	On November 14, 2023, the Company announced the award of a new contract from a U.S. Government Prime Contractor for Sighting Systems for $2.9 Million. The Sighting Systems are critical in protecting armored vehicles fielded by the U.S. Military. These units will be manufactured at our Optex Division of Optex Systems, Inc. in Richardson.

●	On November 13, 2023, the Company announced it was awarded a new laser filter unit contract from a U.S. Government Prime Contractor, in support of a visible sighting system. The order value is $1.3 million and the products for this contract will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On October 18, 2023, the Company announced it was awarded a new laser filter unit contract from a U.S. Government Prime Contractor, in support of a visible sighting system. The order value is $1.1M and the products for this contract will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On September 18, 2023, the Company announced it was awarded a 5 year Indefinite Delivery Indefinite Quantity (IDIQ) contract from the U.S. Government, for M22 (7 x 50) Binoculars with an estimated value of $2.12 million. The products for this contract will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On August 21, 2023, the Company announced the award of a $1.25 million delivery order for Laser Interference Filter (LIF) and Sacrificial Window assemblies. Both are critical in protecting Night Vision Goggle systems fielded by the U.S. Military. The products for this contract will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On August 14, 2023, the Company announced an awarded delivery order from a new domestic customer for $1.4 million of Laser Protected Periscopes. The Periscopes are critical in protecting armored vehicles fielded by the U.S. Military. The products will be manufactured at the Optex Division of Optex Systems, Inc.

●	On July 5, 2023, the Company announced it was awarded a delivery order from the U.S. Government for Laser Interference Filter (LIF) assemblies for $3 million. The LIF is critical in protecting Night Vision Goggle systems fielded by the U.S. Military. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On June 27, 2023, the Company announced the award of an Indefinite Delivery Indefinite Quantity (IDIQ) from Defense Logistics Agency (DLA) for five different Optical Assemblies with a maximum value of $5.3 million. The majority of this work will be performed in the Richardson facility.

●	On November 2 ,2022, the Company announced it was awarded a maximum order value of $7.5 million for spare Light Interference Filters associated with various Night Vision Goggle systems. The expected average annual revenue over the five-year period covered by the order is $1.0 million to $1.5 million. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

●	On November 1, 2022, the Company announced the award of a $3.4 million order to repair and refurbish night vision equipment for the Government of Israel. The majority of this work will be performed in the Richardson facility.

●	On October 24, 2022, the Company announced it was awarded a $720 thousand order from a major US Prime Contractor in support of the US Army’s M10 Booker (Mobile Protected Firepower) tank program. The majority of this work will be performed in the Richardson facility.

●	On October 4, 2022, the Company announced it was awarded a $1.75 million order as part of their continuing support to the M1 Abrams Tank Program. The products will be manufactured at the Applied Optics Center (AOC) Division of Optex Systems, Inc.

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

In addition, the Company offers military specification (“ mil-spec”) quality High Efficiency Anti-Reflective Coatings for Infrared applications in both the military and commercial markets. These coatings are manufactured at the Applied Optics Center (AOC) Division of the Company in Dallas, Texas.

We deliver high volume products, under multi-year contracts, to large defense contractors and government customers. Increased emphasis in the past several years has been on new opportunities to promote and deliver our products in foreign military sales, where U.S.-manufactured combat and wheeled vehicles are supplied (and upgraded) in cooperation with the U.S. Department of Defense. We have a reputation for quality and credibility with our customers as a strategic supplier. We also anticipate the opportunity to integrate some of our night vision and optical sights products into commercial applications.

Specific product categories by product line include:

Product Line	Product Category
Periscopes	Laser & Non-Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (DDAN), M36 Thermal Periscope, Unity Mirrors, Optical Weapon System Support and Maintenance, Commander Weapon Station Sight (CWSS), Sight Assembly Refurbishment (GOI MOD/Aquila)

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device, XM10 Aiming Circle

Other	Muzzle Reference Systems (MRS), Binoculars, Collimators, Optical Lenses & Elements, Windows

Applied Optics Center	Laser Interference Filter, Optical Assemblies, Laser Filter Units, Day Windows, Binoculars, Specialty Thin Film Coatings.

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

Our government contracts allow for Federal Acquisition Regulation 52.243-1 which entitles the contractor to an “equitable adjustment” for contract or statement of work changes eaffecting cost or time of performance. In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort. This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete.

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding for a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of December 6, 2023, approximately 9% of our material requirements are single-sourced across 13 suppliers representing approximately 27% of our active supplier order values. Single-sourced component requirements span across all of our major product lines. Of these single-sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs. See “Item 1.A. Risk Factors – Risks Relating to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of certain supplier risks we face, which description is incorporated herein by reference.

Approximately 92% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected. However, these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

First Article Acceptance and Testing requirements consist of specific steps which could be comprehensive and time consuming. The dimensions and material specifications of each piece of the assembly must be verified, and some products may have in excess of 100 assembled parts. Once the individual piece parts are verified to be compliant to the specification, the assembly processes are documented and verified. A sample of the production (typically three units) is verified to meet final performance specifications. Once the units meet the final performance specification, they are then subjected to accelerated life testing, a series of tests which simulate the lifetime use of the product in the field. This consists of exposing the units to thermal extremes, humidity, mechanical shock, vibration, and other physical exposure tests. Once completed, the units undergo a final verification process to ensure that no damage has occurred as a result of the testing and that they continue to meet the performance specification. All of the information and data is recorded into a final first article inspection and test report and submitted to the customer along with the test units for final approval. First Article Acceptance and Testing is generally required on new contracts/product awards but may also be required on existing products or contracts where there has been a significant gap in production, or where the product has undergone significant manufacturing process, material, tooling, equipment or product configuration changes.

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

The above licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of December 1, 2023):

	Fiscal Year	Number of	Total Contract Value of
Active ITAR Licenses	of Expiration	Licenses	Licenses

DSP-5
Issued 2020	2024	3	$51,365
Issued 2021	2025	3	232,630
Issued 2022	2026	4	321,722
Issued 2023 (none issued)	N/A	—	—
Total DSP-5 Licenses		10	$605,717

DSP-6 (no active licenses)	N/A	—	$—

DSP-73 (no active licenses)	N/A	—	—

BIS-711
Issued 2020	2024	5	92,554
Issued 2021	2025	4	323,911
Issued 2022	2026	1	9,372
Issued 2023	2027	10	1,359,344
Total BIS-711 Licenses		20	$1,785,181

Total All Licenses		30	$2,390,898

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

The terms of our significant contracts as of December 6, 2023, are as follows:

Customer	Customer PO/Contract	Contract Type	Total Award Value (millions)	Remaining Value (millions)	Delivery Period

US Prime Contractor(1) Sighting Systems	Subcontract PO 35515590	FFPQ with Option years	$4.0	$1.2	Oct 2017- Mar 2026

DLA Land and Maritime(2) Periscopes	Prime SPE7LX-18-D-0108	IDIQ	$2.4	$0.6	Feb 2020 - Jun 2024

DLA Land and Maritime(3) Periscopes	Prime SPE7LX-19-D-0089	IDIQ	$1.5	$1.1	Feb 2021 - Jul 2026

DLA Land and Maritime(4) Periscopes	Prime SPE7LX-20-D-0020	IDIQ	$1.1	$0.3	Dec 2021 – Jan 2024

DLA Land and Maritime(5) Periscopes	Prime SPE7MX-20-D-0028	IDIQ	$-	$-	No task awards as of current date

DLA Land and Maritime(6) Periscopes	Prime SPE7MX-20-D-0032	IDIQ	$-	$-	No task awards as of current date

U.S. Prime Contractor(7) XM10 Aiming Circles	Subcontract PO 63659	FFPQ	$2.3	$2.3	Delayed Schedule Pending

DLA Land and Maritime(8)	Prime	IDIQ	$4.2	$1.2
Periscopes	SPE7LX-21-D-0057				Sept 2021 – May 2024

U.S. Prime Contractor(9) Laser Filter Units (AOC)	Subcontract PO 631537	FFPQ	$8.4	$2.6	Aug 2021 - July 2024

US Prime Contractor(10) Periscopes	Subcontract PO 40389248,40389250	FFPQ	$1.7	$0.2	Feb 2022 - Jan 2024

US Prime Contractor(11) Laser Filter Unit (AOC)	Subcontract PO 52960	FFPQ	$1.0	$0.3	Nov 2022 - Dec 2023

Commercial Customer(12) Optical Assemblies (AOC)	Subcontract PO 28012	FFPQ	$2.2	$0.6	Apr 2023 - Apr 2024

Commercial Customer(13) Optical Assemblies (AOC)	Subcontract PO 28043	FFPQ	$1.1	$0.5	Jun 2023 - May 2024

US Prime Contractor(14) Day Windows (AOC)	Subcontract PO 40385578	IDIQ	$1.9	$1.6	Dec 2022 - Sep 2025

US Prime Contractor(15) Periscopes	Subcontract PO 319216	FFPQ	$0.7	$0.6	Jun 2023 - Aug 2024

Government of Israel MOD(16) Refurbish Night Vision Equip	Foreign Military Sales PO 4441236828	FFPQ	$3.4	$3.4	Pending Revision (Jan 2024 - 2025)

DLA Land at Aberdeen(17) Light Interference Filters (AOC)	Prime SPRBL1-23-D-0001	IDIQ	$3.6	$3.5	May 2023-May 2025

DLA Land and Maritime(18)	Prime SPE7LX-23-D-0092	IDIQ	$1.6	$1.6	Mar 2024 – Jun 2024
Periscopes

DLA Land and Maritime(19)	Prime SPE7LX-23-D-0093	IDIQ	$0.2	$0.2	May 2024 – Jun 2024
Periscopes

US Prime Contractor(20) Periscopes	Subcontract PO 23148	FFPQ	$1.4	$1.4	Apr 2024 – Dec 2024

US Prime Contractor(21) Laser Interface Filters (AOC)	Subcontract PO 921328	FFPQ	$1.0	$1.0	Nov 2023 - Dec 2024

ACC-DTA(22) M22 Binoculars (AOC)	Prime W56HZV-23-D-0071	IDIQ	$0.5	$0.5	Aug 2024

US Prime Contractor(23) Laser Filter Units (AOC)	Subcontract PO 450005346	FFPQ	$1.1	$1.1	Jun 2024 - Jun 2025

US Prime Contractor(24) Laser Filter Units (AOC)	Subcontract PO 4500045781	FFPQ	$1.2	$1.2	Apr 2024 - Aug 2025

US Prime Contractor(25) Periscopes	Subcontract PO 40431189	FFPQ	$1.7	$1.7	May 2024 - May 2025

US Prime Contractor(26) Sighting Systems	Subcontract PO 40431702	FFPQ	$1.3	$1.3	Jul 2025 - Dec 2026

(1)	The original three-year contract was awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The contract includes option years to extend the period of performance through 2035 if awarded. The current contract option extends the in-service support through March 2026 for their existing fleet of Light Armored Vehicles.
(2)	Contract awarded September 5, 2018. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. On June 23, 2022 the customer exercised the option for the final option year 2. The ordering period for option year 2 expired as of September 10, 2023.

(3)	Contract awarded March 4, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. On February 27, 2023, the customer exercised the second of two option years extending the ordering period of the contract through March 3, 2024.
(4)	Contract awarded on November 12, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $2.3 million. The ordering period for the base award expired on November 11, 2022 with no option years. The current remaining value of $0.3 million is pending cancellation as the orders were executed in error by the customer.
(5)	Contract awarded on January 24, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $3.6 million. As of October 1, 2023, there have been no task orders released against the base contract award. On January 24, 2023, the customer exercised the first of two option years extending the ordering period of the contract through January 23, 2024.
(6)	Contract awarded on February 12, 2020. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $9.2 million. As of October 1, 2023, there have been no task orders released against the base contract award. On February 6, 2023, the customer exercised the first of two option years extending the ordering period of the contract through February 12, 2024.
(7)	Purchase Order by a U.S. prime contractor in support of government contract W15QKN-16-D-0055 for Aiming Circle optical subassemblies. The purchase order was awarded on July 30, 2020 for $2 million and amended to $2.3 million on September 14, 2020 and includes non-recurring engineering, first article testing and production deliveries. Contract has been delayed pending receipt of customer furnished material and is pending changes to the contract delivery schedule.
(8)	Contract awarded on January 6, 2021. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $14.4 million. On November 29, 2023 Optex Systems Inc. received formal letter notification of the DLA’s intent to exercise the first of two option years extending the ordering period from January 6, 2024 through January 5, 2025. The contract modification for the option exercise is pending as of December 6, 2023.
(9)	Purchase Order awarded August 3, 2021 by a U.S. prime contractor in support of U.S. government contracts. Award includes first article inspection in August 2021 and production deliveries commencing in September 2021 through July 2024.
(10)	Purchase Orders awarded September 24, 2021 by a U.S. prime contractor in support of U.S. government contracts.
(11)	Purchase Orders awarded June 28, 2022 from a U.S. defense contractor in support of laser filter units.
(12)	Purchase Orders awarded August 26, 2022 from a commercial customer in support of optical assemblies.
(13)	Purchase Orders awarded August 31, 2022 from a commercial customer in support of optical assemblies.

(14)	Purchase Orders awarded August 29, 2021 and modified with a significant quantity increase on September 28, 2022 by a U.S. prime contractor in support of U.S. government contracts.
(15)	Purchase Orders awarded September 16, 2022 by a U.S. prime contractor in support of U.S. government contracts.
(16)	Purchase Orders awarded October 27, 2022 to repair and refurbish night vision equipment for the Government of Israel which includes an option for an additional quantity up to 100%. The Contract is pending a firm delivery schedule pending receipt of the export license. Deliveries are expected to begin in January 2024.
(17)	Contract awarded on November 2, 2022 for spare Light Interference Filters associated with various Night Vision Goggle systems. This is a five year Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of the contract. The award has a maximum order value of $7.5 million with an expected average annual revenue over the following five year period of $1.0 million to $1.5 million.
(18)	Contract awarded on June 27, 2023. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes. The award has a maximum order value of $2.1 million.
(19)	Contract awarded on June 28, 2023. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes. The award has a maximum order value of $1.8 million.
(20)	Purchase Order awarded on August 2, 2023 by a U.S. prime contractor in support of U.S. government contracts.
(21)	Purchase Order awarded on August 17, 2023 by a U.S. prime contractor in support of U.S. government contracts.
(22)	Contract awarded on September 15, 2023. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for binoculars and includes first article testing and production deliveries. The award has an estimated value of $2.1 million across the five-year period.
(23)	Purchase Order awarded on October 16, 2023 by a U.S. prime contractor in support of U.S. government contracts.
(24)	Purchase Order awarded on November 9, 2023 by a U.S. prime contractor in support of U.S. government contracts.
(25)	Purchase Order awarded on November 10, 2023 by a U.S. prime contractor in support of U.S. government contracts.
(26)	Purchase Order awarded on November 6, 2023 by a U.S. prime contractor in support of U.S. government contracts.

Market Opportunity — U.S. Military

During the twelve months ended October 1, 2023, approximately 74% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2018 through 2023 and estimated spending through 2028. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. For fiscal year 2024, the total projected military spending is estimated at $863 billion, an overall increase of 11.9% over estimated 2023 spending. The chart below also depicts increased spending through 2028 of 6.1% from the 2024 plan level, reflecting an average increase of 1.5% per year for years 2025 through 2028. Military procurement spending, a subset of total military spending, depicts an overall increase of $15.3 billion, or 10.8%, in fiscal year 2024 as compared to the estimated spending in fiscal year 2023.

The National Defense Authorization Act (NDAA) for Fiscal Year 2024 was enacted by Congress in December 2023 for $886 billion, an increase of $28 billion, or 3% over the prior year NDAA. The 2024 NDAA includes DOD military procurement of $169 billion, 8% above the Department of Defense procurement budget request of $156.4 billion. The Chart below depicts the original estimated funding levels from the U.S. Department of Defense based on the FY2024 budget request.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2024, Table 3.2 Outlays by function and sub function, 1962-2028.

The table below depicts the U.S. Department of Defense budget request for fiscal year 2024 for major ground system programs. The last five years have experienced a significant reduction in spending for U.S ground system military programs, and more specifically on the Abrams Tank Modifications/Upgrades, which has a direct impact on the Optex Systems Richardson segment revenue. The total fiscal year 2024 budget request for major ground system programs decreased by 2.3% from the fiscal year 2023 levels and by 10.8% from the fiscal year 2020 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

($ in Millions)	FY2020	FY2021	FY2022	FY2023F	FY2024B
Joint Light Tactical Vehicle	$1,716.5	$1,408.3	$1,046.6	$1,005.1	$1,183.8
ARMY
Abrams Tank Modification/Upgrade	2,186.0	1,404.2	1,264.3	1,308.5	896.5
Armored Multi-Purpose Vehicle	525.2	132.1	984.6	380.7	554.8
Paladin Integrated Management	744.5	681.4	662.9	703.2	511.6
Family of Medium Tactical Vehicles	141.4	211.2	144.4	143.9	142.9
Family Of Heavy Tactical Vehicles	50.8	28.8	214.0	292.6	110.6
Next Generation Squad Weapon	86.2	125.3	127.6	201.7	328.1
Ground Mobility Vehicle	-	-	-	-
Stryker	953.2	1,186.3	1,112.7	957.8	639.1
USMC
Amphibious Combat Vehicle	349.3	478.1	591.9	618.6	660.8
Total Ground Systems Vehicles (millions)	$6,753.1	$5,655.7	$6,343.9	$6,167.0	$6,024.9

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2024 Budget Request”, March 2023 and “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2023 Budget Request”, April 2022 and “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2022 Budget Request”, May 2021.

The 2024 Department of Defense Budget indicates an overall decrease in ground system vehicle program spending in the fiscal year 2023 and 2024 appropriation budget years. There is generally a six- to eighteen-month delay between U.S. defense budget requests and program delivery orders related to our products from government agencies and our prime defense customers. In addition, DoD budget requests are often changed throughout the congressional NDAA Budgeting and Budget appropriations process. The DoD budget requests exclude any foreign military sales as they are funded separately from the annual NDAA budgets. We are carefully watching the projected trends in both DoD military spending and FMS as defense allocation priorities change, as well as challenges which are presented from the global recession and changes in political climate to ascertain any potential impact to the Company’s future revenue.

The Applied Optics Center supports numerous other military platforms outside of the ground system vehicles budget, such as infantry rifle scopes, night vision monoculars, infantry and navy binoculars, night goggles, and infrared aircraft filters. The Applied Optics Center has seen a substantial increase in orders from new and existing customers in support of the other platforms, which we expect to offset the impact of the ground systems reductions to their base revenue.

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

We were successful with the Israeli Ministry of Defense (IMOD) in refurbishing a small quantity of their Night Vision Rifle Scopes. Given this success, in November 2022, the IMOD awarded us a $3.4 million follow on contract to continue this activity. We anticipate deliveries against the contract to begin during the second quarter of fiscal year 2024. If we successfully execute this contract, we would expect another contract award of similar size and duration.

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

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (DLA) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Elbit Systems, BAE, Sig Sauer, Enterprise Cabling and Vortex Optics), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and also as a commercial optical assembly supplier (Nightforce Optics, Gables Engineering, Amazon). During the twelve months ended October 1, 2023, we derived approximately 72% of our gross business revenue from five major customers: U.S. government agencies (22%), three U.S. defense contractors (14%, 7%, and 6%) and one major commercial customer (23%). We have approximately 151 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the same product. Three combat vehicles have a long history of service in the U.S. Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Under current Army modernization plans, the Army envisions all three vehicles in service with Active and National Guard forces beyond FY2028. Optex Systems provides periscopes and optical sighting systems in support of all three vehicle platforms. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements; however, as illustrated above, spending on modifications and upgrades of the Abrams tank by the U.S. military has significantly decreased in the past five years and we expect this trend to continue. The Abrams is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq, and since 2007, Australia. On average, there has been a new improvement package every seven years. The Army is currently upgrading the Abrams with a System Enhancement Package Version 3 (SEPv3), with additional upgrades in development. Additionally, the US Army has announced contracts to produce 742 Stryker DVH vehicles, redesigned (dual v-hulled vehicles) to be more resistant to land mines, as retrofits and as new production vehicles. The Abrams, Bradley and Striker vehicles are the only production tanks currently in production by the government. We believe that this, in conjunction with the 30-year life span, supports our expectation that they will continue to be used through approximately 2040.

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

Our manufacturing process is driven by the use of six sigma techniques and process standardization. Initial activities in this area have been the successful six sigma projects in several production areas which have led to improved output and customer approval on the aesthetics of the work environment. In addition, we use many tools including 5S programs and six sigma processes, and define, measure, analyze, improve, control (DMAIC) problem solving techniques to identify bottlenecks within the process flow, reduce cost and improve product yields. Successful results can then be replicated across the production floor and drive operational improvements.

Economies of Scale

Plant efficiencies fluctuate as a function of program longevity, complexity and overall production volume. Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume. As our volume increases, our support labor, material and scrap costs decline as a percentage of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs and they are spread across a higher volume base. Conversely, as production volumes decline, our labor and material costs per unit of production generally increase. Additional factors that contribute to economies of scale relate to the longevity of the program. Long running, less complex programs (e.g., periscopes) do not experience as significant of an impact on labor costs as production volumes change, as the associated workforce is generally less skilled and can be ramped quickly as headcounts shift. Our more complex thin laser filter coatings, Howitzer and thermal day/night programs are more significantly impacted by volume changes as they require a more highly-skilled workforce and ramp time is longer as the training is more complex. We continually monitor customer demand over a rolling twelve-month window and in order to anticipate any changes in necessary manpower and material which allows us to capitalize on any benefits associated with increased volume and minimize any negative impact associated with potential declines in product quantities.

Sources and Availability of Raw Materials

Disclosure responsive to this item is incorporated herein by reference to “Risk Factors – Risks Related to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.”

Intellectual Property

We utilize several highly specialized and unique processes in the manufacture of our products. While we believe that these trade secrets have value, it is probable that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We possess three utility patents and three design patents.

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

On April 4, 2023, we were issued U.S. Patent No. 11,619,824 B2 titled “Selectable Offset Image Wedge” which is a mechanical wedge used to offset the image anywhere in the selectable range of circular travel within the defined offset field of view. This application is a continuation-in-part of U.S. Patent No. 10,324,298 and claims priority to U.S. Patent No. 10,324,298, issued on June 18, 2019.

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

Employees and Human Capital

We had 106 full time equivalent employees as of October 1, 2023 and 102 employees as of December 6, 2023, which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

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

Economic and political events in the past few years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures linked to COVID-related supply chain disruptions. In addition, the threat of a larger war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other, potentially recessionary, effects on the global economy. Prolonged inflationary conditions and prolonged periods of high interest rates could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

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

We compete with several other large defense contractors, as well as homebuilding, industrial manufacturing and warehousing industries within the immediate area of our manufacturing facilities for both lower and higher skill level manufacturing employees. The limited supply of available workers for hire, combined with increasing competition among other local industries, may result in increased production costs associated with higher wages, employee bonuses, overtime premiums and enhanced employee benefits in addition to cost increases associated with employee recruitment, employee turnover, training and learning curve inefficiencies. We may be unable to fill the labor positions required to meet our customer demands in a timely or cost-effective manner, which would impede our ability to meet current or increasing production levels in line with our customer expectations and adversely affect our ability to grow revenue or maintain our current margin levels.

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

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Even if our estimates are reasonable at the time made, prices of materials are subject to unanticipated adverse fluctuation. In the event our actual costs exceed the fixed costs determined under our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.

We have several multiyear IDIQ contracts at fixed prices which have open ordering periods and are currently at low profit rates or in a loss condition. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. As of October 1, 2023, there was $243 thousand in accrued loss provisions for loss contracts or cost overruns.

Approximately 92% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected, however these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of either executive officer or any other key employee could have a material adverse effect on our business. We currently have only two employment agreements. We do not presently maintain “key man” insurance on any other key employees. We believe that experienced personnel will continue to be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel, if such recruiting efforts are not successful in a timely manner.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding on a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases; the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would seek to find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then generally be re-negotiated (e.g., specifications, delivery, price). As of December 1, 2023, approximately 9% of our material requirements are single-sourced across 13 suppliers representing approximately 27% of our active supplier order value. Single-sourced component requirements span across all of our major product lines.

We consider it a material financial or schedule risk if we believe it will take us at least three months to identify and qualify a suitable replacement for specialized single source suppliers. In the table below, we identify those specialized single source suppliers with respect to which we face such a material risk and the product lines supported by those materials utilized by us as of December 6, 2023.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems M36 DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Die-cast housings	All die cast tooling is consolidated at this supplier. It would take approximately six months to move tooling and re-qualify a new supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Steel castings	Alternative supplier source would take six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Vision Blocks	MIL Spec welded housings for vision blocks	Would take approximately 8-10 months to re-qualify a new supplier source.	Currently working with current vendor to keep supply of these parts

Vision Blocks	Large/Small/Customs Blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

MRS	AL Castings for Housing	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently, ordering for a single source, new casting tool and FAT will be required to qualify a new source

Short/Long Drivers	Mirrors	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

Big Eye	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier source	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Beamsplitter	Glass tight dimensions and Special Coating	Limited number of suppliers that can meet tight customer specifications without deviation	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center LIF Assembly	Container Wrench and Retaining Ring	Mold tooling was manufactured by and used by one source. Tooling would not fit other potential supplier’s equipment. Finding another source would be very expensive and take approximately 1 year to transition	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center LIF Assembly	Rubber Seal	Mold tooling was manufactured by and used by one source. Tooling would not fit other potential supplier’s equipment. Finding another source would be very expensive and take approximately 1 year to transition	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center Assorted LFU Assemblies	ARD (Anti-Reflective Device)	Only one approved Government source of supply at this time	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

For the year ended October 1, 2023, the Company’s consolidated revenues were derived from U.S. government agencies (22%), three U.S. defense contractors (14%, 7%, and 6%), one major commercial customer (23%) and all other customers (28%). Approximately 95% of total Company revenue is generated from domestic customers and 5% is derived from foreign customers, primarily Canada. In particular, a decision by one of our major defense contract customers, U.S. government agencies, or major commercial customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 72% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 151 discrete contracts with major defense contractors and the U.S. Government (primarily Defense Logistics Agencies (DLA), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

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

Risks Related to our Credit Facility and Liquidity

Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.

Our Loan Agreement with Texas Capital Bank contains restrictive covenants that require us to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1, which we may fail to meet if there is a material decrease in our profitability or liquidity. In addition, the Loan Agreement contains restrictive covenants governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The borrowings under the Loan Agreement are secured by substantially all of our operating assets as collateral.

A breach of any of the restrictions and covenants could result in a default under our Loan Agreement, which, if not cured or waived, could cause any outstanding indebtedness under the agreement (or under any future financing arrangements) to become immediately due and payable, and result in the termination of commitments to extend further credit. We may not have sufficient funds on hand to repay the loan, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.

If our debt level significantly increases in the future, it could have significant consequences on our ongoing operations including requiring us to dedicate a significant portion of our cash flow from operations to servicing debt rather than using it to execute our strategic initiatives; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other worthwhile endeavors; and limiting our ability to react to changes in the market.

Risks Related to Our Stock

Our stock typically trades in low volumes daily which could lead to illiquidity, volatility, or depressed stock price.

Our stock is listed on Nasdaq, but typically trades in low daily volumes. Because of a history of low trading volume, our stock is relatively illiquid and its price may be volatile. This may make it more difficult for our stockholders to resell shares when desired or at attractive prices. Some investors view low-volume stocks as unduly speculative and therefore not appropriate candidates for investment. Also, due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our stock.

Any analysts covering our stock could negatively impact the stock price.

The trading market for our common stock will likely be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any such analysts downgrade their evaluation of our stock, the price of our stock could decline. Furthermore, if our operating results fail to meet analysts’ expectations, our stock price would likely decline.

Our stock price has been and will likely continue to be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price, and we may be more vulnerable to securities class action litigation.

Since our common stock was listed on Nasdaq in March 2023, our stock price, as reported by Nasdaq, has ranged from a low of $2.87 to a high of $4.47. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. If we were to become involved in securities litigation, it could result in substantial costs, divert management’s attention and resources from our business and adversely affect our business.

We are a “smaller reporting company” as defined in SEC regulations, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under SEC regulations and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our stockholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is listed on the Nasdaq Capital Market under the symbol “OPXS”.

On December 15, 2023, the closing price for our common stock was $4.15 per share.

Securities outstanding and holders of record

On December 15, 2023, there were approximately 80 shareholders of record for our common stock and 6,784,130 shares of our common stock issued and outstanding.

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

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended October 1, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this Annual Report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, October 1, 2023, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended October 1, 2023, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

All references in the following section to 2022 or 2023 with respect to our financial position and results of operations are to our fiscal years ended October 2, 2022 or October 1, 2023, respectively.

Background

Optex Systems, Inc. manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

Many of our contracts are prime or subcontracted directly with the Federal government and, as such, are subject to Federal Acquisition Regulation Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2 “Termination for Convenience of the Government Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors. It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties. We are currently not aware of any material pending terminations for convenience or for default on our existing contracts.

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

Material Trends and Recent Developments

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the year ended October 1, 2023 and is expected to continue to have a negative effect on the margins expected to be generated under our long-term fixed contracts over the next three years. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.”

We have experienced significant material shortages during the year ended October 1, 2023 and extending into the first three months of fiscal year 2024 from several significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the year ended October 1, 2023, which continue into the first three months of fiscal year 2024, have negatively impacted our production levels and have pushed the expected delivery dates into the first half of fiscal year 2024. We are aggressively seeking alternative sources and actively expediting our current suppliers for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. While we are encouraged by recent improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during the second through fourth quarters, our suppliers have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

In March 2023, we moved our line of credit from PNC Bank to Texas Capital Bank and increased our available line of credit to $3.0 million from the previous $2.0 million line with PNC. The increase in credit limit helps us meet our working capital requirements in light of the increased backlog and delay of revenues from the fiscal year 2023.

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S ground system military programs, which has a direct impact on the Optex Systems Richardson segment revenue, all of which is incorporated herein by reference.

We refer to “Item 1. Business – Recent Events” of this report for recent developments affecting the Company.

Results of Operations by Segment

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant (to which we refer below as the Optex Systems segment or Optex Systems), and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014 (to which we refer below as the Applied Optics Center segment or Applied Optics Center), are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended October 1, 2023 and October 2, 2022 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selective Financial Info

(Thousands)

	Twelve months ended
	October 1, 2023				October 2, 2022
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$12,120	$13,539	$-	$25,659	$9,533	$12,850	$-	$22,383
Intersegment Revenues	-	893	(893)	-	-	879	(879)	-
Total Segment Revenue	12,120	14,432	(893)	25,659	9,533	13,729	(879)	22,383

Total Cost of Sales	9,729	10,204	(893)	19,040	8,441	9,924	(879)	17,486

Gross Profit	2,391	4,228	-	6,619	1,092	3,805	-	4,897
Gross Margin %	19.7%	29.3%	-	25.8%	11.5%	27.7%	-	21.9%

General and Administrative Expense	3,121	464	247	3,832	2,613	475	162	3,250
Segment Allocated G&A Expense	(1,338)	1,338	-	-	(1,141)	1,141	-	-
Net General & Administrative Expense	1,783	1,802	247	3,832	1,472	1,616	162	3,250

Operating Income (Loss)	608	2,426	(247)	2,787	(380)	2,189	(162)	1,647
Operating Income (Loss) %	5.0%	16.8%	-	10.9%	(4.0)%	15.9%	-	7.4%

Interest Expense	-	-	(55)	(55)	-	-	-	-

Income (Loss) before taxes	$608	2,426	(302)	2,732	$(380)	2,189	(162)	1,647
Income (loss) before taxes %	5.0%	16.8%	-	10.6%	(4.0)%	15.9%	-	7.4%

Our total external sales revenues increased by $3.3 million in the fiscal year 2023, or 14.6% compared to the 2022 fiscal year. The Optex Systems segment realized a $2.6 million, or 27.1% increase, and the Applied Optics Center segment realized an increase of $0.7 million, or 5.4%, in external revenue compared to the prior year period. Intersegment revenues were $0.9 million for 2023 and 2022. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross profit increased $1.7 million and the gross margin percentage increased by 3.9 points from 21.9% in the 2022 fiscal year to 25.8% in the 2023 fiscal year. Optex Systems gross profit increased by $1.3 million and the gross margin percentage increased to 19.7% as compared to 11.5% in the prior year period on significantly higher revenue. Applied Optics Center gross profit increased by $0.4 million and the gross margin percentage increased to 29.3% as compared to 27.7% in the prior year period. The increase in consolidated gross profit is primarily attributable to higher absorption of the fixed overhead cost base associated with higher revenue levels at both operating segments combined with shifts in revenue mix in the Applied Optics Center.

Consolidated general and administrative costs increased from $3.2 million for the twelve months ended October 2, 2022 to $3.8 million for the twelve months ended October 1, 2023. During the years ended 2023 and 2022, Applied Optics Center absorbed $1.3 million and $1.1 million, respectively, of fixed general and administrative costs incurred by Optex Systems for support services. The increase in allocated general and administrative expenses during the 2023 year is directly attributable to the increase of $0.6 million in general and administrative spending during the twelve-month period combined with a shift in revenue volume between segments. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Consolidated operating income increased by $1.2 million in the year ended October 1, 2023 to an income of $2.8 million as compared to the prior year operating income of $1.6 million. The increase in operating income is primarily attributable to operating income of $1.0 million at the Optex Systems segment and increased operating income of $0.2 million at the Applied Optics Center segment on higher revenue and gross profit. The increased segment operating income is slightly offset by a decrease in operating income of ($0.1) million in other unallocated costs for increases in general and administrative and interest costs as compared to the prior year.

Income before taxes increased $1.1 million, to $2.7 million in the 2023 fiscal year from a prior year income before taxes of $1.6 million. The increase in income before taxes year over year is primarily due to the increase in revenue and gross profit in both segments.

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

During the twelve months ended October 1, 2023, the Company booked $34.6 million in new orders, representing a 23.6% increase from the prior year period orders of $28.0 million. The orders for the most recently completed twelve months consist of $23.3 million for our Optex Richardson segment and $11.3 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the twelve months ending October 1, 2023 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Twelve months ended October 1, 2023	Twelve months ended October 2, 2022	Variance	% Chg
Periscopes	$15.9	$9.2	$6.7	72.8%
Sighting Systems	4.0	0.7	3.3	471.4%
Howitzer	-	-	-	-%
Other	3.4	3.6	(0.2)	(5.6)%
Optex Systems – Richardson	23.3	13.5	9.8	72.6%
Optical Assemblies	1.9	6.7	(4.8)	(71.6)%
Laser Filters	7.6	4.7	2.9	61.7%
Day Windows	0.3	1.9	(1.6)	(84.2)%
Other	1.5	1.2	0.3	25.0%
Applied Optics Center – Dallas	11.3	14.5	(3.2)	(22.1)%
Total Customer Orders	$34.6	$28.0	$6.6	23.6%

The Company has seen significant increases in orders for many of its defense products during the fiscal year 2023 inclusive of two new customers for our sighting systems and filter programs. On November 1, 2022, the Company announced it has been awarded a $3.4 million sighting system order to repair and refurbish night vision equipment for the Government of Israel. The order represents a significant increase in our Optex Richardson sighting systems business base for a new customer and includes an additional potential award value with a 100% optional award quantity clause. Deliveries under this contract are expected to begin in the second quarter of fiscal year 2024. Our Optex Richardson periscope orders have increased $6.7 million, or 72.8% over the prior year, including $9.0 million in task delivery awards against our long term IDIQ contracts. On June 30, 2023, we booked a $3.0 million delivery order at our Applied Optics segment for the delivery of laser interface filters against a five-year IDIQ contract. On September 18, 2023, the Company announced it was awarded a five-year Indefinite Delivery Indefinite Quantity (IDIQ) contract from the U.S. Government, for M22 (7 x 50) Binoculars with an estimated value of $2.12 million. As of October 1, 2023, the Applied Optics Center had received task orders valuing $0.5 million against this award.

The Optex Systems Richardson segment currently has six open US Government IDIQ type military contracts for periscopes and two open IDIQ contracts with another prime contractor for periscopes and unity mirrors with unspent funding which covers base year and option year requirement periods into 2029. We anticipate additional orders throughout the next five years for these ongoing contracts. In addition, the Company has three open bid requests for new multi-year IDIQ contracts pending with the U.S. Government for additional periscopes that are expected to be awarded in the next twelve months.

Backlog as of October 1, 2023 was $41.8 million as compared to a backlog of $32.9 million as of October 2, 2022, representing an increase of 27.1%. The following table depicts the current expected delivery by quarter of all contracts awarded as of October 1, 2023, as well as the October 1, 2023 backlog as compared to the backlog on October 2, 2022.

(Millions)

Product Line	Q1 2024	Q2 2024	Q3 2024	Q4 2024	2024 Delivery	2025+ Delivery	Total Backlog 10/1/2023	Total Backlog 10/2/2022	Variance	% Chg
Periscopes	$2.1	$2.5	$3.5	$3.9	$12.1	$2.8	$14.9	$7.6	$7.3	96.1%
Sighting Systems	0.1	0.5	0.4	0.5	1.6	3.1	4.7	1.7	3.0	176.5%
Howitzer	-	-	-	-	-	2.3	2.3	2.3	-	-%
Other	1.1	1.3	0.7	0.3	3.2	1.4	4.6	3.4	1.2	35.3%
Optex Systems – Richardson	3.3	4.3	4.6	4.7	16.9	9.6	26.5	15.0	11.5	76.7%
Optical Assemblies	1.2	1.1	0.2	0.3	2.8	-	2.8	6.8	(4.0)	(58.8)
Laser Filters	1.9	2.1	2.3	1.8	8.1	1.8	9.9	8.7	1.2	13.8
Day Windows	0.2	0.3	0.2	0.2	0.9	0.8	1.7	2.0	(0.3)	(15.0)
Other	0.2	0.2	0.1	0.3	0.8	0.1	0.9	0.4	0.5	125.0
Applied Optics Center – Dallas	3.5	3.7	2.8	2.6	12.6	2.7	15.3	17.9	(2.6)	(14.5)%
Total Backlog	$6.8	$8.0	$7.4	$7.3	$29.5	$12.3	$41.8	$32.9	$8.9	27.1%

Optex Systems - Richardson

During the twelve months ended October 1, 2023, backlog for our Optex Richardson segment increased by 76.7%, or $11.5 million to $26.5 million, as compared to the prior year ending backlog of $15.0 million.

Backlog for our periscope product line has increased 96.1% or $7.3 million to $14.9 million, from our 2022 fiscal year end level of $7.6 million, primarily on new order releases against our long term IDIQ contracts. Our projected periscope revenue over the next twelve months is currently exceeding our supplier and headcount capacity. We are currently working with our suppliers to ramp up material deliveries in addition to adding automated buffing equipment and manpower to increase production capacity in line with our increasing customer demands over the next twelve months.

Sighting Systems product line backlog increased 176.5%, or $3.0 million, to $4.7 million, from our 2022 fiscal year end level of $1.7 million. The increased backlog is primarily driven by the $3.4 million order from Israel for the repair and refurbishment of night vision equipment. Deliveries against the new award are expected to begin in the second fiscal quarter of 2024, pending the approval of export licenses.

The Howitzer contract awarded in July 2020 continues to experience customer driven delays related to customer furnished materials. This program is currently on hold pending statement of work changes and materials furnished by the customer.

Our backlog in other product groups increased by $1.2 million or 35.3% from $3.4 million in 2022 to $4.6 million in 2023 on new orders booked during the twelve months ended October 1, 2023, primarily for muzzle reference systems and spare components for a major U.S. defense contractor, combined with $0.3 million in optical wedge assemblies for a commercial customer.

Applied Optics Center – Dallas

The Applied Optics Center backlog decreased by $2.6 million, or 14.5%, for the year ended October 1, 2023, from $17.9 million in 2022 to $15.3 million in 2023.

Backlog for our optical assemblies decreased by $4.0 million, or 58.8%, as compared to the prior year on lower customer demand from one of our commercial customers. We anticipate new order bookings during the next six months, although we are projecting an overall revenue reduction in optical assemblies of approximately 40% over the next twelve months compared to fiscal year 2023.

Laser filter backlog increased by $1.2 million, or 13.8%, during the year due to $3.5 million in new order releases against our U.S. Government long term laser interface filter contract in addition to several new orders booked from other U.S. defense contractors for laser interface filters and laser filter units. We are anticipating additional order bookings for delivery in the fourth fiscal quarter of 2024 and a substantial increase in laser filter revenue of 55-60% over the next twelve months from the 2023 levels.

Day window backlog decreased by $0.3 million during the period as compared to the prior year as we continue to deliver against the existing orders from our ending 2022 backlog. We anticipate a slight increase in deliveries for day windows over the next twelve months based on the customer contract schedules.

Other Applied Optics backlog increased by $0.5 million, or 125.0% for the year ended October 1, 2023, on new orders booked during the period for M22 binoculars. On September 18, 2023, the Company announced it was awarded a 5-year IDIQ contract from the U.S. Government, for M22 (7 x 50) Binoculars with an estimated value of $2.12 million and during the month of September, the Company received $0.5 million in task award orders against this contract. Deliveries against the contract are expected to begin in the fourth fiscal quarter of 2024.

Please refer to “Material Trends and Recent Events” above or “Liquidity and Capital Resources” below for more information on recent developments and trends with respect to our orders and backlog, which information is incorporated herein by reference.

The Company continues to pursue domestic, international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We are also reviewing potential products outside our traditional product lines. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, and enter new markets.

Twelve months ended October 1, 2023 compared to the twelve months ended October 2, 2022

Revenues

The table below details the revenue changes by segment and product line for the year ended October 1, 2023 as compared to the year ended October 2, 2022.

Twelve months ended

(Millions)

Product Line	October 1, 2023	October 2, 2022	Variance	% Chg
Periscopes	$8.6	$7.2	$1.4	19.4
Sighting Systems	1.0	0.8	0.2	25.0
Howitzers	-	-	-	-
Other	2.5	1.5	1.0	66.7
Optex Systems – Richardson	12.1	9.5	2.6	27.4
Optical Assemblies	5.6	4.9	0.7	14.3
Laser Filters	6.4	5.9	0.5	8.5
Day Windows	0.6	1.0	(0.4)	(40.0)
Other	1.0	1.1	(0.1)	(9.1)
Applied Optics Center – Dallas	13.6	12.9	0.7	5.4
Total Revenue	$25.7	$22.4	$3.3	14.7

Our total revenues increased by $3.3 million, or 14.7% in fiscal year 2023 compared to fiscal year 2022. The Optex Systems Richardson segment realized a $2.6 million, or 27.4%, increase in revenue and the Applied Optics Center segment realized an increase of $0.7 million, or 5.4%, in revenue compared to the prior year.

Optex Systems - Richardson

Revenues on our periscope line increased $1.4 million during the twelve months ended October 1, 2023 and October 2, 2022 on higher customer demand and improved supplier deliveries.

Revenues on sighting systems increased by $0.2 million, or 25.0% from the prior year period due to shipments of $0.4 million in back up sights during the fourth quarter, offset by lower shipments against our OWSS repair contract.

Optex Systems-Richardson revenue on other product lines increased by $1.0 million, or 66.7%, compared to revenues in the prior year due to increased revenues for optical wedge assemblies, day camera assemblies, unity mirrors and assorted spare part assemblies for both commercial and U.S. defense contractors.

Applied Optics Center - Dallas

Revenue on optical assemblies increased by $0.7 million, or 14.3%, during the twelve months ended October 1, 2023 as compared to the prior twelve-month period on higher demand on several rifle scope assemblies from one of our major commercial customers.

Laser filter revenue increased by $0.5 million, or 8.5%, during the twelve months ended October 1, 2023 as compared to the prior twelve-month period on higher demand for laser interface filters and laser filter units from multiple defense contract customers.

Revenues on our day windows decreased by $0.4 million, or 40.0%, during the twelve months ended October 1, 2023 as compared to October 2, 2022 as we continue to ship against our existing customer contract schedule.

Applied Optics Center revenue for other product lines decreased by $0.1 million, or 9.1%, during the twelve months ended October 1, 2023 as compared to the prior twelve-month period on decreased revenue for unity mirrors.

Gross Margin. The gross margin for the year ended October 1, 2023 was 25.8% of revenue as compared to a gross margin of 21.9% of revenue for the year ended October 2, 2022. Cost of sales increased by $1.6 million to $19.0 million for 2023 compared to $17.5 million for 2022. The gross profit increased by $1.7 million to $6.6 million in 2023 as compared to $4.9 million in 2022. The increase is primarily due to higher revenue and shifts between segments and product lines combined with higher fixed cost absorption at both the Applied Optics Center and Optex Richardson segments related to increased production volume.

G&A Expenses. For the years ended October 1, 2023 and October 2, 2022, we recorded operating expenses of $3.83 million and $3.25 million, respectively. General and administrative cost increases of $0.6 million, or 17.8%, for fiscal year 2023 as compared to the prior year, are primarily attributable to increases of $0.2 million relating to labor expenses and $0.2 million relating to office, legal, IT and audit expenses, combined with a $0.1 million increase in stock compensation and a $0.1 million increase in bank fees. During the twelve months ended October 1, 2023, approximately $0.1 million of the increase in office and legal expense are directly related to our uplisting to the NASDAQ market in March 2023.

Operating Income. For the year ended October 1, 2023, we recorded operating income of $2.8 million as compared to operating income of $1.6 million during the year ended October 2, 2022. The $1.2 million increase in operating income is primarily due to higher revenue and gross profit, partially offset by increased general and administrative expenses.

Net income applicable to common shareholders. During the year ended October 1, 2023, we recorded net income applicable to common shareholders of $2.3 million as compared to net income applicable to common shareholders of $1.3 million during the year ended October 2, 2022. The increase of net income of $1.0 million is primarily attributable to the increase in operating profit, offset by increased interest expense of $0.1 million and increased income tax expense of $0.1 million over the prior year period.

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

The table below summarizes our twelve-month operating results for the periods ended October 1, 2023 and October 2, 2022, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure.

	(Thousands) Twelve months ended
	October 1, 2023	October 2, 2022

Net Income — GAAP	$2,263	$1,283
Add:
Federal Income Tax Expense	469	364
Depreciation	345	307
Stock Compensation	247	162
Interest Expense	55	-
Adjusted EBITDA - Non GAAP	$3,379	$2,116

Our Adjusted EBITDA increased by $1.3 million to $3.4 million during the twelve months ended October 1, 2023 as compared to $2.1 million during the twelve months ended October 2, 2022. The increase in EBITDA is primarily driven by increased revenue and operating profit during the current year as compared to the prior year twelve-month period. Operating segment performance is discussed in greater detail throughout the previous sections.

Liquidity and Capital Resources

As of October 1, 2023, Optex Systems Holdings had working capital of $13.5 million, as compared to $10.0 million as of October 2, 2022. During the twelve months ended October 1, 2023, we used operating cash of ($0.3) million, primarily driven by increased inventory, and spent ($0.4) million on acquisitions of property and equipment. During the twelve months ended October 1, 2023, our net borrowing against the credit facility was $1.0 million.

Backlog as of October 1, 2023 was $41.8 million as compared to a backlog of $32.9 million as of October 2, 3022, representing an increase of 27.1%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At October 1, 2023, the Company had approximately $1.2 million in cash and an outstanding payable balance of $1.0 against its $3.0 million line of credit. As of October 1, 2023, our outstanding accounts receivable balance was $3.6 million, which has been collected during the first quarter of fiscal 2024. During the first quarter of 2024, we paid down our credit facility to zero.

We refer to the disclosure above under “Material Trends and Recent Developments” with respect to recent supply chain disruptions and material shortages, which disclosure is incorporated herein by reference.

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

In some instances, new contract awards may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries. Currently none of our existing contracts allow for progress payments.

We refer to “Note 7 – Commitments and Contingencies – Rental Payments under Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated CAM payments under such leases as of October 1, 2023, which disclosure is incorporated herein by reference.

The Company expects to generate net income and positive cash flow from operating activities over the next twelve months. To remain profitable, we need to maintain a level of revenue adequate to support our cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit facility during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 8.08% per annum. As of October 1, 2023, the interest rate was 8.07% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of October 1, 2023, there was $1.0 million borrowed under the Credit Facility which was fully repaid during the first three months of fiscal year 2024. As of October 1, 2023, the Company is in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of July 2, 2023, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the year ended October 1, 2023, there were no stock repurchases against the plan.

During the twelve months ended October 1, 2023 the Company declared and paid no dividends. As of October 1, 2023, there are no outstanding declared and unpaid dividends.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of October 1, 2023, the Company had accrued warranty costs of $75 thousand, as compared to $169 thousand as of October 2, 2022. The primary reason for the $94 thousand decrease in reserve balances relates to lower customer returns on warrantied product being sold during the twelve months ended October 1, 2023, combined with a decrease in customer returned backlog pending repair or replacement to our customer as compared to the warranty backlog as of October 2, 2022.

As of October 1, 2023 and October 2, 2022, we had $243 thousand, and $289 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the subsequent decline in revenue at the Optex Systems Richardson segment combined with significant inflationary pressures on materials and labor in the last two years. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the twelve months ended October 1, 2023, the accrued contract losses decreased by $46 thousand on shipments against the active IDIQ contract backlog combined with improvements in manufacturing overhead rates on higher revenue volume. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts. We continue to monitor these contracts throughout the year for any significant changes in addition to seeking potential cost saving strategies to mitigate risk.

As of October 1, 2023, Optex Systems Inc. had a net carrying value of $0.9 million in deferred tax assets consisting of deferred tax assets of $1.7 million and valuation reserves of ($0.8) million. As of October 2, 2022, Optex Systems Inc. had a net carrying value of $0.9 million in deferred tax assets consisting of deferred tax assets of $1.8 million and valuation reserves of ($0.9) million. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”) as of October 1, 2023 and October 2, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the twelve months then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2023 and October 2, 2022, and the results of their operations and their cash flows for the twelve months then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas

December 18, 2023

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)
	October 1, 2023	October 2, 2022

ASSETS

Cash and Cash Equivalents	$1,204	$934
Accounts Receivable, Net	3,624	2,908
Inventory, Net	12,153	9,212
Contract Asset	336	-
Prepaid Expenses	219	328

Current Assets	17,536	13,382

Property and Equipment, Net	998	968

Other Assets
Deferred Tax Asset	922	942
Right-of-use Asset	2,740	3,222
Security Deposits	23	23

Other Assets	3,685	4,187

Total Assets	$22,219	$18,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$810	$706
Operating Lease Liability	620	604
Federal Income Taxes Payable	247	331
Accrued Expenses	1,265	958
Accrued Selling Expense	336	-
Accrued Warranty Costs	75	169
Contract Loss Reserves	243	289
Customer Advance Deposits	481	311

Current Liabilities	4,077	3,368

Other Liabilities
Credit Facility	1,000	-
Operating Lease Liability, net of current portion	2,282	2,761

Other Liabilities	3,282	2,761

Total Liabilities	7,359	6,129

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,763,070 and 6,716,638 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,285	21,096
Accumulated Deficit	(6,432)	(8,695)

Stockholders’ Equity	14,860	12,408

Total Liabilities and Stockholders’ Equity	$22,219	$18,537

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Income

	(Thousands, except share and per share data)
	Twelve months ended
	October 1, 2023	October 2, 2022

Revenue	$25,659	$22,383

Cost of Sales	19,040	17,486

Gross Profit	6,619	4,897

General and Administrative Expense	3,832	3,250

Operating Income	2,787	1,647

Interest Expense	55	-

Income Before Taxes	2,732	1,647

Income Tax Expense, net	469	364

Net income applicable to common shareholders	$2,263	$1,283
Basic income per share	$0.34	$0.16

Weighted Average Common Shares Outstanding - basic	6,616,462	8,128,024

Diluted income per share	$0.34	$0.16

Weighted Average Common Shares Outstanding - diluted	6,653,573	8,219,069

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	October 1, 2023	October 2, 2022

Cash Flows from Operating Activities:
Net Income	$2,263	$1,283
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation	345	307
Stock Compensation Expense	247	162
Change in Deferred Tax Asset	20	346
Accounts Receivable	(716)	254
Bad Debt Expense	-	21
Inventory	(2,941)	(1,629)
Contract Asset	(336)	-
Prepaid Expenses	109	(66)
Leases	20	80
Accounts Payable and Accrued Expenses	411	313
Federal Income Taxes Payable	(84)	331
Accrued Warranty Costs	(94)	91
Accrued Selling Expense	336	-
Customer Advance Deposits	170	311
(Decrease) Increase In Accrued Estimated Loss On Contracts	(46)	238
Total Adjustments	(2,559)	759
Net Cash (used in) provided by Operating Activities	(296)	2,042

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(376)	(257)
Net Cash used in Investing Activities	(376)	(257)

Cash Flows provided by (used) in Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(58)	(19)
Borrowings from Credit Facility	1,507	-
Payments to Credit Facility	(507)	-
Common Stock Repurchases	-	(4,732)

Net Cash provided by (used in) Financing Activities	942	(4,751)

Net Increase (Decrease) in Cash and Cash Equivalents	270	(2,966)
Cash and Cash Equivalents at Beginning of Year	934	3,900
Cash and Cash Equivalents at End of Year	$1,204	$934

Supplemental Cash Flow Information:

Non Cash Transactions:
Right-of-Use Asset	$-	$51
Operating Lease Liabilities	-	(51)
Treasury stock retired	-	4,801

Cash Transactions:
Cash Paid for (Refund of) Taxes	534	(312)
Cash Paid for Interest	55	-

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

	(Thousands, except share data)
	Common				Additional		Total
	Shares	Treasury	Common	Treasury	Paid in	Retained	Stockholders
	Issued	Shares	Stock	Stock	Capital	Earnings	Equity

Balance at October 3, 2021	8,523,704	35,555	$9	$(69)	$25,752	$(9,978)	$15,714
Stock Compensation Expense	-	-	-	-	162	-	162
Vested restricted stock units issued net of tax withholding	23,216	-	-	-	(19)	-	(19)
Common Stock Repurchase (1)	-	190,954	-	(371)	-	-	(371)
Cancellation of Treasury Shares (1)	(226,509)	(226,509)	-	440	(440)	-	-
Tender Offer Stock Repurchase and Cancellation(2)	(1,603,773)	-	(2)	-	(4,359)	-	(4,361)
Net income	-	-	-	-	-	1,283	1,283

Balance at October 2, 2022	6,716,638	-	$7	$-	$21,096	$(8,695)	$12,408

Stock Compensation Expense	-	-	-	-	247	-	247
Vested restricted stock units issued net of tax withholding	46,432	-	-	-	(58)	-	(58)
Restricted Shares Issued(4)	40,000	-	-	-	-	-	-
Forfeited Unvested Shares(3)	(40,000)	-	-	-	-	-	-
Net income	-	-	-	-	-	2,263	2,263

Balance at October 1, 2023	6,763,070	-	$7	$-	$21,285	$(6,432)	$14,860

(1)	Common shares repurchased in the open market during the twelve months ended October 2, 2022. Shares were held in treasury using the cost method. As of October 1, 2023, all of the treasury shares have been cancelled.

(2)

Common shares repurchased pursuant to the tender offer that closed on September 15, 2022. Total tendered shares of 1,603,773 at $2.65, or $4.25 million, plus transaction costs of $111 thousand. Repurchased shares were immediately cancelled.

(3)	Unvested common restricted shares which were forfeited and cancelled in February 2023.
(4)	Restricted and unvested shares issued to board member on May 9, 2023. Shares vest on 50% January 1, 2024 and 50% January 1, 2025.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of October 1, 2023, the Company operated with 106 full-time equivalent employees.

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

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2023 ended on October 1, 2023 and included 52 weeks. Fiscal year 2022 ended on October 2, 2022 and included 52 weeks.

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

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $1.2 million in cash on deposit with our banks. Only a portion of the cash, currently $381 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended October 1, 2023 are derived from sales to U.S. government agencies (22%), three U.S. defense contractors (14%, 7%, and 6%), one major commercial customer (23%) and all other customers (28%). The Company’s revenues for fiscal year ended October 2, 2022 are derived from sales to U.S. government agencies (14%), three major U.S. defense contractors (22%, 15% and 7%), one major commercial customer (22%) and all other customers (20%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. As of October 1, 2023, and October 2, 2022, Optex Systems Holdings had an allowance for doubtful accounts of $5 thousand, for non U.S. government account balances greater than 120 days. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for doubtful accounts is minimal. Optex Systems Holdings charges uncollectible accounts to bad debt expense in the period in which they are first deemed uncollectible. In the fiscal year 2023 we recognized zero in bad debt expenses associated with uncollectible accounts. In the fiscal year 2022 we recognized $21 thousand in bad debt expenses associated with uncollectible accounts. Accounts receivable was $3,183 as of October 3, 2021.

As of October 1, 2023, 79% of the accounts receivable balance was comprised of six customers: the U.S. government, 17%, four major defense contractors, 21%, 9%, 8% and 6%, and a commercial customer, 18%. As of October 2, 2022, 89% of the accounts receivable balance was comprised of eight customers: the U.S. government, 10%, five major defense contractors, 14%, 12%, 9%, 8% and 7%, a commercial customer, 19%, and a foreign military customer, 10%.

Inventory: Inventory is recorded at the lower of cost or net realizable value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of October 1, 2023, and October 2, 2022 inventory included:

	(Thousands)
	As of October 1, 2023	As of October 2, 2022
Raw Materials	$8,211	$6,953
Work in Process	4,460	2,722
Finished Goods	489	348
Gross Inventory	13,160	10,023
Less: Inventory Reserves	(1,007)	(811)
Net Inventory	$12,153	$9,212

In the twelve months ended October 1, 2023 Optex Systems recorded $196 thousand of obsolete and excess inventory reserves. Net Inventory increased by $2.9 million in support of increased customer backlog and higher revenue.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12-month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated with the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of October 1, 2023 and October 2, 2022, the existing warranty reserve balances of $75 thousand and $169 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended October 1, 2023 and October 2, 2022.

	Years ended
	2023	2022
Beginning balance	$169	$78

Incurred costs for warranties satisfied during the period	(133)	(4)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	223	198
Change in estimate for pre-existing warranty liabilities (2)	(184)	(103)
Warranty Expense	39	95

Ending balance	$75	$169

(1)	Warranty expenses accrued to cost of sales (based on current year shipments and historical warranty return rate).
(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the year. During the twelve months ended October 1, 2023, the warranty return rate was significantly below historical levels resulting in a favorable change in estimate during the period.

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

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $455 thousand for the twelve months ended October 1, 2023 and $464 thousand for the twelve months ended October 2, 2022.

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

During the twelve months ended October 1, 2023 there was $242 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). During the twelve months ended October 2, 2022, there was zero revenue recognized during the period from customer deposit liabilities (deferred contract revenue). As of October 1, 2023, there was $336 thousand in accrued selling expenses and $336 thousand in contract assets related to a new $3.4 million contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries expected to begin in the first half of fiscal year 2024 and extend through fiscal year 2025. As of October 2, 2022, there was no significant contract assets or selling expenses.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of October 1, 2023 and October 2, 2022, Optex Systems, Inc. had a balance of $481 thousand and $311 thousand, respectively, in customer advance deposits. Customer advance deposits were zero as of October 3, 2021.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. As of October 1, 2023, the Company had contract loss reserves of $243 thousand which have been separately itemized on the balance sheet. As of October 2, 2022, the Company had contract loss reserves of $289 thousand.

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

As of October 1, 2023, Optex Systems Inc. has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.7 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of October 1, 2023 and October 2, 2022, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings. During the twelve months ended October 1, 2023, the Company recognized an income tax expense of $0.5 million. During the twelve months ended October 2, 2022, the Company recovered $0.3 million in cash for a tax refund related to a net operating loss carryback from the prior year ended October 1, 2022, and recognized an income tax expense of $0.4 million. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

Earnings per Share: Basic earnings per share is computed by dividing income available for common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The potentially dilutive securities that Optex Systems Holdings had outstanding were restricted shares, restricted stock units and performance-based shares. Optex Systems Holdings uses the Treasury Stock Method to compute the dilutive effect of these securities. Securities that are anti-dilutive are excluded from the calculation of diluted earnings per common share.

For the twelve months ended October 1, 2023, 39,000 unvested restricted stock units, 120,000 restricted unvested shares and 27,000 performance shares (which converts to 37,111 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive and 108,000 performance shares were excluded from diluted earnings per share as they were below the target share price. For the twelve months ended October 2, 2022, 66,000 unvested restricted stock units and 180,000 unvested restricted shares (which converts to 91,045 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive.

Note 3 — Recent Accounting Pronouncements

There are no significant recent accounting pronouncements that affect the Company.

Note 4 — Segment Reporting

The Company’s reportable segments are strategic businesses offering similar products to similar markets and customers; however, the companies are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and the management at the time of the acquisition was retained. Both the Applied Optics Center and Optex Systems – Richardson operate as reportable segments under the Optex Systems, Inc. corporate umbrella. For both segments, the chief operating decision maker is Danny Schoening, CEO.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 86% of the Optex Systems segment revenue is comprised of domestic military customers, and 11% is comprised of foreign military customers and 3% is comprised of commercial customers. Optex Systems segment revenue is derived from the U.S. government, 19%, and two major U.S. defense contractors representing 14% and 6%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of October 1, 2023, the Richardson facility operated with 59 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 46% and military sales to prime and subcontracted customers represent 54% of the total segment revenue. Approximately 94% of the AOC revenue is derived from external customers and approximately 6% is related to intersegment sales to Optex Systems in support of military contracts. For the twelve months ended October 1, 2023, the AOC segment revenue from one major commercial customer, and one major defense contractor represent approximately 23% and 7% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of October 1, 2023, AOC operated with 47 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended October 1, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,120	$13,539	$-	$25,659
Intersegment revenues	-	893	(893)	-
Total Revenue	$12,120	$14,432	$(893)	$25,659

Interest expense	$-	$-	$55	$55

Depreciation and Amortization	$39	$306	$-	$345

Income (loss) before taxes	$608	$2,426	$(302)	$2,732

Other significant noncash items:
Allocated home office expense	$(1,338)	$1,338	$-	$-
Stock compensation expense	$-	$-	$247	$247
Warranty expense	$-	$39	$-	$39

Segment Assets	$14,043	$8,176	$-	$22,219
Expenditures for segment assets	$33	$343	$-	$376

	Reportable Segment Financial Information (thousands)
	Twelve months ended October 2, 2022
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$9,533	$12,850	$-	$22,383
Intersegment revenues	-	879	(879)	-
Total Revenue	$9,533	$13,729	$(879)	$22,383

Interest expense	$-	$-	$-	$-

Depreciation and Amortization	$38	$269	$-	$307

Income (loss) before taxes	$(380)	$2,189	$(162)	$1,647

Other significant noncash items:
Allocated home office expense	$(1,141)	$1,141	$-	$-
Stock compensation expense	$-	$-	$162	$162
Warranty expense	$-	$95	$-	$95

Segment Assets	$11,286	$7,251	$-	$18,537
Expenditures for segment assets	$64	$193	$-	$257

Note 5 — Property and Equipment

A summary of property and equipment at October 1, 2023 and October 2, 2022 is as follows:

		(Thousands)
	Estimated Useful Life	October 1, 2023	October 2, 2022
Property and Equipment
Furniture and Fixtures	3-5 yrs	$428	$405
Machinery and Equipment	5 yrs	4,531	4,231
Leasehold Improvements	7 yrs	404	351

Less: Accumulated Depreciation		(4,365)	(4,019)
Net Property & Equipment		$998	$968

Depreciation Expense		$345	$307

During the twelve months ended October 1, 2023, Optex Systems Holdings’ purchased $23 thousand in new furniture and fixtures, $300 thousand in machinery and equipment and $53 thousand in leasehold improvements. During the twelve months ended October 1, 2023, there were no sales or retirements of fixed assets. During the twelve months ended October 2, 2022, Optex Systems Holdings’ purchased $6 thousand in new furniture and fixtures, $196 thousand in machinery and equipment and $55 thousand in leasehold improvements. During the twelve months ended October 2, 2022, there were no sales or retirements of fixed assets.

Note 6 — Accrued Expenses

The components of accrued liabilities as of October 1, 2023 and October 2, 2022 are summarized below:

	(Thousands)
	October 1, 2023	October 2, 2022
Accrued Vacation	403	402
Property Taxes	108	115
Operating Expenses	484	213
Payroll & Payroll Related	270	228
Total Accrued Expenses	$1,265	$958

Note 7 — Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc. Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $12 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term includes 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $9 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. The start of the lease was delayed until April 2022 due to temporary equipment shortages. The lease renewal resulted in the recognition of an additional right of use asset and a lease liability of $51 thousand during the twelve months ended October 2, 2022.

As of October 1, 2023, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2024 Base year lease	$327	$296	$15	$638	$256
2025 Base year lease	336	305	15	656	261
2026 Base year lease	346	313	3	662	266
2027 Base year lease	357	322	-	679	272
2028 Base year lease	242	330	-	572	198
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,608	$1,649	$33	$3,290	$1,283
Imputed interest on lease payments (1)	(180)	(206)	(2)	(388)
Total Operating Lease Liability(2)	$1,428	$1,443	$31	$2,902

Right-of-use Asset(3)	$1,340	$1,369	$31	$2,740

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $162 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $620 thousand and $2,282 thousand, respectively.

Total expense under both facility lease agreements for the twelve months ended October 1, 2023 was $862 thousand. Total expense under both facility lease agreements as of the twelve months ended October 2, 2022 was $849 thousand.

Total office equipment rentals included in operating expenses was $20 thousand for the twelve months ended October 1, 2023 and $22 thousand for the twelve months ended October 2, 2022.

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

On April 12, 2022, the Borrowers entered into an Amended and Restated Loan Agreement (the “PNC Loan Agreement”) with PNC, pursuant to which the Borrowers’ existing revolving line of credit facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023.The PNC Loan Agreement required the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “Line of Credit Note”) to PNC in connection with an increase of the Borrowers’ revolving line of credit facility under the Loan Agreement from $1.125 million to $2.0 million. The maturity date remained April 15, 2023. Obligations outstanding under the credit facility accrued interest at a rate equal to the Lender’s prime rate minus 0.25%.

The Line of Credit Note and PNC Loan Agreement contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and restricted payments. The PNC Facility was secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the credit facility were subject to acceleration upon the occurrence of an event of default as defined in the Line of Credit Note and PNC Loan Agreement.

As of October 2, 2022 and October 1, 2023 the outstanding balance under the PNC Facility was zero. The PNC Facility was replaced by the Texas Capital Facility on March 22, 2023.

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

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of October 1, 2023 the interest rate was 8.07% per annum.

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

The outstanding balance under the Texas Capital Facility was $1.0 million as of October 1, 2023.

For the year ended October 1, 2023, the total interest expense under the above facilities was $55 thousand. For the year ended October 2, 2022, the total interest expense under the PNC Facility was zero.

Note 9 — Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 3, 2021	99,000	$1.59	240,000	$1.75	—	—
Granted	—	—	—	—	—	—
Vested	(33,000)	1.73	(60,000)	1.75	—	—
Forfeited	—	—	—	—	—	—
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75	—	—
Granted	42,000	3.05	40,000	3.09	135,000	2.37
Vested	(66,000)	1.52	(60,000)	1.75	—	—
Forfeited	(3,000)	3.00	(40,000)	1.75	—	—
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	$2.37

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of October 1, 2023, there was no unrecognized compensation cost relating to this award.

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

On April 30, 2020, the Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. As of October 1, 2023, there were 120,000 unvested restricted shares outstanding.

The Company entered into an amended and restated employment agreement with Danny Schoening dated December 1, 2021.The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement from January 1, 2022 to the “change of control date,” that being the first of the following to occur with respect to the Company: (i) any “Person,” as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with certain exclusions, is or becomes the “Beneficial Owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or (ii) the Company is merged or consolidated with any other corporation or other entity, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) the Company engages in a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “Person” (as defined above) acquires fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities. The amended RSU Agreement contains certain exceptions to the definition of change of control.

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

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 23.1% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $90 thousand which will be amortized across the three-year period on a straight-line basis. During the twelve months ended October 1, 2023, there were 3,000 restricted stock units forfeited. On August 14, 2023 there was an additional grant of 3,000 restricted stock units to one new employee with a fair value of $11 thousand. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of October 1, 2023 there were 39,000 unvested restricted stock units outstanding.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and performance shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Recognized Compensation Expense		Unrecognized Compensation Expense
	Year Ended		Year Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

Restricted Shares	$118	$105	173	$236
Performance Shares	107	-	212	-
Restricted Stock Units	22	57	77	9
Total Stock Compensation	$247	$162	462	$245

The unrecognized compensation expense for restricted shares, performance shares and restricted stock units as of October 1, 2023, is expected to be recognized over a weighted-average period of 1.3 years, 2.3 years and 1.6 years, respectively.

Note 10 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended October 1, 2023 and October 2, 2022, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2-year vesting requirement. The Company’s contribution expense for the fiscal years ended October 1, 2023 and October 2, 2022 were $163 thousand and $155 thousand, respectively.

Note 11 — Stockholders’ Equity

Dividends

There were no dividends declared or paid during the twelve months ended October 1, 2023 and October 2, 2022.

Common stock

During the twelve months ended October 1, 2023, there were 46,432 common shares issued to officers, net of tax withholding of $58 thousand, in settlement of 66,000 restricted stock units which vested on January 1, 2023.

During the twelve months ended October 2, 2022, there were 23,216 common shares issued to officers, net of tax withholding of $19 thousand, in settlement of 33,000 restricted stock units which vested on January 1, 2022.

During the twelve months ended October 1, 2023, there were 40,000 unvested restricted shares cancelled on the departure of a board member and 40,000 unvested restricted shares granted to a newly elected board member.

On September 22, 2021 the Company announced authorization for a $1 million stock repurchase program. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or in negotiated transactions, depending upon market conditions and subject to Rule 10b-18 as promulgated by the SEC.

During the twelve months ended October 1, 2023, there were no common shares repurchased through the program. During the twelve months ended October 2, 2022, there were 190,954 common shares repurchased through the program at a cost of $371 thousand. As of October 1, 2023, all of the repurchased shares had been cancelled. A summary of the purchases under the plan follows:

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

As of October 1, 2023, and October 2, 2022, the total outstanding common shares were 6,763,070 and 6,716,638, respectively.

Note 12 — Income Taxes

The income tax provision for the years ended October 1, 2023 and October 2, 2022 include the following:

	(Thousands)
	2023	2022
Current income tax expense:
Current year federal income tax	$484	$331
Prior year tax adjustment	(35)	-
	449	331
Deferred income tax provision:
Federal	20	33

Provision for income taxes, net	$469	$364

As of October 1, 2023, Optex Systems Inc. has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.7 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of October 1, 2023 and October 2, 2022, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings. During the twelve months ended October 1, 2023, the Company recognized $20 thousand in tax expenses to deferred tax assets. During the twelve months ended October 2, 2022, the Company recognized $33 thousand in tax expenses to deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The income tax provision for Optex Systems as of October 1, 2023 and October 2, 2022 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2023	%	2022	%

Tax provision at statutory federal rate	$574	21	$346	21
Nondeductible expenses	3	-	1	-
Other temporary adjustments	(4)	-	(17)	(1)
Prior year federal income tax adjustment	(35)	(1)	-	-
Change in deferred tax valuation allowance	(69)	(3)	34	2
Provision for income taxes, net	$469	17	$364	22

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of October 1, 2023	As of October 2, 2022

Stock Compensation	$151	$76
Inventory Reserve	211	170
Unicap	47	34
Deferred Compensation	53	29
Property and Equipment	(212)	(219)
Goodwill Amortization	-	100
Intangible Asset Amortization	-	57
Contract Loss Reserve	51	61
Accrued Paid Time Off	85	85
Net Operating Losses	1,258	1,327
Other	52	65
Subtotal	$1,696	$1,785
Valuation allowance	(774)	(843)
Net deferred asset	$922	$942

The Company has a net loss carryforward of $6.0 million as of October 1, 2023 as compared to a net loss carryforward of $6.3 million as of October 2, 2022. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the Company may only realize $2.3 million of the current net operating loss carryforward for a net tax benefit of $0.5 million through fiscal year ending in 2037. During the twelve months ended October 1, 2023, the Company recovered $0.3 million in cash for a tax refund related to the net operating loss carryback from the October 3, 2021 year end.

The Company applied FASB ASC 740-10 and has no unrecognized tax benefits. By statute, the tax years ended October 1, 2023, October 2, 2022 and October 3, 2021 are open to examination by the major taxing jurisdictions to which the Company is subject.

During the twelve months ended October 1, 2023 the Company paid $534 thousand in income taxes. During the twelve months ended October 2, 2022 the Company paid zero in income taxes, received a tax refund of $312 thousand for fiscal year 2021 operating loss carrybacks, and recorded a current year federal income tax liability of $331 thousand which was paid during the twelve months ended October 1, 2023. As of October 1, 2023 the Company has recorded a tax liability of $247 thousand.

Note 13 — Subsequent Events

On October 2, 2023, 27,000 performance shares vested with an average 30-day VWAP of $4.15 which exceeded the $3.70 benchmark for Tranche 1. On October 24, 2023 the Company issued 21,060 shares, net of tax withheld of $24 thousand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 1, 2023, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 1, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended October 1, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of October 1, 2023. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of October 1, 2023. We have thus concluded that our internal control over financial reporting was effective as of October 1, 2023.

Item 9B. Other Information

None.

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

(a)(3)	Exhibits.

See Exhibit Index

Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date(1)

3.2	Bylaws of Optex Systems Holdings(2)

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(3)

4.1	Description of Capital Stock(4)

4.2	Specimen Stock Certificate(5)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX(6).

10.2	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010(7)

10.3†	Employment Agreement with Karen Hawkins, dated as of August 1, 2016(8)

10.4	Form of Lease(9)

10.5	Form of Letter of Credit(10)

10.6	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(11)

10.7†	Employment Agreement with Danny Schoening, dated November 28, 2022(12)

10.8	Sixth Amendment to Lease Agreement(13)

10.9	First Amendment to Lease(13)

10.10†	Optex Systems Holdings, Inc. 2023 Equity Incentive Plan (14)

10.11†	Form of Performance Shares Agreement (Executives)

10.12†	Form of Restricted Stock Agreement

10.13.1†	Form of Incentive Stock Option Agreement

10.13.2†	Form of Non-Qualified Stock Option Agreement

10.14†	Form of Stock Appreciation Rights Agreement

10.15†	Form of Restricted Stock Unit Agreement

10.16	Business Loan Agreement dated as of March 22, 2023 by and between Optex Sytems Holdings, Inc., Optex Systems, Inc., and Texas Capital Bank (including Note)(15)

14.1	Code of Ethics(16)

21.1	List of Subsidiaries — Optex Systems, Inc.(17)

23.1	Consent of Independent Registered Public Accounting Firm – Whitley Penn

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(2)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(3)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 2015.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(5)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(6)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(7)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed on August 10, 2016.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017.
(12)	Incorporated by reference from our Current Report on Form 8-K, dated November 21, 2022.
(13)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(14)	Incorporated by reference from Annex B to our Definitive Proxy Statement on Schedule 14A, filed on January 17, 2023.
(15)	Incorporated by reference from our Current Report on Form 8-K, dated March 22, 2023.
(16)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(17)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.

† Management contracts and compensatory plans and arrangements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

By:	/s/ Danny Schoening
Danny Schoening, Principal Executive Officer and Director

Date: December 18, 2023

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 18, 2023

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 18, 2023

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 18, 2023

/s/ Rimmy Malhotra
Rimmy Malhotra	Director	December 18, 2023

/s/ Dale Lehmann
Dale Lehmann	Director	December 18, 2023

/s/ Dayton Judd
Dayton Judd	Director	December 18, 2023

