Form 10-Q
period 2023-12-31
Optex Systems Holdings Inc
filed 2024-02-12
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2024: 6,823,693 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 31, 2023

2

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 (UNAUDITED) AND OCTOBER 1, 2023	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 1, 2023 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 1, 2023 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 (UNAUDITED) AND THE THREE MONTHS ENDED JANUARY 1, 2023 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	December 31, 2023 (Unaudited)	October 1, 2023

ASSETS

Cash and Cash Equivalents	$2,373	$1,204
Accounts Receivable, Net	2,430	3,624
Inventory, Net	12,685	12,153
Contract Asset	258	336
Prepaid Expenses	154	219

Current Assets	17,900	17,536

Property and Equipment, Net	964	998

Other Assets
Deferred Tax Asset	887	922
Right-of-use Asset	2,615	2,740
Security Deposits	23	23

Other Assets	3,525	3,685

Total Assets	$22,389	$22,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,796	$810
Operating Lease Liability	625	620
Federal Income Taxes Payable	326	247
Accrued Expenses	992	1,265
Accrued Selling Expense	280	336
Accrued Warranty Costs	48	75
Contract Loss Reserves	308	243
Customer Advance Deposits	481	481

Current Liabilities	4,856	4,077

Other Liabilities
Credit Facility	-	1,000
Operating Lease Liability, net of current portion	2,156	2,282

Other Liabilities	2,156	3,282

Total Liabilities	7,012	7,359

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,823,693 and 6,763,070 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,371	21,285
Accumulated Deficit	(6,001)	(6,432)

Stockholders’ Equity	15,377	14,860

Total Liabilities and Stockholders’ Equity	$22,389	$22,219

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	December 31, 2023	January 1, 2023

Revenue	$6,968	$4,040

Cost of Sales	5,284	3,323

Gross Profit	1,684	717

General and Administrative Expense	1,131	999

Operating Income (Loss)	553	(282)

Other Expense	(7)	-

Income (Loss) Before Taxes	546	(282)

Income Tax Expense (Benefit)	$115	$(59)

Net Income (Loss)	$431	$(223)
Basic income (loss) per share	$0.06	$(0.03)

Weighted Average Common Shares Outstanding - basic	6,666,290	6,537,808

Diluted income (loss) per share	$0.06	$(0.03)

Weighted Average Common Shares Outstanding - diluted	6,721,661	6,537,808

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Three months ended
	December 31, 2023	January 1, 2023

Cash Flows from Operating Activities:
Net Income (Loss)	$431	$(223)

Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation and Amortization	92	81
Stock Compensation Expense	113	35
Deferred Tax	35	(59)
Accounts Receivable	1,194	1,303
Inventory	(532)	(1,586)
Contract Asset	78	(336)
Prepaid Expenses	65	79
Leases	4	8
Accounts Payable and Accrued Expenses	713	745
Federal Income Taxes Payable	79	-
Accrued Warranty Costs	(27)	60
Accrued Selling Expense	(56)	336
Customer Advance Deposits	-	15
Contract Loss Reserves	65	(7)
Total Adjustments	1,823	674
Net Cash provided by Operating Activities	2,254	451

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(58)	(90)
Net Cash used in Investing Activities	(58)	(90)

Cash Flows used in Financing Activities
Payments to Credit Facility	(1,000)	-
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(27)	(15)

Net Cash used in Financing Activities	(1,027)	(15)

Net Increase in Cash and Cash Equivalents	1,169	346
Cash and Cash Equivalents at Beginning of Period	1,204	934
Cash and Cash Equivalents at End of Period	$2,373	$1,280

Supplemental Cash Flow Information
Cash Paid for Interest	$7	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended December 31, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860
Stock Compensation Expense	-	-	113	-	113
Vested Performance Based Shares net of withheld taxes(1)	60,623	-	(27)	-	(27)
Net Income	-	-	-	431	431

Balance at December 31, 2023	6,823,693	$7	$21,371	$(6,001)	$15,377

	Three months ended January 1, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 2, 2022	6,716,638	$7	$21,096	$(8,695)	$12,408
Stock Compensation Expense	-	-	35	-	35
Vested Restricted Stock Units, net of withheld taxes(2)	46,432	-	(15)	-	(15)
Net loss	-	-	-	(223)	(223)

Balance at January 1, 2023	6,763,070	$7	$21,116	$(8,918)	$12,205

(1)	Performance based shares vested October 2, 2023, December 22, 2023 and December 29, 2023 issued net of tax withheld. Shares were vested based on reaching 30-day VWAP of $3.70, $4.45 and $5.35 on the respective vesting dates.
(2)	Restricted stock units vested January 1, 2023 issued net of tax withheld.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the three months ended December 31, 2023 were derived from the U.S. government (16%), three major U.S. defense contractors (28%, 9%, and 5%, respectively), one major commercial customer (18%) and all other customers (24%). Approximately 91% of the total company revenue is generated from domestic customers and 9% is derived from foreign customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 31, 2023, Optex Systems Holdings operated with 105 full-time equivalent employees.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended October 1, 2023 and other reports filed with the SEC.

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

Inventory: As of December 31, 2023 and October 1, 2023, inventory included:

	(Thousands)
	December 31, 2023	October 1, 2023
Raw Material	$8,483	$8,211
Work in Process	4,628	4,460
Finished Goods	581	489
Gross Inventory	$13,692	$13,160
Less: Inventory Reserves	(1,007)	(1,007)
Net Inventory	$12,685	$12,153

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of December 31, 2023 consisted of U.S. government agencies (9%), six major U.S. defense contractors (25%, 7%, 7%, 5%, 5%, and 5%, respectively), one commercial customer (18%), one foreign military customer (10%) and all other customers (9%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of December 31, 2023, and October 1, 2023, the Company had warranty reserve balances of $48 and $75 thousand, respectively.

	Three months ended
	December 31, 2023	January 1, 2023
Beginning balance	$75	$169

Incurred costs for warranties satisfied during the period	(32)	-

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	52	60
Change in estimate for pre-existing warranty liabilities(2)	(47)	-
Warranty Expense	5	60

Ending balance	$48	$229

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three months ended December 31, 2023 and January 1, 2023, there was $115 thousand and $112 thousand in service contract revenue recognized over time.

During the three months ended December 31, 2023 and January 1, 2023, there was zero and $29 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of December 31, 2023, customer deposit liabilities were $481 thousand.

As of December 31, 2023 and October 1, 2023, there was $280 and $336 thousand in accrued selling expenses and $258 and $336 thousand in contract assets related to a $3.4 million contract booked in November 2022. During the three months ended December 31, 2023, the contract was reduced from $3.4 million to $3.1 million and selling expenses were reduced by 1% as a result of contract price negotiations which resulted in a reduction of contract assets and accrued selling expenses of $56 thousand. The costs will be amortized against the revenue for the contract deliveries which began in the first quarter of fiscal year 2024 and are expected to extend through fiscal year 2025. During the three months ended December 31, 2023, we booked $22 thousand of selling expenses against the contract asset for shipments against the contract.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. As of December 31, 2023 and October 1, 2023, the accrued contract loss reserves were $308 thousand and $243 thousand, respectively.

During the three months ended December 31, 2023, the Company recognized $90 thousand in loss reserves on new contract awards and made shipments resulting in reductions of $25 thousand against existing loss reserves. During the three months ended January 1, 2023, the Company recognized $51 thousand in loss reserves on new contract awards and made shipments resulting in reductions of $58 thousand against existing loss reserves.

Income Tax/Deferred Tax: As of December 31, 2023 and October 1, 2023, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million, for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

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

For the three months ended December 31, 2023, 120,000 shares of unvested restricted stock and 39,000 restricted stock units (which convert to an aggregate of 55,371 incremental shares) were included in the diluted earnings per share calculation and 54,000 performance shares were excluded from diluted earnings per share as they were below the target share price.

For the three months ended January 1, 2023, 120,000 unvested shares of restricted stock (which convert to an aggregate of 36,045 incremental shares) were excluded from the diluted earnings per share calculation as antidilutive due to the net loss for the period.

Note 3 – Recent Accounting Pronouncements

In June 2, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASC 326 provides guidance on how an entity should measure credit losses on financial instruments. The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for smaller reporting entities for fiscal years beginning after December 15, 2022, including interim periods within those years, as such the Company adopted ASU 2016-13 and (ASC Topic 326) on fiscal year beginning October 2, 2023 with no material impact to Optex Systems Holdings’ financial statements.

Note 4 - Segment Reporting

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 100% and sales to commercial customers represented less than 1% of the external segment revenue for the three months ended December 31, 2023. The Optex Systems segment revenue is comprised of approximately 81% domestic military customers and 19% foreign military customers. For the three months ended December 31, 2023, Optex Systems represented 49% of the Company’s total consolidated revenue and consisted of revenue from one major defense contractor (24%), the U.S. Government (11%) and all other customers (14%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 31, 2023, the Richardson facility operated with 58 full time equivalent employees in a single shift operation which includes 9 home office support employees. The facilities at Optex Systems, Richardson serve as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 35% and military sales to prime and subcontracted customers represented approximately 65% of the external segment revenue for the three months ended December 31, 2023. Approximately 95% of the AOC revenue was derived from external customers and approximately 5% was related to intersegment sales to Optex Systems in support of military contracts. For the three months ended December 31, 2023, AOC represented 51% of the Company’s total consolidated revenue and consisted of revenue from two major defense contractors (9% and 5%), one commercial customer (18%), and all other customers (19%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 31, 2023, AOC operated with 47 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended December 31, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,394	$3,574	$-	$6,968
Intersegment revenues	-	187	(187)	-
Total revenue	$3,394	$3,761	$(187)	$6,968

Depreciation and amortization	$10	$82	$-	$92

Interest expense	$-	-	$7	$7

Income (loss) before taxes	$15	$651	$(120)	$546

Other significant noncash items:
Allocated home office expense	$(343)	$343	$-	$-
Stock compensation expense	$-	$-	$113	$113
Warranty expense	$-	$5	$-	$5

Segment assets	$14,336	$8,053	$-	$22,389
Expenditures for segment assets	$33	$25	$-	$58

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended January 1, 2023
	Optex Systems Richardson	Applied Optics Center Dallas		Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$1,619		$2,421	$-		$4,040
Intersegment revenues	-		116	(116)		-
Total revenue	$1,619		$2,537	$(116)		$4,040

Depreciation and amortization	$11		$70	$-		$81

Income (loss) before taxes	$(424)		$177	$(35)		$(282)

Other significant noncash items:
Allocated home office expense	$(280)		$280	$-		$-
Stock compensation expense	$-		$-	$35		$35
Warranty expense	$-		60	-		60
		$		$-	$
Segment assets	$11,745		$7,628	$-		$19,373
Expenditures for segment assets	$23		$67	$-		$90

Note 5 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The facility leased by Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $13.1 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The facility leased by Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term included 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $9.3 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

As of December 31, 2023, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2024 Base year lease	$246	$224	$11	$481	$225
2025 Base year lease	336	305	15	656	306
2026 Base year lease	346	313	3	662	312
2027 Base year lease	357	322	-	679	318
2028 Base year lease	242	330	-	572	249
2029 Base year lease	-	83	-	83	43
Total base lease payments	$1,527	$1,577	$29	$3,133	$1,453
Imputed interest on lease payments (1)	(163)	(188)	(1)	(352)
Total Operating Lease Liability(2)	$1,364	$1,389	$28	$2,781

Right-of-use Asset(3)	$1,275	$1,312	$28	$2,615

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $166 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $625 thousand and $2,156 thousand, respectively.

Total facilities rental and CAM expense under both facility lease agreements for the three months ended December 31, 2023 and January 1, 2023 was $217 and $214 thousand, respectively. Total office equipment rentals included in operating expenses was $5 and $5 thousand for the three months ended December 31, 2023 and January 1, 2023, respectively.

Note 6 - Debt Financing

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

For the three months ended January 1, 2023, the interest expense under the PNC Facility was zero. The PNC Facility was replaced by the Texas Capital Facility on March 22, 2023.

Credit Facility — Texas Capital Bank

On March 22, 2023, the Borrowers entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender makes available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The Texas Capital Facility replaced the $2 million PNC Facility.

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of December 31, 2023 the interest rate was 8.1% per annum.

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

The outstanding balance under the Texas Capital Facility was zero as of December 31, 2023 and $1.0 million as of October 1, 2023.

For the three months ended December 31, 2023, the interest expense under the Texas Capital Facility was $7 thousand.

Note 7 - Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75	-	$-
Granted	42,000	3.05	40,000	3.09	135,000	2.37
Vested	(66,000)	1.52	(60,000)	1.75	-	-
Forfeited	(3,000)	3.00	(40,000)	1.75	-	-
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	$2.37
Granted	-	-	-	-	-	-
Vested	-	-	-	-	(81,000)	2.57
Forfeited	-	-	-	-	-	-
Outstanding at December 31, 2023	39,000	$3.06	120,000	$2.20	54,000	$2.06

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

On October 2, 2023, 27,000 performance shares vested each date for reaching the 30-day VWAP for Tranche 1. The Company issued a total of 21,060 shares on October 24, 2023 in settlement of the vested shares, net of tax withheld of $27 thousand.

On December 22, 2023 and December 29, 2023, 27,000 performance shares vested each date for reaching the 30-day VWAP for Tranche 2 and Tranche 3. On January 8, 2024 the Company issued a total of 39,563 shares in settlement of the vested shares, net of tax withheld of $91 thousand. Tax withholding for the share settlement occurred on January 8, 2024 and as such will be reported during the next three-month period ending March 31, 2024.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and performance shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of
	December 31, 2023	January 1, 2023	December 31, 2023	October 1, 2023

Restricted Shares	$41	$26	$132	$173
Performance Based Shares	64	-	148	212
Restricted Stock Units	8	9	80	88
Total Stock Compensation	$113	$35	$360	$473

Note 8 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three months ended December 31, 2023 or the twelve months ended October 1, 2023.

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

During the three months ended December 31, 2023 and January 1, 2023, there were zero common shares repurchased under the program.

During the three months ended December 31, 2023, the Company issued 60,623 shares to Danny Schoening and Karen Hawkins in settlement of 81,000 performance shares which vested during the three months. The shares were issued net of 20,377 shares withheld for taxes. As of December 31, 2023 and October 1, 2023, the total issued and outstanding common shares were 6,823,693 and 6,763,070, respectively.

Note 9 - Subsequent Events

On January 1, 2024, 60,000 restricted shares issued to the independent board members were vested.

On January 8, 2024, $76 thousand and $56 thousand was paid to Danny Schoening, CEO and Karen Hawkins, CFO, respectively for incentive bonuses calculated in accordance with a formula previously approved by the Board of Directors’ Compensation Committee for performance against the fiscal year 2023 measurement targets.

On January 18, 2024, Optex Systems Holdings, Inc., through its wholly-owned subsidiary Optex Systems, Inc. (collectively, the “Company”), entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. RUB will continue to manufacture Speedtracker Mach products on behalf of the Company. The Company acquired the assets using $1 million in cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms to which both parties must agree.

The acquisition is deemed as a non-significant asset acquisition of intangible assets based on the guidance of U.S. GAAP ACS 805 and does not meet the significance test pursuant to SEC Rule 3-05.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 1, 2023 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended December 31, 2023, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our condensed consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

Optex Systems, Inc. (Delaware) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. (Delaware) also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. (Delaware) products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc. (Delaware).

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

Recent Events

January 2024 Asset Acquisition

On January 18, 2024, Optex Systems Holdings, Inc., through its wholly-owned subsidiary Optex Systems, Inc. (collectively, the “Company”), entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. RUB will continue to manufacture Speedtracker Mach products on behalf of the Company. The Company acquired the assets using $1 million in cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms to which both parties must agree.

Material Trends

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the year ended October 1, 2023 and the quarter ended December 31, 2023, and is expected to continue to have a negative effect on the margins expected to be generated under our long-term fixed contracts over the next three years. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended October 1, 2023.

We have experienced significant material shortages during the year ended October 1, 2023 and extending into the first three months of fiscal year 2024 from several significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the year ended October 1, 2023 and continuing into the first three months of fiscal year 2024, have negatively impacted our production levels and continue to push back expected delivery dates. We are aggressively seeking alternative sources and actively expediting our current suppliers for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. We are seeing some recent improvements in the local labor market and are adding to our direct labor force in concert with improvements in our supplier delivery performance. While we are encouraged by improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during fiscal year 2023 and into the first three months of fiscal 2024, our suppliers have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

In March 2023, we moved our line of credit from PNC Bank to Texas Capital Bank and increased our available line of credit to $3.0 million from the previous $2.0 million line with PNC. The increase in credit limit helps us meet our working capital requirements in light of the increased backlog and delay of revenues from the fiscal year 2023.

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” in our Annual Report on Form 10-K for the year ended October 1, 2023 for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S. ground system military programs, which has a direct impact on the Optex Systems Richardson segment revenue, all of which is incorporated herein by reference.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant and the Applied Optics Center, Dallas plant are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 31, 2023 and January 1, 2023 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	December 31, 2023				January 1, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,394	3,574	-	6,968	$1,619	$2,421	$-	$4,040
Intersegment Revenues	-	187	(187)	-	-	116	(116)	-
Total Segment Revenue	3,394	3,761	(187)	6,968	1,619	2,537	(116)	4,040

Total Cost of Sales	2,841	2,630	(187)	5,284	1,460	1,979	(116)	3,323

Gross Profit	553	1,131	-	1,684	159	558	-	717
Gross Margin %	16.3%	30.1%	-	24.2%	9.8%	22.0%	-	17.7%

General and Administrative Expense	881	137	113	1,131	863	101	35	999
Segment Allocated G&A Expense	(343)	343	-	-	(280)	280	-	-
Net General & Administrative Expense	538	480	113	1,131	583	381	35	999

Operating Income (Loss)	15	651	(113)	553	(424)	177	(35)	(282)
Operating Income (Loss) %	0.4%	17.3%	-	7.9%	(26.2)%	7.0%	-	(7.0)%

Interest Expense	-	-	(7)	(7)	-	-	-	-

Net Income (Loss) before taxes	$15	651	(120)	546	(424)	$177	$(35)	$(282)
Net Income (Loss) %	0.4%	17.3%	-	7.8%	(26.2)%	7.0%	-	(7.0)%

For the three months ended December 31, 2023, our total revenues increased by $2.9 million, or 72.5%, compared to the prior year period. The increase in revenue was driven by increased customer demand in both operating segments, combined with improved supplier performance and higher production levels at the Optex Richardson segment during the most recent three months as compared to the prior year period.

Consolidated gross profit for the three months ended December 31, 2023 increased by $1.0 million, or 134.9%, compared to the prior year period. We realized significantly higher gross margins in both operating segments with increased fixed cost absorption against the higher revenue base, combined with favorable changes in product mix between the segments.

Our operating income for the three months ended December 31, 2023 increased by $0.8 million compared to the prior year period. The increase in operating income was primarily driven by increased revenue and gross profit, which were partially offset by higher general and administrative costs during the period.

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

The table below summarizes our three-month operating results for the periods ended December 31, 2023 and January 1, 2023, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands) Three months ended
	December 31, 2023	January 1, 2023

Net Income (Loss) (GAAP)	$431	$(223)
Add:
Depreciation and Amortization	92	81
Federal Income Tax Expense (Benefit)	115	(59)
Stock Compensation	113	35
Interest Expense	7	-
Adjusted EBITDA - Non GAAP	$758	$(166)

Our net income increased by $0.6 million to $0.4 million for the three months ended December 31, 2023, as compared to net loss of $(0.2) million for the prior year period. Our adjusted EBITDA increased by $0.9 million to $0.8 million for the three months ended December 31, 2023, as compared to ($0.2) million for the prior year period.

The increase is primarily driven by higher revenue and gross profit during the period as compared to the prior year period. Operating segment performance is discussed in greater detail throughout the following sections.

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

During the three months ended December 31, 2023, the Company booked $10.1 million in new orders, representing a 9.8% decrease over the prior year period orders of $11.2 million. The orders for the most recently completed three months consist of $6.2 million for our Optex Richardson segment and $3.9 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the three months ending December 31, 2023 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Three months ended December 31, 2023	Three months ended January 1, 2023	Variance	% Chg
Periscopes	$4.9	$3.7	$1.2	32.4%
Sighting Systems	(0.3)	3.4	(3.7)	(108.8)%
Howitzer	-	-	-	-%
Other	1.6	1.5	0.1	6.7%
Optex Systems – Richardson	6.2	8.6	(2.4)	(27.9)%
Optical Assemblies	0.9	1.2	(0.3)	(25.0)%
Laser Filters	2.4	1.3	1.1	84.6%
Day Windows	-	-	-	-%
Other	0.6	0.1	0.5	500.0%
Applied Optics Center – Dallas	3.9	2.6	1.3	50.0%
Total Customer Orders	$10.1	$11.2	$(1.1)	(9.8)%

Orders for the Optex Richardson segment decreased by $2.4 million, or 27.9%, from the prior year period. The prior year period ended January 1, 2023 included a $3.4 million order to repair and refurbish night vision equipment for the Government of Israel. During the three months ended December 31, 2023, the order value was reduced by $0.3 million based on a downward price negotiation resulting from lower anticipated material costs against the program. Orders for periscopes and other products increased as compared the prior year period.

Orders for the Applied Optics Center increased by $1.3 million, or 50.0%, from the prior year period with increased orders in laser filters and other products.

Backlog as of December 31, 2023 was $45.0 million as compared to a backlog of $40.1 million as of January 1, 2023, representing an increase of 12.2%. The following table depicts the current expected delivery by quarter of all contracts awarded as of December 31, 2023, as well as the December 31, 2023 backlog as compared to the backlog on January 1, 2023.

	(Millions)
Product Line	Q2 2024	Q3 2024	Q4 2024	2024 Delivery	2025+ Delivery	Total Backlog 12/31/2023	Total Backlog 1/1/2023	Variance	% Chg
Periscopes	$2.4	$4.3	$5.0	$11.7	$6.1	$17.8	$10.0	$7.8	78.0%
Sighting Systems	0.3	0.3	0.3	0.9	3.1	4.0	4.9	(0.9)	(18.4)%
Howitzer	-	-	-	-	2.3	2.3	2.3	-	-%
Other	1.4	0.7	0.6	2.7	2.5	5.2	4.8	0.4	8.3%
Optex Systems - Richardson	4.1	5.3	5.9	15.3	14.0	29.3	22.0	7.3	33.2%
Optical Assemblies	0.9	0.7	0.2	1.8	0.7	2.5	6.5	(4.0)	(61.5)%
Laser Filters	2.4	3.2	2.4	8.0	2.5	10.5	9.4	1.2	12.8%
Day Windows	0.2	0.2	0.3	0.7	0.8	1.5	1.8	(0.3)	(16.7)%
Other	0.4	0.2	0.6	1.2	-	1.2	0.4	0.7	175.0%
Applied Optics Center - Dallas	3.9	4.3	3.5	11.7	4.0	15.7	18.1	(2.4)	(13.3)%
Total Backlog	$8.0	$9.6	$9.4	$27.0	$18.0	$45.0	$40.1	$4.9	12.2%

Optex Systems Richardson backlog as of December 31, 2023, was $29.3 million as compared to a backlog of $22.0 million as of January 1, 2023, representing an increase of $7.3 million or 33.2%. The increased backlog for the Optex segment is primarily driven by higher periscope orders.

Applied Optics Center backlog as of December 31, 2023, was $15.7 million as compared to a backlog of $18.1 million as of January 1, 2023, representing a decrease of $2.4 million or 13.3%. The decrease in backlog for the Applied Optics Center is primarily driven by lower orders and demand for commercial optical assemblies. We anticipate new optical assembly orders in the second half of fiscal year 2024 with deliveries beginning in the fourth quarter.

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

Three Months Ended December 31, 2023 Compared to the Three Months Ended January 1, 2023

Revenue. For the three months ended December 31, 2023, revenue increased by $2.9 million or 72.5% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	December 31, 2023	January 1 2023	Variance	% Chg
Periscopes	$1,976	$1,325	$651	49.1%
Sighting Systems	359	189	170	89.9%
Howitzers	-	-	-	-
Other	1,059	105	954	908.6%
Optex Systems - Richardson	3,394	1,619	1,775	109.6%
Optical Assemblies	1,226	1,508	(282)	(18.7)%
Laser Filters	1,837	557	1,280	229.8%
Day Windows	161	161	-	-
Other	350	195	155	79.5%
Applied Optics Center - Dallas	3,574	2,421	1,153	47.6%
Total Revenue	$6,968	$4,040	$2,928	72.5%

Optex Systems Richardson revenue increased by $1.8 million or 109.6% for the three months ended December 31, 2023 as compared to the prior year period with higher revenue across all product lines. Periscope revenues continue to increase with higher orders and backlog combined with improved supplier performance against our requirements. The Company has also experienced increased demand in our other product lines for mirrors, windows, beamsplitters and collimator assemblies. During the three months ended December 31, 2023, the Company made its first delivery against the Government of Israel sighting system contract awarded in November 2022.

Applied Optics Center revenue increased by $1.2 million or 47.6% for the three months ended December 31, 2023 as compared to the prior year period. The revenue increase is primarily attributable to increased demand for laser filters during the three months ended December 31, 2023 as compared to the prior year period.

Gross Margin. The gross margin during the three-month period ended December 31, 2023 was 24.2% of revenue as compared to a gross margin of 17.7% of revenue for the prior year period. The increase in gross profit is primarily attributable to increased revenue resulting in higher absorption of our fixed cost base, combined with a favorable change in mix between segments. Cost of sales increased to $5.3 million for the recently completed period as compared to the prior year period of $3.3 million on higher revenue.

G&A Expenses. During the three months ended December 31, 2023 and January 1, 2023, we recorded operating expenses of $1.1 million and $1.0 million, respectively. Operating expenses increased by 13.2% over the prior year period primarily due to increased stock compensation expense, selling expenses and labor fringe costs.

Operating Income. During the three months ended December 31, 2023, we recorded operating income of $553 thousand, as compared to an operating loss of ($282) thousand during the three months ended January 1, 2023. The $0.8 million increase in operating income is primarily due to higher revenue and gross profit, partially offset by increased operating expenses.

Liquidity and Capital Resources

As of December 31, 2023, the Company had working capital of $13.0 million, as compared to $13.5 million as of October 1, 2023.

During the three months ended December 31, 2023, we generated operating cash of $2.3 million, paid $1.0 million against our line of credit and spent $0.1 million on acquisitions of property and equipment. During the period, our inventory increased $0.5 million in support of new program awards and increasing revenues anticipated over the next nine months.

The Company has capital commitments of $90 thousand for the purchase of property and equipment consisting of an automated acrylic buffing system.

Backlog as of December 31, 2023 was $45.0 million as compared to backlog of $40.1 million as of January 1, 2023 and $41.8 million as of October 1, 2023, representing an increase of 12.2% and 7.7%, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At December 31, 2023, the Company had $2.4 million in cash and an outstanding payable balance of zero against its line of credit. At December 31, 2023, our outstanding accounts receivable balance was $2.4 million. We expect the accounts to be collected during the second quarter of fiscal 2024.

We refer to the disclosure above under “Material Trends” with respect to recent supply chain disruptions and material shortages, which disclosure is incorporated herein by reference.

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

On January 18, 2024, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line and entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). The Company acquired the assets using $1 million in cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms.

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

We refer to “Note 5 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated CAM payments under such leases as of December 31, 2023, which disclosure is incorporated herein by reference.

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

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 8.1% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of December 31, 2023, there was zero borrowed under the Credit Facility. As of December 31, 2023, the Company is in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of December 31, 2023, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the three months ended December 31, 2023, there were no stock repurchases against the plan.

Critical Accounting Estimates

A critical accounting estimate is an estimate that:

●	is made in accordance with generally accepted accounting principles,

●	involves a significant level of estimation uncertainty, and

●	has had or is reasonably likely to have a material impact on the company’s financial condition or results of operation.

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended October 1, 2023.

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of December 31, 2023, the Company had accrued warranty costs of $48 thousand, as compared to $75 thousand as of October 1, 2023. The primary reason for the $27 thousand decrease in reserve balances relates to lower shipments against our warranty covered optical assemblies, combined with a favorable change in estimate due to lower historical return trends and repair costs.

As of December 31, 2023 and October 1, 2023, we had $308 thousand, and $243 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three months ended December 31, 2023, the Company recognized $90 thousand in loss reserves on new contract awards, made shipments resulting in reductions of $25 thousand against existing loss reserves.

As of December 31, 2023 and October 1, 2023, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million, for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended December 31, 2023.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 12, 2024	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 12, 2024	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

