Form 10-Q
period 2024-03-31
Optex Systems Holdings Inc
filed 2024-05-14
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2024: 6,852,808 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.
FORM 10-Q

For the period ended March 31, 2024

2

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2024 (UNAUDITED) AND OCTOBER 1, 2023	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED APRIL 2, 2023 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED) AND THE SIX MONTHS ENDED APRIL 2, 2023 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2023 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	March 31, 2024	October 1, 2023
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$321	$1,204
Accounts Receivable, Net	3,680	3,624
Inventory, Net	13,683	12,153
Contract Asset	250	336
Prepaid Expenses	404	219

Current Assets	18,338	17,536

Property and Equipment, Net	983	998

Other Assets
Deferred Tax Asset	875	922
Intangible Assets	1,089	-
Right-of-use Asset	2,490	2,740
Security Deposits	23	23

Other Assets	4,477	3,685

Total Assets	$23,798	$22,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,049	$810
Operating Lease Liability	630	620
Federal Income Taxes Payable	-	247
Accrued Expenses	1,089	1,265
Accrued Selling Expense	258	336
Accrued Warranty Costs	69	75
Contract Loss Reserves	150	243
Customer Advance Deposits	481	481

Current Liabilities	4,726	4,077

Other Liabilities
Credit Facility	500	1,000
Operating Lease Liability, net of current portion	2,027	2,282
Fair Value of Contingent Liability	86	-

Other Liabilities	2,613	3,282

Total Liabilities	7,339	7,359

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,844,362 and 6,763,070 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,391	21,285
Accumulated Deficit	(4,939)	(6,432)

Stockholders’ Equity	16,459	14,860

Total Liabilities and Stockholders’ Equity	$23,798	$22,219

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Revenue	$8,523	$6,370	$15,492	$10,410

Cost of Sales	5,966	4,817	11,250	8,140

Gross Profit	2,557	1,553	4,242	2,270

General and Administrative Expense	1,201	938	2,333	1,937

Operating Income	1,356	615	1,909	333

Interest Expense	(9)	(8)	(16)	(8)

Income Before Taxes	1,347	607	1,893	325

Income Tax Expense, net	285	128	400	69

Net Income	$1,062	$479	$1,493	$256

Basic income per share	$0.16	$0.07	$0.22	$0.04

Weighted Average Common Shares Outstanding - basic	6,768,236	6,643,070	6,717,592	6,589,854

Diluted income per share	$0.16	$0.07	$0.22	$0.04

Weighted Average Common Shares Outstanding – diluted	6,823,155	6,668,917	6,774,542	6,620,800

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	(Thousands) Six months ended
	March 31, 2024	April 2, 2023

Cash Flows from Operating Activities:
Net Income	$1,493	$256

Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	209	166
Stock Compensation Expense	270	53
Deferred Tax	47	69
Accounts Receivable	(56)	632
Inventory	(1,530)	(2,080)
Contract Asset	86	(336)
Prepaid Expenses	(185)	(114)
Leases	5	13
Accounts Payable and Accrued Expenses	1,063	534
Federal Income Taxes Payable	(247)	(331)
Accrued Warranty Costs	(6)	97
Accrued Selling Expense	(78)	336
Customer Advance Deposits	-	(180)
Estimated Contract Losses Accrued	(93)	(176)
Total Adjustments	(515)	(1,317)
Net Cash provided by (used in) Operating Activities	978	(1,061)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(1,030)	-
Purchases of Property and Equipment	(167)	(146)
Net Cash used in Investing Activities	(1,197)	(146)

Cash Flows from Financing Activities
Borrowing from Credit Facility	500	1,007
Payments to Credit Facility	(1,000)	-
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(164)	(58)
Net Cash (used in) provided by Financing Activities	(664)	949

Net Decrease in Cash and Cash Equivalents	(883)	(258)
Cash and Cash Equivalents at Beginning of Period	1,204	934
Cash and Cash Equivalents at End of Period	$321	$676

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Taxes	758	497
Cash Paid for Interest	12	8

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended March 31, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at January 1, 2024	6,823,693	$7	$21,371	$(6,001)	$15,377
Stock Compensation Expense	-	-	157	-	157
Vested Restricted Stock Units Issued Net of Tax Withholding	20,669	-	(137)	-	(137)
Net Income	-	-	-	1,062	1,062

Balance at March 31, 2024	6,844,362	$7	$21,391	$(4,939)	$16,459

	Three months ended April 2, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at January 1, 2023	6,763,070	$7	$21,116	$(8,918)	$12,205
Stock Compensation Expense	-	-	17	-	17
Taxes on Shares Issued for Vested Restricted Stock Units	-	-	(42)	-	(42)
Unvested Shares Forfeited (1)	(40,000)	-	-	-	-
Net Income	-	-	-	479	479

Balance at April 2, 2023	6,723,070	$7	$21,091	$(8,439)	$12,659

	Six months ended March 31, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	14,860
Stock Compensation Expense	-	-	270	-	270
Vested Restricted Stock Units Issued Net of Tax Withholding	81,292	-	(164)	-	(164)
Net Income	-	-	-	1,493	1,493

Balance at March 31, 2024	6,844,362	$7	$21,391	$(4,939)	$16,459

	Six months ended April 2, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 2, 2022	6,716,638	$7	$21,096	$(8,695)	$12,408
Stock Compensation Expense	-	-	53	-	53
Vested Restricted Stock Units Issued Net of Tax Withholding	46,432	-	(58)	-	(58)
Unvested Shares Forfeited (1)	(40,000)	-	-	-	-
Net Income	-	-	-	256	256

Balance at April 2, 2023	6,723,070	$7	$21,091	$(8,439)	$12,659

(1)	Common unvested restricted shares which were forfeited and cancelled in February 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the six months ended March 31, 2024 were derived from the U.S. government (21%), two major U.S. defense contractors (26% and 9%, respectively), one major commercial customer (16%) and all other customers (28%). Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of March 31, 2024, Optex Systems Holdings operated with 115 full-time equivalent employees.

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

Inventory: As of March 31, 2024 and October 1, 2023, inventory included:

	(Thousands)
	March 31, 2024	October 1, 2023
Raw Material	$8,568	$8,211
Work in Process	5,454	4,460
Finished Goods	668	489
Gross Inventory	$14,690	$13,160
Less: Inventory Reserves	(1,007)	(1,007)
Net Inventory	$13,683	$12,153

Concentration of Credit Risk: The Company’s accounts receivables as of March 31, 2024 consist of U.S. government agencies (11%), four major U.S. defense contractors (25%, 14%, 8% and 5%, respectively), one commercial customer (11%) and all other customers (26%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: The Company accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of March 31, 2024, and October 1, 2023, the Company had warranty reserve balances of $69 and $75, respectively.

	Three months ended		Six Months ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Beginning balance	$48	$229	$75	$169

Incurred costs for warranties satisfied during the period	(5)	(16)	(37)	(16)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	26	60	64	119
Change in estimate for pre-existing warranty liabilities(2)	-	(7)	(33)	(6)
Warranty Expense	26	53	31	113

Ending balance	$69	$266	$69	$266

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and six months ended March 31, 2024, we recognized $115 thousand and $231 thousand in service contract revenue. During the three and six months ended April 2, 2023, we recognized $112 thousand and $226 thousand in service contract revenue.

During the three and six-month periods ended March 31, 2024, we recognized revenue from customer deposit liabilities (deferred contract revenue) of zero. During the three and six-month periods ended April 2, 2023, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $1 thousand and $223 thousand. As of March 31, 2024 and October 1, 2023 we had $481 thousand in customer deposit liabilities.

As of March 31, 2024 and October 1, 2023, there was $258 and $336 thousand in accrued selling expenses and $250 and $336 thousand in contract assets related to a new $3.1 million contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries which began in the fourth quarter of fiscal year 2023 and extend into fiscal year 2025.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. One of these long-term contracts has an option year ordering period ending in February 2025 with deliveries that may extend into February 2026. As of March 31, 2024 and October 1, 2023, the accrued contract loss reserves were $150 thousand and $243 thousand, respectively. During the three and six months ended March 31, 2024, the Company recognized a gain on changes in estimates for the contract loss reserves of $120 thousand and $30 thousand and applied reserves of $38 thousand $63 thousand to cost of sales against revenues booked during the periods, respectively.

Income Tax/Deferred Tax: As of March 31, 2024 and October 1, 2023, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control. During the six months ended March 31, 2024, our deferred tax assets decreased by $47 thousand related to temporary tax adjustments.

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

For the three and six months ended March 31, 2024, 60,000 shares of unvested restricted stock and 39,000 unvested restricted stock units (which convert to 54,919 and 56,950 incremental shares after tax withholdings), respectively, were included in the diluted earnings per share calculation. For the three and six months ended March 31, 2024, 27,000 performance shares were excluded from diluted earnings per share as they were below the target share price. For the three and six months ended April 2, 2023, 80,000 shares of unvested restricted stock (which convert to an aggregate of 25,847 and 30,946 incremental shares after tax withholdings), respectively, were included in the diluted earnings per share calculation.

Note 3 - Segment Reporting

The Company’s two reportable segments, Applied Optics Center and Optex Richardson, are strategic businesses offering similar products to similar markets and customers; however, they are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and management at the time of the acquisition was retained.

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Richardson segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs, but exclude profits that would apply to third party external customers.

Optex Richardson – Richardson, Texas

Optex Richardson revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 98% and sales to commercial customers represented approximately 2% of the external segment revenue for the six months ended March 31, 2024. The Optex Richardson segment revenue is comprised of approximately 86% domestic military customers and 12% foreign military customers. For the six months ended March 31, 2024, Optex Richardson represented 50% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (15%), one major U.S. defense contractor (23%), and all other customers (12%).

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of March 31, 2024, the Richardson facility operated with 69 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 31% and military sales to prime and subcontracted customers represented approximately 69% of the external segment revenue for the six months ended March 31, 2024. Approximately 95% of the AOC revenue was derived from external customers and approximately 5% was related to intersegment sales to Optex Richardson in support of military contracts. For the six months ended March 31, 2024, AOC represented 50% of the Company’s total consolidated revenue and consisted of revenue from one major defense contractor (9%), one commercial customer (15%), and all other customers (26%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of March 31, 2024, AOC operated with 46 full-time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended March 31, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,274	$4,249	$-	$8,523
Intersegment revenues	-	231	(231)	-
Total revenue	$4,274	$4,480	$(231)	$8,523

Interest expense	$-	$-	$9	$9

Depreciation and amortization	$38	$79	$-	$117

Income before taxes	$393	$1,120	$(166)	$1,347

Other significant noncash items:
Allocated home office expense	$(337)	$337	$-	$-
Stock compensation expense	$-	$-	$157	$157
Warranty expense	$-	$26	$-	$26

Segment assets	$15,155	$8,643	$-	$23,798
Expenditures for segment assets	$1,139	$-	$-	$1,139

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended April 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,053	$3,317	$-	$6,370
Intersegment revenues	-	130	(130)	-
Total revenue	$3,053	$3,447	$(130)	$6,370

Interest expense	$-	$-	$8	$8

Depreciation and amortization	$13	$72	$-	$85

Income (loss) before taxes	$(45)	$677	$(25)	$607

Other significant noncash items:
Allocated home office expense	$(312)	$312	$-	$-
Stock compensation expense	$-	$-	$17	$17
Warranty expense	$-	$53	$-	$53

Segment assets	$11,283	$8,567	$-	$19,850
Expenditures for segment assets	$25	$31	$-	$56

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended March 31, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$7,669	$7,823	$-	$15,492
Intersegment revenues	-	418	(418)	-
Total revenue	$7,669	$8,241	$(418)	$15,492

Interest expense	$-	$-	$16	$16

Depreciation and amortization	$48	$161	$-	$209

Income before taxes	$409	$1,770	$(286)	$1,893

Other significant noncash items:
Allocated home office expense	$(680)	$680	$-	$-
Stock compensation expense	$-	$-	$270	$270
Warranty expense	$17	$14	$-	$31

Segment assets	$15,155	$8,643	$-	$23,798
Expenditures for segment assets	$1,172	$25	$-	$1,197

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended April 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,672	$5,738	$-	$10,410
Intersegment revenues	-	245	(245)	-
Total revenue	$4,672	$5,983	$(245)	$10,410

Interest expense	$-	$-	$8	$8

Depreciation and amortization	$24	$142	$-	$166

Income (loss) before taxes	$(468)	$854	$(61)	$325

Other significant noncash items:
Allocated home office expense	$(592)	$592	$-	$-
Stock compensation expense	$-	$-	$53	$53
Warranty expense	$-	$113	$-	$113

Segment assets	$11,283	$8,567	$-	$19,850
Expenditures for segment assets	$25	$121	$-	$146

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

The Company leases its office and manufacturing facilities for the Optex Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

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

As of March 31, 2024, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2024 Base year lease	$166	$149	$7	$322	$150
2025 Base year lease	336	305	15	656	306
2026 Base year lease	346	313	3	662	312
2027 Base year lease	357	322	-	679	318
2028 Base year lease	242	330	-	572	249
2029 Base year lease	-	83	-	83	43
Total base lease payments	$1,447	$1,502	$25	$2,974	$1,378
Imputed interest on lease payments (1)	(146)	(171)	-	(317)
Total Operating Lease Liability(2)	$1,301	$1,331	$25	$2,657

Right-of-use Asset(3)	$1,211	$1,254	$25	$2,490

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $167 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $630 thousand and $2,027 thousand, respectively.

Total expense under both facility lease agreements for the three months ended March 31, 2024 and April 2, 2023 was $241 and $224 thousand, respectively. Total office equipment rentals included in operating expenses was $8 and $5 thousand for the three months ended March 31, 2024 and April 2, 2023, respectively.

Total expense under both facility lease agreements for the six months ended March 31, 2024 and April 2, 2023 was $457 and $438 thousand, respectively. Total office equipment rentals included in operating expenses was $13 thousand and $10 thousand for the six months ended March 31, 2024 and April 2, 2023, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, the Company and its subsidiary, Optex Systems, Inc. (collectively, the “Borrowers”) entered into a line of credit facility (the “PNC Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms were as follows:

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

On April 12, 2022, the Borrowers entered into an Amended and Restated Loan Agreement (the “PNC Loan Agreement”) with PNC, pursuant to which the PNC Facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. The PNC Loan Agreement required the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “Line of Credit Note”) to PNC in connection with an increase of the Borrowers’ revolving line of credit facility under the PNC Loan Agreement from $1.125 million to $2.0 million. The maturity date remained April 15, 2023. Obligations outstanding under the credit facility accrued interest at a rate equal to the Lender’s prime rate minus 0.25%.

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

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of March 31, 2024 the interest rate was 8.08% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. The Company was in compliance with all covenants as of March 31, 2024.

The outstanding balance under the Texas Capital Facility was $0.5 million as of March 31, 2024 and $1.0 million as of October 1, 2023.

For the three months and nine months ended March 31, 2024, the total interest expense under the above facilities was $9 thousand and $16 thousand, respectively.

Note 6 -Stock Based Compensation

Restricted Stock and Restricted Stock Units issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75	—	—
Granted	42,000	3.05	40,000	3.09	135,000	2.37
Vested	(66,000)	1.52	(60,000)	1.75	—	—
Forfeited	(3,000)	3.00	(40,000)	1.75	—	—
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	2.37
Granted	-	-	-	-	-	-
Vested	-	-	(60,000)	2.20	(108,000)	2.48
Forfeited	-	-	-	-	-	-
Outstanding at March 31, 2024	39,000	$3.06	60,000	$2.20	27,000	$1.93

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of March 31, 2024, there was no unrecognized compensation cost relating to this award.

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

On April 30, 2020, the Board of Directors held a meeting and voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. As of March 31, 2024, there were 60,000 unvested restricted shares outstanding.

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

On May 1, 2023, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 23.1% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $90 thousand which will be amortized across the three-year period on a straight-line basis. During the twelve months ended October 1, 2023, there were 3,000 restricted stock units forfeited. On August 14, 2023 there was an additional grant of 3,000 restricted stock units to one new employee with a fair value of $11 thousand. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. As of October 1, 2023 and March 31, 2024, there were 39,000 unvested restricted stock units outstanding.

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

On October 2, 2023, 27,000 performance shares vested for reaching the 30-day VWAP for Tranche 1. The Company issued a total of 21,060 shares on October 24, 2023 in settlement of the vested shares, net of tax withheld of $27 thousand.

On December 22, 2023 and December 29, 2023, 27,000 performance shares vested each date for reaching the 30-day VWAP for Tranche 2 and Tranche 3. On January 8, 2024 the Company issued a total of 39,563 shares in settlement of the vested shares, net of tax withheld of $91 thousand.

On March 11, 2024, 27,000 performance shares vested each date for reaching the 30-day VWAP for Tranche 4. The Company issued a total of 20,669 shares on March 13, 2024 in settlement of the vested shares, net of tax withheld of $46 thousand.

As of March 31, 2024, there were 27,000 performance shares remaining to vest.

The assumptions and results for the Monte Carlo simulation are as follows:

Assumptions
Performance Period Start	10/2/2023
Performance Period End	10/1/2028
Term of simulation (1)	5.42 years
Time steps in simulation	1,365
Time steps per year	252
Common share price at valuation date (2)	$3.04
Dividend yield (3)	0.0%
Volatility (annual) (4)	50.0%
Risk-free rate (annual) (5)	3.37%
Cost of equity (6)	11.5%

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Number of performance shares in the Tranche (1)	27,000	27,000	27,000	27,000	27,000
Fair Value of One Performance share (7)	$2.75	$2.58	$2.39	$2.18	$1.93
Total Fair Value of Tranche	$74,345	$69,742	$64,446	$58,819	$52,238
Derived Service Period (Years) (7)	0.71	1.13	1.60	2.06	2.48

(1)	Based on the terms of the Performance Shares agreement issued by the Company on May 3, 2023.
(2)	Closing price of OPXS shares on the Valuation Date, as obtained via S&P Capital IQ.
(3)	Expected dividends provided by management.
(4)	Based on historical volatility of OPXS and comparable public companies.
(5)	Interest rate for US Treasury commensurate with the Performance Shares holding period, as of the Valuation Date, as obtained via S&P Capital IQ.
(6)	Estimated cost of equity for OPXS as of the Valuation Date.
(7)	Based on Monte Carlo simulation.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	October 1, 2023

Restricted Shares	$33	$17	$73	$44	$99	$173
Performance Shares	116	-	180	-	33	212
Restricted Stock Units	8	-	17	9	71	77
Total Stock Compensation	$157	$17	$270	$53	$203	$462

Note 7 – Asset Purchase of Intellectual Property

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

The acquisition included transaction costs of $30 thousand for legal fees and a contingent liability for payment against an earnout agreement based on meeting certain revenue milestones. As of January 18, 2024, the fair value of the contingent liability was $83 thousand. As of March 31, 2024, the fair value of the contingent liability was $86 thousand. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. The asset will be amortized on a straight-line basis over seven years and reviewed annually at each fiscal year end for possible impairment.

As of March 31, 2024 the value of intangible assets is:

	March 31, 2024	April 2, 2023

Intangible Assets – Intellectual Property	$1,113	$-
Change in Fair Value of Contingent Liability	3	-
Amortization of Intangible Assets	(27)	-
Net Intangible Assets	$1,089	$-

The fair value of the contingent liability was determined using the Black-Scholes option pricing model based on the management projected earnout units sold for the earnout period term in conjunction with the earnout units defined pursuant to the asset purchase agreement. The additional assumptions used for the option pricing model for the initial measurement period of January 18, 2024 and the period ended March 31, 2024 are included below.

	Measurement Date
	Initial Date	Period Ended
Assumptions	January 18, 2024	March 31, 2024

Earnout Unit Discount Rate	12.01%	12.38%
Period End Date	7/18/2025	7/18/2025
Term to Expiry (years)	1.5	1.3
Volatility	30.0%	30.0%
Risk Free Rate	5.00%	5.27%
Dividend Yield	-	-
Payoff Discount Rate	6.35%	6.10%
Expected Payment Date	8/2/2025	8/2/2025

Indicated Fair Value of Earnout (rounded)	$83,000	$86,000

Note 8 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and six months ended March 31, 2024 and the twelve months ended October 2, 2022.

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

During the three and six months ended March 31, 2024 and April 2, 2023, there were zero common shares repurchased under the program.

During the three and six months ended March 31, 2024, the Company issued 20,669 and 81,292 shares to Danny Schoening and Karen Hawkins in settlement of 27,000 and 108,000 performance shares which vested during the three and six months, respectively. The shares were issued net of 6,331 and 26,708 shares withheld for taxes.

As of March 31, 2024, and October 1, 2023, the total outstanding common shares were 6,844,362 and 6,763,070, respectively.

Note 9 - Subsequent Events

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date.

On May 1, 2024, there were 12,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on May 1, 2023. On May 3, 2024, 8,446 shares were issued to ten employees, net of tax withholding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended October 1, 2023 and our unaudited consolidated financial statements and notes thereto for the quarter ended March 31, 2024, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “we,” “us” and “our”) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of today’s revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

We are both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE Systems plc, ADS Inc. and others. We are also a military supplier to foreign governments such as Israel, Australia and South American countries and as a subcontractor for several large U.S. defense companies serving foreign governments.

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

The acquisition included transaction costs of $30 thousand for legal fees and a contingent liability for payment against an earnout agreement based on meeting certain revenue milestones. As of March 31, 2024, the fair value of the contingent liability was $86 thousand. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. The asset will be amortized on a straight-line basis over a seven-year period.

Material Trends

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting our ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we are seeing substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the year ended October 1, 2023 and the three and six months ended March 31, 2024, and is expected to continue to have a negative effect on the margins expected to be generated under our long-term fixed contracts over the next three years. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended October 1, 2023.

We have experienced significant material shortages during the year ended October 1, 2023 and extending into the first six months of fiscal year 2024 from several significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the year ended October 1, 2023 and continuing into the first six months of fiscal year 2024, have negatively impacted our production levels and continue to push back expected delivery dates. We are aggressively seeking alternative sources and actively expediting our current suppliers for these components as well as increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line. We are seeing some recent improvements in the local labor market and are adding to our direct labor force in concert with improvements in our supplier delivery performance. While we are encouraged by improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during fiscal year 2023 and into the first six months of fiscal 2024, our suppliers have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

In March 2023, we moved our line of credit from PNC Bank to Texas Capital Bank and increased our available line of credit to $3.0 million from the previous $2.0 million line with PNC. The increase in credit limit helps us meet our working capital requirements in light of the increased backlog and delay of revenues from the fiscal year 2023.

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” in our Annual Report on Form 10-K for the year ended October 1, 2023 for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S. ground system military programs, which has a direct impact on the Optex Richardson segment revenue, all of which is incorporated herein by reference.

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

The table below summarizes our three and six-month operating results for the periods ended March 31, 2024 and April 2, 2023, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Six months ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Net Income (GAAP)	$1,062	$479	$1,493	$256
Add:
Federal Income Tax Expense	285	128	400	69
Depreciation and Amortization	117	85	209	166
Stock Compensation	157	17	270	53
Interest Expense	9	8	16	8
Adjusted EBITDA - Non GAAP	$1,630	$717	$2,388	$552

Our net income increased by $0.6 million to $1.1 million for the three months ended March 31, 2024, as compared to net income of $0.5 million for the prior year period. Our adjusted EBITDA increased by $0.9 million to $1.6 million for the three months ended March 31, 2024, as compared to adjusted EBITDA of $0.7 million for the prior year period.

Our net income increased by $1.2 million to $1.5 million for the six months ended March 31, 2024, as compared to net income of $0.3 million for the prior year period. Our adjusted EBITDA increased by $1.8 million to $2.4 million for the six months ended March 31, 2024, as compared to adjusted EBITDA of $0.6 million for the prior year period.

The increase in net income and adjusted EBITDA for the most recent three and six-month periods compared to the prior year periods is primarily driven by higher revenue and improved gross profit performance across both operating segments. Operating segment performance is discussed in greater detail throughout the following sections.

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	March 31, 2024				April 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,274	4,249	-	8,523	$3,053	$3,317	$-	$6,370
Intersegment Revenues	-	231	(231)	-	-	130	(130)	-
Total Segment Revenue	4,274	4,480	(231)	8,523	3,053	3,447	(130)	6,370

Total Cost of Sales	3,346	2,851	(231)	5,966	2,614	2,333	(130)	4,817

Gross Profit	928	1,629	-	2,557	439	1,114	-	1,553
Gross Margin %	21.7%	36.4%	-	30.0%	14.4%	32.3%	-	24.4%

General and Administrative Expense	872	172	157	1,201	796	125	17	938
Segment Allocated G&A Expense	(337)	337	-	-	(312)	312	-	-
Net General & Administrative Expense	535	509	157	1,201	484	437	17	938

Operating Income (Loss)	393	1,120	(157)	1,356	(45)	677	(17)	615
Operating Income (Loss) %	9.2%	25.0%	-	15.9%	(1.5%)	19.6%	-	9.7%

Interest Expense	-	-	(9)	(9)	-	-	(8)	(8)

Net Income (Loss) before taxes	$393	1,120	(166)	1,347	$(45)	$677	$(25)	$607
Net Income (Loss) %	9.2%	25.0%	-	15.8%	(1.5%)	19.6%	-	9.5%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Six months ended
	March 31, 2024				April 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	7,669	7,823	-	15,492	$4,672	$5,738	$-	$10,410
Intersegment Revenues	-	418	(418)	-	-	245	(245)	-
Total Segment Revenue	7,669	8,241	(418)	15,492	4,672	5,983	(245)	10,410

Total Cost of Sales	6,187	5,481	(418)	11,250	4,073	4,312	(245)	8,140

Gross Profit	1,482	2,760	-	4,242	599	1,671	-	2,270
Gross Margin %	19.3%	33.5%	-	27.4%	12.8%	27.9%	-	21.8%

General and Administrative Expense	1,753	310	270	2,333	1,659	225	53	1,937
Segment Allocated G&A Expense	(680)	680	-	-	(592)	592	-	-
Net General & Administrative Expense	1,073	990	270	2,333	1,067	817	53	1,937

Operating Income (Loss)	409	1,770	(270)	1,909	(468)	854	(53)	333
Operating Income (Loss) %	5.3%	21.5%	-	12.3%	(10.0%)	14.3%	-	3.2%

Interest Expense	-	-	(16)	(16)	-	-	(8)	(8)

Income (Loss) before taxes	409	1,770	(286)	1,893	$(468)	$854	$(61)	$325
Income (loss) before taxes %	5.3%	21.5%	-	12.2%	(10.0%)	14.3%	-	3.1%

For the three months ended March 31, 2024, our total revenues increased by $2.1 million, or 33.8%, compared to the prior year period. The increase in revenue was primarily driven by increased deliveries at both the Optex Richardson segment of $1.2 million and the Applied Optics Center segment of $0.9 million.

For the six months ended March 31, 2024, our total revenues increased by $5.1 million, or 48.8%, compared to the prior year period. The increase in revenue was primarily driven by increased deliveries at both the Optex Richardson segment of $3.0 million and the Applied Optics Center segment of $2.1 million.

Consolidated gross profit for the three months ended March 31, 2024 increased by $1.0 million, or 64.6%, compared to the prior year period. Consolidated gross profit for the six months ended March 31, 2024 increased by $2.0 million, or 86.9%, compared to the prior year period.

The increase in the most recent three and six-month period gross margin was primarily attributable to higher revenue spread across a fixed manufacturing cost base combined with changes in product mix and improved pricing and operating performance in both operating segments.

Our operating income for the three months ended March 31, 2024 increased by $0.7 million compared to the prior year period. The increase in operating income was primarily driven by higher gross profit of $1.0 million offset by increased general and administrative expenses of ($0.3) million during the current three-month period.

Our operating income for the six months ended March 31, 2024 increased by $1.6 million compared to the prior year period. The increase in operating income was primarily driven by increased gross profit of $2.0 million offset by increased general and administrative costs of ($0.4) million during the current six-month period.

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

During the six months ended March 31, 2024, the Company booked $17.9 million in new orders, representing a (6.3%) decrease over the prior year period. The decrease in orders is primarily attributable to a (24.0%) decrease in the Optex Richardson segment orders over the prior year period. The Applied Optics Center experienced a 51.1% increase in orders over the prior year period.

The following table depicts the new customer orders for the six months ending March 31, 2024 as compared to the prior year period in millions of dollars by segment and product line:

	(Millions)
Product Line	Six months ended March 31, 2024	Six months ended April 2, 2023	Variance	% Chg
Periscopes	$8.7	$8.5	$0.2	2.4%
Sighting Systems	0.4	3.9	(3.5)	(89.7)%
Other	2.0	2.2	(0.2)	(9.1)%
Optex Richardson	11.1	14.6	(3.5)	(24.0)%
Optical Assemblies	1.0	1.2	(0.2)	(16.7)%
Laser Filters	4.6	2.4	2.2	91.7%
Day Windows	0.1	0.1	-	-%
Other	1.1	0.8	0.3	37.5%
Applied Optics Center – Dallas	6.8	4.5	2.3	51.1%
Total Customer Orders	$17.9	$19.1	$(1.2)	(6.3)%

During the current year six-month period, Optex Richardson orders decreased by $3.5 million, or (24.0%) as compared to the prior year period. The primary reason for the decrease relates to a prior year award for $3.4 million in sighting systems to repair and refurbish night vision equipment for the Government of Israel. The order represents a significant increase in our Optex Richardson sighting systems business base over the next two to three years and includes an additional potential award value with a 100% optional award quantity clause. We began shipments against the contract in December 2023. The Applied Optics Center orders increased $2.3 million, or 51.1% as we continue to see increases in orders for laser filter units for several prime government contractors.

Backlog as of March 31, 2024 was $44.2 million, compared to a backlog of $41.6 million as of April 2, 2023, representing an increase of $2.6 million, or 6.3%. Backlog as compared to October 1, 2023 increased by $2.4 million, or 5.7%, from $41.8 million. The following table depicts the current expected delivery by period of all contracts awarded as of March 31, 2024 in millions of dollars:

Product Line	Q3 2024	Q4 2024	2024 Delivery	2025+ Delivery	Total Backlog 3/31/2024	Total Backlog 4/2/2023	Variance	% Chg
Periscopes	$3.6	$4.7	$8.3	$10.6	$18.9	$12.6	$6.3	50.0%
Sighting Systems	0.6	0.5	1.1	3.4	4.5	5.3	(0.8)	(15.1)%
Howitzer	-	0.1	0.1	2.2	2.3	2.3	-	-%
Other	1.1	0.7	1.8	2.4	4.2	5.0	(0.8)	(16.0)%
Optex Richardson	5.3	6.0	11.3	18.6	29.9	25.2	4.7	18.7%
Optical Assemblies	0.8	0.5	1.3	0.2	1.5	4.8	(3.3)	(68.8)%
Laser Filters	2.4	2.5	4.9	5.3	10.2	9.0	1.2	13.3%
Day Windows	0.2	0.3	0.5	0.9	1.4	1.9	(0.5)	(26.3)%
Other	0.4	0.2	0.6	0.6	1.2	0.7	0.5	71.4%
Applied Optics Center - Dallas	3.8	3.5	7.3	7.0	14.3	16.4	(2.1)	(12.8)%
Total Backlog	$9.1	$9.5	$18.6	$25.6	$44.2	$41.6	$2.6	6.3%

Optex Richardson backlog as of March 31, 2024 was $29.9 million as compared to a backlog of $25.2 million as of April 2, 2023, representing an increase of $4.7 million or 18.7%.

Applied Optics Center backlog as of March 31, 2024, was $14.3 million as compared to a backlog of $16.4 million as of April 2, 2023, representing a decrease of ($2.1) million or (12.8%).

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended April 2, 2023

Revenues. For the three months ended March 31, 2024, revenues increased by $2.1 million or 33.8% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	March 31, 2024	April 2, 2023	Variance	% Chg
Periscopes	$2,695	$2,137	$558	26.1%
Sighting Systems	212	138	74	53.6%
Other	1,367	778	589	75.7%
Optex Richardson	4,274	3,053	1,221	40.0%
Optical Assemblies	1,063	1,493	(430)	(28.8)%
Laser Filters	2,429	1,562	867	55.5%
Day Windows	190	69	121	175.4%
Other	567	193	374	193.8%
Applied Optics Center - Dallas	4,249	3,317	932	28.1%
Total Revenue	$8,523	$6,370	$2,153	33.8%

Optex Richardson revenue increased by $1.2 million or 40.0% for the three months ended March 31, 2024 as compared to the prior year period on higher customer demand across all product lines.

Applied Optics Center revenue increased by $0.9 million or 28.1% for the three months ended March 31, 2024 as compared to the prior year period. The revenue increase was primarily driven by increased sales on laser filters, day windows and other, offset by decreased sales of our commercial optical assemblies.

Gross Profit. Gross margin during the three-month period ended March 31, 2024 was 30.0% of revenue as compared to a gross margin of 24.4% of revenue for the prior year period. Gross profit increased by $1.0 million to $2.6 million for the three months ended March 31, 2024 as compared to $1.6 million in the prior year three months. The increase in gross profit is primarily attributable to higher revenue, changes in product mix, and increased absorption of fixed overhead across a higher revenue mix. Cost of sales increased to $6.0 million for the current period as compared to the prior year period of $4.8 million on higher revenue.

G&A Expenses. During the three months ended March 31, 2024 and April 2, 2023, we recorded operating expenses of $1.2 million and $0.9 million, respectively. Operating expenses increased $0.3 million in the current year period as compared with the prior year period on higher labor and stock compensation expenses, combined with increases in royalty and selling expenses.

Operating Income. During the three months ended March 31, 2024, we recorded operating income of $1.4 million, as compared to operating income of $0.6 million during the three months ended April 2, 2023. The $0.8 million increase in operating income for the current year period from the prior year period is primarily due to higher revenue and gross profit during the current year period, partially offset by increased operating expenses.

Six Months Ended March 31, 2024 Compared to the Six Months Ended April 2, 2023

Revenues. For the six months ended March 31, 2024, revenues increased by $5.1 million or 48.8% compared to the prior year period as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	March 31, 2024	April 2, 2023	Variance	% Chg
Periscopes	$4,671	$3,462	$1,209	34.9%
Sighting Systems	570	327	243	74.3%
Other	2,428	883	1,545	175.0%
Optex Richardson	7,669	4,672	2,997	64.1%
Optical Assemblies	2,289	2,986	(697)	(23.3)%
Laser Filters	4,266	2,118	2,148	101.4%
Day Windows	351	230	121	52.6%
Other	917	404	513	127.0%
Applied Optics Center - Dallas	7,823	5,738	2,085	36.3%
Total Revenue	$15,492	$10,410	$5,082	48.8%

Optex Richardson revenue increased by $3.0 million or 64.1% for the six months ended March 31, 2024 as compared to the prior year period primarily on higher customer demand across all product lines.

Applied Optics Center revenue increased by $2.1 million or 36.3% for the six months ended March 31, 2024 as compared to the prior year period. The revenue increase is primarily attributable to increased sales on laser filters, day windows and other, partially offset by decreased sales of our commercial optical assemblies.

Gross Profit. The gross margin during the six-month period ended March 31, 2024 was 27.4% of revenue as compared to a gross margin of 21.8% of revenue for the prior year period. The gross profit increased by $2.0 million to $4.2 million for the six months ended March 31, 2024 as compared to $2.2 million for the prior year period. The increase in gross profit is primarily attributable to higher revenue, changes in product mix and increased fixed cost absorption across a higher revenue base. Cost of sales increased to $11.3 million for the six months ended March 31, 2024 as compared to the prior year period of $8.1 million on higher period revenue.

G&A Expenses. During the six months ended March 31, 2024 and April 2, 2023, we recorded operating expenses of $2.3 million and $1.9 million, respectively. Operating expenses increased by 20.4% comparing the respective periods primarily due to increased labor, stock compensation, royalty and selling expenses.

Operating Income. During the six months ended March 31, 2024, we recorded operating income of $1.9 million, as compared to operating income of $0.3 million during the six months ended April 2, 2023. The $1.6 million increase in operating income is primarily due to higher gross profit, which was partially offset by increased general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2024, the Company had working capital of $13.6 million, as compared to $13.5 million as of October 1, 2023.

During the six months ended March 31, 2024, the Company had operating cash provided by operations of $1.0 million, used $0.5 million to pay down our line of credit and spent $0.2 million on acquisitions of property and equipment and $1.0 million on the acquisition of intellectual property. During the period, our inventory increased $1.5 million in support of new program awards and increasing revenues anticipated over the next six months.

The Company has capital commitments of $0.6 million for the purchase of property and equipment consisting of a CNC Machine, a Ur5e Robot Reach and a significant coating chamber upgrade.

Backlog as of March 31, 2024 was $44.2 million as compared to a backlog of $41.8 million and $41.6 million as of October 1, 2023 and April 2, 2023, respectively, and representing an increase of 5.7% and 6.3%, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products. At March 31, 2024, the Company had approximately $0.3 million in cash and an outstanding balance of $0.5 million on its line of credit. As of March 31, 2024, our outstanding accounts receivable was $3.7 million. We expect the accounts to be collected during the third quarter of fiscal 2024.

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

The acquisition included transaction costs of $30 thousand for legal fees and a contingent liability for payment against an earnout agreement based on meeting certain revenue milestones. As of March 31, 2024, the fair value of the contingent liability was $86 thousand. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. The asset will be amortized on a straight-line basis over a seven-year period.

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

We refer to “Note 4 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated CAM payments under such leases as of March 31, 2024, which disclosure is incorporated herein by reference.

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

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of March 31, 2024, there was $0.5 million borrowed under the Credit Facility. As of March 31, 2024, the Company is in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of March 31, 2024, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the six months ended March 31, 2024, there were no stock repurchases against the plan.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of March 31, 2024, the Company had accrued warranty costs of $69 thousand, as compared to $75 thousand as of October 1, 2023. The primary reason for the $6 thousand decrease in reserve balances relates to lower shipments against our warranty covered optical assemblies, combined with a favorable change in estimate due to lower historical return trends and repair costs.

As of March 31, 2024 and October 1, 2023, we had $150 thousand, and $243 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three and six months ended March 31, 2024, the Company recognized a gain on changes in estimates for the contract loss reserves of $120 thousand and $30 thousand and applied reserves of $38 thousand $63 thousand to cost of sales against revenues booked during the periods, respectively.

As of March 31, 2024 and October 1, 2023, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended October 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended March 31, 2024.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement and Contract Manufacturing Agreement (RUB Aluminium s.r.o.)
10.2	Form of D&O Indemnification Agreement
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 14, 2024	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 14, 2024	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

