Form 10-Q
period 2024-06-30
Optex Systems Holdings Inc
filed 2024-08-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2024: 6,873,234 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 30, 2024

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2024 (UNAUDITED) AND OCTOBER 1, 2023	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JULY 2, 2023 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED) AND THE NINE MONTHS ENDED JULY 2, 2023 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2023 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	June 30, 2024	October 1, 2023
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$486	$1,204
Accounts Receivable, Net	3,321	3,624
Inventory, Net	15,118	12,153
Contract Asset	237	336
Prepaid Expenses	316	219

Current Assets	19,478	17,536

Property and Equipment, Net	1,192	998

Other Assets
Deferred Tax Asset	838	922
Intangible Assets, Net	969	-
Right-of-use Asset	2,362	2,740
Security Deposits	23	23

Other Assets	4,192	3,685

Total Assets	$24,862	$22,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,709	$810
Credit Facility	1,000	-
Operating Lease Liability	634	620
Federal Income Taxes Payable	-	247
Accrued Expenses	1,187	1,265
Accrued Selling Expense	250	336
Accrued Warranty Costs	36	75
Contract Loss Reserves	101	243
Customer Advance Deposits	320	481

Current Liabilities	5,237	4,077

Other Liabilities

Credit Facility-Long Term	-	1,000
Operating Lease Liability, net of current portion	1,894	2,282

Other Liabilities	1,894	3,282

Total Liabilities	7,131	7,359

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,873,234 and 6,763,070 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,402	21,285
Accumulated Deficit	(3,678)	(6,432)

Stockholders’ Equity	17,731	14,860

Total Liabilities and Stockholders’ Equity	$24,862	$22,219

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Revenue	$9,060	$7,172	$24,552	$17,582

Cost of Sales	6,179	5,460	17,430	13,599

Gross Profit	2,881	1,712	7,122	3,983

General and Administrative Expense	1,266	960	3,599	2,897

Operating Income	1,615	752	3,523	1,086

Interest Expense	17	22	32	31

Income Before Taxes	1,598	730	3,491	1,055

Income Tax Expense	337	154	737	223

Net Income	$1,261	$576	$2,754	$832

Basic income per share	$0.19	$0.09	$0.41	$0.13

Weighted Average Common Shares Outstanding - basic	6,799,807	6,643,070	6,744,997	6,607,593

Diluted income per share	$0.18	$0.09	$0.40	$0.13

Weighted Average Common Shares Outstanding – diluted	6,888,208	6,686,211	6,812,431	6,642,604

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Nine months ended
	June 30, 2024	July 2, 2023

Cash Flows from Operating Activities:
Net Income	$2,754	$832

Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	341	252
Stock Compensation Expense	360	134
Changes in Deferred Tax Expense	84	180
Accounts Receivable	303	38
Inventory	(2,965)	(3,070)
Contract Asset	100	(336)
Prepaid Expenses	(97)	(103)
Leases	4	17
Accounts Payable and Accrued Expenses	820	914
Federal Income Taxes Payable	(247)	(331)
Accrued Warranty Costs	(39)	72
Accrued Selling Expense	(86)	336
Customer Advance Deposits	(161)	(180)
Accrued Loss Reserves	(143)	(156)
Total Adjustments	(1,726)	(2,233)
Net Cash provided by (used in) Operating Activities	1,028	(1,401)

Cash Flows used in Investing Activities
Purchases of Intangible Assets	(1,030)	-
Purchases of Property and Equipment	(473)	(368)
Net Cash used in Investing Activities	(1,503)	(368)

Cash Flows (used in) provided by Financing Activities
Borrowing from Credit Facility	1,000	1,507
Payments to Credit Facility	(1,000)	(300)
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(243)	(58)

Net Cash (used in) provided by Financing Activities	(243)	1,149

Net Decrease in Cash and Cash Equivalents	(718)	(620)
Cash and Cash Equivalents at Beginning of Period	1,204	934
Cash and Cash Equivalents at End of Period	$486	$314

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Taxes	994	553
Cash Paid for Interest	26	28

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

	Three months ended June 30, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at March 31, 2024	6,844,362	$7	$21,391	$(4,939)	$16,459
Stock Compensation Expense	-	-	90	-	90
Vested restricted stock units issued net of tax withholding	28,872	-	(79)	-	(79)
Net Income	-	-	-	1,261	1,261

Balance at June 30, 2024	6,873,234	$7	$21,402	$(3,678)	$17,731

	Three months ended July 2, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at April 2, 2023	6,723,070	$7	$21,091	$(8,439)	$12,659
Stock Compensation Expense	-	-	81	-	81
Restricted/Unvested Shares Issued (2)	40,000	-	-	-	-
Net Income	-	-	-	576	576

Balance at July 2, 2023	6,763,070	$7	$21,172	$(7,863)	$13,316

	Nine months ended June 30, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860
Stock Compensation Expense	-	-	360	-	360
Vested restricted stock units issued net of tax withholding	110,164	-	(243)	-	(243)
Net Income	-	-	-	2,754	2,754

Balance at June 30, 2024	6,873,234	$7	$21,402	$(3,678)	$17,731

	Nine months ended July 2, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 2, 2022	6,716,638	$7	$21,096	$(8,695)	$12,408
Stock Compensation Expense	-	-	134	-	134
Taxes on Shares Issued for Vested Restricted Stock Units	46,432	-	(58)	-	(58)
Unvested Shares Forfeited (1)	(40,000)	-	-	-	-
Restricted/Unvested Shares Issued (2)	40,000	-	-	-	-
Net Income	-	-	-	832	832

Balance at July 2, 2023	6,763,070	$7	$21,172	$(7,863)	$13,316

(1)	Unvested common restricted shares which were forfeited and cancelled in February 2023.

(2)	Restricted and unvested shares issued to board member on May 9, 2023. Shares vested 50% January 1, 2024 and will vest 50% January 1, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the nine months ended June 30, 2024 were derived from the U.S. government (19%), three major U.S. defense contractors (24%, 8%, and 7%, respectively), one major commercial customer (15%) and all other customers (27%). Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of June 30, 2024, Optex Systems Holdings operated with 122 full-time equivalent employees.

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

Inventory: As of June 30, 2024 and October 1, 2023, inventory included:

	(Thousands)
	June 30, 2024	October 1, 2023
Raw Material	$9,302	$8,211
Work in Process	6,164	4,460
Finished Goods	659	489
Gross Inventory	$16,125	$13,160
Less: Inventory Reserves	(1,007)	(1,007)
Net Inventory	$15,118	$12,153

Concentration of Credit Risk: The Company’s accounts receivables as of June 30, 2024 consisted of U.S. government agencies (14%), five major U.S. defense contractors (22%, 11%, 11%, 10%, and 6%, respectively), one commercial customer (12%) and all other customers (14%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: The Company accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of June 30, 2024 and October 1, 2023, the Company had warranty reserve balances of $36 thousand and $75 thousand, respectively.

	Three months ended		Nine months ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Beginning balance	$69	$266	$75	$169

Incurred costs for warranties satisfied during the period	(15)	(82)	(52)	(99)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	26	57	90	177
Change in estimate for pre-existing warranty liabilities(2)	(44)	-	(77)	(6)
(Reversal of) Warranty Expense	(18)	57	13	171

Ending balance	$36	$241	$36	$241

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and nine months ended June 30, 2024, there was $126 thousand and $357 thousand in service contract revenue. During the three and nine months ended July 2, 2023, there was $115 thousand and $340 thousand in service contract revenue.

During the three- and nine-month periods ended June 30, 2024, there was $161 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). During the three- and nine-month periods ended July 2, 2023, there was zero and $223 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). As of June 30, 2024 and October 1, 2023, customer deposit liabilities were $320 thousand and $481 thousand, respectively.

As of June 30, 2024 and October 1, 2023, there was $250 and $336 thousand in accrued selling expenses and $237 and $336 thousand in contract assets related to a new $3.4 million contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries which began in the fourth quarter of fiscal year 2023 and extend into fiscal year 2025.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. One of these long-term contracts has an option year ordering period ending in February 2025 with deliveries that may extend into February 2026. As of June 30, 2024 and October 1, 2023, the accrued contract loss reserves were $101 thousand and $243 thousand, respectively. During the three and nine months ended June 30, 2024, the Company recognized a gain on changes in estimates for the contract loss reserves of $16 thousand and $45 thousand and applied reserves of $34 thousand and $97 thousand to cost of sales against revenues booked during the periods, respectively.

Income Tax/Deferred Tax: As of June 30, 2024 and October 1, 2023, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.7 million, respectively, for a net deferred tax asset of $0.8 million and $0.9 million, respectively. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. During the nine months ended June 30, 2024, our deferred tax assets decreased by $0.1 million related to temporary tax adjustments.

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

For the three and nine months ended June 30, 2024, 60,000 shares of unvested restricted stock and 66,500 unvested restricted stock units (which convert to an aggregate of 88,401 and 67,434 incremental shares), respectively, were included in the diluted earnings per share calculation. For the three and nine months ended July 2, 2023, 120,000 shares of unvested restricted stock (which convert to an aggregate of 43,141 and 35,011 incremental shares), respectively, were included in the diluted earnings per share calculation.

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

Optex Richardson – Richardson, Texas

Optex Richardson revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 98% and sales to commercial customers represented approximately 2% of the external segment revenue for the nine months ended June 30, 2024. The Optex Richardson segment revenue is comprised of approximately 85% domestic military customers and 13% foreign military customers. For the nine months ended June 30, 2024, Optex Richardson represented 50% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (14%), one major U.S. defense contractor (21%) and all other customers (15%).

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of June 30, 2024, the Richardson facility operated with 77 full-time equivalent employees in a single shift operation which includes 8 home office support employees. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 29% and military sales to prime and subcontracted customers represented approximately 71% of the external segment revenue for the nine months ended June 30, 2024. Approximately 95% of the AOC revenue was derived from external customers and approximately 5% was related to intersegment sales to Optex Richardson in support of military contracts. For the nine months ended June 30, 2024, AOC represented 50% of the Company’s total consolidated revenue and consisted of revenue from the U.S government (5%), two major defense contractor (8% and 7%), one commercial customer (14%), and all other customers (16%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of June 30, 2024, AOC operated with 45 full-time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended June 30, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,675	$4,385	$-	$9,060
Intersegment revenues	-	282	(282)	-
Total revenue	$4,675	$4,667	$(282)	$9,060

Interest expense	$-	$-	$17	$17

Depreciation and amortization	$54	$78	$-	$132

Income (loss) before taxes	$442	$1,263	$(107)	$1,598

Other significant noncash items:
Allocated home office expense	$(339)	$339	$-	$-
Stock compensation expense	$-	$-	$90	$90
(Reversal of) Warranty expense	$-	$(18)	$-	$(18)

Segment assets	$16,449	$8,413	$-	$24,862
Expenditures for segment assets	$159	$147	$-	$306

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended July 2, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,069	$4,103	$-	$7,172
Intersegment revenues	-	265	(265)	-
Total revenue	$3,069	$4,368	$(265)	$7,172

Interest expense	$-	$-	$22	$22

Depreciation and amortization	$14	$72	$-	$86

Income (loss) before taxes	$(60)	$893	$(103)	$730

Other significant noncash items:
Allocated home office expense	$(386)	$386	$-	$-
Stock compensation expense	$-	$-	$81	$81
Warranty expense	$-	$57	$-	$57

Segment assets	$11,671	$9,293	$-	$20,964
Expenditures for segment assets	$-	$222	$-	$222

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended June 30, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,344	$12,208	$-	$24,552
Intersegment revenues	-	700	(700)	-
Total revenue	$12,344	$12,908	$(700)	$24,552

Interest expense	$-	$-	$32	$32

Depreciation and amortization	$103	$238	$-	$341

Income (loss) before taxes	$850	$3,033	$(392)	$3,491

Other significant noncash items:
Allocated home office expense	$(1,019)	$1,019	$-	$-
Stock compensation expense	$-	$-	$360	$360
Warranty expense	$17	$(4)	$-	$13

Segment assets	$16,449	$8,413	$-	$24,862
Expenditures for segment assets	$1,331	$172	$-	$1,503

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended July 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$7,742	$9,840	$-	$17,582
Intersegment revenues	-	511	(511)	-
Total revenue	$7,742	$10,351	$(511)	$17,582

Interest expense	$-	$-	$31	$31

Depreciation and amortization	$38	$214	$-	$252

Income (loss) before taxes	$(527)	$1,747	$(165)	$1,055

Other significant noncash items:
Allocated home office expense	$(978)	$978	$-	$-
Stock compensation expense	$-	$-	$134	$134
Warranty expense	$-	$171	$-	$171

Segment assets	$11,671	$9,293	$-	$20,964
Expenditures for segment assets	$25	$343	$-	$368

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

The Company leases its office and manufacturing facilities for the Optex Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $12 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term includes two months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $13 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. The start of the lease was delayed until April 2022 due to temporary equipment shortages. The lease renewal resulted in the recognition of an additional right of use asset and a lease liability of $51 thousand during the year ended October 2, 2022.

As of June 30, 2024, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2024 Base year lease	$83	$75	$4	$162	$75
2025 Base year lease	336	305	15	656	306
2026 Base year lease	346	313	3	662	312
2027 Base year lease	357	322	-	679	318
2028 Base year lease	242	330	-	572	249
2029 Base year lease	-	83	-	83	43
Total base lease payments	$1,364	$1,428	$22	$2,814	$1,303
Imputed interest on lease payments (1)	(130)	(155)	(1)	(286)
Total Operating Lease Liability(2)	$1,234	$1,273	$21	$2,528

Right-of-use Asset(3)	$1,146	$1,195	$21	$2,362

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $166 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $634 thousand and $1,894 thousand, respectively.

Total expense under both facility lease agreements for the three months ended June 30, 2024 and July 2, 2023 was $223 and $206 thousand, respectively. Total office equipment rentals included in operating expenses was $6 and $9 thousand for the three months ended June 30, 2024 and July 2, 2023, respectively.

Total expense under both facility lease agreements for the nine months ended June 30, 2024 and July 2, 2023 was $681 and $644 thousand, respectively. Total office equipment rentals included in operating expenses was $19 thousand and $18 thousand for the nine months ended June 30, 2024 and July 2, 2023, respectively.

Note 5 - Debt Financing

Credit Facility — PNC Bank (formerly BBVA, USA)

On April 16, 2020, the Company and its subsidiary, Optex Systems, Inc. (collectively, the “Borrowers”), entered into a line of credit facility (the “PNC Facility”) with BBVA, USA. In June 2021, PNC Bank completed its acquisition of BBVA, USA and the bank name changed to PNC Bank (“PNC”). The substantive terms were as follows:

●	The principal amount of the PNC Facility was $2.25 million. The PNC Facility matured on April 15, 2022. The interest rate was variable based on PNC’s Prime Rate plus a margin of 0.250%, initially set at 3% at loan origination, and all accrued and unpaid interest was payable monthly in arrears starting on May 15, 2020; and the principal amount was due in full with all accrued and unpaid interest and any other fees on April 15, 2022.

●	There were commercially standard covenants including, but not limited to, covenants regarding maintenance of corporate existence, not incurring other indebtedness except trade debt, not changing more than 25% stock ownership of Borrowers, and a Fixed Charge Coverage Ratio of 1.25:1, with the Fixed Charge Coverage Ratio defined as (earnings before taxes, amortization, depreciation, amortization and rent expense less cash taxes, distribution, dividends and fair value of warrants) divided by (current maturities on long term debt plus interest expense plus rent expense).

●	The PNC Facility contained commercially standard events of default including, but not limited to, not making payments when due; incurring a judgment of $10,000 or more not covered by insurance; not maintaining collateral and the like.

●	The PNC Facility was secured by a first lien on all of the assets of Borrowers.

On April 12, 2022, the Borrowers entered into an Amended and Restated Loan Agreement (the “PNC Loan Agreement”) with PNC, pursuant to which the PNC Facility was decreased from $2.25 million to $1.125 million, and the maturity date was extended from April 15, 2022 to April 15, 2023. The PNC Loan Agreement required the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1.

On November 21, 2022, the Borrowers issued an Amended and Restated Revolving Line of Credit Note (the “Line of Credit Note”) to PNC in connection with an increase of the Borrower’s revolving line of credit facility under the PNC Loan Agreement from $1.125 million to $2.0 million. The maturity date remained April 15, 2023. Obligations outstanding under the credit facility accrued interest at a rate equal to the Lender’s prime rate minus 0.25%.

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

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of June 30, 2024 the interest rate was 8.07% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. The Company was in compliance with all covenants as of June 30, 2024.

The outstanding balance under the Texas Capital Facility was $1.0 million as of June 30, 2024.

For the three months and nine months ended June 30, 2024, the total interest expense under the Texas Capital Facility was $17 thousand and $32 thousand, respectively.

Note 6 - Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75	-	-
Granted	42,000	3.05	40,000	3.09	135,000	2.37
Vested	(66,000)	1.52	(60,000)	1.75	-	-
Forfeited	(3,000)	3.00	(40,000)	1.75	-	-
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	2.37
Granted	39,500	7.17	-	-	-	-
Vested	(12,000)	3.00	(60,000)	2.20	(135,000)	2.37
Forfeited	-	-	-	-	-	-
Outstanding at June 30, 2024	66,500	$5.51	60,000	$2.20	-	$-

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of June 30, 2024, there was no unrecognized compensation cost relating to this award.

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

As of June 30, 2024 and October 1, 2023, there were 66,500 and 39,000 unvested restricted stock units outstanding, respectively.

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

On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. As of June 30, 2024, there were 60,000 unvested restricted shares outstanding.

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

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 7.7% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $258 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. On June 4, 2024 there was an additional grant of 500 restricted stock units to one employee with a fair value of $4 thousand. The 500 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date.

On May 1, 2024, there were 12,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on May 1, 2023. On May 3, 2024, 8,446 shares were issued to ten employees, withheld of $26 thousand.

On May 17, 2024, 27,000 performance shares vested for reaching the 30-day VWAP for Tranche 5. The Company issued a total of 20,426 shares on May 17, 2024 in settlement of the vested shares, net of tax withheld of $53 thousand.

As of June 30, 2024, there were no performance shares remaining to vest.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and performance shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	October 1, 2023

Restricted Shares	$33	$33	$107	$78	$66	$173
Performance Shares	33	43	212	43	-	212
Restricted Stock Units	24	5	41	13	309	77
Total Stock Compensation	$90	$81	$360	$134	$375	$462

Note 7 – Asset Purchase of Intellectual Property

On January 18, 2024, Optex Systems Holdings, Inc., through its wholly-owned subsidiary Optex Systems, Inc. (collectively, the “Company”), entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminum s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. RUB may continue to manufacture Speedtracker Mach products on behalf of the Company. The Company acquired the assets using $1 million in cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms to which both parties must agree. Subsequent to the acquisition, the Company has determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units against the contract manufacturing agreement.

The acquisition included transaction costs of $30 thousand for legal fees. Pursuant to the asset purchase agreement, the total earnout payment would have been $238 thousand only if the earnout revenue milestones were achieved during the earnout period, otherwise the earnout would be zero. As of January 18, 2024, the fair value of the contingent liability was $83 thousand. As of June 30, 2024, it was determined that the revenue milestones related to the earnout agreement would be unachievable within the earnout period and the fair value of the contingent liability related to the earnout was set to zero.

The intangible asset will be amortized on a straight-line basis over seven years and reviewed annually at each fiscal year end for possible impairment.

As of June 30, 2024 the value of intangible assets is:

June 30, 2024

Intangible Assets – Intellectual Property	$1,030
Amortization of Intangible Assets	(61)
Net Intangible Assets	$969

Note 8 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and nine months ended June 30, 2024 or the twelve months ended October 1, 2023.

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

During the three and nine months ended July 2, 2023 and June 30, 2024, there were zero common shares repurchased under the program.

During the three and nine months ended June 30, 2024, the Company issued 20,426 and 101,718 shares to Danny Schoening and Karen Hawkins in settlement of 27,000 and 135,000 performance shares, which vested during the three and nine months, respectively. The shares were issued net of 6,574 and 33,282 shares withheld for taxes.

During the three and nine months ended June 30, 2024, the Company issued 8,446 shares to ten employees in settlement of 12,000 restricted stock units, which vested during the three and nine months. The shares were issued net of 3,554 shares withheld for taxes.

As of June 30, 2024 and October 1, 2023, total outstanding common shares were 6,873,234 and 6,763,070, respectively.

Note 9 - Subsequent Events

There are none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended October 1, 2023 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended June 30, 2024, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial measures as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “we,” “us” and “our) manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of today’s revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

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

Recent Events

January 2024 Asset Acquisition

On January 18, 2024, we entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. RUB will continue to manufacture Speedtracker Mach products on behalf of the Company. The Company acquired the assets using $1 million in cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms to which both parties must agree. Subsequent to the acquisition, the Company has determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units against the contract manufacturing agreement.

The acquisition included transaction costs of $30 thousand for legal fees and a contingent liability for payment against an earnout agreement based on meeting certain revenue milestones. As of June 30, 2024, the fair value of the contingent liability was zero. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of June 30, 2024 the Company determined the likelihood of achieving the revenue milestone during the earnout period was highly unlikely. The asset will be amortized on a straight-line basis over a seven-year period.

Material Trends

Recent supply chain disruptions have strained our suppliers and extended supplier delivery lead times, affecting our ability to sustain operations. We anticipate market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we have seen substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the year ended October 1, 2023 and the three and nine months ended June 30, 2024, and is expected to continue to have a negative effect on the margins expected to be generated under our long-term fixed contracts over the next two years. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended October 1, 2023.

We have also experienced significant material shortages during the year ended October 1, 2023 and extending into the first nine months of fiscal year 2024 from several significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the year ended October 1, 2023 and continuing into the first nine months of fiscal year 2024, have negatively impacted our production levels and continue to push back expected delivery dates. We are actively seeking alternative sources as well as expediting our current suppliers for these components. We are also increasing employee recruitment initiatives and overtime to attempt to mitigate any continuing risks to the periscope line.

We are seeing some recent improvements in the local labor market and are adding to our direct labor force in concert with improvements in our supplier delivery performance. While we are encouraged by improvements in supplier performance for the Optex Richardson segment periscope line which yielded increased revenue performance during fiscal year 2023 and into the first nine months of fiscal 2024, we have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

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

Results of Operations

Non-GAAP Adjusted EBITDA

We use adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash compensation expenses related to equity stock grants, as well as depreciation, amortization, interest expenses and federal income taxes. We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items, which we do not consider relevant to our operations. Adjusted EBITDA is a financial measure not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).

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

The table below summarizes our three-and nine-month operating results for the periods ended June 30, 2024 and July 2, 2023, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Nine months ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Net Income (GAAP)	$1,261	$576	$2,754	$832
Add:

Federal Income Tax Expense	337	154	737	223
Depreciation	132	86	341	252
Stock Compensation	90	81	360	134
Interest Expense	17	22	32	31
Adjusted EBITDA - Non GAAP	$1,837	$919	$4,224	$1,472

Our net income increased by $0.7 million to $1.3 million for the three months ended June 30, 2024, as compared to net income of $0.6 million for the prior year period. Our adjusted EBITDA increased by $0.9 million to $1.8 million for the three months ended June 30, 2024, as compared to $0.9 million for the prior year period.

Our net income increased by $1.9 million to $2.8 million for the nine months ended June 30, 2024, as compared to a net income of $0.8 million for the prior year period. Our adjusted EBITDA increased by $2.7 million to $4.2 million for the nine months ended June 30, 2024, as compared to $1.5 million for the prior year period.

The increase in the most recent three and nine-month period net income and adjusted EBITDA is primarily driven by increased revenue and gross profit, which was only partially offset by increased general and administrative expenses. Operating segment performance is discussed in greater detail throughout the following sections.

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	June 30, 2024				July 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,675	4,385	-	9,060	$3,069	$4,103	$-	$7,172
Intersegment Revenues	-	282	(282)	-	-	265	(265)	-
Total Segment Revenue	4,675	4,667	(282)	9,060	3,069	4,368	(265)	7,172

Total Cost of Sales	3,575	2,886	(282)	6,179	2,757	2,968	(265)	5,460

Gross Profit	1,100	1,781	-	2,881	312	1,400	-	1,712
Gross Margin %	23.5%	38.2%	-	31.8%	10.2%	32.1%	-	23.9%

General and Administrative Expense	997	179	90	1,266	758	121	81	960
Segment Allocated G&A Expense	(339)	339	-	-	(386)	386	-	-
Net General & Administrative Expense	658	518	90	1,266	372	507	81	960

Operating Income (Loss)	442	1,263	(90)	1,615	(60)	893	(81)	752
Operating Income (Loss) %	9.5%	27.1%	-	17.8%	(2.0)%	20.4%	-	10.5%

Interest Expense	-	-	17	17	-	-	22	22

Net Income (Loss) before taxes	$442	1,263	(107)	1,598	$(60)	$893	$(103)	$730
Net Income (Loss) %	9.5%	27.1%	-	17.6%	(2.0)%	20.4%	-	10.2%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Nine months ended
	June 30, 2024				July 2, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$12,344	12,208	-	24,552	$7,742	$9,840	$-	$17,582
Intersegment Revenues	-	700	(700)	-	-	511	(511)	-
Total Segment Revenue	12,344	12,908	(700)	24,552	7,742	10,351	(511)	17,582

Total Cost of Sales	9,763	8,367	(700)	17,430	6,830	7,280	(511)	13,599

Gross Profit	2,581	4,541	-	7,122	912	3,071	-	3,983
Gross Margin %	20.9%	35.2%	-	29.0%	11.8%	29.7%	-	22.7%

General and Administrative Expense	2,750	489	360	3,599	2,417	346	134	2,897
Segment Allocated G&A Expense	(1,019)	1,019	-	-	(978)	978	-	-
Net General & Administrative Expense	1,731	1,508	360	3,599	1,439	1,324	134	2,897

Operating Income (Loss)	850	3,033	(360)	3,523	(527)	1,747	(134)	1,086
Operating Income (Loss) %	6.9%	23.5%	-	14.3%	(6.8)%	16.9%	-	6.2%

Interest Expense	-	-	32	32	-	-	31	31

Income (Loss) before taxes	$850	3,033	(392)	3,491	$(527)	$1,747	$(165)	$1,055
Income (loss) before taxes %	6.9%	23.5%	-	14.2%	(6.8)%	16.9%	-	6.0%

For the three months ended June 30, 2024, our total revenues increased by $1.9 million, or 26.3%, compared to the prior year period. For the nine months ended June 30, 2024, our total revenues increased by $7.0 million, or 39.6%, compared to the prior year period. The increase in revenue for the three and nine-month periods was driven by increased customer demand for military products across both operating segments partially offset by lower customer demand in commercial optical assemblies.

Consolidated gross profit for the three months ended June 30, 2024 increased by $1.2 million, or 68.3%, compared to the prior year period. Consolidated gross profit for the nine months ended June 30, 2024 increased by $3.1 million, or 78.8%, compared to the prior year period. The increase in the most recent three and nine-month period’s gross margin was primarily attributable to higher revenue spread across a fixed manufacturing cost base combined with changes in product mix and improved pricing and operating performance in both operating segments.

Our operating income for the three months ended June 30, 2024 increased by $0.9 million, or 114.8%, compared to the prior year period. Our operating income for the nine months ended June 30, 2024 increased by $2.4 million, or 224.4%, compared to the prior year period. The increase in operating income for the three and nine-month periods was primarily driven by higher revenue and increased gross margin in both operating segments.

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

During the nine months ended June 30, 2024, the Company booked $28.3 million in new orders, representing a 7.6% increase over the prior year period. The orders for the most recently completed nine months consist of $18.5 million for our Optex Richardson segment and $9.8 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the nine months ending June 30, 2024 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Nine months ended June 30, 2024	Nine months ended July 2, 2023	Variance	% Chg
Periscopes	$15.9	$11.6	$4.3	37.1%
Sighting Systems	0.3	4.0	(3.7)	(92.5)%
Howitzer	-	-	-	-%
Other	2.3	3.0	(0.7)	(23.3)%
Optex Systems – Richardson	18.5	18.6	(0.1)	(0.5)%
Optical Assemblies	1.8	1.2	0.6	50.0%
Laser Filters	6.5	5.5	1.0	18.2%
Day Windows	0.1	0.1	-	-%
Other	1.4	0.9	0.5	55.6%
Applied Optics Center – Dallas	9.8	7.7	2.1	27.3%
Total Customer Orders	$28.3	$26.3	$2.0	7.6%

During the current year nine-month period ended June 30, 2024, orders in the Company’s Optex Richardson segment decreased by ($0.1) million, or (0.5%) as compared to the prior year period. The primary reason for the decrease relates to a prior year award for $3.4 million in sighting systems to repair and refurbish night vision equipment for the Government of Israel. We began shipments against the contract in December 2023. The decrease in orders for sighting systems and other products was offset by a significant increase in periscope orders in the current year nine-month period. The Applied Optics Center orders increased $2.1 million, or 27.3% as we continue to see increases in orders for laser filter units for several prime government contractors, in addition to an increase in customer orders for commercial optical assemblies and other products driven by our new program of Infrared (IR) Signature Reduction Coatings used on aircraft.

Backlog as of June 30, 2024 was $45.6 million. This compares to a backlog of $41.8 million as of October 1, 2023, representing an increase of $3.8 million, or 9.1%, and a backlog of $41.6 million as of July 2, 2023, representing an increase of $4.0 million, or 9.6%. The following table depicts the current expected delivery by period of all contracts awarded as of June 30, 2024 in millions of dollars:

Product Line	Q4-2024 Delivery	2025+ Delivery	Total Backlog 6/30/24	Total Backlog 7/2/23	Variance	% Chg
Periscopes	$3.7	$19.3	$23.0	$13.1	$9.9	75.6%
Sighting Systems	0.5	3.5	4.0	5.2	(1.2)	(23.1)%
Howitzer	-	2.3	2.3	2.3	-	-%
Other	0.8	2.6	3.4	5.5	(2.1)	(38.2)%
Optex Richardson	5.0	27.7	32.7	26.1	6.6	25.3%
Optical Assemblies	0.6	0.7	1.3	3.3	(2.0)	(60.6)%
Laser Filters	2.4	6.8	9.2	9.8	(0.6)	(6.1)%
Day Windows	0.2	1.1	1.3	1.8	(0.5)	(27.8)%
Other	0.3	0.8	1.1	0.6	0.5	83.3%
Applied Optics Center - Dallas	3.5	9.4	12.9	15.5	(2.6)	(16.8)%
Total Backlog	$8.5	$37.1	$45.6	$41.6	$4.0	9.6%

Optex Richardson backlog as of June 30, 2024, was $32.7 million as compared to a backlog of $26.1 million as of July 2, 2023, representing an increase of $6.6 million or 25.3%.

Applied Optics Center backlog as of June 30, 2024, was $12.9 million as compared to a backlog of $15.5 million as of July 2, 2023, representing a decrease of ($2.6) million or (16.8%). Subsequent to the end of the quarter, on July 8, 2024, the Company announced a $2.5 million order for laser filter units to be delivered from August 2024 through July 2025.

Please refer to “Material Trends” above and “Liquidity and Capital Resources” below for more information on recent developments and trends with respect to our orders and backlog, which information is incorporated herein by reference.

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended July 2, 2023

Revenue. For the three months ended June 30 2024, revenue increased by $1.9 million or 26.3% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	June 30, 2024	July 2, 2023	Variance	% Chg
Periscopes	$3,171	$2,623	$548	20.9%
Sighting Systems	432	137	295	215.3%
Howitzers	-	-	-	-
Other	1,072	309	763	246.9%
Optex Richardson	4,675	3,069	1,606	52.3%
Optical Assemblies	963	1,452	(489)	(33.7)%
Laser Filters	2,941	2,286	655	28.7%
Day Windows	109	120	(11)	(9.2)%
Other	372	245	127	51.8%
Applied Optics Center - Dallas	4,385	4,103	282	6.9%
Total Revenue	$9,060	$7,172	$1,888	26.3%

Optex Richardson revenue increased by $1.6 million or 52.3% for the three months ended June 30, 2024 as compared to the prior year period on higher customer demand for periscopes, sighting systems and other products including collimators, cell assemblies, and spare parts.

Applied Optics Center revenue increased by $0.3 million or 6.9% for the three months ended June 30, 2024 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand for laser filters and other products driven by our new program of Infrared (IR) Signature Reduction Coatings used on aircraft partially offset by lower customer demand for commercial optical assemblies.

Gross Margin. The gross margin during the three-month period ended June 30, 2024 was 31.8% of revenue as compared to a gross margin of 23.9% of revenue for the prior year period. The increase in gross profit is primarily attributable to higher revenue, changes in product mix, and increased absorption of fixed overhead across a higher revenue mix. Cost of sales increased to $6.2 million for the current period as compared to the prior year period of $5.5 million on higher revenue.

G&A Expenses. During the three months ended June 30, 2024 and July 2, 2023, we recorded operating expenses of $1.3 million and $1.0 million, respectively. Operating expenses increased by 31.9% between the respective periods primarily due to increased spending on royalties, selling expenses, investor relations, IT support services and legal expenses.

Operating Income. During the three months ended June 30, 2024, we recorded operating income of $1.6 million, as compared to operating income of $0.8 million during the three months ended July 2, 2023. The $0.8 million increase in operating income for the current year period from the prior year period is primarily due to increased revenue and gross margin, partially offset by higher general and administrative spending.

Nine months Ended June 30, 2024 Compared to the Nine months Ended July 2, 2023

Revenue. For the nine months ended June 30, 2024, revenues increased by $7.0 million or 39.6% compared to the prior year period as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	June 30, 2024	July 2, 2023	Variance	% Chg
Periscopes	$7,842	$6,085	$1,757	28.9%
Sighting Systems	1,003	464	539	116.2%
Howitzers	-	-	-	-
Other	3,499	1,193	2,306	193.3%
Optex Systems - Richardson	12,344	7,742	4,602	59.4%
Optical Assemblies	3,252	4,438	(1,186)	(26.7)%
Laser Filters	7,208	4,404	2,804	63.7%
Day Windows	460	350	110	31.4%
Other	1,288	648	640	98.8%
Applied Optics Center - Dallas	12,208	9,840	2,368	24.1%
Total Revenue	$24,552	$17,582	$6,970	39.6%

Optex Richardson revenue increased by $4.6 million or 59.4% for the nine months ended June 30, 2024 as compared to the prior year period on higher customer demand for periscopes, sighting systems and other products including collimators, cell assemblies, and spare parts.

Applied Optics Center revenue increased by $2.4 million or 24.1% for the nine months ended June 30, 2024 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand for laser filters and other products driven by our new program of Infrared (IR) Signature Reduction Coatings used on aircraft partially offset by lower customer demand for commercial optical assemblies.

Gross Margin. The gross margin during the nine-month period ended June 30, 2024 was 29.0% as compared to a gross margin of 22.7% for the prior year period. The increase in gross profit is primarily attributable to higher revenue, changes in product mix, and increased absorption of fixed overhead across a higher revenue mix. Cost of sales increased to $17.4 million for the nine months ended June 30, 2024 as compared to the prior year period of $13.6 million on higher revenue.

G&A Expenses. During the nine months ended June 30, 2024 and July 2, 2023, we recorded operating expenses of $3.6 million and $2.9 million, respectively. Operating expenses increased by 24.2% between the respective periods primarily due to increased spending on labor, stock compensation, royalties, selling expenses, investor relations and IT support services.

Operating Income. During the nine months ended June 30, 2024, we recorded operating income of $3.5 million, as compared to an operating income of $1.1 million during the nine months ended July 2, 2023. The $2.4 million increase in operating income is primarily due to increased revenue and gross margin, partially offset by higher general and administrative spending.

Liquidity and Capital Resources

As of June 30, 2024, the Company had working capital of $14.2 million, as compared to $13.5 million as of October 1, 2023.

During the nine months ended June 30, 2024, we generated operating cash of $1.0 million, and spent $1.5 million on acquisitions of equipment and intangible assets. During the period, our inventory increased $3.0 million in support of new program awards, higher backlog and increasing revenues anticipated over the next twelve months.

The Company has capital commitments of $0.4 million for the purchase of property and equipment consisting of a significant coating chamber upgrade, an Opotek tunable laser system and a laser engraving machine.

Backlog as of June 30, 2024 was $45.6 million as compared to backlog of $41.6 million as of July 2, 2023 and $41.8 million as of October 1, 2023, representing an increase of 9.6% and 9.1%, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At June 30, 2024, the Company had $0.5 million in cash and an outstanding payable balance of $1.0 million against its line of credit. At June 30, 2024, our outstanding accounts receivable balance was $3.3 million. We expect the accounts to be collected during the fourth quarter of fiscal 2024.

We refer to the disclosure under “Material Trends” with respect to recent supply chain disruptions and material shortages, which disclosure is incorporated herein by reference.

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

The acquisition included transaction costs of $30 thousand for legal fees. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of June 30, 2024, it was determined that the earnout revenue milestone was unlikely to be achieved during the earnout period and the fair value of the contingent liability was zero. The asset will be amortized on a straight-line basis over a seven-year period.

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

We refer to “Note 4 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated CAM payments under such leases as of June 30, 2024, which disclosure is incorporated herein by reference.

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

On March 22, 2023, we entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 8.07% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of June 30, 2024, there was $1.0 million borrowed under the Credit Facility. As of June 30, 2024, the Company is in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of June 30, 2024, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the nine months ended June 30, 2024, there were no stock repurchases against the plan.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of June 30, 2024, the Company had accrued warranty costs of $36 thousand, as compared to $75 thousand as of October 1, 2023. The primary reason for the $39 thousand decrease in reserve balances relates to lower sales of commercial optical assemblies in combination with improved warranty return trends during the nine-month period.

As of June 30, 2024 and October 1, 2023, we had $101 thousand, and $243 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to COVID-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. One of these long-term contracts has an option year ordering period ending in February 2025 with deliveries that may extend into February 2026. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three and nine months ended June 30, 2024, the Company recognized a gain on changes in estimates for the contract loss reserves of $16 thousand and $45 thousand and applied reserves of $34 thousand $97 thousand to cost of sales against revenues booked during the periods, respectively. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts.

As of June 30, 2024 and October 1, 2023, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.7 million, respectively, for a net deferred tax asset of $0.8 million and $0.9 million, respectively. During the nine months ended June 30, 2024, our deferred tax assets decreased by $0.1 million related to temporary tax adjustments. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Form 10-K filed for the year ended October 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended June 30, 2024.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 13, 2024	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 13, 2024	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

