Form 10-K
period 2024-09-29
Optex Systems Holdings Inc
filed 2024-12-19
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2024

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

The aggregate market value of the 4,732,068 shares of voting stock held by non-affiliates of the registrant based on the Nasdaq closing price on March 31, 2024 was $30,995,045.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 19, 2024
Common Stock	6,896,738

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The registrant expects to file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of September 29, 2024.

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

PART I

Item 1. Business

Current Lines of Business

We manufacture optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications, commercial markets, and consumer markets with the recent acquisition of the Speedtracker Mach product line. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

We continue to field new product opportunities from both domestic and international customers. We believe that given continuing unrest in multiple global “hot spots”, the need for precision optics continues to increase. Most of these requirements are for observation and situational awareness applications; however, we continue to see requests for higher magnification and custom reticles in various product modifications. The basic need to protect the soldier while providing information about the mission environment continues to be the primary driver for these requirements.

Recent Events

January 2024 Asset Acquisition

On January 18, 2024, we entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. The Company acquired the assets using $1 million cash on hand, with potential additional future cash payments based on successful completion of defined milestones. After the acquisition, the Company determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units under the original contract manufacturing agreement. RUB will continue to provide the Company with purchased kit parts for the manufacture of the Speedtracker Mach products.

The acquisition included transaction costs of $30 thousand for legal fees and a contingent liability for payment against an earnout based on meeting certain revenue milestones. As of September 29, 2024, the fair value of the contingent liability was zero. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of September 29, 2024, the Company determined the likelihood of achieving the revenue milestone during the earnout period was highly unlikely. The intangible asset will be amortized on a straight-line basis over a seven-year period.

Recent Orders

●

On December 11, 2024, the Company announced it had been awarded a three-year, Indefinite Delivery Indefinite Quantity (IDIQ) contract for Optically Improved Periscopes from DLA Land and Marine with a maximum potential value of $6.5 million and two additional option years. Production will be completed at our Optex Division of Optex Systems, Inc. in Richardson.

●	On December 10, 2024, the Company announced it had been awarded a new contract for Laser Filter Units and Window Assemblies supporting Night Vision devices utilized by the U.S. Armed Forces. The order value is $2.0 million with deliveries covering March 2025 through February 2026. Production will be completed at the Applied Optics Center Division of Optex Systems, Inc.

●	On September 23, 2024, the Company announced it had been awarded contracts from two domestic customers for laser protected periscopes in support of ongoing armored vehicle production. The total value is $2.1 million with expected deliveries covering May 2025 through April 2026. Production will be completed at our Optex Division of Optex Systems, Inc. in Richardson.

●	On July 8, 2024, the Company announced an award for a new contract for laser filter units supporting the XM-157 NGWS Scope. The order value is $2.5 million with deliveries covering August 2024 through July 2025. The products for this contract will be manufactured at the Applied Optics Center Division of Optex Systems, Inc.

●	On May 6, 2024, the Company announced it had been awarded a new contract from a U.S. government prime contractor, for laser protected periscopes in support of the Armored Multi-Purpose Vehicle (AMPV). The order value is $3.8 million with deliveries covering November 2024 through March 2026. Production will be completed at our Optex Division of Optex Systems, Inc. in Richardson.

●	On May 1, 2024, the Company announced a new contract from a U.S. government prime contractor, in support of a Night Vision Goggle Binocular program. The order value is $1.5 million with deliveries covering most of fiscal 2025. The products for this contract will be manufactured at the Applied Optics Center Division of Optex Systems, Inc.

●	On April 16, 2024, the Company announced it had received an initial purchase order of $0.2 million for Laser Filter Assemblies supporting the new U.S. Military IVAS Program. The products for this contract will be manufactured at the Applied Optics Center Division of Optex Systems, Inc. with deliveries from April through October of 2024.

●	On February 5, 2024, the Company announced a new five-year Indefinite Delivery Indefinite Quantity (IDIQ) contract from the United States Defense Logistics Agency Land and Maritime for Sighting Systems for laser protected periscopes and vision blocks. The maximum value for the five-year IDIQ is estimated at $2.8 million. The award includes three base year, and two option years and will be completed at our Optex Division of Optex Systems, Inc. in Richardson.

●	On November 14, 2023, the Company announced the award of a new contract from a U.S. Government Prime Contractor for Sighting Systems for $2.9 million. The Sighting Systems are critical in protecting armored vehicles fielded by the U.S. Military. These units will be manufactured at our Optex Division of Optex Systems, Inc. in Richardson.

●	On November 13, 2023, the Company announced it was awarded a new laser filter unit contract from a U.S. Government Prime Contractor, in support of a visible sighting system. The order value is $1.3 million and the products for this contract will be manufactured at the Applied Optics Center Division of Optex Systems, Inc.

●

On October 18, 2023, the Company announced it was awarded a new laser filter unit contract from a U.S. Government Prime Contractor, in support of a visible sighting system. The order value is $1.1 million and the products for this contract will be manufactured at the Applied Optics Center Division of Optex Systems, Inc.

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

In addition, the Company offers military specification (“mil-spec”) quality High Efficiency Anti-Reflective Coatings for Infrared applications in both the military and commercial markets. These coatings are manufactured at the Applied Optics Center (“AOC”) Division of the Company in Dallas, Texas.

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

Specific product categories by product line include:

Product Line	Product Category
Periscopes	Laser & Non-Laser Protected Plastic & Glass Periscopes, Electronic M17 Day/Thermal Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (“DDAN”), M36 Thermal Periscope, Unity Mirrors, Optical Weapon System Support and Maintenance (“OWSS”), Commander Weapon Station Sight (“CWSS”), Sight Assembly Refurbishment (“GOI MOD/Aquila”)

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device, XM10 Aiming Circle

Other	Muzzle Reference Systems (“MRS”), Binoculars, Collimators, Speedtracker, Optical Lenses & Elements, Windows

Applied Optics Center	Laser Interference Filter (“LIF”), Optical Assemblies, Laser Filter Units (“LFU”), Reticles, Day Windows, Binoculars, Specialty Thin Film Coatings.

Contracts

Some of our contracts may allow for government contract financing in the form of contract progress payments pursuant to Federal Acquisition Regulation (“FAR”) 52.232-16, “Progress Payments”. Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries.

Our government contracts allow for FAR 52.243-1 which entitles the contractor to an “equitable adjustment” for contract or statement of work changes affecting cost or time of performance. In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort. This modification may come from an overt change in U.S. Government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. Government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete.

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding for a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of December 10, 2024, approximately 7% of our material requirements are single-sourced across 10 suppliers representing approximately 15% of our active supplier order values. Single-sourced component requirements span across all of our major product lines. Of these single-sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs. See “Item 1.A. Risk Factors – Risks Relating to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of certain supplier risks we face, which description is incorporated herein by reference.

Approximately 96% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected. However, these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

In some cases, contract awards may be issued that are subject to renegotiation at a date (up to 180 days) subsequent to the initial award date. Generally, these subsequent negotiations have had an immaterial impact (0% to 5%) on the contract price of the affected contracts. Currently, none of our awarded contracts are subject to renegotiation.

We are subject to, and must comply with, various laws and governmental regulations that impact, among other things, our revenue, operating costs, profit margins and the internal organization and operation of our business. The material laws and regulations affecting our U.S. government business are summarized in the table below.

Law/Regulation	Summary

Federal Acquisition Regulation (FAR)	The principal set of rules is the Federal Acquisition Regulation System. This system consists of sets of regulations issued by agencies of the federal government of the United States to govern what is called the “acquisition process,” which is the process through which the government acquires goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. This system regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that those activities involve government solicitations and contracts by reference.

International Traffic in Arms Regulations (ITAR)	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act (TINA)	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $2 million for contracts entered into after June 30, 2018. The law requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete. A contracting officer may still request cost or price data, if necessary, without certification, to determine whether the proposed cost or price is fair and reasonable for contracts which are below the threshold.

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

We are also subject to laws, regulations and executive orders restricting the use and dissemination of information deemed classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation (ITAR). In order to import or export items listed on the United States Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office. The registration is valid for one year, and the registration fees are established based on the number of license applications submitted the previous year. We currently have an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately. License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user. The approval process for the license can vary from several weeks to six months or more. The licenses we currently use are the Department of State licenses: DSP-5 (permanent export), DSP-6 (license revisions) and DSP-73 (temporary export) and Department of Commerce: BIS-711 (export).

The above licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of November 15, 2024):

	Fiscal Year	Number of	Total Contract Value of
Active ITAR Licenses	of Expiration	Licenses	Licenses

DSP-5
Issued 2021	2025	3	$232,630
Issued 2022	2026	4	321,722
Issued 2023 (none issued)	N/A	—	—
Issues 2024	2028	3	125,577
Total DSP-5 Licenses		10	$679,929

DSP-6 (no active licenses)	N/A	—	$—

DSP-73 (no active licenses)	N/A	—	—

BIS-711
Issued 2020 (expires December 31, 2024)	2024	2	15,016
Issued 2021	2025	4	323,911
Issued 2022	2026	1	9,372
Issued 2023	2027	10	1,359,344
Issued 2024	2028	7	1,270,327
Total BIS-711 Licenses		24	$2,977,970

Total All Licenses		34	$3,657,899

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

The terms of our significant contracts with a total award value of more than $1.0 million as of December 9, 2024, are as follows:

					($ in millions)
Location	Customer	Contract/PO	Product	Type	Award	Backlog	Delivery Period

OPX	U.S. Prime Contractor(1)	PO 35515590	Sighting Systems	FFPQ	$4.6	$1.3	Dec 2024 - Mar 2027

OPX	DLA Land and Maritime(2)	SPE7LX19D0089	Periscopes	IDIQ	1.7	0.7	Dec 2024 - Nov 2025

OPX	U.S. Prime Contractor(3)	PO 63659	XM10 Aiming Circles	FFPQ	2.3	2.3	Estimated 2026

OPX	DLA Land and Maritime(4)	SPE7LX21D0057	Periscopes	IDIQ	7.4	2.5	Dec 2024 - Jun 2025

OPX	Government of Israel MOD(5)	PO 40385578	Refurbish Night Vision Equipment	FFPQ	3.1	2.3	2025 - 2026

OPX	DLA Land and Maritime(6)	SPE7LX23D0092	Periscopes	IDIQ	2.0	1.1	Dec 2024 - Oct 2025

OPX	U.S. Prime Contractor(7)	PO 40431189	Periscopes	FFPQ	1.9	1.3	Dec 2024 - Nov 2025

OPX	U.S. Prime Contractor(8)	PO 40431702	Collimators	FFPQ	1.3	1.3	Jul 2025 - Mar 2027

OPX	U.S. Prime Contractor(9)	PO 363920	Periscopes	FFPQ	3.7	3.6	Dec 2024 - Mar 2026

OPX	U.S. Prime Contractor(10)	PO 1402471	Periscopes	FFPQ	1.2	1.2	Mar 2025

AOC	U.S. Prime Contractor(11)	PO 40385578	Day Windows	IDIQ	2.9	1.0	Dec 2024 - Nov 2025

AOC	DLA Land at Aberdeen(12)	SPRBL123D0001	Light Interference Filters	IDIQ	4.2	2.2	Dec 2024 - Dec 2025

AOC	U.S. Prime Contractor(13)	PO 4500045346	Laser Filter Units	FFPQ	1.1	0.5	Dec 2024 - June 2025

AOC	U.S. Prime Contractor(14)	PO 921424	Light Interference Filters	FFPQ	1.1	1.1	Dec 2024 - Sept 2025

AOC	U.S. Prime Contractor(15)	PO 244	Laser Filter Units	FFPQ	2.5	1.7	Dec 2024 - Jul 2025

(1)	The original three-year subcontract was awarded on September 11, 2017 to provide LAV 6.0 optimized weapon system support for Optex’s Commander Sighting System. The contract includes option years to extend the period of performance through 2035 if awarded. The current contract option extends the in-service support through March 2027 for their existing fleet of Light Armored Vehicles.

(2)	Prime contract awarded March 4, 2019. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years. On February 27, 2023, the customer exercised the second of two option years extending the ordering period of the contract through March 3, 2024.

(3)	Subcontract purchase order by a U.S. prime contractor in support of government contract W15QKN-16-D-0055 for Aiming Circle optical subassemblies. The purchase order was awarded on July 30, 2020 for $2 million and amended to $2.3 million on September 14, 2020 and includes non-recurring engineering, first article testing and production deliveries. Contract has been delayed pending receipt of customer furnished material and is pending changes to the contract delivery schedule.

(4)	Prime contract awarded on January 6, 2021. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes valued up to $14.4 million. On October 7, 2024, option two was exercised by DLA, extending the ordering period from January 6, 2025 through January 5, 2026.

(5)	Foreign Military Sales purchase orders awarded October 27, 2022 to repair and refurbish night vision equipment for the Government of Israel which includes an option for an additional quantity up to 100%. Deliveries began December 2023 and are expected to continue through 2026 pending receipt of customer units for refurbishment.

(6)	Prime contract awarded on June 27, 2023. This is a long-term, Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of a base period of three (3) years plus two (2) firm fixed priced option years for a potential total of (5) five years for periscopes. The award has a maximum order value of $2.1 million.

(7)	Subcontract purchase order awarded on November 10, 2023 by a U.S. prime contractor in support of U.S. government contracts.

(8)	Subcontract purchase order awarded on November 6, 2023 by a U.S. prime contractor in support of U.S. government contracts.

(9)	Subcontract purchase order awarded on April 24, 2024 by a U.S. prime contractor in support of U.S. government contracts.

(10)	Subcontract purchase order awarded on September 20, 2024 by a U.S. prime contractor in support of U.S. government contracts.

(11)	Subcontract purchase order originally awarded August 29, 2021 with multiple revisions and additions through November 15, 2024.

(12)	Prime contract awarded on November 2, 2022 for spare Light Interference Filters associated with various Night Vision Goggle systems. This is a five-year Indefinite Delivery Indefinite Quantity (IDIQ) Contract with firm fixed pricing for the duration of the contract. The award has a maximum order value of $7.5 million.

(13)	Subcontract purchase order awarded on October 16, 2023 by a U.S. prime contractor in support of U.S. government contracts.

(14)	Subcontract purchase order awarded on April 30, 2024 by a U.S. prime contractor in support of U.S. government contracts.

(15)	Subcontract purchase order awarded on July 8, 2024 by a U.S. prime contractor in support of U.S. government contracts.

Market Opportunity — U.S. Military

During the twelve months ended September 29, 2024, approximately 84% of our business was in support of U.S. military products. The chart below was derived from public government spending sources and depicts total U.S. military spending from 2020 through 2023 and estimated spending through 2029. The purpose of including this chart is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. However, the Company cannot provide any assurances that the historical trend data is predictive of future spending.

For fiscal year 2025, the Government Publishing Office (GPO) projects total military spending at $878.5 billion, an overall increase of 2.2% over estimated 2024 spending. The chart below also depicts the GPO’s projection of increased spending through 2029 of 6.4% from the 2025 plan level, reflecting an average increase of 1.6% per year for years 2026 through 2029. For military procurement spending, a subset of total military spending, the GPO projects an overall increase of $18.6 billion, or 12.6%, in fiscal year 2025 as compared to the estimated spending in fiscal year 2024.

The National Defense Authorization Act (“NDAA”) for Fiscal Year 2025 current request of $895 billion has not yet been enacted by Congress in 2024. The 2025 fiscal year request represents an increase of $11.3 billion, or 1.3% over the prior year NDAA of $883.7 billion. The chart below depicts the original estimated funding levels from the U.S. Department of Defense based on the Fiscal Year 2025 budget request.

Source: Government Publishing Office, U.S. Budget Historical Tables, FY 2025, Table 3.2 Outlays by function and sub function, 1962-2029.

The table below depicts the U.S. Department of Defense (“DoD”) budget request for fiscal year 2025 for major ground system programs. The last five years have experienced a significant reduction in spending for U.S ground system military programs, and more specifically on the Abrams Tank Modifications/Upgrades, which has a direct impact on the Optex Systems Richardson segment revenue. The total fiscal year 2025 budget request for major ground system programs decreased by 4.7% from the fiscal year 2024 levels and by 27.2% from the fiscal year 2023 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Systems, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

($ in Millions)	FY2021	FY2022	FY2023	FY2024	FY2025
Joint Light Tactical Vehicle	$1,408.3	$1,046.6	$1,429.7	$1,191.8	$1,179.5
ARMY
Abrams Tank Modification/Upgrade	1,404.2	1,264.3	1,297.7	896.5	1,020.2
Armored Multi-Purpose Vehicle	132.1	984.6	1,237.0	567.1	527.7
Paladin Integrated Management	681.4	662.9	1,026.8	511.6	460.2
Family of Medium Tactical Vehicles	211.2	144.4	233.9	142.9	153.5
Family Of Heavy Tactical Vehicles	28.8	214.0	326.3	110.6	148.9
Next Generation Squad Weapon	125.3	127.6	199.6	328.1	389.4
XM30 Combat Vehicle	-	194.9	519.1	996.7	504.8
M10 Booker (Mobile Protected Firepower)	-	-	410.5	496.8	508.7
Stryker	1,186.3	1,112.7	1,275.0	639.1	469.4
USMC
Amphibious Combat Vehicle	478.1	591.9	605.4	660.8	870.5
Total Ground Systems Vehicles (millions)	$5,655.7	$6,343.9	$8,561.0	$6,542.0	$6,232.8

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2025 Budget Request”, March 2024 and “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2024 Budget Request”, April 2023 and “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2023 Budget Request”, May 2022.

The 2025 Department of Defense Budget indicates an overall decrease in ground system vehicle program spending in the fiscal year 2024 and 2025 appropriation budget years from fiscal year 2023. There is generally a six- to eighteen-month delay between U.S. defense budget requests and program delivery orders related to our products from government agencies and our prime defense customers. In addition, DoD budget requests are often changed throughout the congressional NDAA Budgeting and Budget appropriations process. The DoD budget requests exclude any foreign military sales as they are funded separately from the annual NDAA budgets. We are carefully watching the projected trends in both DoD military spending and FMS as defense allocation priorities change, as well as challenges which are presented from the global recession and changes in political climate to ascertain any potential impact to the Company’s future revenue.

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

We were successful with the Israeli Ministry of Defense (“IMOD”) in refurbishing a small quantity of their Night Vision Rifle Scopes. Given this success, in November 2022, the IMOD awarded us a $3.4 million follow on contract to continue this activity through 2026. We began deliveries against the contract during the first quarter of fiscal year 2024. If we successfully execute this contract, we would expect another contract award of similar size and duration.

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

●

Thin Film Coatings — The acquisition of the Applied Optics Center also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

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

●

Optex Outdoors – This launch brings military-grade optical technology directly to civilian marksmen and extreme long-range competitors, expanding Optex’s reach beyond its traditional military market. The Optex Outdoors webstore offers a curated selection of advanced optical products, including riflescope prisms, chronographs, and stabilized viewing products—designed specifically for the needs of elite shooters and outdoor enthusiasts. Each product is engineered and built in Richardson, Texas.

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (“DLA”) Land and Maritime, DLA Warren, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Elbit Systems, BAE, Sig Sauer, Enterprise Cabling and Vortex Optics), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and as a commercial optical assembly supplier (Nightforce Optics, Gables Engineering). During the twelve months ended September 29, 2024, we derived approximately 77% of our gross business revenue from six major customers: U.S. government agencies (20%), four U.S. defense contractors (25%, 7%, 6% and 6%) and one major commercial customer (13%). We have approximately 150 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Potential Entrants
Threat of New Entrants
Bargaining Power of Suppliers
Suppliers
Industry Competitors
Rivalry among existing firms
Bargaining Power of Buyers
Buyers
Threat of Substitute Products or Services
Substitutes

Potential Entrants — Low Risk to us. In order to enter this market, potential competitors must overcome several barriers to entry. The first hurdle is that an entrant would need to prove to the government agency in question the existence of a government approved accounting system for larger contracts. Second, the entrant would need to develop the processes required to produce the product. Third, the entrant would then need to produce the product and submit successful test requirements (many of which require lengthy government consultation for completion). Finally, in many cases, the customer has an immediate need and therefore cannot wait for this qualification cycle and therefore must issue the contracts to existing suppliers. Given the expense and time commitment of development and qualification testing, the barrier to entry is high for new competitors.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the same product. Three combat vehicles have a long history of service in the U.S. Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements and is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq and Australia. On average, there has been a new improvement package every seven years. The XM30 Mechanized Infantry Combat Vehicle, formerly known as the Optionally Manned Combat Vehicle, is the U.S. Army’s sixth attempt to replace the Bradley fighting vehicle. The latest Army “light tank” is the M10 Booker Combat Vehicle, formerly known as the Mobile Protected Firepower System, and is much smaller than the Abrams main battle tank. The Abrams, XM30, M10 Booker and Stryker vehicles are the only tanks currently in production by the government. Optex Systems provides periscopes and optical sighting systems in support of all four vehicle platforms. We expect that these tanks will continue to be used through approximately 2040.

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

The following matrix reflects the current focus of our four basic approaches for sales and development:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

	Existing Customers	New Customers

New Products	US Army Central Command - Binoculars GDLS - DDAN, OWSS	Israel - GOI MOD/Aquila U.S. Prime Contractor - XM10 Aiming Circle
	Commercial - Optical Lens Reticles	Commercial - Optical Lens, Spotting Scopes, Monocular Lens, Chronographs, Optical Wedges

Existing Products	US Army Central Command - Periscopes, Back Up Sights,	Commercial - Optical Lens, Spotting Scopes Monocular Lens
Binoculars, Vision Blocks,
	Laser Filter Units	U.S. Prime Contractor – Laser Filter Units
GDLS - Periscopes, Collimators
BAE - Periscopes
L3 - Laser Interface Filters
DLA - Optical Elements

Operations Plan

Our operations plan can be broken down into three distinct areas: material management, manufacturing space planning and efficiencies associated with economies of scale.

Materials Management

The largest portion of our costs is materials. Our continuous improvements to effectively manage material costs include the following activities:

-	Successful completion of annual surveillance audit for ISO 9001:2008 certificate, with no major nonconformance issues

-	Weekly cycle counts on inventory items

-	Weekly material review board meeting on non-moving piece parts

-	Kanban kitting on products with consistent ship weekly ship quantities

-	Daily cross functional floor meetings focused on delivery, yields and labor savings

-	Redesigned floor layout using tenant improvement funds

-	Daily review of yields and product velocity

-	Bill of material reviews prior to work order release
-	Supplier management and notification tools for on time delivery and quality tracking

Future continuous improvement opportunities include the full implementation and training of the shop floor control module within our ERP system. We have begun testing and implementation within selected process.

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

Our manufacturing process is driven by the use of six sigma techniques and process standardization. Our activities in this area have included the use of six sigma projects in several production areas which has led to improved output and customer approval on the aesthetics of the work environment. In addition, we use many tools including 5S programs, six sigma processes, and define, measure, analyze, improve, control (DMAIC) problem solving techniques, to identify bottlenecks within the process flow, reduce cost and improve product yields. Successful results can then be replicated across the production floor and drive operational improvements.

Economies of Scale

Plant efficiencies fluctuate as a function of program longevity, complexity and overall production volume. Our internal processes are primarily direct labor intensive and can be more easily adapted to meet fluctuations in customer demand; however, our material purchases, subcontracted operations and manufacturing support costs are extremely sensitive to changes in volume. As our volume increases, our support labor, material and scrap costs decline as a percentage of revenue as we are able to obtain better material pricing, and scrap, start up and support labor (fixed) costs and they are spread across a higher volume base. Conversely, as production volumes decline, our labor and material costs per unit of production generally increase. Additional factors that contribute to economies of scale relate to the longevity of the program. Long running, less complex programs (e.g., periscopes) do not experience as significant of an impact on labor costs as production volumes change, as the associated workforce is generally less specialized and can be ramped quickly as headcounts shift. Our more complex thin laser filter coatings, Howitzer and thermal day/night programs are more significantly impacted by volume changes as they require a highly specialized workforce and ramp time is longer as the training is more complex. We continually monitor customer demand over a rolling twelve-month window and in order to anticipate any changes in necessary manpower and material which allows us to capitalize on any benefits associated with increased volume and minimize any negative impact associated with potential declines in product quantities.

Sources and Availability of Raw Materials

Disclosure responsive to this item is incorporated herein by reference to “Risk Factors – Risks Related to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.”

Intellectual Property

Trade Secrets and Know-How

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

Patents

We possess three utility patents and three design patents. We have filed two new patent applications which are currently under review at the U.S. Patent and Trademark Office. These are for an Improved Next Shot Compensation System for Weapons (patent application number 18651580) and a Laser Filter Antenna (patent application number 18809740).

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

In December 2013, Optex Systems, Inc. was issued U.S. Patent No. 23,357,802 titled “Multiple Spectral Single Image Sighting System Using Single Objective Lens Set.” The technology platform, designed for our DDAN program, is applicable to all ground combat vehicles used by the US and foreign militaries. This invention presents a single image to both day and night sensors using precision optics, which in turn allows the user to individually observe day, night, or day and night simultaneously. In addition, it has proven to be especially useful in light transition points experienced at dusk and dawn. We are in production and currently delivering sighting systems with this advanced technology, a significant upgrade in the goal of supporting our customers as they modernize the worldwide inventory of aging armored vehicles. This technology is applicable to many sighting systems, and it has already been designed for implementation on the Light Armored Vehicles, the Armored Security Vehicle, the Amphibious Assault Vehicle, and the M60 Main Battle Tank. DDAN technology has advanced the capabilities of these installed weapon systems and is the first in a series of patents we have applied for to protect our Intellectual Property portfolio in support of the warfighters who use these systems.

Licenses

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

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time, we consider our primary competitors for the Optex Systems Richardson site to be Gus Periscopes. The Applied Optics Center thin film and laser coatings products compete primarily with Materion-Barr, Artemis and Alluxa.

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

Employees and Human Capital

We had 128 full time equivalent employees as of September 29, 2024, which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

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

Economic and political events in the past few years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, between January 2022 and July 2023, the U.S. Federal Reserve incrementally raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures linked to COVID-related supply chain disruptions. In addition, the threat of a larger war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other, potentially recessionary, effects on the global economy. Prolonged inflationary conditions and prolonged periods of high interest rates could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

Our historical operations depend on government contracts and subcontracts. We face risks related to contracting with the federal government, including federal budget issues and fixed price contracts.

Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by federal agencies and foreign governments. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal or foreign government budgets could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. In addition, our government contracts are primarily fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. Some of those contracts are for products that are new to our business and are thus subject to unanticipated impacts to manufacturing costs. Even if our estimates are reasonable at the time made, prices of materials are subject to unanticipated adverse fluctuation, and are affected by inflationary pressures. In the event our actual costs exceed the fixed costs determined under our product contracts, we will not be able to recover the excess costs which could have a material adverse effect on our business and results of operations. We examine these contracts on a regular basis and accrue for anticipated losses on these contracts, if necessary.

We have several multiyear IDIQ contracts at fixed prices which have open ordering periods and are currently at low profit rates or in a loss condition. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. As of September 29, 2024, there was $259 thousand in accrued loss provisions for loss contracts or cost overruns.

Approximately 96% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected. However these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We are currently unaware of any pending terminations on our existing contracts.

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

If we fail to scale our operations appropriately in response to changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.

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

Our ability to fulfill our backlog may be limited by our ability obtain material supplies and to devote sufficient financial and human capital resources. Disruptions in our supply chain and transportation delays, combined with inflationary pressures and tight labor market conditions could impede our ability to meet customer requirements. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

We do not have employment agreements with our key personnel, other than our Chief Executive Officer and Chief Financial Officer, and our management has minimal unencumbered equity ownership in us. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of either executive officer or any other key employee could have a material adverse effect on our business. We currently have only two employment agreements. We presently maintain “key man” insurance on the Chief Executive Officer. We believe that experienced personnel will continue to be required to implement our business plan. Competition for such personnel is intense, and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, due to our small size, we do not presently have depth of staffing in our executive, operational and financial management areas in order to have an effective succession plan should the need arise. Thus, in the event of the loss of one or more of our management employees, our results of operations could be vulnerable to challenges associated with recruiting additional key personnel.

Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.

We expect recent supply chain disruptions driven by Russia’s invasion of Ukraine and the related sanctions, combined with raw material shortages, labor shortages, and transportation delays, to continue for the foreseeable future. These conditions have strained our suppliers and extended supplier delivery lead times, affecting their ability to sustain operations. Further, a dockworker strike on the east coast which has been suspended until January 15, 2025, pending negotiations, could have a negative impact on our ability to obtain key manufacturing materials such as adhesives and epoxies should the strike ensue and continue for a sustained period of time beyond our safety stock levels. We have experienced market wide material shortages for paint and resin products as well as critical epoxies and chemicals used in our manufacturing process. In addition, we have seen substantial increases in the costs of aluminum, steel and acrylic commodities and experienced supplier schedule delays for other key components which were driven by supplier labor and material shortages. In several cases, spotty supply and material shortages have resulted in stocking higher inventory “safety stock” levels to ensure adequate lead time to replenish critical supplies.

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

Each contract has a specific quantity of material which needs to be purchased, assembled, and shipped. Prior to bidding on a contract, we contact potential sources of material and receive qualified quotations for this material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would seek to find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then generally be re-negotiated (e.g., specifications, delivery, price). As of September 29, 2024, approximately 7% of our material requirements were single-sourced across 10 suppliers representing approximately 15% of our active supplier order value. Single-sourced component requirements span across all of our major product lines.

We consider it a material financial or schedule risk if we believe it will take us at least three months to identify and qualify a suitable replacement for specialized single source suppliers. In the table below, we identify those specialized single source suppliers with respect to which we face such a material risk and the product lines supported by those materials utilized by us as of September 29, 2024.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Die-cast housings	All die cast tooling is consolidated at this supplier. It would take approximately six months to move tooling and re-qualify a new supplier.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Periscopes	Steel castings	Alternative supplier source would take six months to qualify.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Vision Blocks	Military Spec welded housings for vision blocks	Would take approximately 8-10 months to re-qualify a new supplier source.	Currently working with current vendor to keep supply of these parts

Vision Blocks	Large/Small/Customs Blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

MRS	Aluminum Castings for Housing	Would take approximately 8-12 months to re-qualify a new supplier source.	Currently, ordering for a single source, new casting tool and FAT will be required to qualify a new source

Big Eye	Sand castings for big eye binocular parts	Would take approximately 4-6 months to re-qualify a new supplier source	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Beamsplitter	Glass tight dimensions and Special Coating	Limited number of suppliers that can meet tight customer specifications without deviation	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	Spare Components	Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center LIF Assembly	Container Wrench and Retaining Ring	Mold tooling was manufactured by and used by one source. Tooling would not fit other potential supplier’s equipment. Finding another source would be very expensive and take approximately 1 year to transition	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center LIF Assembly	Rubber Seal	Mold tooling was manufactured by and used by one source. Tooling would not fit other potential supplier’s equipment. Finding another source would be very expensive and take approximately 1 year to transition	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center Assorted LFU Assemblies	Anti-Reflective Device	Only one approved government source of supply at this time	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

On July 13, 2021, we experienced a ransomware attack. While that attack did not have material adverse consequences, similar attacks, if not caught and effectively addressed in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s revenues for fiscal year ended September 29, 2024 were derived from sales to U.S. government agencies (20%), four major U.S. defense contractors (25%, 7%, 6% and 6%), one major commercial customer (13%) and all other customers (23%). Approximately 94% of total Company revenue is generated from domestic customers and 6% is derived from foreign customers. In particular, a decision by one of our major defense contract customers, U.S. government agencies or other major customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 77% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 150 discrete contracts with major defense contractors, the U.S. Government (primarily Defense Logistics Agencies (DLA)), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We possess only six patents and rely primarily on trade secrets to protect our intellectual property.

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

Since our common stock was listed on Nasdaq in March 2023, our stock price, as reported by Nasdaq, has ranged from a low of $2.87 to a high of $10.30. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

We are a “smaller reporting company” as defined under SEC regulations and we may, and do, take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our stockholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the increasing volume and sophistication of cyber threats and take our responsibility to protect the information and systems under our purview seriously. We consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our cybersecurity processes aim to provide a comprehensive approach to assess, identify, manage, mitigate, and respond to cybersecurity threats.

We maintain a cybersecurity risk program predicated on a risk-based approach. We use cost-effective controls that are commensurate with the risk and sensitivity of our specific information systems, control systems and enterprise data. Our cybersecurity program incorporates best practices and industry standards from multiple sources and is designed to comply with applicable regulations. The cybersecurity program includes, but is not limited to, the following elements: risk assessment, policies and procedures, training and awareness, auditing, log collection and analysis, threat hunting and intelligence surveillance, compliance monitoring and testing, and incident response.

Our internal professionals collaborate with external subject matter specialists, as necessary. All third parties engaged for such matters are subjected to scrutiny to ensure they satisfy our security standards. We periodically review our third-party engagements to ensure that the providers maintain the necessary levels of protection and competency, as well as to oversee and identify potential cybersecurity risks and/or threats from such engagements.

We describe how risks from cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition, as part of our risk factor disclosures at Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board is responsible for oversight of our cybersecurity risk, including the effectiveness of cybersecurity risk management policies and protocols, while our Facilities Security Officer (“FSO”), and IT Manager are responsible for assessing and managing cybersecurity risk. We use a third-party service which monitors the Company’s security threats twenty-four hours each day throughout the year. Any detected deviation from the expected operating parameters will initiate a communication to our IT Manager for investigation and remediation of the detected deviation in a timely manner.

Our IT Manager provides timely reports on cyber security incidents to the FSO, Danny Schoening, who also serves as the CEO and as Chairman of the board of directors. These reports may in turn be presented to the full board depending on the severity of the incident. In the event of a major incident, the Company’s Incident Response policy will be executed and the appropriate parties notified.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is listed on the Nasdaq Capital Market under the symbol “OPXS”.

On December 18, 2024, the closing price for our common stock was $8.91 per share.

Securities outstanding and holders of record

On December 18, 2024, there were approximately 87 shareholders of record for our common stock and 6,896,738 shares of our common stock issued and outstanding.

Dividends

We have in the past paid dividends but we have no plans to do so in the foreseeable future.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended September 29, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this Annual Report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 29, 2024, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 29, 2024, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

All references in the following section to 2023 or 2024 with respect to our financial position and results of operations are to our fiscal years ended October 1, 2023 or September 29, 2024, respectively.

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

We are both a prime and sub-prime contractor to the Department of Defense. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, ADS Inc. and others. We are also a military supplier to foreign governments such as Israel, Australia and the NATO Support and Procurement Agency and South American countries, and as a subcontractor for several large U.S. defense companies serving foreign governments.

By way of background, the Federal Acquisition Regulation (“FAR”) is the principal set of regulations that govern the acquisition process of government agencies and contracts with the U.S. government. In general, parts of the FAR are incorporated into government solicitations and contracts by reference as terms and conditions effecting contract awards and pricing solicitations.

Many of our contracts are prime or subcontracted directly with the Federal government and, as such, are subject to FAR Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2 “Termination for Convenience of the Government Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors. It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties. We are currently not aware of any material pending terminations for convenience or for default on our existing contracts.

In the event a termination for convenience were to occur, FAR clause 52.249-2 provides for full recovery of all contractual costs and profits reasonably occurred up to and as a result of the terminated contract. In the event a termination for default were to occur, we could be liable for any excess cost incurred by the government to acquire supplies from another supplier similar to those terminated from us. We would not be liable for any excess costs if the failure to perform the contract arises from causes beyond the control and without the fault or negligence of the Company as defined by FAR clause 52.249-8.

In addition, some of our contracts allow for government contract financing in the form of contract progress payments pursuant to FAR 52.232-16, “Progress Payments”. Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent our contracts allow for progress payments, we intend to utilize this benefit, thereby minimizing the working capital impact on Optex Systems Holdings for materials and labor required to complete the contracts.

Material Trends and Recent Developments

We have experienced substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the year ended September 29, 2024 and is expected to continue to have a negative effect on the margins generated under several of our long-term fixed contracts over the next two years. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.”

We have experienced significant material shortages during the fiscal year ended October 1, 2023 and the first half of fiscal year ended September 29, 2024 from several significant suppliers of our periscope covers and housings. These shortages affect several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first half of the fiscal year ended September 29, 2024, have negatively impacted our production levels and have pushed back expected delivery dates. We have obtained an alternative source for one of our key components and are expediting our other suppliers to support the increased production levels.

We have seen improvements in the local labor market since 2023 and increased our direct labor force and employee overtime in concert with improvements in our supplier delivery performance. Further, we have invested in additional machinery and equipment and other process improvements to increase production capacity and alleviate process bottlenecks. While we are encouraged by improvements in supplier performance and available manpower for the Optex Richardson segment periscope line which yielded increased revenue performance during fiscal year 2024, we have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

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

Results of Operations by Segment

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant (to which we refer below as the Optex Systems segment or Optex Systems), and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014 (to which we refer below as the Applied Optics Center segment or Applied Optics Center), are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended September 29, 2024 and October 1, 2023 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selective Financial Info

(Thousands)

	Twelve months ended
	September 29, 2024				October 1, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and eliminations)	Consolidated	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and eliminations)	Consolidated

Revenue from External Customers	$18,171	$15,824	$-	$33,995	$12,120	$13,539	$-	$25,659
Intersegment Revenues	-	1,042	(1,042)	-	-	893	(893)	-
Total Segment Revenue	18,171	16,866	(1,042)	33,995	12,120	14,432	(893)	25,659

Total Cost of Sales	14,401	11,107	(1,042)	24,466	9,729	10,204	(893)	19,040

Gross Profit	3,770	5,759	-	9,529	2,391	4,228	-	6,619
Gross Margin %	20.7%	34.1%	-	28.0%	19.7%	29.3%	-	25.8%

General and Administrative Expense	3,630	653	425	4,708	3,121	464	247	3,832
Segment Allocated G&A Expense	(1,486)	1,486	-	-	(1,338)	1,338	-	-
Net General & Administrative Expense	2,144	2,139	425	4,708	1,783	1,802	247	3,832

Operating Income (Loss)	1,626	3,620	(425)	4,821	608	2,426	(247)	2,787
Operating Income (Loss) %	8.9%	21.5%	-	14.2%	5.0%	16.8%	-	10.9%

Interest Expense	-	-	(47)	(47)	-	-	(55)	(55)

Income (Loss) before taxes	$1,626	3,620	(472)	4,774	$608	2,426	(302)	2,732
Income (loss) before taxes %	8.9%	21.5%	-	14.0%	5.0%	16.8%	-	10.6%

Our total external sales revenues increased by $8.3 million in the fiscal year 2024, or 32.5% compared to the 2023 fiscal year. The Optex Systems segment realized a $6.1 million, or 49.9% increase, and the Applied Optics Center segment realized an increase of $2.3 million, or 16.9%, in external revenue compared to the prior year period. Intersegment revenues were $1.0 million for 2024 and $0.9 million in 2023. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Systems in support of the Optex Systems periscope line.

Gross profit increased $2.9 million and the gross margin percentage increased by 2.2 points from 25.8% in the 2023 fiscal year to 28.0% in the 2024 fiscal year. Optex Systems gross profit increased by $1.4 million and the gross margin percentage increased to 20.7% as compared to 19.7% in the prior year period. Applied Optics Center gross profit increased by $1.5 million and the gross margin percentage increased to 34.1% as compared to 29.3% in the prior year period. The increase in each segment and consolidated gross profit is primarily attributable to higher revenue and increased absorption of fixed cost.

Consolidated general and administrative costs increased from $3.8 million for the twelve months ended October 1, 2023 to $4.7 million for the twelve months ended September 29, 2024. General and administrative costs increased $0.9 million due to increased royalties and selling expenses of $0.4 million, increased stock compensation expenses of $0.2 million, increased labor and fringe costs of $0.2 million and increased information technology costs of $0.1 million. During the fiscal years 2024 and 2023, Applied Optics Center absorbed $1.5 million and $1.3 million, respectively, of fixed general and administrative costs incurred by Optex Systems for support services. The increase in allocated general and administrative expenses during the 2024 year is directly attributable to increased general and administrative costs during the current year period as compared to the prior year. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Systems and shared across both operating segments.

Consolidated operating income increased by $2.0 million in the year ended September 29, 2024 to $4.8 million as compared to the prior year operating income of $2.8 million. The increase in operating income is primarily attributable to higher revenue and gross profit, partially offset by increases in general and administrative costs. The operating income increased across both segments as compared to the prior year on higher revenue and gross profit.

Income before taxes increased $2.0 million, to $4.8 million in the 2024 fiscal year from a prior year income before taxes of $2.7 million. The increase in income before taxes year over year is primarily due to higher revenue and gross profit, partially offset by increased general and administrative costs.

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

During the twelve months ended September 29, 2024, the Company booked $36.4 million in new orders, representing a 5.2% increase from the prior year period orders of $34.6 million. The orders for the most recently completed twelve months consist of $23.5 million for our Optex Richardson segment and $12.9 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the twelve months ending September 29, 2024 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Twelve months ended September 29, 2024	Twelve months ended October 1, 2023	Variance	% Chg
Periscopes	$19.9	$15.9	$4.0	25.2
Sighting Systems	0.4	4.0	(3.6)	(90.0)
Howitzer	-	-	-	-
Other	3.2	3.4	(0.2)	(5.9)
Optex Systems – Richardson	23.5	23.3	0.2	0.9
Optical Assemblies	1.8	1.9	(0.1)	(5.3)
Laser Filters	9.2	7.6	1.6	21.1
Day Windows	0.1	0.3	(0.2)	(66.7)
Other	1.8	1.5	0.3	20.0
Applied Optics Center – Dallas	12.9	11.3	1.6	14.2
Total Customer Orders	$36.4	$34.6	$1.8	5.2

During the year ended September 29, 2024, orders in the Company’s Optex Richardson segment increased by $0.2 million, or 0.9%, as compared to the prior year. The primary reason for the increase relates to a prior year award for $3.4 million in sighting systems to repair and refurbish night vision equipment for the Government of Israel. We began shipments against the contract in December 2023. The decrease in orders for sighting systems and other products was offset by a significant increase in periscope orders in the year ended September 29, 2024. The Applied Optics Center orders increased $1.6 million, or 14.2%, as we continue to see increases in orders for laser filter units for several prime government contractors, in addition to an increase in customer orders for other products driven by our new program of Infrared (IR) Signature Reduction Coatings used on aircraft.

The Optex Richardson segment currently has five open US Government IDIQ type military contracts for periscopes, collimators, and big eye assemblies with unspent funding which covers base year and option year requirement ordering periods into January 2029. During the year, approximately 20% of Optex Richardson’s segment orders, or $4.8 million, were awards against active IDIQ contracts. The Applied Optics Center has two open US Government IDIQ orders. During the year, approximately 22% of Applied Optics Center segment orders, or $2.8 million, were awards against active IDIQ contracts. We anticipate additional orders throughout the next five years for these ongoing contracts. In addition, the Company has several open bid requests for new multi-year IDIQ contracts pending with the U.S. Government and other prime contractors for additional periscopes, and unity mirrors that are expected to be awarded in the next three to six months.

Backlog as of September 29, 2024 was $44.2 million as compared to a backlog of $41.8 million as of October 1, 2023, representing an increase of 5.7%. The following table depicts the current expected delivery by quarter of all contracts awarded as of September 29, 2024, as well as the September 29, 2024 backlog as compared to the backlog on October 1, 2023.

(Millions)

Product Line	Q1 2025	Q2 2025	Q3 2025	Q4 2025	2025 Delivery	2026+ Delivery	Total Backlog 9/29/2024	Total Backlog 10/1/2023	Variance	% Chg
Periscopes	$3.6	$5.7	$5.6	$4.7	$19.6	$3.1	$22.7	$14.9	$7.8	52.3
Sighting Systems	0.4	0.4	0.3	0.4	1.5	2.3	3.8	4.7	(0.9)	(19.1)
Howitzer	-	-	-	-	-	2.3	2.3	2.3	-	-
Other	0.4	0.5	0.9	-	1.8	1.2	3.0	4.6	(1.6)	(34.8)
Optex Systems – Richardson	4.4	6.6	6.8	5.1	22.9	8.9	31.8	26.5	5.3	20.0
Optical Assemblies	0.5	0.2	-	-	0.7	-	0.7	2.8	(2.1)	(75.0)
Laser Filters	3.3	2.7	1.8	0.9	8.7	0.8	9.5	9.9	(0.4)	(4.0)
Day Windows	0.2	0.2	0.2	0.2	0.8	0.3	1.1	1.7	(0.6)	(35.3)
Other	0.4	0.2	0.2	0.3	1.1	-	1.1	0.9	0.2	22.2
Applied Optics Center – Dallas	4.4	3.3	2.2	1.4	11.3	1.1	12.4	15.3	(2.9)	(19.0)
Total Backlog	$8.8	$9.9	$9.0	$6.5	$34.2	$10.0	$44.2	$41.8	$2.4	5.7

Optex Systems - Richardson

During the twelve months ended September 29, 2024, backlog for our Optex Richardson segment increased by 20.0%, or $5.3 million to $31.8 million, as compared to the prior year ending backlog of $26.5 million.

Backlog for our periscope product line has increased 52.3% or $7.8 million to $22.7 million, from our 2023 fiscal year end level of $14.9 million, primarily on increased orders above our delivery capacity during the 2024 year. With the majority of material shortages behind us, we have substantially increased the headcount and overtime hours in addition to the purchase of machinery and equipment to eliminate process bottlenecks and increase periscope throughput up to 60-75% over the next year in line with our customer demands. We are anticipating an increase of approximately 60% in periscope revenue in fiscal year 2025 as compared to 2024.

Sighting Systems product line backlog decreased 19.1%, or $0.9 million, to $3.8 million, from our 2023 fiscal year end level of $4.7 million. The decreased backlog is primarily driven by deliveries of $0.7 million against our 2023 order for sighting systems to repair and refurbish night vision equipment for the Government of Israel combined with revenues of $0.2 million recognized against our long term OWSS maintenance contract.

The Howitzer contract awarded in July 2020 continues to experience customer driven delays related to customer furnished materials. This program is currently on hold pending statement of work changes and materials furnished by the customer. We anticipate deliveries against the Howitzer contract to begin in fiscal year 2026.

Our backlog in other product groups decreased by $1.6 million or 34.8% from $4.6 million in 2023 to $3.0 million in 2024 on shipments against a long-term collimator IDIQ of $1.3 million and commercial wedge assemblies of $0.3 million.

Applied Optics Center – Dallas

The Applied Optics Center backlog decreased by $2.9 million, or 19.0%, for the year ended September 29, 2024, from $15.3 million in 2023 to $12.4 million in 2024.

Backlog for our optical assemblies decreased by $2.1 million, or 75.0%, as compared to the prior year on lower customer demand. We anticipate new orders during the next three to six months for deliveries in 2025.

Laser filter backlog decreased by $0.4 million, or 4.0%, during the year due to increased shipments against our laser interface filter and laser filter units during the year. We are anticipating additional orders for shipment during the 2025 year.

Day window backlog decreased by $0.6 million, or 35.3%, during the period as compared to the prior year primarily due to shipments against a long-term IDIQ contract with deliveries scheduled into 2026. We anticipate additional orders in the next three months.

Other Applied Optics backlog increased by $0.2 million, or 22.2% for the year ended September 29, 2024, on an increase in customer orders for Infrared (IR) Signature Reduction Coatings used on aircraft.

Please refer to “Material Trends and Recent Events” above or “Liquidity and Capital Resources” below for more information on recent developments and trends with respect to our orders and backlog, which information is incorporated herein by reference.

The Company continues to pursue domestic, international and commercial opportunities in addition to maintaining its current footprint with U.S. vehicle manufactures, with existing as well as new product lines. We are also reviewing potential products outside our traditional product lines. Further, we continue to look for strategic businesses to acquire that will strengthen our existing product line, expand our operations, offer operational scale and enter new markets.

Twelve months ended September 29, 2024 compared to the twelve months ended October 1, 2023

Revenues

The table below details the revenue changes by segment and product line for the year ended September 29, 2024 as compared to the year ended October 1, 2023.

Twelve months ended

(Millions)

Product Line	September 29, 2024	October 1, 2023	Variance	% Chg
Periscopes	$12.1	$8.6	$3.5	40.7
Sighting Systems	1.4	1.0	0.4	40.0
Howitzers	-	-	-	-
Other	4.7	2.5	2.2	88.0
Optex Systems – Richardson	18.2	12.1	6.1	50.4
Optical Assemblies	3.9	5.6	(1.7)	(30.4)
Laser Filters	9.6	6.4	3.2	50.0
Day Windows	0.7	0.6	0.1	16.7
Other	1.6	1.0	0.6	60.0
Applied Optics Center – Dallas	15.8	13.6	2.2	16.2
Total Revenue	$34.0	$25.7	$8.3	32.3

Our total revenues increased by $8.3 million, or 32.3% in fiscal year 2024 compared to fiscal year 2023. The Optex Systems Richardson segment realized a $6.1 million, or 50.4%, increase in revenue and the Applied Optics Center segment realized an increase of $2.2 million, or 16.2%, in revenue compared to the prior year.

Optex Systems - Richardson

Revenues on our periscope line increased $3.5 million, or 40.7%, during the twelve months ended September 29, 2024 and October 1, 2023 on increased customer demand and higher production throughput during the year.

Revenues on sighting systems increased by $0.4 million, or 40.0% from the prior year period due to deliveries against the 2023 order for repair and refurbishment of night vision equipment to the Government of Israel.

Optex Systems-Richardson revenue on other product lines increased by $2.2 million, or 88.0%, compared to revenues in the prior year due to increased orders for collimators, windows, beamsplitters, cell assemblies and other spares.

Applied Optics Center - Dallas

Revenue on optical assemblies decreased by $1.7 million, or 30.4%, during the twelve months ended September 29, 2024 as compared to the prior twelve-month period on lower customer demand. We are anticipating revenue over the next twelve months to approximate the 2024 revenue level pending new customer orders in the next three to six months.

Laser filter revenue increased by $3.2 million, or 50.0%, during the twelve months ended September 29, 2024 as compared to the prior twelve-month period on increased customer demand. We anticipate revenue to continue at the higher levels throughout 2025.

Revenues on our day windows increased by $0.1 million, or 16.7%, during the twelve months ended September 29, 2024 as compared to October 1, 2023 as we continue to ship against the long-term IDIQ contract for these units. We anticipate revenues to continue at this, or a slightly increased, level through 2025.

Applied Optics Center revenue for other product lines increased by $0.6 million, or 60.0%, during the twelve months ended September 29, 2024 as compared to the prior twelve-month period on increased deliveries in products for Infrared (IR) Signature Reduction Coatings used on aircraft. We anticipate these delivery levels to continue into 2025 combined with additional increases for shipments against our current binocular contract.

Gross Margin. The gross margin for the year ended September 29, 2024 was 28.0% of revenue as compared to a gross margin of 25.8% of revenue for the year ended October 1, 2023. Cost of sales increased by $5.4 million to $24.5 million for 2024 compared to $19.0 million for 2023. The gross profit increased by $2.9 million to $9.5 million in 2024 as compared to $6.6 million in 2023. The increase is primarily due to increased revenue, and higher absorption of fixed cost and changes in product mix between the segments.

G&A Expenses. For the years ended September 29, 2024 and October 1, 2023, we recorded operating expenses of $4.7 million and $3.8 million, respectively. General and administrative cost increased $0.9 million, or 22.9%, for fiscal year 2024 as compared to the prior year due to increased royalties and selling expenses of $0.4 million, increased stock compensation expenses of $0.2 million, increased labor and fringe costs of $0.2 million and increased information technology costs of $0.1 million. The selling expenses are directly related to new products including the Speedtracker acquisition and the Government of Israel repair and refurbishment on night vision products and the royalties are related to the new Infrared (IR) Signature Reduction Coatings product.

Operating Income. For the year ended September 29, 2024, we recorded operating income of $4.8 million as compared to operating income of $2.8 million during the year ended October 1, 2023. The $2.0 million increase in operating income is primarily due to increased revenue and gross profit, offset by higher general and administrative costs.

Net income applicable to common shareholders. During the year ended September 29, 2024, we recorded net income applicable to common shareholders of $3.8 million as compared to net income applicable to common shareholders of $2.3 million during the year ended October 1, 2023. The increase of net income of $1.5 million is primarily attributable to increased revenue and gross profit, offset by higher general and administrative costs and increased federal income taxes of $0.5 million.

Non GAAP Adjusted EBITDA

We use adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of noncash compensation expenses related to equity stock issues, as well as depreciation, amortization, interest expenses and federal income taxes. We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items, which we do not consider relevant to our operations. Adjusted EBITDA is a financial measure not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).

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

The table below summarizes our twelve-month operating results for the periods ended September 29, 2024 and October 1, 2023, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure.

	(Thousands) Twelve months ended
	September 29, 2024	October 1, 2023

Net Income — GAAP	$3,768	$2,263
Add:
Federal Income Tax Expense	1,006	469
Depreciation & Amortization	487	345
Stock Compensation	425	247
Interest Expense	47	55
Adjusted EBITDA - Non GAAP	$5,733	$3,379

Our Adjusted EBITDA increased by $2.4 million to $5.7 million during the twelve months ended September 29, 2024 as compared to $3.4 million during the twelve months ended October 1, 2023. The increase in EBITDA is primarily driven by increased net income, offset by increased taxes, depreciation and amortization, and stock compensation. Operating segment performance is discussed in greater detail throughout the previous sections.

Liquidity and Capital Resources

As of September 29, 2024, Optex Systems Holdings had working capital of $15.1 million, as compared to $13.5 million as of October 1, 2023. During the twelve months ended September 29, 2024, we generated operating cash of $1.8 million, primarily driven by increased revenue and net income. As of September 29, 2024, there was no net change against the outstanding credit facility balance of $1.0 million.

The Company has capital commitments of $0.3 million for the purchase of property and equipment consisting of a significant coating chamber upgrade, a black bond dispensing machine, an air compressor, and an Opotek tunable laser system.

Backlog as of September 29, 2024 was $44.2 million as compared to a backlog of $41.8 million as of October 1, 2023, representing an increase of 5.7%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At September 29, 2024, the Company had approximately $1.0 million in cash and an outstanding payable balance of $1.0 against its $3.0 million line of credit. As of September 29, 2024, our outstanding accounts receivable balance was $3.8 million, which has been collected during the first quarter of fiscal 2025. During the first quarter of 2025, we paid down our credit facility to zero.

We refer to the disclosure above under “Material Trends and Recent Developments” with respect to recent supply chain disruptions and material shortages, which disclosure is incorporated herein by reference.

In the short term, the Company plans to utilize its current cash, available line of credit and operating cash flow to fund inventory purchases in support of the backlog growth and higher anticipated revenue during the next twelve months. Short term cash in excess of our working capital needs may be also be used to fund the purchase of product lines and other assets. We may also repurchase common stock against our current stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company, product line or other asset acquisitions, or additional stock purchases as attractive opportunities present themselves.

On January 18, 2024, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line and entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). The Company acquired the assets using $1 million cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms. After the acquisition, the Company determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units under the original contract manufacturing agreement. RUB will continue to provide the Company with purchased kit parts for the manufacture of the Speedtracker Mach products.

The acquisition included transaction costs of $30 thousand for legal fees. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of September 29, 2024, it was determined that the earnout revenue milestone was unlikely to be achieved during the earnout period and the fair value of the contingent liability was zero. The asset will be amortized on a straight-line basis over a seven-year period.

In some instances, new contract awards may allow for government contract financing in the form of contract progress payments pursuant to FAR 52.232-16, “Progress Payments.” Subject to certain limitations, this clause provides for government payment of up to 90% of incurred program costs prior to product delivery for small businesses like us. To the extent any contracts allow for progress payments and the respective contracts would result in significant preproduction cash requirements for design, process development, tooling, material or other resources which could exceed our current working capital or line of credit availability, we intend to utilize this benefit to minimize any potential negative impact on working capital prior to receipt of payment for the associated contract deliveries. Currently none of our existing contracts allow for progress payments.

We refer to “Note 8 – Commitments and Contingencies – Rental Payments under Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated Common Area Maintenance (“CAM”) payments under such leases as of September 29, 2024, which disclosure is incorporated herein by reference.

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

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The interest rate is currently at 7.509% per annum. As of September 29, 2024, the interest rate was 7.67% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of September 29, 2024, there was $1.0 million borrowed under the Credit Facility. As of September 29, 2024, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of September 29, 2024, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the years ended September 29,2024 and October 1, 2023, there were no stock repurchases against the plan.

During the twelve months ended September 29, 2024 the Company declared and paid no dividends. As of September 29, 2024, there are no outstanding declared and unpaid dividends.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of September 29, 2024, the Company had accrued warranty costs of $52 thousand, as compared to $75 thousand as of October 1, 2023. The primary reason for the decrease in reserve balances relates to lower shipments of our optical assemblies during the twelve months ended September 29, 2024 as compared to the prior year.

As of September 29, 2024 and October 1, 2023, we had $259 thousand, and $243 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the subsequent decline in revenue at the Optex Systems Richardson segment combined with significant inflationary pressures on materials and labor in the last two years. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the twelve months ended September 29, 2024, the accrued contract losses increased by $16 thousand on new awards against one of our loss IDIQ contracts, partially offset by shipments during the twelve month period. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts. We continue to monitor these contracts throughout the year for any significant changes in addition to seeking potential cost saving strategies to mitigate risk.

As of September 29, 2024 and October 1, 2023, Optex Systems Inc. had a net carrying value of $0.9 million in deferred tax assets consisting of deferred tax assets of $1.7 million and valuation reserves of ($0.8) million. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”) as of September 29, 2024 and October 1, 2023, and the related consolidated statements of income, stockholders’ equity, and cash flows for the twelve months then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2024 and October 1, 2023, and the results of their operations and their cash flows for the twelve months then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

December 19, 2024

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)
	September 29, 2024	October 1, 2023

ASSETS

Cash and Cash Equivalents	$1,009	$1,204
Accounts Receivable, Net	3,764	3,624
Inventory, Net	14,863	12,153
Contract Asset	219	336
Prepaid Expenses	217	219

Current Assets	20,072	17,536

Property and Equipment, Net	1,292	998

Other Assets
Deferred Tax Asset	947	922
Intangibles, net	951	-
Right-of-use Asset	2,233	2,740
Security Deposits	23	23

Other Assets	4,154	3,685

Total Assets	$25,518	$22,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,177	$810
Credit Facility	1,000	-
Operating Lease Liability	638	620
Federal Income Taxes Payable	74	247
Accrued Expenses	1,258	1,265
Accrued Selling Expense	237	336
Accrued Warranty Costs	52	75
Contract Loss Reserves	259	243
Customer Advance Deposits	255	481

Current Liabilities	4,950	4,077

Other Liabilities
Credit Facility-Long Term	-	1,000
Operating Lease Liability, net of current portion	1,760	2,282

Other Liabilities	1,760	3,282

Total Liabilities	6,710	7,359

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,873,938 and 6,763,070 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,465	21,285
Accumulated Deficit	(2,664)	(6,432)

Stockholders’ Equity	18,808	14,860

Total Liabilities and Stockholders’ Equity	$25,518	$22,219

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Income

	(Thousands, except share and per share data)
	Twelve months ended
	September 29, 2024	October 1, 2023

Revenue	$33,995	$25,659

Cost of Sales	24,466	19,040

Gross Profit	9,529	6,619

General and Administrative Expense	4,708	3,832

Operating Income	4,821	2,787

Interest Expense	47	55

Income Before Taxes	4,774	2,732

Income Tax Expense, net	1,006	469

Net income applicable to common shareholders	$3,768	$2,263

Basic income per share	$0.56	$0.34

Weighted Average Common Shares Outstanding - basic	6,762,145	6,616,462

Diluted income per share	$0.55	$0.34

Weighted Average Common Shares Outstanding - diluted	6,833,274	6,653,573

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 29, 2024	October 1, 2023

Cash Flows from Operating Activities:
Net Income	$3,768	$2,263
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	487	345
Stock Compensation Expense	425	247
Change in Deferred Tax Asset	(25)	20
Accounts Receivable	(150)	(716)
Bad Debt Expense	10	-
Inventory	(2,710)	(2,941)
Contract Asset	118	(336)
Prepaid Expenses	2	109
Leases	3	20
Accounts Payable and Accrued Expenses	359	411
Federal Income Taxes Payable	(173)	(84)
Accrued Warranty Costs	(23)	(94)
Accrued Selling Expense	(100)	336
Customer Advance Deposits	(226)	170
Increase (Decrease) In Accrued Estimated Loss On Contracts	16	(46)
Total Adjustments	(1,987)	(2,559)
Net Cash provided by (used in) Operating Activities	1,781	(296)

Cash Flows used in Investing Activities
Purchases of Intangible Assets	(1,050)	-
Purchases of Property and Equipment	(681)	(376)
Net Cash used in Investing Activities	(1,731)	(376)

Cash Flows (used in) provided by Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(245)	(58)
Borrowings from Credit Facility	1,350	1,507
Payments to Credit Facility	(1,350)	(507)

Net Cash (used in) provided by Financing Activities	(245)	942

Net (Decrease) Increase in Cash and Cash Equivalents	(195)	270
Cash and Cash Equivalents at Beginning of Year	1,204	934
Cash and Cash Equivalents at End of Year	$1,009	$1,204

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Taxes	1,204	534
Cash Paid for Interest	47	55

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

	Thousands (except share data)
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity

Balance at October 2, 2022	6,716,638	$7	$21,096	$(8,695)	$12,408

Stock Compensation Expense	-	-	247	-	247
Vested restricted stock units issued net of tax withholding	46,432	-	(58)	-	(58)
Restricted Shares Issued(1)	40,000	-	-	-	-
Forfeited Unvested Shares(2)	(40,000)	-	-	-	-
Net income	-	-	-	2,263	2,263

Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860

Stock Compensation Expense	-	-	425	-	425
Vested restricted stock units issued net of tax withholding	110,868	-	(245)	-	(245)
Net income	-	-	-	3,768	3,768

Balance at September 29, 2024	6,873,938	$7	$21,465	$(2,664)	$18,808

(1)	Restricted and unvested shares issued to board member on May 9, 2023. Shares vest on 50% January 1, 2024 and 50% January 1, 2025.
(2)	Unvested common restricted shares which were forfeited and cancelled in February 2023.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (“the Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems Holdings also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of September 29, 2024, the Company operated with 128 full-time equivalent employees.

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

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2024 ended on September 29, 2024 and included 52 weeks. Fiscal year 2023 ended on October 1, 2023 and included 52 weeks.

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

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $1.0 million in cash on deposit with our banks. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended September 29, 2024 were derived from sales to U.S. government agencies (20%), four major U.S. defense contractors (25%, 7%, 6% and 6%), one major commercial customer (13%) and all other customers (23%). The Company’s revenues for fiscal year ended October 1, 2023 were derived from sales to U.S. government agencies (22%), three U.S. defense contractors (14%, 7%, and 6%), one major commercial customer (23%) and all other customers (28%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for expected credit losses. As of the fiscal year beginning October 2, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under the new standard, the current expected credit loss (“CECL”) model is used for estimating an allowance for credit losses and an allowance is set up when the receivable is initially recorded, even if the probability of loss is remote. The Company utilizes a CECL model based on the aging schedule method. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for credit losses is minimal. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for credit losses, using a CECL model based on a rolling aging schedule method. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. No interest is accrued on past due accounts receivable. As of September 29, 2024, and October 1, 2023, Optex Systems Holdings had an allowance for credit losses of $15 thousand and $5 thousand, respectively, for non U.S. government account balances. Optex Systems Holdings charges uncollectible accounts to credit loss expense in the period in which they are first deemed uncollectible. In the fiscal year 2024 we recognized $10 thousand in credit loss expenses associated with uncollectible accounts. In the fiscal year 2023 we recognized zero in credit loss expenses associated with uncollectible accounts.

As of September 29, 2024, 79% of the accounts receivable balance was comprised of seven customers: the U.S. government, 15%, five major defense contractors, 26%, 10%, 9%, 7% and 7%, and a foreign military customer, 5%. As of October 1, 2023, 79% of the accounts receivable balance was comprised of six customers: the U.S. government, 17%, four major defense contractors, 21%, 9%, 8% and 6%, and a commercial customer, 18%.

Inventory: Inventory is recorded at the lower of cost or net realizable value and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of September 29, 2024, and October 1, 2023 inventory included:

	(Thousands)
	As of September 29, 2024	As of October 1, 2023
Raw Materials	$9,460	$8,211
Work in Process	5,954	4,460
Finished Goods	556	489
Gross Inventory	15,970	13,160
Less: Inventory Reserves	(1,107)	(1,007)
Net Inventory	$14,863	$12,153

In the twelve months ended September 29, 2024 Optex Systems recorded $0.1 million of obsolete and excess inventory reserves. Net Inventory increased by $2.7 million in support of higher revenues and customer orders.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12-month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated with the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of September 29, 2024 and October 1, 2023, the existing warranty reserve balances of $52 thousand and $75 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended September 29, 2024 and October 1, 2023.

	Years ended
	2024	2023
Beginning balance	$75	$169

Incurred costs for warranties satisfied during the period	(52)	(133)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	106	223
Change in estimate for pre-existing warranty liabilities (2)	(77)	(184)
Warranty Expense	29	39

Ending balance	$52	$75

(1)	Warranty expenses accrued to cost of sales (based on current year shipments and historical warranty return rate).
(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the year. During the twelve months ended September 29, 2024, the warranty return rate was significantly below historical levels resulting in a favorable change in estimate during the period.

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

Leases: In February 2016, FASB issued ASU 2016-02—Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, Optex Systems Holdings adopted these provisions as of the fiscal year beginning on September 30, 2019. Optex Systems Holdings has two significant operating facilities leases which extend beyond twelve months and fall under the guidance of ASC Topic 842. See also Note 8.

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $483 thousand for the twelve months ended September 29, 2024 and $455 thousand for the twelve months ended October 1, 2023.

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

During the twelve months ended September 29, 2024, there was $226 thousand revenue recognized during the period from customer deposit liabilities (deferred contract revenue). During the twelve months ended October 1, 2023 there was $242 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue).

As of September 29, 2024 and October 1, 2023, there was $237 thousand and $336 thousand in accrued selling expenses, respectively, and $219 thousand and $336 thousand in contract assets, respectively, related to a new $3.4 million contract booked in November 2022. The selling costs are amortized against the revenue for the contract deliveries which began in the first half of fiscal year 2024 and are expected to extend through fiscal year 2025.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 29, 2024 and October 1, 2023, Optex Systems, Inc. had a balance of $255 thousand and $481 thousand, respectively, in customer advance deposits.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. As of September 29, 2024, the Company had contract loss reserves of $259 thousand. As of October 1, 2023, the Company had contract loss reserves of $243 thousand which have been separately itemized on the balance sheet.

Government Contracts: Many of Optex Systems Holdings’ contracts are prime or subcontracted directly with the Federal government and as such, are subject to FAR Subpart 49.5, “Contract Termination Clauses” and more specifically FAR 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and FAR 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on prime military contracts and are required by the government to be “flowed down” by the prime contractor to any subcontractors used to perform work or provide components against the award. It has been Optex Systems Holdings’ experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties. Optex Systems Holdings is not currently aware of any pending terminations for convenience or default on its existing prime contracts or customer purchase orders.

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings follows the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets”. This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The Company reviewed the intangible assets as of September 29, 2024 and found no impairment. See also Note 6.

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

As of September 29, 2024 and October 1, 2023, Optex Systems Inc. has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.7 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of September 29, 2024 and October 1, 2023, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings. During the twelve months ended September 29, 2024 and October 1, 2023, the Company recognized an income tax expense of $1.0 million and $0.5 million, respectively. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

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

For the twelve months ended September 29, 2024, 66,500 unvested restricted stock units and 60,000 unvested restricted shares (which converts to 71,129 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive. For the twelve months ended October 1, 2023, 39,000 unvested restricted stock units, 120,000 restricted unvested shares and 27,000 performance shares (which converts to 37,111 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive and 108,000 performance shares were excluded from diluted earnings per share as they were below the target share price.

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

Optex Systems (OPX) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Approximately 88% of the Optex Systems segment revenue is comprised of domestic military customers, and 10% is comprised of foreign military customers and 2% is comprised of commercial customers. Optex Systems segment revenue is derived from the U.S. government, 15%, and two major U.S. defense contractors representing 22% and 7%, of the Company’s consolidated revenue, respectively.

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of September 29, 2024, the Richardson facility operated with 81 full time equivalent employees in a single shift operation. Optex Systems, Richardson serves as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 27% and military sales to prime and subcontracted customers represent 73% of the total segment revenue. Approximately 94% of the AOC revenue is derived from external customers and approximately 6% is related to intersegment sales to Optex Systems in support of military contracts. For the twelve months ended September 29, 2024, the AOC segment revenue is derived from the U.S. government, 5%, one major commercial customer 12%, and two major defense contractors representing 6%, and 6% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of September 29, 2024, AOC operated with 47 full time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 29, 2024
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$18,171	$15,824	$-	$33,995
Intersegment revenues	-	1,042	(1,042)	-
Total Revenue	$18,171	$16,866	$(1,042)	$33,995

Interest expense	$-	$-	$47	$47

Depreciation and Amortization	$167	$320	$-	$487

Income (loss) before taxes	$1,626	$3,620	$(472)	$4,774

Other significant noncash items:
Allocated home office expense	$(1,486)	$1,486	$-	$-
Stock compensation expense	$-	$-	$425	$425
Warranty expense	$17	$12	$-	$29

Segment Assets	$17,038	$8,480	$-	$25,518
Expenditures for segment assets	$1,382	$349	$-	$1,731

	Reportable Segment Financial Information (thousands)
	Twelve months ended October 1, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,120	$13,539	$-	$25,659
Intersegment revenues	-	893	(893)	-
Total Revenue	$12,120	$14,432	$(893)	$25,659

Interest expense	$-	$-	$55	$55

Depreciation and Amortization	$39	$306	$-	$345

Income (loss) before taxes	$608	$2,426	$(302)	$2,732

Other significant noncash items:
Allocated home office expense	$(1,338)	$1,338	$-	$-
Stock compensation expense	$-	$-	$247	$247
Warranty expense	$-	$39	$-	$39

Segment Assets	$14,043	$8,176	$-	$22,219
Expenditures for segment assets	$33	$343	$-	$376

Note 5 — Property and Equipment

A summary of property and equipment at September 29, 2024 and October 1, 2023 is as follows:

		(Thousands)
	Estimated Useful Life	September 29, 2024	October 1, 2023
Property and Equipment
Furniture and Fixtures	3-5 yrs	$451	$428
Machinery and Equipment	5 yrs	5,145	4,531
Leasehold Improvements	7 yrs	448	404

Less: Accumulated Depreciation		(4,752)	(4,365)
Net Property & Equipment		$1,292	$998

Depreciation Expense		$387	$345

During the twelve months ended September 29, 2024, Optex Systems Holdings purchased $23 thousand in new furniture and fixtures, $614 thousand in machinery and equipment and $44 thousand in leasehold improvements. During the twelve months ended October 1, 2023, Optex Systems Holdings’ purchased $23 thousand in new furniture and fixtures, $300 thousand in machinery and equipment and $53 thousand in leasehold improvements. During the twelve months ended September 29, 2024 and October 1, 2023, there were no sales or retirements of fixed assets.

Note 6 – Asset Purchase of Intellectual Property

On January 18, 2024, Optex Systems Holdings, Inc., through its wholly-owned subsidiary Optex Systems, Inc. (collectively, the “Company”), entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminum s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. RUB may continue to manufacture Speedtracker Mach products on behalf of the Company. The Company acquired the assets using $1 million cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms to which both parties must agree. Subsequent to the acquisition, the Company has determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units against the contract manufacturing agreement.

The acquisition included transaction costs of $30 thousand for legal fees. Pursuant to the asset purchase agreement, the total earnout payment would have been $238 thousand only if the earnout revenue milestones were achieved during the earnout period, otherwise the earnout would be zero. As of January 18, 2024, the fair value of the contingent liability was $83 thousand. As of September 29, 2024, it was determined that the revenue milestones related to the earnout agreement would be unachievable within the earnout period and the fair value of the contingent liability related to the earnout was set to zero. The intangible asset for the Speedtracker product acquisition will be amortized on a straight-line basis over seven years.

During the twelve months ending September 29, 2024, the Company invested an additional $20 thousand for software app development the Speedtracker product. The software app development will be amortized on a straight-line basis over three years.

The intangible assets are reviewed annually at each fiscal year end for possible impairment. The Company reviewed intangible assets as of September 29, 2024 and found no impairment.

As of September 29, 2024 the value of intangible assets is:

September 29, 2024

Intangible Assets – Intellectual Property Acquisition	$1,030
Software App Development	20
Amortization of Intangible Assets	(99)
Net Intangible Assets	$951

Note 7 — Accrued Expenses

The components of accrued liabilities as of September 29, 2024 and October 1, 2023 are summarized below:

	(Thousands)
	September 29, 2024	October 1, 2023
Accrued Vacation	$439	$403
Property Taxes	122	108
Operating Expenses	398	484
Payroll & Payroll Related	299	270
Total Accrued Expenses	$1,258	$1,265

Note 8 — Commitments and Contingencies

Rental Payments under Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc. Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $13 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

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

As of September 29, 2024, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2025 Base year lease	$336	$305	$15	$656	$274
2026 Base year lease	346	313	3	662	280
2027 Base year lease	357	322	-	679	285
2028 Base year lease	242	330	-	572	207
2029 Base year lease	-	83	-	83	31
Total base lease payments	$1,281	$1,353	$18	$2,652	$1,077
Imputed interest on lease payments (1)	(114)	(139)	(1)	(254)
Total Operating Lease Liability(2)	$1,167	$1,214	$17	$2,398

Right-of-use Asset(3)	$1,079	$1,137	$17	$2,233

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $165 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $638 thousand and $1,760 thousand, respectively.

Total expense under both facility lease agreements as of the twelve months ended September 29, 2024 was $905 thousand. Total expense under both facility lease agreements for the twelve months ended October 1, 2023 was $862 thousand.

Total office equipment rentals included in operating expenses was $24 thousand for the twelve months ended September 29, 2024 and $20 thousand for the twelve months ended October 1, 2023.

Note 9 — Debt Financing

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

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of September 29, 2024 the interest rate was 7.67% per annum.

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

The outstanding balance under the Texas Capital Facility was $1 million as of September 29, 2024. The outstanding balance was paid to zero subsequent to the year ended September 29, 2024. See also Note 14, “Subsequent Events”.

For the year ended September 29, 2024, the total interest expense under the Texas Capital Facility was $47 thousand. For the year ended October 1, 2023, the total interest expense under both facilities was $55 thousand.

Note 10 — Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 2, 2022	66,000	$1.52	180,000	$1.75	-	-
Granted	42,000	3.05	40,000	3.09	135,000	2.37
Vested	(66,000)	1.52	(60,000)	1.75	-	-
Forfeited	(3,000)	3.00	(40,000)	1.75	-	-
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	$2.37
Granted	40,500	7.17	-	-	-	-
Vested	(13,000)	3.06	(60,000)	2.20	(135,000)	2.37
Forfeited	-	-	-	-	-	-
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	$-

On January 2, 2019, the Company granted 150,000 and 50,000 restricted stock units with a January 2, 2019 grant date to Danny Schoening and Karen Hawkins, respectively, vesting as of January 1 each year subsequent to the grant date over a three-year period at a rate of 34% in year one, and 33% each year thereafter. The stock price at grant date was $1.32 per share. Effective December 1, 2021, the vesting terms of Danny Schoening’s Restricted Stock Unit (RSU) grant from January 2019 were revised as described below. The Company amortizes the grant date fair value of $264 thousand to stock compensation expense on a straight-line basis across the three-year vesting period beginning on January 2, 2019. As of September 29, 2024, there was no unrecognized compensation cost relating to this award.

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

On April 30, 2020, the Board of Directors voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. As of September 29, 2024 there were 60,000 unvested restricted shares outstanding.

The Company entered into an amended and restated employment agreement with Danny Schoening dated December 1, 2021.The updated employment agreement also served to amend Mr. Schoening’s RSU Agreement, dated January 2, 2019, by changing the third and final vesting date for the restricted stock units granted under such agreement from January 1, 2022 to the “change of control date,” that being the first of the following to occur with respect to the Company: (i) any “Person,” as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with certain exclusions, is or becomes the “Beneficial Owner” (as that term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or (ii) the Company is merged or consolidated with any other corporation or other entity, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) the Company engages in a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “Person” (as defined above) acquires fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities. The amended RSU Agreement contained certain exceptions to the definition of change of control.

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

On May 3, 2023, the Board of Directors approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares, as of the grant date, was $320 thousand based on the derived service periods using a Monte Carlo simulation valuation model. The fair value was amortized through May 17, 2024 when all of the shares had fully vested.

On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. As of September 29, 2024, there were 60,000 unvested restricted shares outstanding.

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

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 7.7% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $258 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. On June 4, 2024 there was an additional grant of 500 restricted stock units to one employee with a fair value of $4 thousand. The 500 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date. As of September 29, 2024 there were 66,500 unvested restricted stock units outstanding.

On May 1, 2024, there were 12,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on May 1, 2023. On May 3, 2024, 8,446 shares were issued to ten employees, net of tax withheld of $26 thousand.

On May 17, 2024, 27,000 performance shares vested for reaching the 30-day VWAP for Tranche 5. The Company issued a total of 20,426 shares on May 17, 2024 in settlement of the vested shares, net of tax withheld of $53 thousand.

On August 14, 2024, there were 1,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on August 14, 2023. On August 20, 2024, 704 shares were issued to one employee, net of tax withheld of $2 thousand.

As of September 29, 2024, there were no performance shares remaining to vest.

The assumptions and results for the Monte Carlo simulation on the performance shares are as follows:

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and performance shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Recognized Compensation Expense		Unrecognized Compensation Expense
	Year Ended		Year Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Restricted Shares	$140	$118	$33	$173
Performance Shares	212	107	-	212
Restricted Stock Units	73	22	284	88
Total Stock Compensation	$425	$247	$317	$473

The unrecognized compensation expense for restricted shares and restricted stock units as of September 29, 2024, is expected to be recognized over a weighted-average period of 0.3 years and 2.2 years, respectively.

Note 11 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board of Directors at the beginning of each fiscal year. For the fiscal years ended September 29, 2024 and October 1, 2023, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2-year vesting requirement. The Company’s contribution expense for the fiscal years ended September 29, 2024 and October 1, 2023 were $202 thousand and $163 thousand, respectively.

Note 12 — Stockholders’ Equity

Dividends

There were no dividends declared or paid during the twelve months ended September 29, 2024 and October 1, 2023.

Common stock

During the twelve months ended September 29, 2024, there were 110,868 common shares issued to officers and employees, net of tax withholding of $245 thousand, in settlement of 13,000 vested restricted stock units, and 135,000 vested performance shares.

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

During the twelve months ended September 29, 2024 and October 1, 2023, there were no common shares repurchased through the program.

As of September 29, 2024, and October 1, 2023, the total outstanding common shares were 6,873,938 and 6,763,070, respectively.

Note 13 — Income Taxes

The income tax provision for the years ended September 29, 2024 and October 1, 2023 include the following:

	(Thousands)
	2024	2023
Current income tax expense:
Current year federal income tax	$1,045	$484
Prior year tax adjustment	(14)	(35)
	1,031	449
Deferred income tax provision (benefit):
Federal	(25)	20

Provision for income taxes, net	$1,006	$469

As of September 29, 2024 and October 1, 2023, Optex Systems Inc. has a net carrying value of $0.9 million in deferred tax assets represented by deferred tax assets of $1.7 million and a deferred tax asset valuation allowance of ($0.8) million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of September 29, 2024 and October 1, 2023, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings. During the twelve months ended September 29, 2024, the Company recognized a ($25) thousand tax benefit to deferred tax assets. During the twelve months ended October 1, 2023, the Company recognized $20 thousand in tax expenses to deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The income tax provision for Optex Systems as of September 29, 2024 and October 1, 2023 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	2024	%	2023	%

Tax provision at statutory federal rate	$1,003	21	$574	21
Nondeductible expenses	3	-	3	-
Other temporary adjustments	14	-	(4)	-
Prior year federal income tax adjustment	(14)	-	(35)	(1)
Change in deferred tax valuation allowance	-	-	(69)	(3)
Provision for income taxes, net	$1,006	21	$469	17

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of September 29, 2024	As of October 1, 2023

Stock Compensation	$177	$151
Inventory Reserve	232	211
Unicap	59	47
Deferred Compensation	56	53
Property and Equipment	(233)	(212)
Intangible Asset Amortization	10	-
Contract Loss Reserve	54	51
Accrued Paid Time Off	92	85
Net Operating Losses	1,223	1,258
Other	50	52
Subtotal	$1,720	$1,696
Valuation allowance	(773)	(774)
Net deferred asset	$947	$922

The Company has a net loss carryforward of $5.8 million as of September 29, 2024 as compared to a net loss carryforward of $6.0 million as of October 1, 2023. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the Company may only realize $2.1 million of the current net operating loss carryforward for a net tax benefit of $0.4 million through fiscal year ending in 2037. Accordingly, a valuation allowance of $0.8 million is recorded as of September 29, 2024 and October 1, 2023.

The Company applied FASB ASC 740-10 and has no unrecognized tax benefits. By statute, the tax years ended September 29, 2024, October 1, 2023 and October 2, 2022 are open to examination by the major taxing jurisdictions to which the Company is subject.

During the twelve months ended September 29, 2024, the Company paid $1.2 million in income taxes. During the twelve months ended October 1, 2023 the Company paid $0.5 million in income taxes. As of September 29, 2024 the Company has recorded a tax liability of $74 thousand.

Note 14 — Subsequent Events

On October 23, 2024 and December 10, 2024, the Company paid $500,000 against the Texas Capital credit facility leaving an outstanding balance of zero as of December 10, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 29, 2024, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 29, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 29, 2024. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 29, 2024. We have thus concluded that our internal control over financial reporting was effective as of September 29, 2024.

Item 9B. Other Information

On September 24, 2024, our Chief Executive Officer, Danny Schoening, adopted a written plan for the sale of Company common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1. The plan has a 90 day cooling off period, provides for the sale of up to 42,000 shares if the pricing terms of the plan are met, and terminates no later than March 31, 2025.

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

(a)(3)	Exhibits.

See Exhibit Index

Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date(1)

3.2	Bylaws of Optex Systems Holdings(2)

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(3)

4.1	Description of Capital Stock(4)

4.2	Specimen Stock Certificate(5)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX(6).

10.2	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010(7)

10.3†	Employment Agreement with Karen Hawkins, dated as of January 1, 2024(8)

10.4	Form of Lease(9)

10.5	Form of Letter of Credit(10)

10.6	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(11)

10.7†	Employment Agreement with Danny Schoening, dated November 28, 2022(12)

10.8	Sixth Amendment to Lease Agreement(13)

10.9	First Amendment to Lease(13)

10.10†	Optex Systems Holdings, Inc. 2023 Equity Incentive Plan (14)

10.11†	Form of Performance Shares Agreement (Executives)(19)

10.12†	Form of Restricted Stock Agreement(19)

10.13.1†	Form of Incentive Stock Option Agreement(19)

10.13.2†	Form of Non-Qualified Stock Option Agreement(19)

10.14†	Form of Stock Appreciation Rights Agreement(19)

10.15†	Form of Restricted Stock Unit Agreement(19)

10.16	Business Loan Agreement dated as of March 22, 2023 by and between Optex Systems Holdings, Inc., Optex Systems, Inc., and Texas Capital Bank (including Note)(15)

Exhibit No.	Description

10.17	Asset Purchase Agreement and Contract Manufacturing Agreement (RUB Aluminium s.r.o.)(18)

10.18	Form of Director and Officer Indemnification Agreement(18)

14.1	Code of Ethics(16)

19.1	Insider Trading Policy

21.1	List of Subsidiaries — Optex Systems, Inc.(17)

23.1	Consent of Independent Registered Public Accounting Firm – (Whitley Penn LLP)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

97.1	Clawback Policy(19)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(2)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(3)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 2015.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(5)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(6)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(7)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2024.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017.
(12)	Incorporated by reference from our Current Report on Form 8-K, dated November 21, 2022.
(13)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(14)	Incorporated by reference from Annex B to our Definitive Proxy Statement on Schedule 14A, filed on January 17, 2023.
(15)	Incorporated by reference from our Current Report on Form 8-K, dated March 22, 2023.
(16)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(17)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 1, 2023.

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

Date: December 19, 2024

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 19, 2024

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 19, 2024

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 19, 2024

/s/ Rimmy Malhotra
Rimmy Malhotra	Director	December 19, 2024

/s/ Dale Lehmann
Dale Lehmann	Director	December 19, 2024

/s/ Dayton Judd
Dayton Judd	Director	December 19, 2024

