Form 10-Q
period 2024-12-29
Optex Systems Holdings Inc
filed 2025-02-10
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2025: 6,896,738 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 29, 2024

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 29, 2024 (UNAUDITED) AND SEPTEMBER 29, 2024	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED DECEMBER 29, 2024 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 31, 2023 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 29, 2024 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 31, 2023 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED DECEMBER 29, 2024 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 31, 2023 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	(Unaudited) December 29, 2024	September 29, 2024

ASSETS

Cash and Cash Equivalents	$2,491	$1,009
Accounts Receivable, Net	1,734	3,764
Inventory, Net	14,674	14,863
Contract Asset	196	219
Prepaid Expenses	265	217

Current Assets	19,360	20,072

Property and Equipment, Net	1,520	1,292

Other Assets
Deferred Tax Asset	888	947
Intangibles, net	912	951
Right-of-use Asset	2,103	2,233
Security Deposits	23	23

Other Assets	3,926	4,154

Total Assets	$24,806	$25,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$987	$1,177
Credit Facility	-	1,000
Operating Lease Liability	643	638
Federal Income Taxes Payable	74	74
Accrued Expenses	1,065	1,258
Accrued Selling Expense	224	237
Accrued Warranty Costs	22	52
Contract Loss Reserves	213	259
Customer Advance Deposits	210	255

Current Liabilities	3,438	4,950

Other Liabilities
Operating Lease Liability, net of current portion	1,624	1,760

Other Liabilities	1,624	1,760

Total Liabilities	5,062	6,710

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,896,738 and 6,873,938 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,557	21,465
Accumulated Deficit	(1,820)	(2,664)

Stockholders’ Equity	19,744	18,808

Total Liabilities and Stockholders’ Equity	$24,806	$25,518

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	December 29, 2024	December 31, 2023

Revenue	$8,198	$6,968

Cost of Sales	6,070	5,284

Gross Profit	2,128	1,684

General and Administrative Expense	1,212	1,131

Operating Income	916	553

Interest Expense	(13)	(7)

Income Before Taxes	903	546

Income Tax Expense, net	59	115

Net income	$844	$431

Basic income per share	$0.12	$0.06

Weighted Average Common Shares Outstanding - basic	6,813,938	6,666,290

Diluted income per share	$0.12	$0.06

Weighted Average Common Shares Outstanding - diluted	6,912,594	6,721,661

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Three months ended
	December 29, 2024	December 31, 2023

Cash Flows from Operating Activities:
Net Income	$844	$431

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	129	92
Stock Compensation Expense	92	113
Deferred Tax	59	35
Accounts Receivable	2,029	1,194
Inventory	189	(532)
Contract Asset	23	78
Prepaid Expenses	(48)	65
Leases	(1)	4
Accounts Payable and Accrued Expenses	(383)	713
Federal Income Taxes Payable	-	79
Accrued Warranty Costs	(29)	(27)
Accrued Selling Expense	(12)	(56)
Customer Advance Deposits	(45)	-
Contract Loss Reserves	(46)	65
Total Adjustments	1,957	1,823
Net Cash provided by Operating Activities	2,801	2,254

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(319)	(58)
Net Cash used in Investing Activities	(319)	(58)

Cash Flows used in Financing Activities
Payments to Credit Facility	(1,000)	(1,000)
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	-	(27)

Net Cash used in Financing Activities	(1,000)	(1,027)

Net Increase in Cash and Cash Equivalents	1,482	1,169
Cash and Cash Equivalents at Beginning of Period	1,009	1,204
Cash and Cash Equivalents at End of Period	$2,491	$2,373

Supplemental Cash Flow Information
Cash Paid for Interest	$13	$7
Cash Paid for Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended December 29, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at September 29, 2024	6,873,938	$7	$21,465	$(2,664)	$18,808
Stock Compensation Expense	-	-	92	-	92
Restricted Board Shares Issued(1)	22,800	-	-	-	-
Net Income	-	-	-	844	844

Balance at December 29, 2024	6,896,738	$7	$21,557	$(1,820)	$19,744

	Three months ended December 31, 2023
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860
Stock Compensation Expense	-	-	113	-	113
Vested Performance Based Shares net of withheld taxes(2)	60,623	-	(27)	-	(27)
Net Income	-	-	-	431	431

Balance at December 31, 2023	6,823,693	$7	$21,371	$(6,001)	$15,377

(1)	Restricted Share Grant on November 5, 2024 to independent board members of 7,600 shares each, vesting on January 1, 2026.
(2)	Performance based shares vested October 2, 2023, December 22, 2023 and December 29, 2023 issued net of tax withheld. Shares were vested based on reaching 30-day VWAP of $3.70, $4.45 and $5.35 on the respective vesting dates.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (the “Company”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the three months ended December 29, 2024 were derived from the U.S. government (26%), five major U.S. defense contractors (18%, 9%, 8%, 7%, and 6%, respectively), one major commercial customer (6%) and all other customers (20%). Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from foreign customers. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 29, 2024, Optex Systems Holdings operated with 128 full-time equivalent employees.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 29, 2024 and other reports filed with the SEC.

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

Inventory: As of December 29, 2024 and September 29, 2024, inventory included:

	(Thousands)
	December 29, 2024	September 29, 2024
Raw Material	$8,963	$9,460
Work in Process	6,086	5,954
Finished Goods	732	556
Gross Inventory	$15,781	$15,970
Less: Inventory Reserves	(1,107)	(1,107)
Net Inventory	$14,674	$14,863

Concentration of Credit Risk: Optex Systems Holdings’ accounts receivables as of December 29, 2024 consisted of U.S. government agencies (11%), six major U.S. defense contractors (17%, 15%, 13%, 11%, 10% and 9%, respectively), one foreign military customer (8%) and all other customers (6%). The Company does not believe that this concentration results in undue credit risk given of the financial strength of the respective customers and the Company’s long history with them.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of December 29, 2024, and September 29, 2024, the Company had warranty reserve balances of $22 and $52 thousand, respectively.

The table below summarizes the warranty activity for the three months ended December 29, 2024 and December 31, 2023.

	Three months ended
	December 29, 2024	December 31, 2023
Beginning balance	$52	$75

Incurred costs for warranties satisfied during the period	-	(32)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	12	52
Change in estimate for pre-existing warranty liabilities(2)	(42)	(47)
Warranty Expense	(30)	5

Ending balance	$22	$48

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three months ended December 29, 2024 and December 31, 2023 there was $126 thousand and $115 thousand in service contract revenue recognized over time.

During the three months ended December 29, 2024 and December 31, 2023, there was $45 thousand and zero of revenue recognized from customer deposit liabilities (deferred contract revenue). As of December 29, 2024 and September 29, 2024, customer deposit liabilities were $210 thousand and $255 thousand, respectively.

As of December 29, 2024 and September 29, 2024, there was $224 thousand and $237 thousand in accrued selling expenses and $196 and $219 thousand in contract assets related to a $3.4 million contract booked in November 2022. The selling costs are amortized against the revenue for the contract deliveries which began in the first half of fiscal year 2024 and are expected to extend through fiscal year 2025. During the three months ended December 29, 2024 and December 31 2023, we booked $23 thousand and $22 thousand of selling expenses against the contract asset for shipments against the contract, respectively.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. Some of these long-term contracts have option year ordering periods ending in February 2025 with deliveries that may extend into February 2026. As of December 29, 2024 and September 29, 2024, the accrued contract loss reserves were $213 thousand and $259 thousand, respectively.

During the three months ended December 29, 2024, the Company recognized $7 thousand in loss reserves on new contract awards and made shipments resulting in reductions of $53 thousand against existing loss reserves. During the three months ended December 31, 2023, the Company recognized $90 thousand in loss reserves on new contract awards and made shipments resulting in reductions of $25 thousand against existing loss reserves.

Income Tax/Deferred Tax: As of December 29, 2024 and September 29, 2024, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million, for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control.

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

For the three months ended December 29, 2024, 82,800 shares of unvested restricted stock and 59,000 restricted stock units (which convert to an aggregate of 98,656 incremental shares) were included in the diluted earnings per share calculation.

For the three months ended December 31, 2023, 120,000 shares of unvested restricted stock and 39,000 restricted stock units (which convert to an aggregate of 55,371 incremental shares) were included in the diluted earnings per share calculation and 54,000 performance shares were excluded from diluted earnings per share as they were below the target price.

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

Optex Systems (“OPX”) – Richardson, Texas

Optex Systems revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 100% and sales to commercial customers represented less than 1% of the external segment revenue for the three months ended December 29, 2024. The Optex Systems segment revenue is comprised of approximately 86% domestic military customers and 14% foreign military customers. For the three months ended December 29, 2024, Optex Systems represented 42% of the Company’s total consolidated revenue and consisted of revenue from one major defense contractor (13%), the U.S. Government (19%) and all other customers (10%).

Optex Systems is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 29, 2024, the Richardson facility operated with 82 full time equivalent employees in a single shift operation which includes 8 home office support employees. The facilities at Optex Systems, Richardson serve as the home office for both the Optex Systems and Applied Optics Center segments.

Applied Optics Center (“AOC”) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 11% and military sales to prime and subcontracted customers represented approximately 89% of the external segment revenue for the three months ended December 29, 2024. Approximately 95% of the AOC revenue was derived from external customers and approximately 5% was related to intersegment sales to Optex Systems in support of military contracts. For the three months ended December 29, 2024, AOC represented 58% of the Company’s total consolidated revenue and consisted of revenue from five major defense contractors (9%, 8%, 7%, 6% and 5%), the U.S. Government (6%), one commercial customer (6%), and all other customers (11%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 29, 2024, AOC operated with 46 full time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended December 29, 2024
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,415	$4,783	$-	$8,198
Intersegment revenues	-	271	(271)	-
Total revenue	$3,415	$5,054	$(271)	$8,198

Depreciation and amortization	$64	$65	$-	$129

Interest Expense	-	-	$13	$13

Income (loss) before taxes	$(285)	$1,293	$(105)	$903

Other significant noncash items:
Allocated home office expense	$(328)	$328	$-	$-
Stock compensation expense	$-	$-	$92	$92
Warranty expense	$-	$(30)	$-	$(30)

Segment assets	$16,881	$7,925	$-	$24,806
Expenditures for segment assets	$74	$245	$-	$319

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended December 31, 2023
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,394	$3,574	$-	$6,968
Intersegment revenues	-	187	(187)	-
Total revenue	$3,394	$3,761	$(187)	$6,968

Depreciation and amortization	$10	$82	$-	$92

Interest expense	$-	-	$7	$7

Income (loss) before taxes	$15	$651	$(120)	$546

Other significant noncash items:
Allocated home office expense	$(343)	$343	$-	$-
Stock compensation expense	$-	$-	$113	$113
Warranty expense	$-	$5	$-	$5

Segment assets	$14,336	$8,053	$-	$22,389
Expenditures for segment assets	$33	$25	$-	$58

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

The facility leased by Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial monthly base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term included 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $9.3 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

As of December 29, 2024, the remaining minimum lease and estimated CAM payments under the non-cancelable facility space leases are as follows:

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2025 Base year lease	$254	$230	$11	$495	$219
2026 Base year lease	346	313	3	662	293
2027 Base year lease	357	322	-	679	298
2028 Base year lease	241	330	-	571	213
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,198	$1,278	$14	$2,490	$1,053
Imputed interest on lease payments (1)	(100)	(123)	-	(223)
Total Operating Lease Liability(2)	$1,098	$1,155	$14	$2,267

Right-of-use Asset(3)	$1,013	$1,076	$14	$2,103

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Includes $164 thousand of unamortized deferred rent.

(3)	Short-term and Long-term portion of Operating Lease Liability is $643 thousand and $1,624 thousand, respectively.

Total facilities rental and CAM expense under both facility lease agreements for the three months ended December 29, 2024 and December 31, 2023 was $224 and $217 thousand, respectively. Total office equipment rentals included in operating expenses was $7 and $5 thousand for the three months ended December 29, 2024 and December 31, 2023, respectively.

Note 5 - Debt Financing

Credit Facility — Texas Capital Bank

On March 22, 2023, the Borrowers entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender makes available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The Texas Capital Facility replaced the $2 million credit facility with PNC Bank.

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of December 29, 2024, the interest rate was 7.35% per annum.

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

During the three months ended December 29, 2024, the Company paid $1 million against the outstanding loan balance. The outstanding balance under the Texas Capital Facility was zero as of December 29, 2024 and $1 million as of September 29, 2024.

For the three months ended December 29, 2024, the interest expense under the Texas Capital Facility was $13 thousand.

Note 6 - Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	$2.37
Granted	40,500	7.17	-	-	-	-
Vested	(13,000)	3.06	(60,000)	2.20	(135,000)	2.37
Forfeited	-	-	-	-	-	-
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	$-
Granted	-	-	22,800	8.10	-	-
Vested	-	-	-	-	-	-
Forfeited	(7,500)	5.19	-	-	-	-
Outstanding at December 29, 2024	59,000	$5.61	82,800	$3.82	-	$-

Restricted Stock Units

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

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 7.7% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $258 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. On June 4, 2024 there was an additional grant of 500 restricted stock units to one employee with a fair value of $4 thousand. The 500 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date. On July 3 ,2024 there was an additional grant of 1,000 restricted stock units to one employee with a fair value of $7 thousand. The 1,000 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date.

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

During the three months ended December 29, 2024, there were 7,500 restricted stock units forfeited on the resignation of two employees.

As of December 29, 2024, there were 59,000 unvested restricted stock units outstanding.

Restricted Shares

On April 30, 2020, the Board of Directors voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of December 31, 2023 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. As of December 29, 2024, there were 60,000 of such unvested restricted shares outstanding which will vest on January 1, 2025.

On November 5, 2024, the Board of Directors approved the following Board compensation for the three independent directors, effective January 1, 2025: (a) a cash payment of $44,000, and (b) $66,000 in restricted stock awarded under the 2023 Equity Incentive Plan, with 100% vesting on January 1, 2026, the share price calculated on the basis of the 10-day VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 5, 2024 and consisted of 7,600 shares of restricted stock for each independent director. The total fair value for the 22,800 shares was $185 thousand based on the stock price of $8.10 as of November 5, 2024. As of December 29, 2024, there were 22,800 of such unvested restricted shares outstanding which will vest on January 1, 2026.

Performance Shares

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

As of December 29, 2024, there were no performance shares remaining to vest.

The assumptions and results for the Monte Carlo simulation employed for the performance shares are as follows:

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and performance shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ended
	December 29, 2024	December 31, 2023	December 29, 2024	September 29, 2024

Restricted Shares	$59	$41	$158	$33
Performance Based Shares	-	64	-	-
Restricted Stock Units	33	8	252	284
Total Stock Compensation	$92	$113	$410	$317

The unrecognized compensation expense for restricted shares and restricted stock units as of December 29, 2024, is expected to be recognized over a weighted-average period of 1.0 years and 1.9 years, respectively.

Note 7 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three months ended December 29, 2024 or December 31, 2023.

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

During the three months ended December 29, 2024 and December 31, 2023, there were zero common shares repurchased under the program.

During the three months ended December 31, 2023, the Company issued 60,623 shares to Danny Schoening and Karen Hawkins in settlement of 81,000 performance shares which vested during the three months. The shares were issued net of 20,377 shares withheld for taxes.

During the three months ended December 29, 2024, the Company issued 22,800 restricted shares to the three independent board members which will vest on January 1, 2026.

As of December 29, 2024 and September 29, 2024, the total issued and outstanding common shares were 6,896,738 and 6,873,938, respectively.

Note 8 - Subsequent Events

On January 1, 2025, 60,000 restricted shares issued to independent board members were vested.

On January 13, 2025 there was $81 thousand and $58 thousand in bonus payments to Danny Schoening, CEO and Karen Hawkins, CFO, respectively, representing a 25% bonus achievement against the 2024 performance metrics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 29, 2024 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended December 29, 2024, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our condensed consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Material Trends and Recent Developments

We have experienced substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected our net income in the quarter ended December 29, 2024 and is expected to continue to have a negative effect on the margins generated under several of our long-term fixed contracts over the next two years. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended September 29, 2024.

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

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” in our Annual Report on Form 10-K for the year ended September 29, 2024 for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S ground system military programs, which has a direct impact on the Optex Systems Richardson segment revenue, all of which is incorporated herein by reference.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Systems, Richardson plant (to which we refer below as the Optex Richardson segment or Optex Systems), and the Applied Optics Center, Dallas plant (to which we refer below as the Applied Optics Center segment, or Applied Optics Center) are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 29, 2024 and December 31, 2023 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	December 29, 2024				December 31, 2023
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$3,415	4,783	-	8,198	$3,394	3,574	-	6,968
Intersegment Revenues	-	271	(271)	-	-	187	(187)	-
Total Segment Revenue	3,415	5,054	(271)	8,198	3,394	3,761	(187)	6,968

Total Cost of Sales	3,088	3,253	(271)	6,070	2,841	2,630	(187)	5,284

Gross Profit	327	1,801	-	2,128	553	1,131	-	1,684
Gross Margin %	9.6%	35.6%	-	26.0%	16.3%	30.1%	-	24.2%

General and Administrative Expense	940	180	92	1,212	881	137	113	1,131
Segment Allocated G&A Expense	(328)	328	-	-	(343)	343	-	-
Net General & Administrative Expense	612	508	92	1,212	538	480	113	1,131

Operating Income (Loss)	(285)	1,293	(92)	916	15	651	(113)	553
Operating Income (Loss) %	(8.3)%	25.6%	-	11.2%	0.4%	17.3%	-	7.9%

Interest Expense	-	-	(13)	(13)	-	-	(7)	(7)

Net Income (Loss) before taxes	$(285)	1,293	(105)	903	15	651	(120)	546
Net Income (Loss) %	(8.3)%	25.6%	-	11.0%	0.4%	17.3%	-	7.8%

For the three months ended December 29, 2024, our total revenues increased by $1.2 million, or 17.7%, compared to the prior year period. The increase in revenue was primarily driven by increased revenue at the Applied Optics Center during the most recent three months as compared to the prior year period.

Consolidated gross profit for the three months ended December 29, 2024 increased by $0.4 million, or 26.4%, compared to the prior year period. Increased gross profit during the period was primarily driven by changes in product mix combined with higher revenue against a fixed cost base at the Applied Optics Center segment, offset by lower gross profit at the Optex Richardson segment on changes in product mix.

Our operating income for the three months ended December 29, 2024 increased by $0.4 million compared to the prior year period. The increase in operating income was primarily driven by higher revenue and gross profit, which outpaced increased general and administrative spending.

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

The table below summarizes our three-month operating results for the periods ended December 29, 2024 and December 31, 2023, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands) Three months ended
	December 29, 2024	December 31, 2023

Net Income (GAAP)	$844	$431
Add:
Depreciation and Amortization	129	92
Federal Income Tax Expense	59	115
Stock Compensation	92	113
Interest Expense	13	7
Adjusted EBITDA - Non GAAP	$1,137	$758

Our net income increased by $0.4 million to $0.8 million for the three months ended December 29, 2024, as compared to $0.4 million for the prior year period. Our adjusted EBITDA increased by $0.4 million to $1.1 million for the three months ended December 29, 2024, as compared to $0.8 million for the prior year period.

The increase is primarily driven by higher revenue and gross profit at the Applied Optics Center segment. Operating segment performance is discussed in greater detail throughout the following sections.

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

During the three months ended December 29, 2024, the Company booked $6.0 million in new orders, representing a 40.6% decrease over the prior year period orders of $10.1 million. The orders for the most recently completed three months consist of $2.6 million for our Optex Richardson segment and $3.3 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the three months ending December 29, 2024 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Three months ended December 29, 2024	Three months ended December 31, 2023	Variance	% Chg
Periscopes	$1.5	$4.9	$(3.4)	(69.4)%
Sighting Systems	0.1	(0.3)	0.4	(133.3)%
Howitzer	-	-	-	-%
Other	1.0	1.6	(0.6)	(37.5)%
Optex Systems – Richardson	2.6	6.2	(3.6)	(58.1)%
Optical Assemblies	0.7	0.9	(0.2)	(22.2)%
Laser Filters	2.4	2.4	-	-%
Day Windows	-	-	-	-%
Other	0.3	0.6	(0.3)	(50.0)%
Applied Optics Center – Dallas	3.4	3.9	(0.5)	(12.8)%
Total Customer Orders	$6.0	$10.1	$(4.1)	(40.6)%

Orders for the Optex Richardson segment decreased by $3.6 million, or 58.1%, from the prior year period, primarily as a result of order timing. We continue to be the sole source supplier on the majority of our backlog and our customers recognize the overall lead time has increased on many of these products. Based on this, our customers are placing periscope orders earlier in anticipation of longer lead times to delivery. For the year ended September 29, 2024, our periscope orders had increased $4 million, or 25.2% and as such our Optex Richardson order backlog remains strong and above the prior period backlog levels. In addition, we have several large proposals in process for which we expect an award in the next three to six months.

Orders for the Applied Optics Center decreased by $0.5 million, or 12.8%, from the prior year period, primarily as a result of order timing. As of February 5, 2025, we have booked an additional $1.1 million in new orders for the Applied Optics Center. Orders for the Applied Optics Center can be somewhat volatile from quarter to quarter depending on factors such as government funding and commercial sales levels of key customers.

Backlog as of December 29, 2024 was $42.0 million as compared to a backlog of $45.0 million as of December 31, 2023, representing a decrease of 6.7%. The following table depicts the current expected delivery by quarter of all contracts awarded as of December 29, 2024, as well as the December 29, 2024 backlog as compared to the backlog on December 31, 2023.

	(Millions)
Product Line	Q2 2025	Q3 2025	Q4 2025	2025 Delivery	2026+ Delivery	Total Backlog 12/29/2024	Total Backlog 12/31/2023	Variance	% Chg
Periscopes	$4.5	$6.5	$6.1	$17.1	$4.2	$21.3	$17.8	$3.5	19.7%
Sighting Systems	0.6	0.5	0.5	1.6	1.8	3.4	4.0	(0.6)	(15.0)%
Howitzer	-	-	-	-	2.3	2.3	2.3	-	-%
Other	0.7	1.2	1.0	2.9	1.1	4.0	5.2	(1.2)	(23.1)%
Optex Systems - Richardson	5.8	8.2	7.6	21.6	9.4	31.0	29.3	1.7	5.8%
Optical Assemblies	0.2	0.5	0.2	0.9	-	0.9	2.5	(1.6)	(64.0)%
Laser Filters	2.6	2.3	0.9	5.8	2.5	8.3	10.5	(2.2)	(21.0)%
Day Windows	0.3	0.2	0.1	0.6	0.2	0.8	1.5	(0.7)	(46.7)%
Other	0.6	0.2	0.1	0.9	0.1	1.0	1.2	(0.2)	(16.7)%
Applied Optics Center - Dallas	3.7	3.2	1.3	8.2	2.8	11.0	15.7	(4.7)	(29.9)%
Total Backlog	$9.5	$11.4	$8.9	$29.8	$12.2	$42.0	$45.0	$(3.0)	(6.7)%

Optex Richardson backlog as of December 29, 2024, was $31.0 million as compared to a backlog of $29.3 million as of December 31, 2023, representing an increase of $1.7 million or 5.8%. The increased backlog for the Optex Richardson segment is primarily driven by higher customer demand for periscopes and the earlier timing of awards from our customers due to the current increased lead times from order to delivery.

Applied Optics Center backlog as of December 29, 2024 was $11.0 million as compared to a backlog of $15.7 million as of December 31, 2023, representing a decrease of $4.7 million or 29.9%. The decrease in backlog for the Applied Optics Center is across all product groups and is primarily attributed to the timing of customer orders. We are anticipating new orders in the near term for delivery in the current fiscal year.

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

Three Months Ended December 29, 2024 Compared to the Three Months Ended December 31, 2023

Revenue. For the three months ended December 29, 2024, revenue increased by $1.2 million or 17.7% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	December 29, 2024	December 31, 2023	Variance	% Chg
Periscopes	$2,903	$1,976	$927	46.9%
Sighting Systems	414	359	55	15.3%
Howitzers	-	-	-	-
Other	98	1,059	(961)	(90.7)%
Optex Systems - Richardson	3,415	3,394	21	0.6%
Optical Assemblies	473	1,226	(753)	(61.4)%
Laser Filters	3,602	1,837	1,765	96.1%
Day Windows	292	161	131	81.4
Other	416	350	66	18.9%
Applied Optics Center - Dallas	4,783	3,574	1,209	33.8%
Total Revenue	$8,198	$6,968	$1,230	17.7%

Optex Richardson revenue increased by $21 thousand or 0.6% for the three months ended December 29, 2024 as compared to the prior year period with higher revenue in periscopes and sighting systems, offset by lower revenue on other product line, which include collimators, beamsplitters and objective cells and mirror assemblies. Based on our current backlog, we expect revenues to increase across all Optex Richardson product lines over the next three quarters.

Applied Optics Center revenue increased by $1.2 million or 33.8% for the three months ended December 29, 2024 as compared to the prior year period. The revenue increase is primarily attributable to military spending on filters, day windows and other, partially offset by lower revenue from commercial optical assemblies during the three months ended December 29, 2024 as compared to the prior year period.

Gross Margin. The gross margin during the three-month period ended December 29, 2024 was 26.0% of revenue as compared to a gross margin of 24.2% of revenue for the prior year period. The increase in gross profit is primarily attributable to higher revenue against a fixed cost base combined with changes in product mix between segments. Cost of sales increased to $6.1 million for the recently completed period as compared to the prior year period of $5.3 million due to higher revenue.

G&A Expenses. During the three months ended December 29, 2024 and December 31, 2023, we recorded operating expenses of $1.2 million and $1.1 million, respectively. Operating expenses increased by 7.2% over the prior year period primarily due to increases in royalties and selling expenses over the prior year period.

Operating Income. During the three months ended December 29, 2024, we recorded operating income of $0.9 million, as compared to operating income of $0.6 million during the three months ended December 31, 2023. The $0.4 million increase in operating income is primarily due to higher revenue and gross profit, slightly offset by increased general and administrative spending.

Liquidity and Capital Resources

As of December 29, 2024, Optex Systems Holdings had working capital of $15.9 million, as compared to $15.1 million as of September 29, 2024. During the three months ended December 29, 2024, we generated operating cash of $2.8 million, primarily driven by higher net income and collections against accounts receivable. During the three months ended December 29, 2024, we paid $1.0 million against the credit facility.

The Company has capital commitments of $110 thousand for the purchase of property and equipment.

Backlog as of December 29, 2024 was $42.0 million as compared to $45.0 million as of December 31, 2023, representing a decrease of 6.7%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At December 29, 2024, the Company had approximately $2.5 million in cash and no draws against our revolving credit line. As of December 29, 2024, our outstanding accounts receivable balance was $1.7 million, which has been collected during the second quarter of fiscal 2025.

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

On January 18, 2024, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line and entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). The Company acquired the assets using $1 million cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement was one year, subject to additional one-year renewal terms. After the acquisition, the Company determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units under the original contract manufacturing agreement. RUB will continue to provide the Company with purchased kit parts for the manufacture of the Speedtracker Mach products.

The acquisition included transaction costs of $30 thousand. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of September 29, 2024, it was determined that the earnout revenue milestone was unlikely to be achieved during the earnout period and the fair value of the contingent liability was zero. The asset will be amortized on a straight-line basis over a seven-year period.

We refer to “Note 5 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated Common Area Maintenance (“CAM”) payments under such leases as of December 29, 2024, which disclosure is incorporated herein by reference.

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

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of December 29, 2024, the interest rate was 7.35% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of December 29, 2024, there was zero borrowed under the Credit Facility. As of December 29, 2024, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

On September 22, 2021 the Company announced authorization for an additional $1 million stock repurchase program. As of September 29, 2024, there was an authorized balance of $560 thousand remaining to be spent against the repurchase program. During the three months ended December 29, 2024, there were no stock repurchases against the plan.

During the three months ended December 29, 2024 the Company declared and paid no dividends. As of December 29, 2024, there are no outstanding declared and unpaid dividends.

Critical Accounting Estimates

A critical accounting estimate is an estimate that:

●	is made in accordance with generally accepted accounting principles,

●	involves a significant level of estimation uncertainty, and

●	has had or is reasonably likely to have a material impact on the company’s financial condition or results of operation.

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 29, 2024.

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of December 29, 2024, the Company had accrued warranty costs of $22 thousand, as compared to $52 thousand as of September 29, 2024. The primary reason for the $30 thousand decrease in reserve balances relates to lower-than-expected warranty returns on product deliveries during the three months ended December 29, 2024.

As of December 29, 2024 and September 29, 2024, we had $213 thousand, and $259 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three months ended December 29, 2024, the Company recognized $7 thousand in loss reserves on new contract awards, made shipments resulting in reductions of $53 thousand against existing loss reserves.

As of December 29, 2024 and September 29, 2024, Optex Systems, Inc. has a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.7 million, for a net deferred tax asset of $0.9 million. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 29, 2024, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 29, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended December 29, 2024.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Agreement (Directors)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 10, 2025	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 10, 2025	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

