Form 10-Q
period 2025-03-30
Optex Systems Holdings Inc
filed 2025-05-13
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2025: 6,912,919 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 30, 2025

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 2025 (UNAUDITED) AND SEPTEMBER 29, 2024	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2025 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 30, 2025 (UNAUDITED) AND THE SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2025 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	March 30, 2025	September 29, 2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$3,531	$1,009
Accounts Receivable, Net	4,238	3,764
Inventory, Net	13,922	14,863
Contract Asset	183	219
Prepaid Expenses	406	217

Current Assets	22,280	20,072

Property and Equipment, Net	1,568	1,292

Other Assets
Deferred Tax Asset	752	947
Intangible Assets, Net	884	951
Right-of-use Asset	1,970	2,233
Security Deposits	23	23

Other Assets	3,629	4,154

Total Assets	$27,477	$25,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,728	$1,177
Credit Facility	-	1,000
Operating Lease Liability	644	638
Federal Income Taxes Payable	-	74
Accrued Expenses	1,310	1,258
Accrued Selling Expense	224	237
Accrued Warranty Costs	106	52
Contract Loss Reserves	226	259
Customer Advance Deposits	168	255

Current Liabilities	4,406	4,950

Other Liabilities
Operating Lease Liability, net of current portion	1,487	1,760

Other Liabilities	1,487	1,760

Total Liabilities	5,893	6,710

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,896,738 and 6,873,938 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,629	21,465
Accumulated Deficit	(52)	(2,664)

Stockholders’ Equity	21,584	18,808

Total Liabilities and Stockholders’ Equity	$27,477	$25,518

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Revenue	$10,730	$8,523	$18,928	$15,492

Cost of Sales	7,369	5,966	13,439	11,250

Gross Profit	3,361	2,557	5,489	4,242

General and Administrative Expense	1,124	1,201	2,336	2,333

Operating Income	2,237	1,356	3,153	1,909

Interest Income (Expense)	1	(9)	(12)	(16)

Income Before Taxes	2,238	1,347	3,141	1,893

Income Tax Expense, net	470	285	529	400

Net Income	$1,768	$1,062	$2,612	$1,493

Basic income per share	$0.26	$0.16	$0.38	$0.22

Weighted Average Common Shares Outstanding - basic	6,871,960	6,768,236	6,842,949	6,717,592

Diluted income per share	$0.26	$0.16	$0.38	$0.22

Weighted Average Common Shares Outstanding – diluted	6,893,231	6,823,155	6,902,912	6,774,542

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Six months ended
	March 30, 2025	March 31, 2024

Cash Flows from Operating Activities:
Net Income	$2,612	$1,493

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	255	209
Stock Compensation Expense	164	270
Deferred Tax	196	47
Accounts Receivable	(475)	(56)
Inventory	941	(1,530)
Contract Asset	36	86
Prepaid Expenses	(190)	(185)
Leases	(4)	5
Accounts Payable and Accrued Expenses	602	1,063
Federal Income Taxes Payable	(74)	(247)
Accrued Warranty Costs	54	(6)
Accrued Selling Expense	(12)	(78)
Customer Advance Deposits	(87)	-
Estimated Contract Losses Accrued	(33)	(93)
Total Adjustments	1,373	(515)
Net Cash provided by Operating Activities	3,985	978

Cash Flows from Investing Activities
Purchase of Intangible Assets	(10)	(1,030)
Purchases of Property and Equipment	(453)	(167)
Net Cash used in Investing Activities	(463)	(1,197)

Cash Flows from Financing Activities
Borrowing from Credit Facility	-	500
Payments to Credit Facility	(1,000)	(1,000)
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	-	(164)
Net Cash used in Financing Activities	(1,000)	(664)

Net Increase (Decrease) in Cash and Cash Equivalents	2,522	(883)
Cash and Cash Equivalents at Beginning of Period	1,009	1,204
Cash and Cash Equivalents at End of Period	$3,531	$321

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Taxes	608	758
Cash Paid for Interest	12	12

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended March 30, 2025
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at December 30, 2024	6,896,738	$7	$21,557	$(1,820)	$19,744
Stock Compensation Expense	-	-	72	-	72
Net Income	-	-	-	1,768	1,768

Balance at March 30, 2025	6,896,738	$7	$21,629	$(52)	$21,584

	Three months ended March 31, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at January 1, 2024	6,823,693	$7	$21,371	$(6,001)	$15,377
Stock Compensation Expense	-	-	157	-	157
Vested Restricted Stock Units Issued Net of Tax Withholding	20,669	-	(137)	-	(137)
Net Income	-	-	-	1,062	1,062

Balance at March 31, 2024	6,844,362	$7	$21,391	$(4,939)	$16,459

	Six months ended March 30, 2025
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at September 30, 2024	6,873,938	$7	$21,465	$(2,664)	18,808
Stock Compensation Expense	-	-	164	-	164
Restricted Shares Issued(1)	22,800	-	-	-	-
Net Income	-	-	-	2,612	2,612

Balance at March 30, 2025	6,896,738	$7	$21,629	$(52)	$21,584

	Six months ended March 31, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860

Stock Compensation Expense	-	-	270	-	270
Vested Restricted Stock Units Issued Net of Tax Withholding	81,292	-	(164)	-	(164)
Net Income	-	-	-	1,493	1,493

Balance at March 31, 2024	6,844,362	$7	$21,391	$(4,939)	$16,459

(1)	Restricted share grant on November 5, 2024 to independent board members of 7,600 shares each, vesting on January 1, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Its products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the six months ended March 30, 2025 were derived from the U.S. government (32%), five major U.S. defense contractors (20%, 6%, 6%, 6% and 5%, respectively), one commercial customer (5%) and all other customers (20%). Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of March 30, 2025, Optex Systems Holdings operated with 141 full-time equivalent employees.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optex Systems, Inc. All significant inter company balances and transactions have been eliminated in consolidation.

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

Inventory: As of March 30, 2025 and September 29, 2024, inventory included:

	(Thousands)
	March 30, 2025	September 29, 2024
Raw Material	$8,073	$9,460
Work in Process	6,207	5,954
Finished Goods	707	556
Gross Inventory	$14,987	$15,970
Less: Inventory Reserves	(1,065)	(1,107)
Net Inventory	$13,922	$14,863

Concentration of Credit Risk: The Company’s accounts receivables as of March 30, 2025 consist of U.S. government agencies (28%), five major U.S. defense contractors (27%, 10%, 6%, 6%, and 5%, respectively) and all other customers (18%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: The Company accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of March 30, 2025, and September 29, 2024, the Company had warranty reserve balances of $106 and $52, respectively.

	(Thousands)
	Three months ended		Six Months ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Beginning balance	$22	$48	$52	$75

Incurred costs for warranties satisfied during the period	-	(5)	-	(37)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	13	26	25	64
Change in estimate for pre-existing warranty liabilities(2)	71	-	29	(33)
Warranty Expense	84	26	54	31

Ending balance	$106	$69	$106	$69

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and six months ended March 30, 2025, we recognized $126 thousand and $252 thousand in service contract revenue. During the three and six months ended March 31, 2024, we recognized $115 thousand and $231 thousand in service contract revenue.

During the three and six-month periods ended March 30, 2025, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $42 thousand and $87 thousand. During the three and six-month periods ended March 31, 2024, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $1 thousand and $223 thousand. As of March 30, 2025 and September 29, 2024 we had $168 thousand and $255 thousand in customer deposit liabilities.

As of March 30, 2025 and September 29, 2024, there was $224 thousand and $237 thousand in accrued selling expenses and $183 thousand and $219 thousand in contract assets related to a contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries which began in the fourth quarter of fiscal year 2023 and extend into fiscal year 2026.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. One of these long-term contracts has an option year ordering period ending in February 2025 with deliveries that may extend into February 2026. As of March 30, 2025 and September 29, 2024, the accrued contract loss reserves were $226 and $259 thousand, respectively. During the three and six months ended March 30, 2025, the Company recognized $11 thousand and $18 thousand in loss reserves on new contract awards, changes in estimates for the contract loss reserves of ($10) thousand and $4 thousand and applied reserves of $8 thousand and $47 thousand to cost of sales against revenues booked during the periods, respectively. During the three and six months ended March 31, 2024, the Company recognized a gain on changes in estimates for the contract loss reserves of $120 thousand and $30 thousand and applied reserves of $38 thousand and $63 thousand to cost of sales against revenues booked during the periods, respectively.

Income Tax/Deferred Tax: As of March 30, 2025 and September 29, 2024, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.7 million, for a net deferred tax asset of $0.8 and $0.9 million, respectively. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control. During the six months ended March 30, 2025, our deferred tax assets decreased by $195 thousand related to temporary tax adjustments.

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

For the three and six months ended March 30, 2025, 22,800 shares of unvested restricted stock and 59,000 unvested restricted stock units (which convert to an aggregate of 21,271 and 59,963 incremental shares), respectively, were included in the diluted earnings per share calculation. For the three and six months ended March 31, 2024, 60,000 shares of unvested restricted stock and 39,000 unvested restricted stock units (which convert to an aggregate of 54,919 and 56,950 incremental shares), respectively, were included in the diluted earnings per share calculation.

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

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Richardson segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which include segment direct manufacturing and general and administrative costs but exclude profits that would apply to third party external customers.

Optex Richardson – Richardson, Texas

Optex Richardson revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 100% of the external segment revenue for the six months ended March 30, 2025. The Optex Richardson segment revenue is comprised of approximately 89% domestic military customers and 11% foreign military customers. For the six months ended March 30, 2025, Optex Richardson represented 51% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (25%), two major U.S. defense contractors (16%) and (5%), and all other customers (5%).

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of March 30, 2025, the Richardson facility operated with 91 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 6% and military sales to prime and subcontracted customers represented approximately 94% of the external segment revenue for the six months ended March 30, 2025. Approximately 94% of the AOC revenue was derived from external customers and approximately 6% was related to intersegment sales to Optex Richardson in support of military contracts. For the six months ended March 30, 2025, AOC represented 49% of the Company’s total consolidated revenue and consisted of revenue from the U.S. Government (6%), four major defense contractors (6%), (6%), (6%) and (5%), one commercial customer (5%), and all other customers (15%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of March 31, 2024, AOC operated with 50 full-time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$6,319	$4,411	$-	$10,730
Intersegment revenues	-	322	(322)	-
Total revenue	$6,319	$4,733	$(322)	$10,730

Interest (income) expense	$-	$-	$(1)	$(1)

Depreciation and amortization	$67	$59	$-	$126

Income before taxes	$1,111	$1,198	$(71)	$2,238

Other significant noncash items:
Allocated home office expense	$(328)	$328	$-	$-
Stock compensation expense	$-	$-	$72	$72
Warranty expense	$-	$84	$-	$84

Segment assets	$19,313	$8,164	$-	$27,477
Expenditures for segment assets	$134	$-	$-	$134

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended March 31, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,274	$4,249	$-	$8,523
Intersegment revenues	-	231	(231)	-
Total revenue	$4,274	$4,480	$(231)	$8,523

Interest expense	$-	$-	$9	$9

Depreciation and amortization	$38	$79	$-	$117

Income (loss) before taxes	$393	$1,120	$(166)	$1,347

Other significant noncash items:
Allocated home office expense	$(337)	$337	$-	$-
Stock compensation expense	$-	$-	$157	$157
Warranty expense	$-	$26	$-	$26

Segment assets	$15,155	$8,643	$-	$23,798
Expenditures for segment assets	$1,139	$-	$-	$1,139

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$9,734	$9,194	$-	$18,928
Intersegment revenues	-	593	(593)	-
Total revenue	$9,734	$9,787	$(593)	$18,928

Interest expense	$-	$-	$12	$12

Depreciation and amortization	$131	$124	$-	$255

Income before taxes	$826	$2,491	$(176)	$3,141

Other significant noncash items:
Allocated home office expense	$(655)	$655	$-	$-
Stock compensation expense	$-	$-	$164	$164
Warranty expense	$-	$54	$-	$54

Segment assets	$19,313	$8,164	$-	$27,477
Expenditures for segment assets	$218	$245	$-	$463

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended March 31, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$7,669	$7,823	$-	$15,492
Intersegment revenues	-	418	(418)	-
Total revenue	$7,669	$8,241	$(418)	$15,492

Interest expense	$-	$-	$16	$16

Depreciation and amortization	$48	$161	$-	$209

Income (loss) before taxes	$409	$1,770	$(286)	$1,893

Other significant noncash items:
Allocated home office expense	$(680)	$680	$-	$-
Stock compensation expense	$-	$-	$270	$270
Warranty expense	$17	$14	$-	$31

Segment assets	$15,155	$8,643	$-	$23,798
Expenditures for segment assets	$1,172	$25	$-	$1,197

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

The Company leases its office and manufacturing facilities for the Optex Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included two months of rent abatement for April and May of 2021. The monthly rent includes approximately $12 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The leased facility under the Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term includes 2 months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125 thousand standby letter of credit. The monthly rent includes approximately $9 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month.

As of March 30, 2025, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate

2025 Base year lease	171	153	7	331	146
2026 Base year lease	346	313	4	663	293
2027 Base year lease	357	322	-	679	298
2028 Base year lease	241	330	-	571	213
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,115	$1,201	$11	$2,327	$980
Imputed interest on lease payments (1)	(87)	(109)	-	(196)
Total Operating Lease Liability(2)	$1,028	$1,092	$11	$2,131

Right-of-use Asset(3)	$944	$1,015	$11	$1,970

(1)	Assumes a discount borrowing rate of 5.0% on the lease amendments effective as of January 11, 2021.

(2)	Short-term and Long-term portion of Operating Lease Liability is $644 thousand and $1,487 thousand, respectively.

(3)	Includes $161 thousand of unamortized deferred rent.

Total expense under both facility lease agreements for the three months ended March 30, 2025 and March 31, 2024 was $245 and $241 thousand, respectively. Total office equipment rentals included in operating expenses was $7 and $8 thousand for the three months ended March 30, 2025 and March 31, 2024, respectively.

Total expense under both facility lease agreements for the six months ended March 30, 2025 and March 31, 2024 was $469 and $457 thousand, respectively. Total office equipment rentals included in operating expenses was $14 thousand and $13 thousand for the six months ended March 30, 2025 and March 31, 2024, respectively.

Note 5 - Debt Financing

Credit Facility — Texas Capital Bank

On March 22, 2023, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Company a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”).

The commitment period for advances under the Texas Capital Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Texas Capital Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of March 30, 2025 the interest rate was 7.07% per annum.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Company as collateral. The Company’s obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125 thousand Letter of Credit sublimit. The Company was in compliance with all covenants as of March 30, 2025.

The outstanding balance under the Texas Capital Facility was zero as of March 30, 2025 and $1.0 million as of September 29, 2024.

For the three months and six months ended March 30, 2025, the total interest expense under the above facility was ($1) thousand and $12 thousand, respectively.

Note 6 -Stock Based Compensation

Restricted Stock, Restricted Stock Units and Performance Shares issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	2.37
Granted	40,500	7.17	-	-	-	-
Vested	(13,000)	3.06	(60,000)	2.20	(135,000)	2.37
Forfeited	-	-	-	-	-	-
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	-
Granted	-	-	22,800	8.10	-	-
Vested	-	-	(60,000)	2.20	-	-
Forfeited	(7,500)	5.19	-	-	-	-
Outstanding at March 30, 2025	59,000	$5.61	22,800	$8.10	-	$-

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

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 7.7% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $258 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. On June 4, 2024 there was an additional grant of 500 restricted stock units to one employee with a fair value of $4 thousand. The 500 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date. On July 3, 2024 there was an additional grant of 1,000 restricted stock units to one employee with a fair value of $7 thousand. The 1,000 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date.

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

As of March 30, 2025, there were 59,000 unvested restricted stock units outstanding.

Restricted Shares

On April 30, 2020, the Board of Directors voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vested 50% on each of December 31, 2023 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortized the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. On January 1, 2025 60,000 restricted shares were vested.

On November 5, 2024, the Board of Directors approved the following Board compensation for the three independent directors, effective January 1, 2025: (a) a cash retainer of $44,000, paid quarterly, and (b) $66,000 in restricted stock awarded under the 2023 Equity Incentive Plan, with 100% vesting on January 1, 2026, the share price calculated on the basis of the 10-day VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 5, 2024 and consisted of 7,600 shares of restricted stock for each independent director. The total fair value for the 22,800 shares was $185 thousand based on the stock price of $8.10 as of November 5, 2024. As of March 30, 2025, there were 22,800 of such unvested restricted shares outstanding which will vest on January 1, 2026.

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

As of March 30, 2025, there were no performance shares remaining to vest.

The assumptions and results for the Monte Carlo simulation employed for the performance shares are as follows:

Assumptions
Performance Period Start	10/2/2023
Performance Period End	10/1/2028
Term of simulation (1)	5.42 years
Time steps in simulation	1,365
Time steps per year	252
Common share price at valuation date (2)	$3.04
Dividend yield (3)	0.0%
Volatility (annual) (4)	50.0%
Risk-free rate (annual) (5)	3.37%
Cost of equity (6)	11.5%

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Number of performance shares in the Tranche (1)	27,000	27,000	27,000	27,000	27,000
Derived Service Period (Years) (7)	0.71	1.13	1.60	2.06	2.48
Fair Value of One Performance share (7)	$2.75	$2.58	$2.39	$2.18	$1.93
Total Fair Value of Tranche	$74,345	$69,742	$64,446	$58,819	$52,238

(1)	Based on the terms of the Performance Shares agreement issued by the Company on May 3, 2023.
(2)	Closing price of OPXS shares on the Valuation Date, as obtained via S&P Capital IQ.
(3)	Expected dividends provided by management.
(4)	Based on historical volatility of OPXS and comparable public companies.
(5)	Interest rate for US Treasury commensurate with the Performance Shares holding period, as of the Valuation Date, as obtained via S&P Capital IQ.
(6)	Estimated cost of equity for OPXS as of the Valuation Date.
(7)	Based on Monte Carlo simulation.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	September 29, 2024

Restricted Shares	$40	$33	$99	$73	$119	$33
Performance Shares	-	116	-	180	-	-
Restricted Stock Units	32	8	65	17	218	284
Total Stock Compensation	$72	$157	$164	$270	$337	$317

Note 7 – Asset Purchase of Intellectual Property

On January 18, 2024, Optex Systems Holdings, Inc., through its wholly owned subsidiary Optex Systems, Inc. (collectively, the “Company”), entered into an asset purchase agreement and a contract manufacturing agreement with RUB Aluminium s.r.o. (“RUB”). Under the agreements, the Company acquired certain intellectual property and technical and marketing information relating to the Speedtracker Mach product line, which is primarily used for firearm projectile speed detection, measuring and tracking. RUB may continue to manufacture Speedtracker Mach products on behalf of the Company. The Company acquired the assets using $1 million cash on hand, with potential additional future cash payments based on successful completion of defined milestones. The initial term of the contract manufacturing agreement is one year, subject to additional one-year renewal terms to which both parties must agree. Subsequent to the acquisition, the Company has determined it would be more economical to move the manufacturing operations in house and is no longer ordering assembled units against the contract manufacturing agreement.

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

Subsequent to the asset purchases, the Company invested an additional $30 thousand for software app development for the Speedtracker product. The software app development will be amortized on a straight-line basis over three years.

Unlike indefinite-lived intangible assets and goodwill, which are required to be tested for impairment at least annually, ASC 360-10 does not require annual impairment testing for long-lived assets that are held and used. Instead, a long-lived asset (asset group) that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative. Due to delays in the Speedtracker product line launch during the twelve months ended September 29, 2024, the Company reviewed the recoverability of the intangible assets as of September 29, 2024 and found no impairment. We continue to monitor the recoverability of the asset as we launch the product in April 2025 and move to full production levels over the next six months.

As of March 30, 2025 and September 29, 2024 the value of intangible assets was:

	March 30, 2025	September 29, 2024

Intangible Assets – Intellectual Property Acquisition	$1,030	$1,030
Software App Development	30	20
Amortization of Intangible Assets	(176)	(99)
Net Intangible Assets	$884	$951

Note 8 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and six months ended March 30, 2025 or the twelve months ended September 29, 2024.

Common Stock

During the three and six months ended March 30, 2025 and March 31, 2024, there were zero common shares repurchased under the program.

During the three and six months ended March 31, 2024, the Company issued 20,669 and 81,292 shares to Danny Schoening and Karen Hawkins in settlement of 27,000 and 108,000 performance shares which vested during the three and six months, respectively. The shares were issued net of 6,331 and 26,708 shares withheld for taxes.

During the three and six months ended March 30, 2025, the Company issued 0 and 22,800 restricted shares to the three independent board members which will vest on January 1, 2026.

As of March 30, 2025, and September 29, 2024, the total outstanding common shares were 6,896,738 and 6,873,938, respectively.

Note 9 - Subsequent Events

On May 1, 2025, there were 23,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on May 1, 2023 and May 1, 2024 which resulted in 16,181 shares issued to ten employees, net of tax withheld of $43 thousand.

On May 1, 2025, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under its 2023 Equity Incentive Plan. As of the grant date, assuming a 12.8% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $216 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 29, 2024 and our unaudited consolidated financial statements and notes thereto for the quarter ended March 30, 2025, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Material Trends and Recent Developments

The Optex Richardson segment has numerous fixed price multi-year contracts covering delivery periods up to five years from the contract award. Approximately 7% of our Optex Richardson segment backlog are for items priced prior to 2021. Since the year 2021, we have experienced substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected the Optex Richardson segment margins for deliveries against those orders during the three and six months ended March 30, 2025 and which are expected to continue to have a negative effect on the margins generated under several of our long-term fixed contracts through the first fiscal quarter of 2026. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended September 29, 2024.

We experienced significant material shortages during the fiscal year ended October 1, 2023 into the first half of fiscal year ended September 29, 2024 from several significant suppliers of our periscope covers and housings. These shortages affected several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages during the first half of the fiscal year ended September 29, 2024, negatively impacted our production levels and pushed expected delivery dates into fiscal year 2025. We have obtained an alternative source for one of our key components and expedited our other suppliers to support the increased production levels.

We have seen improvements in the local labor market since 2023 and increased our direct labor force and employee overtime in concert with improvements in our supplier delivery performance. Further, we have invested in additional machinery and equipment and other process improvements to increase production capacity and alleviate process bottlenecks. In the first six months of fiscal year 2025, we have increased our periscope production levels by 50% over the 2024 fiscal year level. While we are encouraged by improvements in supplier performance and available manpower for the Optex Richardson segment periscope line which yielded increased revenue performance during fiscal year 2024 and 2025, we have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

We currently do not anticipate any significant material risks as a result of the recent tariff uncertainties. Our defense products are primarily sourced domestically, but those which are imported are primarily duty free.  We produce some commercial optical assemblies with selective components sourced from Taiwan; however, our existing customer backlog is covered with existing material in inventory. We anticipate any future orders for these commercial products will have updated pricing inclusive of any tariff impact.

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

The table below summarizes our three and six-month operating results for the periods ended March 30, 2025 and March 31, 2024, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Six months ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Net Income (GAAP)	$1,768	$1,062	$2,612	$1,493
Add:
Federal Income Tax Expense	470	285	529	400
Depreciation and Amortization	126	117	255	209
Stock Compensation	72	157	164	270
Interest (Income) Expense	(1)	9	12	16
Adjusted EBITDA - Non GAAP	$2,435	$1,630	$3,572	$2,388

Our net income increased by $0.7 million to $1.8 million for the three months ended March 30, 2025, as compared to net income of $1.1 million for the prior year period. Our adjusted EBITDA increased by $0.8 million to $2.4 million for the three months ended March 30, 2025, as compared to adjusted EBITDA of $1.6 million for the prior year period.

Our net income increased by $1.1 million to $2.6 million for the six months ended March 30, 2025, as compared to net income of $1.5 million for the prior year period. Our adjusted EBITDA increased by $1.2 million to $3.6 million for the six months ended March 30, 2025, as compared to adjusted EBITDA of $2.4 million for the prior year period.

The increase in net income and adjusted EBITDA for the most recent three and six-month periods compared to the prior year periods is primarily driven by increased revenue and gross profit. Operating segment performance is discussed in greater detail throughout the following sections.

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	March 30, 2025				March 31, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$6,319	4,411	-	10,730	$4,274	$4,249	$-	$8,523
Intersegment Revenues	-	322	(322)	-	-	231	(231)	-
Total Segment Revenue	6,319	4,733	(322)	10,730	4,274	4,480	(231)	8,523

Total Cost of Sales	4,667	3,024	(322)	7,369	3,346	2,851	(231)	5,966

Gross Profit	1,652	1,709	-	3,361	928	1,629	-	2,557
Gross Margin %	26.1%	36.1%	-	31.3%	21.7%	36.4%	-	30.0%

General and Administrative Expense	869	183	72	1,124	872	172	157	1,201
Segment Allocated G&A Expense	(328)	328	-	-	(337)	337	-	-
Net General & Administrative Expense	541	511	72	1,124	535	509	157	1,201

Operating Income	1,111	1,198	(72)	2,237	393	1,120	(157)	1,356
Operating Income %	17.6%	25.3%	-	20.8%	9.2%	25.0%	-	15.9%

Interest Income (Expense)	-	-	1	1	-	-	(9)	(9)

Net Income before taxes	$1,111	1,198	(71)	2,238	$393	$1,120	$(166)	$1,347
Net Income%	17.6%	25.3%	-	20.9%	9.2%	25.0%	-	15.8%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Six months ended
	March 30, 2025				March 31, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	9,734	9,194	-	18,928	$7,669	$7,823	$-	$15,492
Intersegment Revenues	-	593	(593)	-	-	418	(418)	-
Total Segment Revenue	9,734	9,787	(593)	18,928	7,669	8,241	(418)	15,492

Total Cost of Sales	7,555	6,277	(593)	13,439	6,187	5,481	(418)	11,250

Gross Profit	1,979	3,510	-	5,489	1,482	2,760	-	4,242
Gross Margin %	20.3%	35.9%	-	29.0%	19.3%	33.5%	-	27.4%

General and Administrative Expense	1,808	364	164	2,336	1,753	310	270	2,333
Segment Allocated G&A Expense	(655)	655	-	-	(680)	680	-	-
Net General & Administrative Expense	1,153	1,019	164	2,336	1,073	990	270	2,333

Operating Income	826	2,491	(164)	3,153	409	1,770	(270)	1,909
Operating Income %	8.5%	25.5%	-	16.7%	5.3%	21.5%	-	12.3%

Interest Expense	-	-	(12)	(12)	-	-	(16)	(16)

Income before taxes	826	2,491	(176)	3,141	$409	$1,770	$(286)	$1,893
Income before taxes %	8.5%	25.5%	-	16.6%	5.3%	21.5%	-	12.2%

For the three months ended March 30, 2025, our total revenues increased by $2.2 million, or 25.9%, compared to the prior year period. The increase in revenue was primarily driven increased periscope production capacity at the Optex Richardson segment and higher customer demand for laser filters at the Applied Optics Center.

For the six months ended March 30, 2025, our total revenues increased by $3.4 million, or 22.2%, compared to the prior year period. The increase in revenue was primarily driven increased periscope production capacity at the Optex Richardson segment and higher customer demand for laser filters at the Applied Optics Center.

Consolidated gross profit for the three months ended March 30, 2025 increased by $0.8 million, or 31.4%, compared to the prior year period. Consolidated gross profit for the six months ended March 30, 2025 increased by $1.2 million, or 29.4%, compared to the prior year period.

The increase in the most recent three and six-month period gross margin was primarily attributable to increased revenue and higher absorption of fixed costs across the higher revenue base.

Our operating income for the three months ended March 30, 2025 increased by $0.9 million, or 65.0%, compared to the prior year period. The increase in operating income was primarily driven by higher revenue and gross profit combined with lower general and administrative costs.

Our operating income for the six months ended March 30, 2025 increased by $1.2 million, or 65.2%, compared to the prior year period. The increase in operating income was primarily driven by higher revenue and gross profit across both operating segments.

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

During the six months ended March 30, 2025, the Company booked $15.7 million in new orders, representing a (12.3%) decrease over the prior year period. The decrease in orders is primarily attributable to a (19.8%) decrease in the Optex Richardson segment orders over the prior year period. The Applied Optics Center orders remained flat as compared to the prior year period.

The following table depicts the new customer orders for the six months ending March 30, 2025 as compared to the prior year period in millions of dollars by segment and product line:

	(Millions)
Product Line	Six months ended March 30, 2025	Six months ended March 31, 2024	Variance	% Chg
Periscopes	$6.7	$8.7	$(2.0)	(23.0)%
Sighting Systems	0.4	0.4	-	-%
Other	1.8	2.0	(0.2)	(10.0)%
Optex Richardson	8.9	11.1	(2.2)	(19.8)%
Optical Assemblies	0.7	1.0	(0.3)	(30.0)%
Laser Filters	4.3	4.6	(0.3)	(6.5)%
Day Windows	0.6	0.1	0.5	500.0%
Other	1.2	1.1	0.1	9.1%
Applied Optics Center	6.8	6.8	-	-%
Total Customer Orders	$15.7	$17.9	$(2.2)	(12.3)%

During the current year six-month period, Optex Richardson orders decreased by $2.2 million, or (19.8%) as compared to the prior year period. The primary reason for the decrease relates to the timing of order releases against our periscope and other contracts. We have seen an increase in proposal requests over the last three months and expect additional orders to be forthcoming over the next three to six months.

Backlog as of March 30, 2025 was $41.1 million, compared to a backlog of $44.2 million as of March 31, 2024 and as of September 29, 2024, representing a decrease of ($3.1) million, or (7.0%). The following table depicts the current expected delivery by period of all contracts awarded as of March 30, 2025 in millions of dollars:

Product Line	Q3 2025	Q4 2025	2025 Delivery	2026+ Delivery	Total Backlog 3/30/2025	Total Backlog 3/31/2024	Variance	% Chg
Periscopes	$6.0	$5.8	$11.8	$9.3	$21.1	$18.9	$2.2	11.6%
Sighting Systems	0.3	0.3	0.6	2.9	3.5	4.5	(1.0)	(22.2)%
Howitzer	-	-	-	2.3	2.3	2.3	-	-%
Other	0.7	1.6	2.3	1.8	4.1	4.2	(0.1)	(2.4)%
Optex Richardson	7.0	7.7	14.7	16.3	31.0	29.9	1.1	3.7%
Optical Assemblies	0.3	0.1	0.4	-	0.4	1.5	(1.1)	(73.3)%
Laser Filters	2.7	2.5	5.2	2.1	7.3	10.2	(2.9)	(28.4)%
Day Windows	0.1	0.3	0.4	0.7	1.1	1.4	(0.3)	(21.4)%
Other	1.0	0.1	1.1	0.2	1.3	1.2	0.1	8.3%
Applied Optics Center	4.1	3.0	7.1	3.0	10.1	14.3	(4.2)	(29.4)%
Total Backlog	$11.1	$10.7	$21.8	$19.3	$41.1	$44.2	$(3.1)	(7.0)%

Optex Richardson backlog as of March 30, 2025 was $31.0 million as compared to a backlog of $29.9 million as of March 31, 2024, representing an increase of $1.1 million or 3.7%.

Applied Optics Center backlog as of March 30, 2025, was $10.1 million as compared to a backlog of $14.3 million as of March 31, 2024, representing a decrease of ($4.2) million or (29.4%). Subsequent to the six-month period ended March 30, 2025, on April 9, 2025, the Company announced a $5.7 million award for laser filter units for the Applied Optics Center to be delivered between August 2025 and December 2026 which would bring Total Backlog to $46.8.

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

Three Months Ended March 30, 2025 Compared to the Three Months Ended March 31, 2024

Revenues. For the three months ended March 30, 2025, revenues increased by $2.2 million or 25.9 % compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	March 30, 2025	March 31, 2024	Variance	% Change
Periscopes	$5,432	$2,695	$2,737	101.6%
Sighting Systems	321	212	109	51.4%
Other	566	1,367	(801)	(58.6)%
Optex Richardson	6,319	4,274	2,045	47.8%
Optical Assemblies	504	1,063	(559)	(52.6)%
Laser Filters	2,951	2,429	522	21.5%
Day Windows	285	190	95	50.0%
Other	671	567	104	18.3%
Applied Optics Center - Dallas	4,411	4,249	162	3.8%
Total Revenue	$10,730	$8,523	$2,207	25.9%

Optex Richardson revenue increased by $2.0 million or 47.8% for the three months ended March 30, 2025 as compared to the prior year period on increased production volume on our periscope product line.

Applied Optics Center revenue increased by $0.2 million or 3.8% for the three months ended March 30, 2025 as compared to the prior year period. The revenue increase was primarily driven by increased customer demand for military products, partially offset by a reduction in our commercial optical assemblies.

Gross Profit. Gross margin during the three-month period ended March 30, 2025 was 31.3% of revenue as compared to a gross margin of 30.0% of revenue for the prior year period. Gross profit increased by $0.8 million to $3.4 million for the three months ended March 30, 2025 as compared to $2.6 million in the prior year three months. The increase in gross profit is primarily attributable to increased revenue and higher fixed costs absorption across both operating segments. Cost of sales increased to $7.4 million for the current period as compared to the prior year period of $6.0 million on higher revenue.

G&A Expenses. During the three months ended March 30, 2025 and March 31, 2024, we recorded operating expenses of $1.1 million and $1.2 million, respectively. Operating expenses decreased $0.1 million in the current year period as compared with the prior year period on lower stock compensation expenses.

Operating Income. During the three months ended March 30, 2025, we recorded operating income of $2.2 million, as compared to operating income of $1.4 million during the three months ended March 31, 2024. The $0.8 million increase in operating income for the current year period from the prior year period is primarily due to higher revenue and gross profit and lower general and administrative costs during the current year period.

Six Months Ended March 30, 2025 Compared to the Six Months Ended March 31, 2024

Revenues. For the six months ended March 30, 2025, revenues increased by $3.4 million or 22.2% compared to the prior year period as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	March 30, 2025	March 31, 2024	Variance	% Change
Periscopes	$8,335	$4,671	$3,664	78.4%
Sighting Systems	734	570	164	28.8%
Other	665	2,428	(1,763)	(72.6)%
Optex Richardson	9,734	7,669	2,065	26.9%
Optical Assemblies	978	2,289	(1,311)	(57.3)%
Laser Filters	6,554	4,266	2,288	53.6%
Day Windows	578	351	227	64.7%
Other	1,084	917	167	18.2%
Applied Optics Center - Dallas	9,194	7,823	1,371	17.5%
Total Revenue	$18,928	$15,492	$3,436	22.2%

Optex Richardson revenue increased by $2.1 million or 26.9% for the six months ended March 30, 2025 as compared to the prior year period primarily on increased periscope revenue, partially offset by lower revenue in other products including mirrors, beamsplitters, day cameras and objective lenses. We anticipate lower revenues for the balance of the fiscal year in other products, as compared to the prior year, offset by higher revenue in periscopes.

Applied Optics Center revenue increased by $1.4 million or 17.5% for the six months ended March 30, 2025 as compared to the prior year period. The revenue increase is primarily attributable to military products, primarily laser filters, partially offset by lower revenue on our commercial optical assemblies. We expect this trend to continue through the end of the fiscal year.

Gross Profit. The gross margin during the six-month period ended March 30, 2025 was 29.0% of revenue as compared to a gross margin of 27.4% of revenue for the prior year period. The gross profit increased by $1.3 million to $5.5 million for the six months ended March 30, 2025 as compared to $4.2 million for the prior year period. The increase in gross profit is primarily attributable to higher revenue, absorption of fixed cost across the higher revenue base and changes in mix between operating segments. Cost of sales increased to $13.4 million for the six months ended March 30, 2025 as compared to the prior year period of $11.3 million on higher period revenue.

G&A Expenses. During the six months ended March 30, 2025 and March 31, 2024, we recorded operating expenses of $2.3 million.

Operating Income. During the six months ended March 30, 2025, we recorded operating income of $3.2 million, as compared to operating income of $1.9 million during the six months ended March 31, 2024. The $1.3 million increase in operating income is primarily due to higher revenue and gross profit.

Liquidity and Capital Resources

As of March 30, 2025, Optex Systems Holdings had working capital of $17.9 million, as compared to $15.1 million as of September 29, 2024. During the six months ended March 30, 2025, we generated operating cash of $4.0 million, primarily driven by higher income of $2.6 million, use of inventory of $0.9 million, and other changes in working capital of $0.5 million. During the six months ended March 30, 2025, we paid $1.0 million against the credit facility and purchased capital assets of $0.5 million.

As of March 30, 2025, the Company had no outstanding capital commitments for the purchase of property and equipment. We anticipate additional capital projects forthcoming in the next three to six months.

Backlog as of March 30, 2025 was $41.1 million as compared to $44.2 million and $44.2 million as of September 29, 2024 and March 31, 2024, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At March 30, 2025, the Company had approximately $3.5 million in cash and no draws against its revolving credit line. As of March 30, 2025, our outstanding accounts receivable balance was $4.2 million to be collected during the third quarter of fiscal 2025.

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

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (“Optex”, and with the Company, the “Borrowers”), entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million (the “Credit Facility”). The commitment period for advances under the Credit Facility is twenty-six months expiring on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. As of March 30, 2025, the interest rate was 7.07% per annum. We are currently in process of renewing the Credit Facility and expect renewal to be completed prior to the Maturity Date.

The Loan Agreement contains customary events of default (including a 25% change in ownership) and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes (including changes in management), investments, and restricted payments (including cash dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Credit Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Credit Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of March 30, 2025, there was zero borrowed under the Credit Facility. As of March 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility replaced the prior $2 million line of credit with PNC Bank, National Association.

During the three months ended March 30, 2025 the Company declared and paid no dividends. As of Mach 30, 2025, there are no outstanding declared and unpaid dividends.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of March 30, 2025, the Company had accrued warranty costs of $106 thousand, as compared to $52 thousand as of September 29, 2024. The primary reason for the $54 thousand increase in reserve balances relates to accrual related to a potential warranty issue on our Applied Optics Day Windows of $83 thousand, offset by lower shipments and reduced warranties on our commercial optical assemblies.

As of March 30, 2025 and September 29, 2024, we had $226 thousand, and $259 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three and six months ended March 30, 2025, the Company recognized $11 thousand and $18 thousand in loss reserves on new contract awards, changes in estimates for the contract loss reserves of ($10) thousand and $4 thousand and applied reserves of $8 thousand and $47 thousand to cost of sales against revenues booked during the periods, respectively.

As of March 30, 2025 and September 29, 2024, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.7 million, for a net deferred tax asset of $0.8 million and $0.9 million, respectively. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended March 30, 2025.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 19, 2025, our Chief Executive Officer, Danny Schoening, adopted a written plan for the sale of Company common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1. The plan provides for the sale of up to 42,000 shares if the pricing terms of the plan are met during the period beginning May 21, 2025 and terminating no later than December 31, 2025. No sales were made under Mr. Schoening’s previous 10b5-1 plan adopted on September 24, 2024.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date:May 13, 2025	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 13, 2025	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

