Form 10-Q
period 2025-06-29
Optex Systems Holdings Inc
filed 2025-08-12
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2025: 6,913,623 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 29, 2025

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 29, 2025 (UNAUDITED) AND SEPTEMBER 29, 2024	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2025 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 29, 2025 (UNAUDITED) AND THE NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2025 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	June 29, 2025	September 29, 2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$4,871	$1,009
Accounts Receivable, Net	4,140	3,764
Inventory, Net	14,514	14,863
Contract Asset	155	219
Prepaid Expenses	469	217

Current Assets	24,149	20,072

Property and Equipment, Net	1,475	1,292

Other Assets
Deferred Tax Asset	852	947
Intangible Assets, Net	845	951
Right-of-use Asset	1,836	2,233
Security Deposits	23	23

Other Assets	3,556	4,154

Total Assets	$29,180	$25,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,778	$1,177
Credit Facility	-	1,000
Operating Lease Liability	645	638
Federal Income Taxes Payable	-	74
Accrued Expenses	1,227	1,258
Accrued Selling Expense	169	237
Accrued Warranty Costs	173	52
Contract Loss Reserves	423	259
Customer Advance Deposits	285	255

Current Liabilities	4,700	4,950

Other Liabilities
Operating Lease Liability, net of current portion	1,346	1,760

Other Liabilities	1,346	1,760

Total Liabilities	6,046	6,710

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,912,919 and 6,873,938 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,669	21,465
Retained Earnings (Accumulated Deficit)	1,458	(2,664)

Stockholders’ Equity	23,134	18,808

Total Liabilities and Stockholders’ Equity	$29,180	$25,518

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenue	$11,110	$9,060	$30,038	$24,552

Cost of Sales	7,942	6,179	21,380	17,430

Gross Profit	3,168	2,881	8,658	7,122

General and Administrative Expense	1,257	1,266	3,593	3,599

Operating Income	1,911	1,615	5,065	3,523

Interest Expense	-	17	12	32

Income Before Taxes	1,911	1,598	5,053	3,491

Income Tax Expense, net	401	337	931	737

Net Income	$1,510	$1,261	$4,122	$2,754

Basic income per share	$0.22	$0.19	$0.60	$0.41

Weighted Average Common Shares Outstanding - basic	6,884,429	6,799,807	6,856,776	6,744,997

Diluted income per share	$0.22	$0.18	$0.60	$0.40

Weighted Average Common Shares Outstanding – diluted	6,929,625	6,888,208	6,911,817	6,812,431

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Nine months ended
	June 29, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net Income	$4,122	$2,754

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	386	341
Stock Compensation Expense	247	360
Deferred Tax	95	84
Accounts Receivable	(381)	303
Allowance for Doubtful Accounts	4	-
Inventory	350	(2,965)
Contract Asset	64	100
Prepaid Expenses	(252)	(97)
Leases	(10)	4
Accounts Payable and Accrued Expenses	570	820
Federal Income Taxes Payable	(74)	(247)
Accrued Warranty Costs	121	(39)
Accrued Selling Expense	(67)	(86)
Customer Advance Deposits	30	(161)
Contract Loss Reserves	163	(143)
Total Adjustments	1,246	(1,726)
Net Cash provided by Operating Activities	5,368	1,028

Cash Flows from Investing Activities
Purchase of Intangible Assets	(10)	(1,030)
Purchases of Property and Equipment	(453)	(473)
Net Cash used in Investing Activities	(463)	(1,503)

Cash Flows from Financing Activities
Borrowing from Credit Facility	-	1,000
Payments to Credit Facility	(1,000)	(1,000)
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(43)	(243)
Net Cash used in Financing Activities	(1,043)	(243)

Net Increase (Decrease) in Cash and Cash Equivalents	3,862	(718)
Cash and Cash Equivalents at Beginning of Period	1,009	1,204
Cash and Cash Equivalents at End of Period	$4,871	$486

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Taxes	997	994
Cash Paid for Interest	12	26

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended June 29, 2025
	Common		Additional	(Accumulated Deficit)	Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at March 30, 2025	6,896,738	$7	$21,629	$(52)	$21,584
Vested Restricted Stock Units Issued Net of Tax Withholding	16,181	-	(43)	-	(43)
Stock Compensation Expense	-	-	83	-	83
Net Income	-	-	-	1,510	1,510

Balance at June 29, 2025	6,912,919	$7	$21,669	$1,458	$23,134

	Three months ended June 30, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at March 31, 2024	6,844,362	$7	$21,391	$(4,939)	$16,459
Stock Compensation Expense	-	-	90	-	90
Vested restricted stock units issued net of tax withholding	28,872	-	(79)	-	(79)
Net Income	-	-	-	1,261	1,261

Balance at June 30, 2024	6,873,234	$7	$21,402	$(3,678)	$17,731

	Nine months ended June 29, 2025
	Common		Additional	(Accumulated Deficit)	Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at September 29, 2024	6,873,938	$7	$21,465	$(2,664)	18,808
Stock Compensation Expense	-	-	247	-	247
Restricted Shares Issued(1)	22,800	-	-	-	-
Vested Restricted Stock Units Issued Net of Tax Withholding	16,181	-	(43)	-	(43)
Net Income	-	-	-	4,122	4,122

Balance at June 29, 2025	6,912,919	$7	$21,669	$1,458	$23,134

	Nine months ended June 30, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860
Stock Compensation Expense	-	-	360	-	360
Vested restricted stock units issued net of tax withholding	110,164	-	(243)	-	(243)
Net Income	-	-	-	2,754	2,754

Balance at June 30, 2024	6,873,234	$7	$21,402	$(3,678)	$17,731

(1)	Restricted share grant on November 5, 2024 to independent board members of 7,600 shares each, vesting on January 1, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the nine months ended June 29, 2025 were derived from the U.S. government (32%), four major U.S. defense contractors (18%, 7%, 6% and 5%, respectively) and all other customers (32%). Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of June 29, 2025, Optex Systems Holdings operated with 140 full-time equivalent employees.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optex Systems, Inc. (“Optex”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventory: As of June 29, 2025 and September 29, 2024, inventory included:

	(Thousands)
	June 29, 2025	September 29, 2024
Raw Material	$7,536	$9,460
Work in Process	7,577	5,954
Finished Goods	466	556
Gross Inventory	$15,579	$15,970
Less: Inventory Reserves	(1,065)	(1,107)
Net Inventory	$14,514	$14,863

Concentration of Credit Risk: The Company’s accounts receivables as of June 29, 2025 consist of U.S. government agencies (17%), five major U.S. defense contractors (26%, 14%, 13%, 5%, and 5%, respectively) and all other customers (20%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the customers and the Company’s long history with these customers.

Accrued Warranties: The Company accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of June 29, 2025, and September 29, 2024, the Company had warranty reserve balances of $173 and $52, respectively.

	(Thousands)
	Three months ended		Nine Months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Beginning balance	$105	$69	$52	$75

Incurred costs for warranties satisfied during the period	-	(15)	-	(52)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	7	26	32	90
Change in estimate for pre-existing warranty liabilities(2)	61	(44)	89	(77)
Warranty Expense	68	(18)	121	13

Ending balance	$173	$36	$173	$36

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three and nine months ended June 29, 2025, we recognized $133 thousand and $385 thousand in service contract revenue. During the three and nine months ended June 20, 2024, we recognized $126 thousand and $357 thousand in service contract revenue.

During the three and nine-month periods ended June 29, 2025, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $45 thousand and $132 thousand. During the three and nine-month periods ended June 20, 2024, we recognized revenue from customer deposit liabilities (deferred contract revenue) of $161 thousand. As of June 29, 2025 and September 29, 2024 we had $285 thousand and $255 thousand in customer deposit liabilities.

As of June 29, 2025 and September 29, 2024, there was $169 thousand and $237 thousand in accrued selling expenses and $155 thousand and $219 thousand in contract assets related to a contract booked in November 2022. The costs will be amortized against the revenue for the contract deliveries which began in the fourth quarter of fiscal year 2023 and extend into fiscal year 2026.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. One of these long-term contracts has an option year ordering period ending in February 2025 with deliveries that may extend into February 2026. As of June 29, 2025 and September 29, 2024, the accrued contract loss reserves were $423 and $259 thousand, respectively. During the three and nine months ended June 29, 2025, the Company recognized $32 thousand and $101 thousand in loss reserves on new contract awards, changes in estimates for the contract loss reserves of $184 thousand and $134 thousand and applied reserves of ($19) thousand and ($71) thousand to cost of sales against revenues booked during the periods, respectively. Estimated loss reserves increased during the period as a result of higher rework and labor inefficiencies as we have ramped up to the higher production levels and trained new employees on the periscope line. During the three and nine months ended June 30, 2024, the Company recognized a gain on changes in estimates for the contract loss reserves of ($16) thousand and ($45) thousand and applied reserves of ($34) thousand and ($97) thousand to cost of sales against revenues booked during the periods, respectively.

Income Tax/Deferred Tax: As of June 29, 2025 and September 29, 2024, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.7 million, for a net deferred tax asset of $0.9 and $0.9 million, respectively. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control. During the nine months ended June 29, 2025, our deferred tax assets decreased by $0.1 million related to temporary tax adjustments.

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

For the three and nine months ended June 29, 2025, 22,800 shares of unvested restricted stock and 75,000 unvested restricted stock units (which convert to an aggregate of 45,196 and 55,041 incremental shares), respectively, were included in the diluted earnings per share calculation. For the three and nine months ended June 30, 2024, 60,000 shares of unvested restricted stock and 66,500 unvested restricted stock units (which convert to an aggregate of 88,401 and 67,434 incremental shares), respectively, were included in the diluted earnings per share calculation.

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

Optex Richardson – Richardson, Texas

Optex Richardson revenues are primarily in support of prime and subcontracted military customers. Military sales to prime and subcontracted customers represented approximately 100% of the external segment revenue for the nine months ended June 29, 2025. The Optex Richardson segment revenue is comprised of approximately 89% domestic military customers and 11% foreign military customers. For the nine months ended June 29, 2025, Optex Richardson represented 55% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (25%), two major U.S. defense contractors (11%) and (9%), and all other customers (10%).

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of June 29, 2025, the Richardson facility operated with 91 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represented approximately 11% and military sales to prime and subcontracted customers represented approximately 89% of the external segment revenue for the nine months ended June 29, 2025. Approximately 94% of the AOC revenue was derived from external customers and approximately 6% was related to intersegment sales to Optex Richardson in support of military contracts. For the nine months ended June 29, 2025, AOC represented 45% of the Company’s total consolidated revenue and consisted of revenue from the U.S. Government (7%), three major defense contractors (7%), (6%), and (4%), and all other customers (21%).

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of June 29, 2025, AOC operated with 49 full-time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non- allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$6,838	$4,272	$-	$11,110
Intersegment revenues	-	325	(325)	-
Total revenue	$6,838	$4,597	$(325)	$11,110

Interest (income) expense	$-	$-	$-	$-

Depreciation and amortization	$72	$59	$-	$131

Income before taxes	$1,103	$891	$(83)	$1,911

Other significant noncash items:
Allocated home office expense	$(328)	$328	$-	$-
Stock compensation expense	$-	$-	$83	$83
Warranty expense	$-	$68	$-	$68

Segment assets	$20,626	$8,554	$-	$29,180
Expenditures for segment assets	$-	$-	$-	$-

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended June 30, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non- allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$4,675	$4,385	$-	$9,060
Intersegment revenues	-	282	(282)	-
Total revenue	$4,675	$4,667	$(282)	$9,060

Interest expense	$-	$-	$17	$17

Depreciation and amortization	$54	$78	$-	$132

Income (loss) before taxes	$442	$1,263	$(107)	$1,598

Other significant noncash items:
Allocated home office expense	$(339)	$339	$-	$-
Stock compensation expense	$-	$-	$90	$90
Warranty expense	$-	$(18)	$-	$(18)

Segment assets	$16,449	$8,413	$-	$24,862
Expenditures for segment assets	$159	$147	$-	$306

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non- allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$16,572	$13,466	$-	$30,038
Intersegment revenues	-	917	(917)	-
Total revenue	$16,572	$14,383	$(917)	$30,038

Interest expense	$-	$-	$12	$12

Depreciation and amortization	$203	$183	$-	$386

Income before taxes	$1,930	$3,382	$(259)	$5,053

Other significant noncash items:
Allocated home office expense	$(983)	$983	$-	$-
Stock compensation expense	$-	$-	$247	$247
Warranty expense	$-	$121	$-	$121

Segment assets	$20,626	$8,554	$-	$29,180
Expenditures for segment assets	$218	$245	$-	$463

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended June 30, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non- allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$12,344	$12,208	$-	$24,552
Intersegment revenues	-	700	(700)	-
Total revenue	$12,344	$12,908	$(700)	$24,552

Interest expense	$-	$-	$32	$32

Depreciation and amortization	$103	$238	$-	$341

Income (loss) before taxes	$850	$3,033	$(392)	$3,491

Other significant noncash items:
Allocated home office expense	$(1,019)	$1,019	$-	$-
Stock compensation expense	$-	$-	$360	$360
Warranty expense	$17	$(4)	$-	$13

Segment assets	$16,449	$8,413	$-	$24,862
Expenditures for segment assets	$1,331	$172	$-	$1,503

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

As of June 29, 2025, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2025 Base year lease	$85	$77	$3	$165	$73
2026 Base year lease	346	313	4	663	293
2027 Base year lease	357	322	-	679	298
2028 Base year lease	241	330	-	571	213
2029 Base year lease	-	83	-	83	30
Total base lease payments	$1,029	$1,125	$7	$2,161	$907
Imputed interest on lease payments (1)	(73)	(97)	-	(170)
Total Operating Lease Liability(2)	$956	$1,028	$7	$1,991

Right-of-use Asset(3)	$875	$954	$7	$1,836

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Short-term and Long-term portion of Operating Lease Liability is $645 thousand and $1,346 thousand, respectively.

(3)	Includes $155 thousand of unamortized deferred rent.

Total expense under both facility lease agreements for the three months ended June 29, 2025 and June 30, 2024 was $233 and $223 thousand, respectively. Total office equipment rentals included in operating expenses was $6 and $6 thousand for the three months ended June 29, 2025 and June 30, 2024, respectively.

Total expense under both facility lease agreements for the nine months ended June 29, 2025 and June 30, 2024 was $703 and $681 thousand, respectively. Total office equipment rentals included in operating expenses was $20 thousand and $19 thousand for the nine months ended June 29, 2025 and June 30, 2024, respectively.

Note 5 - Debt Financing

Credit Facility — Texas Capital Bank

On March 22, 2023, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Company a revolving line of credit in the principal amount of $3 million.

The commitment period for advances under the facility expired on May 22, 2025. Outstanding advances under the facility accrued interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The related agreement provided for a $125 thousand Letter of Credit sublimit.

On May 21, 2025, the Company and Optex renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”) effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to the secured overnight financing rate (SOFR) plus a specified margin. The interest rate is currently at 7.10% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3:1. The Texas Capital Facility is secured by substantially all of the operating assets of the borrowers as collateral. The obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit.

The outstanding balance under the Texas Capital Facility was zero as of June 29, 2025 and $1.0 million as of September 29, 2024.

For the three months and nine months ended June 29, 2025, the total interest expense under the facility was zero and $12 thousand, respectively.

Note 6 -Stock Based Compensation

Restricted Stock, Restricted Stock Units and Performance Shares issued to Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	2.37
Granted	40,500	7.17	-	-	-	-
Vested	(13,000)	3.06	(60,000)	2.20	(135,000)	2.37
Forfeited	-	-	-	-	-	-
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	-
Granted	39,000	6.35	22,800	8.10	-	-
Vested	(23,000)	5.17	(60,000)	2.20	-	-
Forfeited	(7,500)	5.19	-	-	-	-
Outstanding at June 29, 2025	75,000	$6.13	22,800	$8.10	-	$-

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

As of June 29, 2025, there were 75,000 unvested restricted stock units outstanding.

Restricted Shares

On April 30, 2020, the Board of Directors voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vested 50% on each of December 31, 2023 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortized the grant date fair value to stock compensation expense on a straight-line basis across the five -year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. On January 1, 2025 60,000 restricted shares were vested.

On November 5, 2024, the Board of Directors approved the following Board compensation for the three independent directors, effective January 1, 2025: (a) a cash retainer of $44,000, paid quarterly, and (b) $66,000 in restricted stock awarded under the 2023 Equity Incentive Plan, with 100% vesting on January 1, 2026, the share price calculated on the basis of the 10-day VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 5, 2024 and consisted of 7,600 shares of restricted stock for each independent director. The total fair value for the 22,800 shares was $185 thousand based on the stock price of $8.10 as of November 5, 2024. As of June 29, 2025, there were 22,800 of such unvested restricted shares outstanding which will vest on January 1, 2026.

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

As of June 29, 2025, there were no performance shares remaining to vest.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	September 29, 2024

Restricted Shares	$39	$33	$138	$107	$79	$33
Performance Shares	-	33	-	212	-	-
Restricted Stock Units	44	24	109	41	391	284
Total Stock Compensation	$83	$90	$247	$360	$470	$317

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

Unlike indefinite-lived intangible assets and goodwill, which are required to be tested for impairment at least annually, ASC 360-10 does not require annual impairment testing for long-lived assets that are held and used. Instead, a long-lived asset (asset group) that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative. Due to delays in the Speedtracker product line launch during the twelve months ended September 29, 2024, the Company reviewed the recoverability of the intangible assets as of September 29, 2024 and found no impairment. We continue to monitor the recoverability of the asset as we launched the product in April 2025 and are in current production.

As of June 29, 2025 and September 29, 2024 the value of intangible assets was:

	June 29, 2025	September 29, 2024

Intangible Assets – Intellectual Property Acquisition	$1,030	$1,030
Software App Development	30	20
Amortization of Intangible Assets	(215)	(99)
Net Intangible Assets	$845	$951

Note 8 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and nine months ended June 29, 2025 or the twelve months ended September 29, 2024.

Common Stock

During the three and nine months ended June 29, 2025 and June 30, 2024, there were zero common shares repurchased.

During the three and nine months ended June 30, 2024, the Company issued 20,426 and 101,718 shares to Danny Schoening and Karen Hawkins in settlement of 27,000 and 135,000 performance shares which vested during the three and nine months, respectively. The shares were issued net of 6,574 and 33,282 shares withheld for taxes.

During the three and nine months ended June 30, 2024, the Company issued 8,446 shares to ten employees in settlement of 12,000 restricted stock units, which vested during the three and nine months. The shares were issued net of 3,554 shares withheld for taxes.

During the three and nine months ended June 29, 2025, the Company issued 16,181 and 38,981 shares for vesting of restricted stock units as of May 1, 2025 and restricted shares issued to the three independent board members which will vest on January 1, 2026.

As of June 29, 2025, and September 29, 2024, the total outstanding common shares were 6,912,919 and 6,873,938, respectively.

Note 9 - Subsequent Events

Effective August 10, 2025, the Board of Directors of the Company amended the Company’s Bylaws to, among other things, (i) create a new Chief Executive Officer position, allowing for the offices of Chief Executive Officer and President to be held by different individuals, with the Chief Executive Officer being the principal executive officer of the Company, (ii) add deadlines and procedural requirements for shareholders to follow in making (A) proposals for consideration at an annual meeting, (B) nominations for directors to be elected at an annual meeting, and (C) nominations for directors to be elected at a special meeting, (iii) add a new article to provide for indemnification of directors and officers to the fullest extent permitted by Delaware law, and (iv) add a forum selection clause.

Effective August 11, 2025, the Board of Directors of the Company appointed Chad George as the Company’s new President. Danny Schoening will continue to serve in the position of Chairman and Chief Executive Officer.

In connection with the appointment, the Company entered into an employment agreement with Mr. George effective August 11, 2025. Pursuant to the agreement, Mr. George will serve as the Company’s President through July 1, 2028. Thereafter, the term of the agreement will automatically extend for successive additional 12-month periods unless Mr. George or the Company provides written notice of termination at least 90 days prior to the end of the term then in effect. Mr. George’s initial annual base salary under the new agreement is $300,000. Mr. George’s base salary will be increased at 3.5% annually in accordance with the then-current Company policy.

Mr. George will be eligible for a performance bonus based upon a one-year operating plan adopted by the Company’s Board. The bonus will be based on financial and/or operating metrics decided annually by the Board or the Compensation Committee and tied to such one-year plan. The target bonus will equate to 30% of Mr. George’s base salary. The Board will have discretion in good faith to alter the performance bonus upward or downward by 20%. Mr. George is entitled to 200 hours paid vacation and paid time off (PTO) each year and all other benefits accorded to our other senior executives.

The employment agreement may be terminated by either party upon written notice. Other events of termination consist of: (i) death or permanent disability of Mr. George; (ii) termination by the Company for cause (including in connection with the conviction of a felony, commission of fraudulent, illegal or dishonest acts, certain willful misconduct or gross negligence, continued failure to perform material duties or cure material breach after written notice, violation of securities laws and material breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Mr. George for good reason (including continued breach by the Company of its material obligations under the agreement after written notice, the requirement for Mr. George to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or a sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death or permanent disability of Mr. George, Mr. George will be paid accrued and unpaid salary and any bonus earned through the date of termination. For a termination by the Company without cause or by Mr. George with good reason, Mr. George will also be paid six months’ base salary in effect.

In connection with Mr. George’s appointment, the Board granted him 10,000 shares of restricted stock under an exemption from registration effective August 11, 2025, which will vest on January 1, 2026.

Effective August 11, 2025, the Board of Directors of the Company approved amendments of the charters of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to supplement and complement our audited condensed consolidated financial statements and notes thereto for the fiscal year ended September 29, 2024 and our unaudited consolidated financial statements and notes thereto for the quarter ended June 29, 2025, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to review our consolidated financial statements in conjunction with your review of this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Background

Our wholly-owned subsidiary, Optex Systems, Inc., manufactures optical sighting systems and assemblies, primarily for Department of Defense applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and armored security vehicles and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc.

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

Material Trends and Recent Developments

The Optex Richardson segment has numerous fixed price multi-year contracts covering delivery periods up to five years from the contract award. Approximately 7% of our Optex Richardson segment backlog are for items priced prior to 2021. Since the year 2021, we have experienced substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected the Optex Richardson segment margins for deliveries against those orders during the three and nine months ended June 29, 2025 and which are expected to continue to have a negative effect on the margins generated under several of our long-term fixed contracts through the first fiscal quarter of 2026. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended September 29, 2024.

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

We have seen improvements in the local labor market since 2023 and increased our direct labor force and employee overtime in concert with improvements in our supplier delivery performance. Further, we have invested in additional machinery and equipment and other process improvements to increase production capacity and alleviate process bottlenecks. In the first nine months of fiscal year 2025, we have increased our periscope production levels by 74% over the corresponding period in fiscal year 2024. While we are encouraged by improvements in supplier performance and available manpower for the Optex Richardson segment periscope line which yielded increased revenue performance during fiscal year 2024 and 2025, we have yet to ramp up deliveries sufficiently to keep pace with our current customer demands. As such, we cannot give any assurances that expected customer delivery dates for our periscope products will not experience further delays.

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

The table below summarizes our three and nine-month operating results for the periods ended June 29, 2025 and June 30, 2024, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Nine months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Net Income (GAAP)	$1,510	$1,261	$4,122	$2,754
Add:
Federal Income Tax Expense	401	337	931	737
Depreciation and Amortization	131	132	386	341
Stock Compensation	83	90	247	360
Interest (Income) Expense	-	17	12	32
Adjusted EBITDA - Non GAAP	$2,125	$1,837	$5,698	$4,224

Our net income increased by $0.2 million to $1.5 million for the three months ended June 29, 2025, as compared to net income of $1.3 million for the prior year period. Our adjusted EBITDA increased by $0.3 million to $2.1 million for the three months ended June 29, 2025, as compared to adjusted EBITDA of $1.8 million for the prior year period.

Our net income increased by $1.3 million to $4.1 million for the nine months ended June 29, 2025, as compared to net income of $2.8 million for the prior year period. Our adjusted EBITDA increased by $1.5 million to $5.7 million for the nine months ended June 29, 2025, as compared to adjusted EBITDA of $4.2 million for the prior year period.

The increase in net income and adjusted EBITDA for the most recent three and nine-month periods compared to the prior year periods is primarily driven by increased revenue and gross profit. Operating segment performance is discussed in greater detail throughout the following sections.

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	June 29, 2025				June 30, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$6,838	4,272	-	11,110	$4,675	4,385	-	9,060
Intersegment Revenues	-	325	(325)	-	-	282	(282)	-
Total Segment Revenue	6,838	4,597	(325)	11,110	4,675	4,667	(282)	9,060

Total Cost of Sales	5,081	3,186	(325)	7,942	3,575	2,886	(282)	6,179

Gross Profit	1,757	1,411	-	3,168	1,100	1,781	-	2,881
Gross Margin %	25.7%	30.7%	-	28.5%	23.5%	38.2%	-	31.8%

General and Administrative Expense	982	192	83	1,257	997	179	90	1,266
Segment Allocated G&A Expense	(328)	328	-	-	(339)	339	-	-
Net General & Administrative Expense	654	520	83	1,257	658	518	90	1,266

Operating Income	1,103	891	(83)	1,911	442	1,263	(90)	1,615
Operating Income %	16.1%	19.4%	-	17.2%	9.5%	27.1%	-	17.8%

Interest Expense	-	-	-	-	-	-	17	17

Net Income before taxes	$1,103	891	(83)	1,911	$442	1,263	(107)	1,598
Net Income %	16.1%	19.4%	-	17.2%	9.5%	27.1%	-	17.6%

	Results of Operations Selected Financial Info by Segment (Thousands)
	Nine months ended
	June 29, 2025				June 30, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	16,572	13,466	-	30,038	$12,344	12,208	-	24,552
Intersegment Revenues	-	917	(917)	-	-	700	(700)	-
Total Segment Revenue	16,572	14,383	(917)	30,038	12,344	12,908	(700)	24,552

Total Cost of Sales	12,836	9,461	(917)	21,380	9,763	8,367	(700)	17,430

Gross Profit	3,736	4,922	-	8,658	2,581	4,541	-	7,122
Gross Margin %	22.5%	34.2%	-	28.8%	20.9%	35.2%	-	29.0%

General and Administrative Expense	2,789	557	247	3,593	2,750	489	360	3,599
Segment Allocated G&A Expense	(983)	983	-	-	(1,019)	1,019	-	-
Net General & Administrative Expense	1,806	1,540	247	3,593	1,731	1,508	360	3,599

Operating Income	1,930	3,382	(247)	5,065	850	3,033	(360)	3,523
Operating Income %	11.6%	23.5%	-	16.9%	6.9%	23.5%	-	14.3%

Interest Expense	-	-	12	12	-	-	32	32

Income before taxes	1,930	3,382	(259)	5,053	$850	3,033	(392)	3,491
Income (Loss) before taxes %	11.6%	23.5%	-	16.8%	6.9%	23.5%	-	14.2%

For the three months ended June 29, 2025, our total revenues increased by $2.1 million, or 22.6%, compared to the prior year period. The increase in revenue was primarily driven by increased customer demand at the Company’s Optex Richardson segment.

For the nine months ended June 29, 2025, our total revenues increased by $5.5 million, or 22.3%, compared to the prior year period. The increase in revenue was primarily driven by increased customer demand across both the Optex Richardson and the Applied Optics operating segments.

Consolidated gross profit for the three months ended June 29, 2025 increased by $0.3 million, or 10.0%, compared to the prior year period. Consolidated gross profit for the nine months ended June 29, 2025 increased by $1.5 million, or 21.6%, compared to the prior year period.

The increase in the most recent three and nine-month period gross margin was primarily attributable to increased revenue and changes in product mix.

Our operating income for the three months ended June 29, 2025 increased by $0.3 million, or 18.3%, compared to the prior year period. The increase in operating income was primarily driven by higher revenue and gross profit.

Our operating income for the nine months ended June 29, 2025 increased by $1.5 million, or 43.8%, compared to the prior year period. The increase in operating income was primarily driven by higher revenue and gross profit.

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

During the nine months ended June 29, 2025, the Company booked $24.1 million in new orders, representing a 14.8% decrease over the prior year period. The decrease in orders was primarily attributable to a 43.2% decrease in the Optex Richardson segment orders, which was partially offset by increases of 38.8% at the Applied Optics Center, over the prior year period.

The following table depicts the new customer orders for the nine months ending June 29, 2025 as compared to the prior year period in millions of dollars by segment and product line:

	(Millions)
Product Line	Nine months ended June 29, 2025	Nine months ended June 30, 2024	Variance	% Chg
Periscopes	$8.1	$15.9	$(7.8)	(49.1)%
Sighting Systems	0.5	0.3	0.2	66.7%
Other	1.9	2.3	(0.4)	(17.4)%
Optex Richardson	10.5	18.5	(8.0)	(43.2)%
Optical Assemblies	1.1	1.8	(0.7)	(38.9)%
Laser Filters	10.2	6.5	3.7	56.9%
Day Windows	0.8	0.1	0.7	700.0%
Other	1.5	1.4	0.1	7.1%
Applied Optics Center	13.6	9.8	3.8	38.8%
Total Customer Orders	$24.1	$28.3	$(4.2)	(14.8)%

During the current year nine-month period, Optex Richardson orders decreased by ($8.0) million, or (43.2%) as compared to the prior year period. The primary reason for the decrease relates to lower orders in our periscope product line. We have seen an increase in proposal requests over the last three months and expect additional orders to be forthcoming over the next three months. On July 7, 2025 the Company announced a $2.8 million order from a major prime contractor in support of the XM30 combat vehicle and on July 22, 2025, the Company announced the award of a five-year requirement-type contract by the Army Contracting Command for Abrams based optical sighting systems. We anticipate the initial year task award against this contract within the fiscal year.

Backlog as of June 29, 2025 was $38.3 million, compared to a backlog of $45.6 million as of June 30, 2024 and $44.2 million as of September 29, 2024, representing a decrease of ($7.3) million, or (16.0%) from the prior year June period. The following table depicts the current expected delivery by period of all contracts awarded as of June 29, 2025 in millions of dollars:

Product Line	Q4 2025 Delivery	2026+ Delivery	Total Backlog 6/29/2025	Total Backlog 6/30/2024	Variance	% Chg
Periscopes	$5.6	$11.3	$16.9	$23.0	$(6.1)	(26.5)%
Sighting Systems	0.4	2.7	3.1	4.0	(0.9)	(22.5)%
Howitzer	-	2.3	2.3	2.3	-	-%
Other	1.2	2.2	3.4	3.4	-	-%
Optex Richardson	7.2	18.5	25.7	32.7	(7.0)	(21.4)%
Optical Assemblies	0.3	0.2	0.5	1.3	(0.8)	(61.5)%
Laser Filters	3.0	7.2	10.2	9.2	1.0	10.9%
Day Windows	0.2	0.9	1.1	1.3	(0.2)	(15.4)%
Other	0.4	0.4	0.8	1.1	(0.3)	(27.3)%
Applied Optics Center	3.9	8.7	12.6	12.9	(0.3)	(2.3)%
Total Backlog	$11.1	$27.2	$38.3	$45.6	$(7.3)	(16.0)%

Optex Richardson backlog as of June 29, 2025 was $25.7 million as compared to a backlog of $32.7 million as of June 30, 2024, representing a decrease of ($7.0) million or (21.4%).

Applied Optics Center backlog as of June 29, 2025, was $12.6 million as compared to a backlog of $12.9 million as of June 30, 2024, representing a decrease of ($0.3) million or (2.3%).

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

Three Months Ended June 29, 2025 Compared to the Three Months Ended June 30, 2024

Revenues. For the three months ended June 29, 2025, revenues increased by $2.1 million or 22.6% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	June 29, 2025	June 30, 2024	Variance	% Change
Periscopes	$5,526	$3,171	$2,355	74.3%
Sighting Systems	431	432	(1)	(0.2)%
Other	881	1,072	(191)	(17.8)%
Optex Richardson	6,838	4,675	2,163	46.3%
Optical Assemblies	277	963	(686)	(71.2)%
Laser Filters	2,982	2,941	41	1.4%
Day Windows	229	109	120	110.1%
Other	784	372	412	110.8%
Applied Optics Center - Dallas	4,272	4,385	(113)	(2.6)%
Total Revenue	$11,110	$9,060	$2,050	22.6%

Optex Richardson revenue increased by $2.2 million or 46.3% for the three months ended June 29, 2025 as compared to the prior year period on increased periscope production levels.

Applied Optics Center revenue decreased by ($0.1) million or (2.6%) for the three months ended June 29, 2025 as compared to the prior year period. The revenue decrease was primarily driven by lower customer demand for optical assemblies, partially offset by increased demand on filters, day windows and other.

Gross Profit. Gross margin during the three-month period ended June 29, 2025 was 28.5% of revenue as compared to a gross margin of 31.8% of revenue for the prior year period. The decrease in gross margin was primarily a result of shifts in revenue between segments and product groups as compared to the prior year period. Gross profit increased by $0.3 million to $3.2 million for the three months ended June 29, 2025 as compared to $2.9 million in the prior year three months. The increase in gross profit is primarily attributable to higher revenue. Cost of sales increased to $7.9 million for the current period as compared to the prior year period of $6.2 million on increased revenue and changes in product mix.

G&A Expenses. During the three months ended June 29, 2025 and June 30, 2024, we recorded operating expenses of $1.3 million. Operating expenses remained flat in the current year period as compared with the prior year period.

Operating Income. During the three months ended June 29, 2025, we recorded operating income of $1.9 million, as compared to operating income of $1.6 million during the three months ended June 30, 2024. The $0.3 million increase in operating income for the current year period from the prior year period is primarily due to increased revenue and gross profit.

Nine Months Ended June 29, 2025 Compared to the Nine Months Ended June 30, 2024

Revenues. For the nine months ended June 29, 2025, revenues increased by $5.5 million or 22.3% compared to the prior year period as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	June 29, 2025	June 30, 2024	Variance	% Change
Periscopes	$13,862	$7,842	$6,020	76.8%
Sighting Systems	1,165	1,003	162	16.2%
Other	1,545	3,499	(1,954)	(55.8)%
Optex Richardson	16,572	12,344	4,228	34.3%
Optical Assemblies	1,255	3,252	(1,997)	(61.4)%
Laser Filters	9,535	7,208	2,327	32.3%
Day Windows	807	460	347	75.4%
Other	1,869	1,288	581	45.1%
Applied Optics Center - Dallas	13,466	12,208	1,258	10.3%
Total Revenue	$30,038	$24,552	$5,486	22.3%

Optex Richardson revenue increased by $4.2 million or 34.3% for the nine months ended June 29, 2025 as compared to the prior year period primarily on increased periscope production, partially offset by reductions in customer demand for other products. We anticipate lower revenues for the balance of the fiscal year in other products, as compared to the prior year, offset by higher revenue in periscopes.

Applied Optics Center revenue increased by $1.3 million or 10.3% for the nine months ended June 29, 2025 as compared to the prior year period. The revenue increase is primarily attributable to increased customer demand for military filters, day windows and other products, partially offset by lower customer demand for commercial optical assemblies. We expect this trend to continue through the balance of the fiscal year and into the first half of fiscal year 2026.

Gross Profit. The gross margin during the nine-month period ended June 29, 2025 was 28.8% of revenue as compared to a gross margin of 29.0% of revenue for the prior year period. The gross profit increased by $1.5 million to $8.7 million for the nine months ended June 29, 2025 as compared to $7.1 million for the prior year period. The increase in gross profit is primarily attributable to increased revenue. Cost of sales increased to $21.4 million for the nine months ended June 29, 2025 as compared to the prior year period of $17.4 million on higher period revenue.

G&A Expenses. During the nine months ended June 29, 2025 and June 30, 2024, we recorded operating expenses of $3.6 million.

Operating Income. During the nine months ended June 29, 2025, we recorded operating income of $5.1 million, as compared to operating income of $3.5 million during the nine months ended June 30, 2024. The $1.6 million increase in operating income is primarily due to higher revenue and gross profit.

Liquidity and Capital Resources

As of June 29, 2025, Optex Systems Holdings had working capital of $19.4 million, as compared to $15.1 million as of September 29, 2024. During the nine months ended June 29, 2025, we generated operating cash of $5.4 million, primarily driven by increased net income, reductions in inventory and increased accounts payable. During the nine months ended June 29, 2025, we paid $1.0 million against the credit facility and purchased capital assets of $0.5 million.

As of June 29, 2025, the Company had no outstanding capital commitments for the purchase of property and equipment. We anticipate additional capital projects forthcoming in the next six months.

Backlog as of June 29, 2025 was $38.3 million as compared to $44.2 million and $45.6 million as of September 29, 2024 and June 30, 2024, respectively. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At June 29, 2025, the Company had approximately $4.9 million in cash and no draws against its revolving credit line. As of June 29, 2025, our outstanding accounts receivable balance was $4.1 million to be collected during the fourth quarter of fiscal 2025.

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

On March 22, 2023, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Company a revolving line of credit in the principal amount of $3 million.

The commitment period for advances under the facility expired on May 22, 2025. Outstanding advances under the facility accrued interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The related agreement provided for a $125 thousand Letter of Credit sublimit.

On May 21, 2025, the Company and Optex renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”) effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to the secured overnight financing rate (SOFR) plus a specified margin. The interest rate is currently at 7.10% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3:1. The Texas Capital Facility is secured by substantially all of the operating assets of the borrowers as collateral. The obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit.

The outstanding balance under the Texas Capital Facility was $0 as of June 29, 2025 and $1.0 million as of September 29, 2024.

For the three months and nine months ended June 29, 2025, the total interest expense under the facility was $0 thousand and $12 thousand, respectively.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of June 29, 2025, the Company had accrued warranty costs of $173 thousand, as compared to $52 thousand as of September 29, 2024. The primary reason for the $121 thousand increase in reserve balances relates to accrual related to a potential warranty issue on our Applied Optics Day Windows of $143 thousand, offset by lower shipments and reduced revenue and warranties on our commercial optical assemblies.

As of June 29, 2025 and September 29, 2024, we had $423 thousand, and $259 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope IDIQ contracts which were priced in 2018 through early 2020, prior to Covid-19 and the significant downturn in defense spending on ground system vehicles. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates on reduced volume), some of these contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three and nine months ended June 29, 2025, the Company recognized $32 thousand and $101 thousand in loss reserves on new contract awards, changes in estimates for the contract loss reserves of $184 thousand and $134 thousand and applied reserves of ($19) thousand and ($71) thousand to cost of sales against revenues booked during the periods, respectively. Estimated loss reserves increased during the period as a result of higher rework and labor inefficiencies as we have ramped up to the higher production levels and trained new employees on the periscope line. During the three and nine months ended June 30, 2025, the Company recognized a gain on changes in estimates for the contract loss reserves of $16 thousand and $45 thousand and applied reserves of ($34) thousand and ($97) thousand to cost of sales against revenues booked during the periods, respectively.

As of June 29, 2025 and September 29, 2024, the Company had a deferred tax asset valuation allowance of ($0.8) million against deferred tax assets of $1.6 million and $1.7 million, for a net deferred tax asset of $0.9 and $0.9 million, respectively. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 29, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 29, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended June 29, 2025.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Business Loan Agreement effective as of May 22, 2025 by and among Optex Systems Holdings, Inc, Optex Systems, Inc., and Texas Capital Bank (including Note)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date:August 12, 2025	By:	/s/ Danny Schoening
Danny Schoening
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 12, 2025	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

