Form 10-K
period 2025-09-28
Optex Systems Holdings Inc
filed 2025-12-17
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2025

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

The aggregate market value of the 4,748,418 shares of voting stock held by non-affiliates of the registrant based on the Nasdaq closing price on March 30, 2025 was $25,591,141.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	December 16, 2025
Common Stock	6,937,358

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The registrant expects to file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of September 28, 2025.

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and military spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. government’s interpretation of federal procurement rules and regulations, changes in spending due to policy changes in any new federal presidential administration, market acceptance of the Company’s products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section “Item 1A Risk Factors” in this Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this Annual Report on Form 10-K.

PART I

Item 1. Business

Current Lines of Business

We manufacture optical sighting systems and assemblies for the U.S. Department of Defense (“DoD”), foreign military applications, commercial markets, and consumer markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles and the Stryker family of vehicles. We also manufacture and deliver numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Our products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of our revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by us.

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

Recent Events

Appointment of Chief Executive Officer

In response to the notification by Danny Schoening that he intends to resign from the position of Chief Executive Officer of the Company, effective as of December 20, 2025 (the “Effective Date”), on December 5, 2025, the Board of Directors of the Company (the “Board”) appointed Chad George, the Company’s President, to assume the additional role of Chief Executive Officer to fill the vacancy left by Mr. Schoening, effective as of the Effective Date.

Mr. George, 48, has served as President of the Company since August 11, 2025. Previously, he spent 20 years in senior operations and supply chain roles in the defense sector. Between January 2022 and August 2025, he served as Vice President of Operations and Supply Chain at Leonardo DRS, where he played a key role in streamlining production processes and enhancing strategic sourcing capabilities. He also worked as Factory Manager and Operations Leader at Raytheon from April 2009 through March 2021. He holds a Bachelor’s Degree in Industrial Engineering from Oklahoma State University and a Master of Business Administration from the University of Texas at Dallas.

In connection with the appointment, the Company entered into a new employment agreement with Mr. George as of the Effective Date (the “New Employment Agreement”). Pursuant to the agreement, Mr. George will serve as the Company’s President and Chief Executive Officer through December 31, 2028. Thereafter, the term of the agreement will automatically extend for successive additional 12-month periods unless Mr. George or the Company provides written notice of termination at least 90 days prior to the end of the term then in effect.

Mr. George’s initial annual base salary under the new agreement is $300,000, which may be increased by the Compensation Committee and/or by the Board in their sole discretion but may not be decreased without Mr. George’s consent. Mr. George’s base salary will increase at 3.5% annually in accordance with the then-current Company policy. Mr. George will be eligible for a performance bonus based upon a one-year operating plan adopted by the Company’s Board. The bonus will be based on financial and/or operating metrics decided annually by the Board or the Compensation Committee and tied to such one-year plan. The target bonus will equate to 30% of Mr. George’s base salary. The Board will have discretion in good faith to alter the performance bonus upward or downward by 20%. Mr. George is entitled to 200 hours paid vacation and paid time off (PTO) each year and all other benefits accorded to our other senior executives.

The employment agreement may be terminated by either party upon written notice. Other events of termination consist of: (i) death or permanent disability of Mr. George; (ii) termination by the Company for cause (including in connection with the conviction of a felony, commission of fraudulent, illegal or dishonest acts, certain willful misconduct or gross negligence, continued failure to perform material duties or cure material breach after written notice, violation of securities laws and material breach of the employment agreement), (iii) termination by the Company without cause and (iv) termination by Mr. George for good reason (including continued breach by the Company of its material obligations under the agreement after written notice, the requirement for Mr. George to move more than 100 miles away for his employment without consent, and merger or consolidation that results in more than 66% of the combined voting power of the Company’s then outstanding securities or those of its successor changing ownership or the sale of all or substantially all of its assets, without the surviving entity assuming the obligations under the agreement). For a termination by the Company for cause or upon death or permanent disability of Mr. George, Mr. George will be paid accrued and unpaid salary and any bonus earned through the date of termination. For a termination by the Company without cause or by Mr. George with good reason, Mr. George will also be paid six months’ base salary in effect.

Increase in Board Size and Election of New Director

Concurrently with Mr. George’s appointment as Chief Executive Officer, the Board elected Mr. George to serve as a director of the Board, effective as of the Effective Date, until the Company’s 2026 annual meeting of shareholders and until his successor has been elected and qualified. In connection with Mr. George’s election as a director of the Board, the Board increased the total number of Board seats from four to five.

The New Employment Agreement requires Mr. George to fulfill his duties as a director without additional compensation.

Resignation of Chief Executive Officer

On December 4, 2025, Mr. Schoening notified the Company that he intends to resign, effective as of the Effective Date, from the position of Chief Executive Officer of the Company. Mr. Schoening will remain on the Board, will continue to serve in the position of Chairman of the Board, and will continue to serve as the Company’s Facilities Security Officer (“FSO”).

Appointment of New President

Effective August 11, 2025, the Board appointed Mr. George as the Company’s new President.

In connection with Mr. George’s appointment as President, the Board granted him 10,000 shares of restricted stock under an exemption from registration effective August 11, 2025, which will vest on January 1, 2026.

Amendment to Bylaws

Effective August 10, 2025, the Board amended the Company’s Bylaws to, among other things, (i) create a new Chief Executive Officer position, allowing for the offices of Chief Executive Officer and President to be held by different individuals, with the Chief Executive Officer being the principal executive officer of the Company, (ii) add deadlines and procedural requirements for shareholders to follow in making (A) proposals for consideration at an annual meeting, (B) nominations for directors to be elected at an annual meeting, and (C) nominations for directors to be elected at a special meeting, (iii) add a new article to provide for indemnification of directors and officers to the fullest extent permitted by Delaware law, and (iv) add a forum selection clause.

Recent Orders

●	On December 15, 2025, the Company announced it was awarded a new contract for optical sub-assemblies. The order value is $2.3 million with deliveries from April 2026 through December 2026. The units will be manufactured at the Applied Optics Center segment (“Applied Optics Center” or “AOC”) location in Dallas, Texas.

●	On August 5, 2025, the Company announced it was awarded a firm fixed price purchase order from General Dynamics Land Systems - Canada. This $1.6 million award for laser protected periscopes will be delivered in fiscal year 2026. The periscopes will be manufactured at the Optex Systems – Richardson segment (“Optex Richardson”) location in Richardson, Texas.

●	On July 22, 2025 the Company announced it was awarded an up to $10.2 million, five-year requirement-type contract by the Army Contracting Command - Detroit Arsenal for Abrams-based optical sighting systems. The contract estimates the first-year order amount to exceed $4.3 million with deliveries scheduled to begin in fiscal year 2026. The units will be manufactured at the Optex Richardson location.

●	On July 7, 2025 the Company announced it was awarded a $2.8 million purchase order from a major U.S. prime contractor in support of the XM30 Combat Vehicle. This contract will provide 13 sighting systems in support of the next milestone with deliveries in fiscal 2026. The units will be manufactured at the Optex Richardson location.

●	On April 9, 2025 the Company announced it was awarded a new contract for laser filter units associated with the XM157 Next Generation Fire Control Scope. The order value is $5.7 million with deliveries between August 2025 through December 2026. The units will be manufactured at the Applied Optics Center location.

●	On March 19, 2025 the Company announced it was awarded a $4.2 million firm fixed price purchase order from BAE Systems in support of the Bradley A4 Follow-On Production award for laser protected periscopes and optical sighting systems. This order will be manufactured at the Optex Richardson location and delivered over 28 months.

●	On December 11, 2024 the Company announced it was awarded a three-year, Indefinite Delivery Indefinite Quantity (IDIQ) contract for Optically Improved Periscopes from DLA Land and Marine with a maximum value of $6.5 million and two additional option years. The units will be manufactured at the Optex Richardson location.

●	On December 10, 2024 the Company announced it was awarded a new contract for Laser Filter Units and Window Assemblies supporting Night Vision devices utilized by the U.S. Armed Forces. The order value is $2.0 million with deliveries covering March 2025 through February 2026. The units will be manufactured at the Applied Optics Center location.

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

In addition, the Company offers military specification (“mil-spec”) quality High Efficiency Anti-Reflective Coatings for Infrared applications in both the military and commercial markets. These coatings are manufactured at the Applied Optics Center in Dallas, Texas.

We deliver high volume products, under multi-year contracts, to large defense contractors and government customers. Increased emphasis in the past several years has been on new opportunities to promote and deliver our products in foreign military sales, where U.S.-manufactured combat and wheeled vehicles are supplied (and upgraded) in cooperation with the DoD. We have a reputation for quality and credibility with our customers as a strategic supplier. We also anticipate the opportunity to integrate some of our night vision and optical sights products into commercial applications.

Specific product categories by product line include:

Product Line	Product Category
Periscopes	Laser & Non-Laser Protected Plastic & Glass Periscopes (“ICWS”), Electronic M17 Day/Thermal Periscopes, Digital Periscopes, Vision Blocks

Sighting Systems	Back Up Sights, Digital Day and Night Sighting Systems (“DDAN”), M36 Thermal Periscope, Unity Mirrors, Optical Weapon System Support and Maintenance (“OWSS”), Commander Weapon Station Sight (“CWSS”), Sight Assembly Refurbishment (“GOI MOD/Aquila”), XM30 Driver Periscope Assembly

Howitzers	M137 Telescope, M187 Mount, M119 Aiming Device, XM10 Aiming Circle

Other	Muzzle Reference Systems (“MRS”), Binoculars, Collimators, Speedtracker, Optical Lenses & Elements, Windows and Optex Outdoors products

Applied Optics Center	Laser Interference Filter (“LIF”), Optical Assemblies, Laser Filter Units (“LFU”), Reticles, Day Windows, Binoculars, Specialty Thin Film Coatings.

Contracts

Our government contracts allow for Federal Acquisition Regulation (“FAR”) 52.243-1 which entitles the contractor to an “equitable adjustment” for contract or statement of work changes affecting cost or time of performance. In essence, an equitable price adjustment request is a request for a contract price modification (generally an increase) that allows for the contractor to be “made whole” for additional costs incurred which were necessitated by some modification of the contract effort. This modification may come from an overt change in U.S. government requirements or scope, or it may come from a change in the conditions surrounding the contract (e.g., differing site conditions or late delivery of U.S. government-furnished property) which result in statement of work additions, deletions, part substitutions, schedule or other changes to the contract which impact the contractor’s overall cost to complete.

Each contract with our customers has specific quantities of material that need to be purchased, assembled, and then shipped. Prior to bidding for a contract, we contact potential sources of material and receive qualified quotations for each material. In some cases, the entire volume is given to a single supplier and in other cases, the volume might be split between several suppliers. If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would attempt to find an acceptable alternate supplier, and if successful, we would then renegotiate contractual deliverables (e.g., specifications, delivery or price). As of December 3, 2025, approximately 83% of our material requirements are single-sourced across 104 suppliers representing approximately 96% of our active supplier order values. Single-sourced component requirements span across all of our major product lines. Of these single-sourced components, we have material contracts (purchase orders) with firm pricing and delivery schedules in place with each of the suppliers to supply the parts necessary to satisfy our current contractual needs. See “Item 1.A. Risk Factors – Risks Relating to Our Business – Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” for a description of certain supplier risks we face, which description is incorporated herein by reference.

Approximately 99% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected. However, these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We currently have eight subcontract customer awards, representing $1.1 million of our current backlog, which are associated with two government prime contracts pending termination. We are currently in negotiation with the customer regarding the final termination claim amount, but expect to recover all of our incurred costs to date, plus a reasonable fee, against these contracts.

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

Law/Regulation	Summary

Federal Acquisition Regulation (FAR)	The principal set of rules is the Federal Acquisition Regulation System. This system consists of sets of regulations issued by agencies of the federal government of the United States to govern what is called the “acquisition process,” which is the process through which the government acquires goods and services. That process consists of three phases: (1) need recognition and acquisition planning, (2) contract formation, and (3) contract administration. This system regulates the activities of government personnel in carrying out that process. It does not regulate the purchasing activities of private sector firms, except to the extent that those activities involve government solicitations and contracts by reference.

International Traffic in Arms Regulations (ITAR)	United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act.

Truth in Negotiations Act (TINA)	A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government. The most significant provision included is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold of $2.5 million for contracts entered into after June 30, 2018. The law requires contractors to provide the government with an extremely broad range of cost or pricing information relevant to the expected costs of contract performance, and it requires contractors and subcontractors to submit cost or pricing data to the government and to certify that, to the best of their knowledge and belief, the data are current, accurate, and complete. A contracting officer may still request cost or price data, if necessary, without certification, to determine whether the proposed cost or price is fair and reasonable for contracts which are below the threshold.

We are responsible for full compliance with the FAR. Upon award, the contract may identify certain regulations that we need to meet. For example, a contract may allow progress billing pursuant to specific FAR clauses incorporated into the contract. Other contracts may call for specific first article acceptance and testing requirements. The FAR will identify the specific regulations that we must follow based on the type of contract awarded and contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees and, among other things and impose accounting rules that define allowable and unallowable costs governing our right to reimbursement under certain contracts.

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

We are also subject to laws, regulations and executive orders restricting the use and dissemination of information deemed classified for national security purposes and the exportation of certain products and technical data as covered by the International Traffic in Arms Regulation (“ITAR”). In order to import or export items listed on the United States Munitions List, we are required to be registered with the Directorate of Defense Trade Controls office. The registration is valid for one year, and the registration fees are established based on the number of license applications submitted the previous year. We currently have an approved and current registration on file with the Directorate of Defense Trade Controls office. Once the registration is approved, each import/export license must be filed separately. License approval requires the company to provide proof of need, such as a valid contract or purchase order requirement for the specific product or technical data requested on the license and requires a detailed listing of the items requested for export/import, the end-user, the end-user statement, the value of the items, consignees/freight forwarders and a copy of a valid contract or purchase order from the end-user. The approval process for the license can vary from several weeks to six months or more. The licenses we currently use are the Department of State licenses: DSP-5 (permanent export), DSP-6 (license revisions) and DSP-73 (temporary export) and Department of Commerce: BIS-711 (export).

The above licenses are valid for 48 months from date that each license is issued. A summary of our active ITAR licenses is presented below (updated as of December 3, 2025):

	Fiscal Year	Number of	Total Contract Value of
Active ITAR Licenses	of Expiration	Licenses	Licenses

DSP-5
Issued 2022	2026	4	$321,722
Issued 2023 (none issued)	N/A	—	—
Issued 2024	2028	3	125,577
Issued 2025	2029	3	99,350
Total DSP-5 Licenses		10	$546,649

DSP-6 (no active licenses)	N/A	—	$—

DSP-73 (no active licenses)	N/A	—	$—

BIS-711
Issued 2022	2026	1	9,372
Issued 2023	2027	10	1,359,344
Issued 2024	2028	7	1,270,327
Issued 2025	2029	3	72,240
Total BIS-711 Licenses		21	$2,711,283

Total All Licenses		31	$3,257,932

These licenses are subject to termination if a licensee is found to be in violation of the Arms Export Control Act or the ITAR requirements. If a licensee is found to be in violation, in addition to a termination of its licenses, it can be subject to fines and penalties by the government.

Our contracts may also be governed by the Truth in Negotiation Act (“TINA”) requirements where certain of our contracts or proposals exceed the TINA threshold ($2.5 million for awards after June 30, 2018), and/or are deemed as sole source, or non-competitive awards, covered under this act. For these contracts, we must provide a vast array of cost and pricing data in addition to certification that our pricing data and disclosure materials are current, accurate and complete upon conclusion of the negotiation. Due to the additional disclosure and certification requirements, if a post contract award audit were to uncover that the pricing data provided was in any way not current, accurate or complete as of the certification date, we could be subjected to a defective pricing claim adjustment with accrued interest. We have no history of defective pricing claim adjustments and have no outstanding defective pricing claims pending. Additionally, as a result of this requirement, contract price negotiations may span from two to six months and can result in un-definitized or not to exceed ceiling priced contracts subject to future downward negotiations and price adjustments. Currently, we do not have any un-definitized contracts subject to further price negotiation.

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

The terms of our significant contracts with a total award value of more than $1.0 million as of December 4, 2025, are as follows:

Location	Customer	Contract/PO	Product	Type	Award	Backlog	Delivery Period

OPX	DLA Land and Maritime(1)	SPE7LX21D0057	Periscopes	IDIQ	$7.4	$0.7	Dec 2024 - Jun 2025

OPX	General Dynamics Land Systems - Canada(2)	PO 35713970	Periscopes	FFPQ	1.7	1.7	Oct 2025 - Sept 2026

OPX	US Army(3)	W912CH-25-D-0066	Collimators	IDIQ	4.3	4.3	Jul 2025 - Jul 2030

OPX	U.S. Prime Contractor(4)	PO 40471011	Periscopes	FFPQ	2.6	2.5	Jul 2025 - Apr 2026

AOC	U.S. Prime Contractor(5)	PO 835	Laser Filter Units	FFPQ	5.7	4.1	Aug 2025 - Dec 2026

OPX	BAE Systems(6)	PO 392878	Periscopes & Optical Sighting Systems	FFPQ	4.3	4.3	Mar 2025 - Jul 2027

OPX	DLA Land and Maritime(7)	SPE7LX25D0023	Periscopes	IDIQ	3.8	1.1	Dec 2024 - Dec 2027

AOC	U.S. Prime Contractor(8)	PO 921493	Light Interference Filters	FFPQ	1.3	0.5	Mar 2025 - Feb 2026

OPX	DLA Land and Maritime(9)	SPE7LX24D0030	Periscopes	IDIQ	2.8	0.3	Jan 2024 - Jan 2029

AOC	U.S. Prime Contractor(10)	NHAGP00452	Light Interference Filters	FFPQ	1.0	0.4	Jun 2025 - Apr 2026

OPX	U.S. Prime Contractor(11)	PO 50896	Periscopes	FFPQ	1.1	1.1	Jun 2026 - Oct 2026

(1)	Prime contract awarded on January 6, 2021. This is a long-term, IDIQ contract with firm fixed pricing for the duration of the contract with a base period of three years plus two firm fixed priced option years for a potential total of five years for periscopes valued up to $14.4 million. On October 7, 2024, second option was exercised by DLA Land and Maritime, extending the ordering period from January 6, 2025 through January 5, 2026.

(2)	Subcontract awarded on August 5, 2025 for periscope assemblies with firm fixed pricing for the duration of the contract. The award has a maximum order value of $1.7 million.

(3)	Prime contract with direct solicitation for W56HZV-23-R-0159 for Collimators awarded on July 22, 2025. This is a long-term IDIQ contract with firm fixed pricing for the duration of the contract with potential revenue up to $10.2 million.

(4)	Subcontract awarded on July 7, 2025 for periscope assemblies supporting XM30 Combat Vehicles with firm fixed pricing for the duration of the contract. The award has a maximum order value of $2.6 million.

(5)	Subcontract purchase order awarded on April 9, 2025 by a U.S. prime contractor in support of U.S. government contracts.

(6)	Subcontract with BAE Systems in support of government contract W56HZV-22-D-0083 & W912CH25F0096 for periscopes & optical subassemblies. The purchase order was awarded on March 19, 2025 for $4.3 million with final revision dated November 5, 2025.

(7)	Subcontract awarded on December 11, 2024. This is a long-term IDIQ contract with firm fixed pricing for the duration of the contract with a base period of three years plus two firm fixed priced option years for a potential total of five years for periscopes valued up to $6.5 million.

(8)	Subcontract purchase order awarded on December 10, 2024 by a U.S. prime contractor in support of U.S. government contracts.

(9)	Subcontract awarded on January 31, 2024 for periscopes and direct vision blocks. This is a three-year IDIQ contract with two option years and firm fixed pricing for the duration of the contract. The award has a maximum order value of $2.8 million.

(10)	Subcontract purchase order awarded on February 14, 2025 by a U.S. prime contractor in support of U.S. government contracts.

(11)	Subcontract purchase order awarded on November 19, 2025 by a U.S. prime contractor in support of U.S. government contracts.

Market Opportunity — U.S. Military

During the twelve months ended September 28, 2025, approximately 90% of our business was in support of U.S. military products. The purpose of including the chart below is to provide the reader with historical trend data and projected U.S. military defense and procurement spending over time. However, the Company cannot provide any assurances that the historical trend data is predictive of future spending.

In the chart below, for fiscal year 2026, the Government Publishing Office (“GPO”) projects total DoD spending at $961.7 billion, an overall increase of 11.6% over estimated fiscal year 2025 spending. For defense procurement spending, a subset of total defense spending, the GPO projects an overall increase of $30.8 billion, or 17.7%, in fiscal year 2026 as compared to the estimated spending in fiscal year 2025.

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2026 Budget Request”, July 2025.

The table below depicts the DoD budget request for fiscal year 2026 for major ground system programs. The last two years have experienced a significant reduction in spending for U.S. ground system military programs. The total fiscal year 2026 budget request for major ground system programs decreased by 10.8% from the fiscal year 2025 levels and by 16.5% from the fiscal year 2024 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Richardson, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below and budget requests for at least two of the major platforms (AMPV and M1) are showing growth of 39.2% and 43.6% respectively in fiscal year 2026.

Source: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2026 Budget Request”, July 2025.

The table below depicts the DoD budget request for fiscal year 2026 for major ground system programs. The last three years have experienced a significant reduction in spending for U.S. ground system military programs. The total fiscal year 2026 budget request for major ground system programs decreased by 27% from the fiscal year 2025 levels and by 36% from the fiscal year 2024 levels. Although it is difficult to directly tie the budget request to specific components provided by Optex Richardson, we provide periscopes, collimator assemblies, vision blocks and laser interface filters to the U.S. armed forces on almost all of the ground system platforms categorized below.

($ in Millions)	FY2022	FY2023	FY2024	FY2025	FY2026
ARMY
Abrams Tank Modification/Upgrade (M-1)	$1,264.3	$1,297.7	$1,421.3	$1,051.4	$1,464.0
Armored Multi-Purpose Vehicle (AMPV)	984.6	1,237.0	603.9	393.8	565.4
Paladin Integrated Management (PIM)	662.9	1,026.8	783.2	611.1	262.7
Family of Medium Tactical Vehicles (PIM)	144.4	233.9	230.5	262.0	107.9
Family Of Heavy Tactical Vehicles (FHTV)	214.0	326.3	283.2	220.2	148.5
Next Generation Squad Weapon (NGSW)	127.6	199.6	343.4	389.4	395.5
XM30 Combat Vehicle	194.9	519.1	565.0	499.5	387.4
M10 Booker (Mobile Protected Firepower)	-	410.5	482.2	487.2	81.5
Stryker	1,112.7	1,275.0	694.2	503.3	145.6
USMC
Amphibious Combat Vehicle (ACV)	591.9	605.4	632.8	857.0	835.4
Total Ground Systems Vehicles (millions)	$5,297.3	$7,131.3	$6,039.7	$5,274.9	$4,393.9

Sources: Office of the Under Secretary of Defense (Comptroller)/Chief Financial Officer, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2026 Budget Request”, July 2025, “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2025 Budget Request”, March 2024 and “Program Acquisition Cost by Weapon System, United States Department of Defense, Fiscal Year 2024 Budget Request”, April 2023.

The proposed 2026 Department of Defense Budget indicates an overall decrease in ground system vehicle program spending (or requests therefor) since fiscal year 2023. There is generally a six- to eighteen-month delay between U.S. defense budget requests and program delivery orders related to our products from government agencies and our prime defense customers. In addition, DoD budget requests are often changed throughout the congressional National Defense Authorization Act (“NDAA”) Budgeting and Budget appropriations process. The DoD budget requests exclude any foreign military sales as they are funded separately from the annual NDAA budgets. We are carefully watching the projected trends in both DoD military spending and FMS as defense allocation priorities change, as well as challenges which are presented from the global recession and changes in political climate to ascertain any potential impact to the Company’s future revenue.

A substantial portion of our revenue is derived from U.S. government contracts, which are subject to annual congressional appropriations. Failure to pass the annual appropriations by October 1, the start of the new fiscal year, often results in a continuing resolution (“CR”) which can delay new contract awards, exercising of contract options, and starting of new program initiatives, which could materially and adversely affect our future revenues. From October 1, 2025 to November 12, 2025, the federal government of the United States was in a shutdown as Congress failed to pass appropriations legislation for the 2026 fiscal year. On November 10, 2025, Congress passed a CR, which funds the government at existing spending levels through January 30, 2026, by which time the legislature must approve the annual appropriations bill or an additional CR to avoid another government shutdown. As a result of the 2025 government shutdown and CR through January 2026, the Company has experienced a slow-down of contract awards. While we are unable to predict the outcome past January 2026, we anticipate the funding delays may affect our revenue during the second through fourth quarters of fiscal year 2026. See “Item 1.A. Risk Factors – Risks Relating to Our Business – A delay in the completion of the U.S. government’s budget and appropriation process could delay procurement of our products and services and have an adverse effect on our future revenues.”

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

We were successful with the Israeli Ministry of Defense (“IMOD”) in refurbishing a small quantity of their Night Vision Rifle Scopes. Given this success, in November 2022, the IMOD awarded us a $3.4 million follow on contract to continue this activity through fiscal year 2026. We began deliveries against the contract during the first quarter of fiscal year 2024. If we successfully execute this contract, we would expect another contract award of similar size and duration in fiscal year 2026 or 2027.

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

●	Big Eye Binoculars — While the military application we produce is based on mature military designs, we own all castings, tooling and glass technology. The big eye binocular technology is potentially applicable to other commercial uses where high magnification and resolution is required.

●	Thin Film Coatings — The acquisition of the Applied Optics Center also creates a new sector of opportunity for commercial products for us. Globally, commercial optical products use thin film coatings to create product differentiation. These coatings can be used for redirecting light (mirrors), blocking light (laser protection), absorbing select light (desired wavelengths), and many other combinations. They are used in telescopes, rifle scopes, binoculars, microscopes, range finders, protective eyewear, photography, etc. Given this broad potential, the commercial applications are a key opportunity going forward.

●	Optical Assemblies – Through the Applied Optics Center, we are utilizing our experience in military sighting systems to pursue commercial opportunities associated with products that incorporate multi-lens optical cell assemblies, bonded optical elements and mechanical assemblies. There are a wide variety of products in the medical, machine vision, automotive and outdoor recreation fields that can benefit from our capabilities. Support to domestic customers for these type products has driven significant increases in Applied Optics Segment sales during the last five years.

●	Optex Outdoors – This launch brings military-grade optical technology directly to civilian marksmen and extreme long-range competitors, expanding Optex’s reach beyond its traditional military market. The Optex Outdoors webstore offers a curated selection of advanced optical products, including riflescope prisms, chronographs, and stabilized viewing products—designed specifically for the needs of elite shooters and outdoor enthusiasts. Each product is engineered and built in Richardson, Texas.

Customer Base

We serve customers in four primary categories: as prime defense contractor (Defense Logistics Agency (“DLA”) Land and Maritime, DLA Land at Aberdeen, DLA Aviation, U.S. Army, Navy and Marine Corps), as defense subcontractor (General Dynamics, L-3 Communications, Elbit Systems, BAE, Sig Sauer, Vortex Optics, Trijicon Inc. and Ducommun Aerostructures), as a military supplier to foreign governments (Israel, Australia, South America and Canada) and as a commercial optical assembly supplier (Nightforce Optics, Lightforce USA, Inc. and Gables Engineering). During the twelve months ended September 28, 2025, we derived approximately 70% of our gross business revenue from five major customers: U.S. government agencies (29%) and four U.S. defense contractors (19%, 10%, 6% and 6%). We have approximately 120 discrete contracts for items that are utilized in vehicles, optical product lines and as spare parts. Due to the high percentage of prime and subcontracted U.S. defense revenues, large customer size and the fact that there are multiple contracts with each entity, which are not interdependent, we are of the opinion that this provides us with a fairly well diversified revenue pool.

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

Substitutes — Low Risk to us. We have both new vehicle contracts and replacement part contracts for the same product. Three combat vehicles have a long history of service in the U.S. Army. The first M-1 Abrams Tank entered service with the Army in 1980; the M-2/M-3 Bradley Fighting Vehicle in 1981; and the Stryker Combat Vehicle in 2001. Since it was first fielded in 1980, the Abrams tank has undergone near-continuous upgrades and improvements and is the principal battle tank of the United States Army and Marine Corps, and the armies of Egypt, Kuwait, Saudi Arabia, Iraq and Australia. On average, there has been a new improvement package every seven years. The XM30 Mechanized Infantry Combat Vehicle, formerly known as the Optionally Manned Combat Vehicle, is the U.S. Army’s sixth attempt to replace the Bradley fighting vehicle. The latest Army “light tank” is the M10 Booker Combat Vehicle, formerly known as the Mobile Protected Firepower System, and is much smaller than the Abrams main battle tank. The Abrams, XM30, M10 Booker and Stryker vehicles are the only tanks currently in production by the government. Optex Richardson provides periscopes and optical sighting systems in support of all four vehicle platforms. We expect that these tanks will continue to be used through approximately 2040.

Suppliers — Low to Medium Risk to us. The suppliers of standard processes (e.g., casting, machining and plating) need to be very competitive to gain and/or maintain contracts. Those suppliers of products that use top secret clearance processes have a slight advantage; however, there continues to be multiple avenues of supply and therefore only moderate power.

Consistent with our marketing plan and business model, the AOC acquisition strengthened our overall position by decreasing the bargaining power of their suppliers through the backwards integration of a key supplier and created additional barriers of entry for potential competitors.

The following matrix reflects the current focus of our four basic approaches for sales and development:

1)	Sell existing products to existing customers.

2)	Sell existing products to new customers.

3)	Develop new products to meet the needs of our existing customers.

4)	Develop new products to meet the needs of new customers.

	Existing Customers	New Customers

New Products	US Army Central Command - Binoculars GDLS - DDAN, OWSS, XM30	Israel - GOI MOD/Aquila U.S. Prime Contractor - XM10 Aiming Circle
	Commercial - Optical Lens, Reticles, DLC coatings, IR Opto-Mechanical Assembly, Micro Optical Systems	Commercial - Optical Lens, Spotting Scopes, Monocular Lens, Chronographs, Optical Wedges U.S. Prime Contractor – Aerospace and Space U.S. Prime Contractor – Drone Technology

Existing Products	US Army Central Command - Periscopes, Back Up Sights,	Commercial - Optical Lens, Spotting Scopes Monocular Lens
Binoculars, Vision Blocks,
	Laser Filter Units	U.S. Prime Contractor – Laser Filter Units
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

Patents

We possess five utility patents and three design patents. Two new patents have been reviewed by the U.S. Patent and Trademark Office and approved in fiscal year 2025. These are for U.S. Patent No. 12,352,533 titled “Improved Next Shot Compensation System for Weapons” and for our Laser Filter Antenna, which is awaiting a U.S. Patent number.

The following patents generally expire 20 years after issuance.

On November 6, 2025, we received a notice of allowance for our U.S. Patent Application No. 18/809,740 filed on August 20, 2024 on the Laser Filter Antenna. The U.S. Patent number is pending receipt of our payment of the Issue Fee which is due by January 9, 2026.

On July 8, 2025, we were issued U.S. Patent No. 12,352,533 titled “Next Shot Compensation System for Weapons” which is a filtered unit to prevent light having a threshold wavelength from passing through the filter unit; and one or more radar antennae deposited on a surface of the filter unit, wherein the one or more radar antennae are configured to capture a velocity of a projectile fired from the weapon.

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

On July 11, 2017, we were issued U.S. Patent No. D791,852 S, for our Red Tail Digital Spotting Scope. We have a retail sales relationship with Cabela’s Inc. and Amazon, to distribute these scopes. They are currently the only digital spotting scope offered by Cabela’s Inc. Our Red Tail Digital Spotting Scopes also received a favorable review from Trigger Magazine in 2017.

In May 2015, we announced the issuance to us of U.S. Patent No. 13,792,297 titled “ICWS Periscope”. This invention improves previously accepted levels of periscope performance that, in turn, improves soldier’s safety.

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

On June 29, 2023, the “Effective Date”, we executed a License agreement LA12342 with Pratt & Whitney Division (“P&W”) of Raytheon Technologies Corporation for a six-year term from the Effective date. The agreement allows the Company the use of P&W’s proprietary technology to perform the application and inspection of proprietary coatings on a selection of vane part numbers for the upturned exhaust system (UESII) utilized on Sikorsky’s Blackhawk aircraft variants. The license grant is exclusive to the Applied Optics Center for the application and inspection of coatings for the end customer, provided that AOC is able to sufficiently meet the end customer volume demand for the licensed items during the term. In consideration of the license rights, AOC agrees to pay P&W a royalty of $200 per vain, or $2000 per shipset of 10 vanes to which the coating is applied. On the 2nd anniversary of the Effective date, and every two years thereafter during the term of the agreement, the royalty rate shall be increased by 3%. Semiannual payments are to be paid within 15 days of June 30th and December 31st throughout the duration of the agreement.

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

There are a limited number of competitors in each of the markets for the various types of products that we design, manufacture and sell. At this time, we consider our primary competitor for the Optex Richardson site to be Gus Periscopes. The Applied Optics Center thin film and laser coatings products compete primarily with Materion-Barr, G&H Artemis and Alluxa.

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

Employees and Human Capital

We had 132 full-time equivalent employees as of September 28, 2025, which include a small temporary work force to handle peak loads as needed. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

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

We have several multiyear IDIQ contracts at fixed prices which have open ordering periods and are currently at low profit rates or in a loss condition. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. As of September 28, 2025, there was $132 thousand in accrued loss provisions for loss contracts or cost overruns.

Approximately 99% of our contracts contain termination clauses for convenience. In the event these clauses should be invoked by our customer, future revenues against these contracts could be affected. However, these clauses allow for a full recovery of any incurred contract costs plus a reasonable fee up through and as a result of the contract termination. We currently have eight customer awards, representing $1.1 million of our current backlog, which are associated with two government prime contracts pending termination. We are currently in negotiation with the customer regarding the final termination claim amount, but expect to recover all of our incurred cost to date, plus a reasonable fee, against these contracts.

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

A delay in the completion of the U.S. government’s budget and appropriation process could delay procurement of our products and services and have an adverse effect on our future revenues.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a CR, which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a CR, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have on occasion experienced delays in contract awards which affect our future revenues as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or to provide for a CR, a full or partial federal government shutdown may result. A federal government shutdown could result in delays or cancellations of key programs and during extended government shutdown periods, the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results. We refer also to “Item 1. Business – Market Opportunity: U.S. Military” of this Annual Report on Form 10-K for a description of current trends in U.S. government military spending and its potential impact on the Company.

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity.

The volatile global economic and political environment has created market uncertainty. A slowdown in the financial markets or other economic conditions, including but not limited to global supply chain issues, inflation, fuel and energy costs, freight costs, lack of available credit, sovereign debt crises, interest rates, and tax rates, may adversely affect the Company’s growth and profitability. In response to inflationary pressures, between January 2022 and July 2023, the U.S. Federal Reserve incrementally raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. While the U.S. Federal Reserve lowered interest rates slightly during 2025, future increases in interest rates may again result in an increase in the cost of borrowing for us, our customers, our suppliers and other companies relying on debt finance. Prolonged inflationary conditions and prolonged periods of high interest rates could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. In addition, the continuing conflict in the Middle East could affect oil prices and have other, potentially recessionary, effects on the global economy. At this time, the extent and duration of global economic and political events and their effects on the economy and the Company are impossible to predict.

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

We do not have employment agreements with our key personnel, other than our Chief Executive Officer, Chief Financial Officer, and President and our management has minimal unencumbered equity ownership in us. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.

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

If a contract has a single source supplier and that supplier fails to meet their obligations (e.g., quality, delivery), then we would seek to find an alternate supplier and bring this information back to the final customer. Contractual deliverables would then generally be re-negotiated (e.g., specifications, delivery, price). As of September 28, 2025, approximately 83% of our material requirements were single-sourced across 104 suppliers representing approximately 96% of our active supplier order values. Single-sourced component requirements span across all of our major product lines.

We consider it a material financial or schedule risk if we believe it will take us at least three months to identify and qualify a suitable replacement for specialized single source suppliers. In the table below, we identify those specialized single source suppliers with respect to which we face such a material risk and the product lines supported by those materials utilized by us as of September 28, 2025.

Product Line	Supply Item	Risk	Purchase Orders

Sighting Systems DDAN	Digital camera system	Alternative source would take in excess of six months to qualify	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Periscopes	Steel castings	Several suppliers qualified and vetted. Risk is overloading current supplier capacity.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Vision Blocks	Military Spec welded housings for vision blocks	Would take approximately 8-10 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis.

Vision Blocks	Large/Small/Customs Blocks	Would take approximately 4-6 months to re-qualify a new supplier source.	Currently working with single source for purchasing material on a forecast projection basis

MRS	Aluminum Castings for Housing	Would take approximately six months to re-qualify a new supplier source and cost/time for new tooling. Looking at investment castings (3D printing) as mitigation.	Currently, ordering for a single source, new casting tool and FAT will be required to qualify a new source.

Big Eye	Sand castings for big eye binocular parts	Would take approximately six months to re-qualify a new supplier source and cost/time for new tooling. Looking at investment castings (3D printing) as mitigation.	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Beamsplitter	Glass tight dimensions and Special Coating	Limited number of suppliers that can meet tight customer specifications without deviation	Current firm fixed price & quantity purchase orders are in place with the supplier to meet all contractual requirements.

Applied Optics Center M22/M24 Binocular	Spare Components	Sole source provider. Only approved source due to proprietary rights. Alternate source cannot be developed.	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center LIF Assembly	Container Wrench and Retaining Ring	Mold tooling was manufactured by and used by one source. Tooling would not fit other potential supplier’s equipment. Finding another source would be very expensive and take approximately 1 year to transition	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center LIF Assembly	Rubber Seal	Mold tooling was manufactured by and used by one source. Tooling would not fit other potential supplier’s equipment. Finding another source would be very expensive and take approximately 1 year to transition	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

Applied Optics Center Assorted LFU Assemblies	Anti-Reflective Device	Sole source provider. Only one approved government source of supply at this time	Current firm fixed price and quantity purchase orders are in place with the supplier to meet all contractual requirements. Supplier is on schedule.

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

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems make them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards.

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

The Company’s revenues for fiscal year ended September 28, 2025 were derived from sales to U.S. government agencies (29%), four major U.S. defense contractors (19%, 10%, 6% and 6%) and all other customers (30%). Approximately 95% of total Company revenue is generated from domestic customers and 5% is derived from foreign customers. In particular, a decision by one of our major defense contract customers, U.S. government agencies or other major customers to cease issuing contracts to us could have a significant material impact on our business and results of operations given that they represent over 70% of our gross business revenue. There can be no assurance that we could replace these customers on a timely basis or at all.

We have approximately 120 discrete contracts with major defense contractors, the U.S. government (primarily Defense Logistics Agencies (DLA)), and other prime U.S. defense contractors. If they choose to terminate these contracts, we are entitled to fully recover all contractual costs and reasonable profits incurred up to or as a result of the terminated contract.

We possess only eight patents and rely primarily on trade secrets to protect our intellectual property.

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

Since our common stock was listed on Nasdaq in March 2023, our stock price, as reported by Nasdaq, has ranged from a low of $2.87 to a high of $17.76. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

We are a “smaller reporting company” as defined in SEC regulations, and a “baby shelf” issuer based on our public float, which may make our common stock less attractive to investors due to the reduced disclosure requirements of smaller reporting companies and certain limitations on our ability to raise capital as a “baby shelf” issuer.

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

We have a public float of less than $75 million, which classifies us a “baby shelf” issuer. Our status as a “baby shelf” issuer limits our ability to raise significant equity capital under a shelf registration statement in a public offering and may restrict our financing options and flexibility. These constraints could lead to higher costs and potential delays in accessing additional capital.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board is responsible for oversight of our cybersecurity risk, including the effectiveness of cybersecurity risk management policies and protocols, while our FSO and IT Manager are responsible for assessing and managing cybersecurity risk. We use a third-party service which monitors the Company’s security threats twenty-four hours each day throughout the year. Any detected deviation from the expected operating parameters will initiate a communication to our IT Manager for investigation and remediation of the detected deviation in a timely manner. Our IT Manager has over 30 years of IT and cybersecurity experience.

Our IT Manager provides timely reports on cyber security incidents to the FSO, Danny Schoening, who also serves as the Chief Executive Officer and as Chairman of the board of directors. These reports may in turn be presented to the full board depending on the severity of the incident. In the event of a major incident, the Company’s Incident Response policy will be executed and the appropriate parties notified.

Item 2. Properties

We are headquartered in Richardson, TX and lease approximately 93,967 combined square feet of facilities between Richardson, Texas and Dallas, Texas. We operate with a single shift, and capacity could be expanded by adding a second shift.

We renewed the lease on our 49,100 square foot, Richardson, Texas facility, which houses our Optex Richardson segment and our corporate headquarters, effective as of January 11, 2021, for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. Our Applied Optics Center, which houses our AOC segment, is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. The Applied Optics Center lease was renewed on January 11, 2021 for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The Applied Optics Center amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rent rate.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is listed on the Nasdaq Capital Market under the symbol “OPXS”.

On December 16, 2025, the closing price for our common stock was $14.31 per share.

Securities outstanding and holders of record

On December 16, 2025, there were approximately 87 shareholders of record for our common stock and 6,937,358 shares of our common stock issued and outstanding.

Dividends

We have in the past paid dividends but we have no plans to do so in the foreseeable future.

Unregistered Sales of Equity Securities

Effective August 11, 2025, the Board granted Chad George 10,000 shares of restricted stock in connection with Mr. George’s appointment as President of the Company. The shares will vest on January 1, 2026. The grant was exempt from registration under the Securities Act in reliance on Section 4(a)(2) and Rule 506 thereunder.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended September 28, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this Annual Report.

This management’s discussion and analysis reflects information known to management as of our fiscal year end, September 28, 2025, and the date of filing. This MD&A is intended to supplement and complement our audited financial statements and notes thereto for the year ended September 28, 2025, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measures and reconciled to the most closely corresponding GAAP measure.

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

All references in the following section to 2024 or 2025 with respect to our financial position and results of operations are to our fiscal years ended September 29, 2024 or September 28, 2025, respectively.

Background

Our wholly-owned subsidiary, Optex Systems, Inc., manufactures optical sighting systems and assemblies, primarily for DoD applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles and light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc.

We are both a prime and sub-prime contractor to the DoD. Sub-prime contracts are typically issued through major defense contractors such as General Dynamics Land Systems, Raytheon Corp., BAE, ADS Inc. and others. We are also a military supplier to foreign governments such as Israel, Australia and South American countries and a subcontractor for several large U.S. defense companies serving foreign governments.

The FAR is the principal set of regulations that govern the acquisition process of government agencies and contracts with the U.S. government. In general, parts of the FAR are incorporated into government solicitations and contracts by reference as terms and conditions effecting contract awards and pricing solicitations.

Many of our contracts are prime or subcontracted directly with the U.S. federal government and, as such, are subject to FAR Subpart 49.5, “Contract Termination Clauses” and more specifically Federal Acquisition Regulation clauses 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors. It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties. We are currently not aware of any material pending terminations for convenience or for default on our existing contracts.

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

Material Trends and Recent Developments

The Optex Richardson segment has numerous fixed price multi-year contracts covering delivery periods up to five years from the contract award. Approximately 4% of our Optex Richardson segment backlog are for items priced prior to fiscal year 2021. Since fiscal year 2021, we have experienced substantial increases in the costs of aluminum, steel and acrylic commodities, which has affected the Optex Richardson segment margins for deliveries against those orders during the year ended September 28, 2025 and which is expected to continue to have a negative effect through the first fiscal quarter of 2026. See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.”

We experienced significant material shortages during the first half of fiscal year 2024 from several significant suppliers of our periscope covers and housings. These shortages affected several of our periscope products at the Optex Richardson segment. The delays in key components, combined with labor shortages experienced in fiscal year 2023, negatively impacted our production levels and pushed the delivery dates of several of our contracts into fiscal year 2025 and early fiscal year 2026. We have obtained an alternative source for one of our key components and expedited our other suppliers to support the increased production levels.

We have seen improvements in the local labor market since fiscal year 2023 and increased our direct labor force and employee overtime in concert with improvements in our supplier delivery performance. Further, we have invested in additional machinery and equipment and other process improvements to increase production capacity and alleviate process bottlenecks. During the 2025 fiscal year, we increased our periscope production levels by 56% over the 2024 fiscal year levels.

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

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” for a description of current trends in U.S. government military spending and its potential impact on Optex, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S. ground system military programs, in combination with the U.S. government shutdown and CR which has a direct impact on the Optex Richardson segment revenue, all of which is incorporated herein by reference.

We refer to “Item 1. Business – Recent Events” of this report for recent developments affecting the Company.

Results of Operations by Segment

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that the Optex Richardson plant and the Applied Optics Center, Dallas plant, which was acquired on November 3, 2014 (to which we refer below as the Applied Optics Center segment or Applied Optics Center), are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the years ended September 29, 2024 and September 28, 2025 reconciled to the Audited Consolidated Results of Operations as presented in Item 8, “Financial Statements and Supplementary Data”.

Results of Operations Selective Financial Info

(Thousands)

	Twelve months ended
	September 28, 2025				September 29, 2024
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and eliminations)	Consolidated	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and eliminations)	Consolidated

Revenue from External Customers	$23,761	$17,576	$-	$41,337	$18,171	$15,824	$-	$33,995
Intersegment Revenues	-	1,157	(1,157)	-	-	1,042	(1,042)	-
Total Segment Revenue	23,761	18,733	(1,157)	41,337	18,171	16,866	(1,042)	33,995

Total Cost of Sales	17,699	12,738	(1,157)	29,280	14,401	11,107	(1,042)	24,466

Gross Profit	6,062	5,995	-	12,057	3,770	5,759	-	9,529
Gross Margin %	25.5%	32.0%	-	29.2%	20.7%	34.1%	-	28.0%

General and Administrative Expense	3,771	771	383	4,925	3,630	653	425	4,708
Segment Allocated G&A Expense	(1,356)	1,356	-	-	(1,486)	1,486	-	-
Net General & Administrative Expense	2,415	2,127	383	4,925	2,144	2,139	425	4,708

Operating Income (Loss)	3,647	3,868	(383)	7,132	1,626	3,620	(425)	4,821
Operating Income (Loss) %	15.3%	20.6%	-	17.3%	8.9%	21.5%	-	14.2%

Asset Impairment	(804)	-	-	(804)	-	-	-	-
Interest Income (Expense)	-	-	23	23	-	-	(47)	(47)

Income (Loss) before taxes	$2,843	3,868	(360)	6,351	$1,626	3,620	(472)	4,774
Income (loss) before taxes %	12.0%	20.6%	-	15.4%	8.9%	21.5%	-	14.0%

Our total external revenues increased by $7.3 million for the 2025 fiscal year, or 21.6%, compared to the 2024 fiscal year. The Optex Richardson segment realized a $5.6 million, or 30.8% increase, and the Applied Optics Center segment realized an increase of $1.8 million, or 11.1%, in external revenue compared to the prior year period. Intersegment revenues were $1.2 million for the 2025 fiscal year and $1.0 million for the 2024 fiscal year. Intersegment revenues relate primarily to coated filters provided by the Applied Optics Center to Optex Richardson in support of the Optex Richardson periscope line.

Gross profit increased $2.5 million, and the gross margin percentage increased by 1.2 points from 28.0% for the 2024 fiscal year to 29.2% for the 2025 fiscal year. Optex Richardson gross profit increased by $2.3 million and the gross margin percentage increased to 25.5% for the 2025 fiscal year from 20.7% for the prior year. The gross profit and gross margin percentage increases were primarily attributable to improved manufacturing overhead rates as the fixed costs were spread across a higher revenue base. Applied Optics Center’s gross profit increased by $0.2 million and the gross margin percentage decreased to 32.0% for the 2025 fiscal year from 34.1% for the prior year period. The gross profit percentage decrease at the Applied Optics Center was attributable to changes in mix combined with increased costs for warranties and gold with respect to our Day Window products.

Consolidated general and administrative costs increased from $4.7 million for the twelve months ended September 29, 2024 to $4.9 million for the twelve months ended September 28, 2025. General and administrative costs increased $0.2 million due to increased royalties and selling expenses of $0.1 million, increased labor and fringe costs of $0.1 million and increased information technology costs of $0.1 million, offset by decreased investor relation expenses of $0.1 million. During the fiscal years 2025 and 2024, Applied Optics Center absorbed $1.4 million and $1.5 million, respectively, of fixed general and administrative costs incurred by Optex Richardson for support services. These expenses cover accounting, executive, human resources, information technology, board fees and other corporate expenses paid by Optex Richardson and shared across both operating segments.

Consolidated operating income increased by $2.3 million in the year ended September 28, 2025 to $7.1 million as compared to the prior fiscal year operating income of $4.8 million. Operating income increased as a result of higher revenues and increased gross profit as compared to the prior fiscal year.

Income before taxes increased $1.6 million, to $6.4 million in the 2025 fiscal year from a prior fiscal year income before taxes of $4.8 million as a result of higher operating income offset by $0.8 million in asset impairment.

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

During the twelve months ended September 28, 2025, the Company booked $36.2 million in new orders, representing a 0.5% decrease from the prior year period orders of $36.4 million. The orders for the most recently completed twelve months consist of $21.3 million for our Optex Richardson segment and $14.9 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the twelve months ending September 28, 2025 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Twelve months ended September 28, 2025	Twelve months ended September 29, 2024	Variance	% Chg
Periscopes	$11.5	$19.9	$(8.4)	(42.2)
Sighting Systems	3.3	0.4	2.9	725.0
Howitzer	-	-	-	-
Other	6.5	3.2	3.3	103.1
Optex Systems – Richardson	21.3	23.5	(2.2)	(9.4)
Optical Assemblies	1.0	1.8	(0.8)	(44.4)
Laser Filters	10.2	9.2	1.0	10.9
Day Windows	0.9	0.1	0.8	800.0
Other	2.8	1.8	1.0	55.6
Applied Optics Center – Dallas	14.9	12.9	2.0	15.5
Total Customer Orders	$36.2	$36.4	$(0.2)	(0.5)

During the year ended September 28, 2025, orders in the Company’s Optex Richardson segment decreased by $2.2 million, or 9.4%, as compared to the prior year. The decrease in orders was primarily driven by lower customer demand for periscopes, mostly offset by increased demand for sighting system and other products. During the twelve months ended September 28, 2025, the Company experienced a 42.2%, or $8.4 million reduction in military periscope orders as compared to the prior year twelve-month period. During the year ended September 28, 2025, Applied Optics Center orders increased by $2.0 million, or 15.5%, on increased customer demand for laser filters, day windows and other products, offset by lower demand for our commercial optical assemblies.

The Optex Richardson segment currently has four open US Government IDIQ type military contracts for periscopes, vision blocks and collimators with unspent funding which covers base year and option year requirement ordering periods into July 2030. During the 2025 fiscal year, approximately 31% of Optex Richardson’s segment orders, or $6.7 million, were awards against active IDIQ contracts. We anticipate additional orders throughout the next five years for these ongoing contracts. In addition, the Company has an active bid request for a new multi-year IDIQ contract pending with the U.S. government for additional periscopes and infrared filter assemblies that are expected to be awarded in the next three to six months. The Applied Optics Center has no open US government IDIQ orders.

Backlog as of September 28, 2025 was $39.1 million as compared to a backlog of $44.2 million as of September 29, 2024, representing a decrease of 11.5%. The following table depicts the current expected delivery by quarter of all contracts awarded as of September 28, 2025, as well as the September 28, 2025 backlog as compared to the backlog on September 29, 2024.

(Millions)

Product Line	Q1 2026	Q2 2026	Q3 2026	Q4 2026	2026 Delivery	2027+ Delivery	Total Backlog 9/28/2025	Total Backlog 9/29/2024	Variance	% Chg
Periscopes	$4.2	$3.1	$2.7	$1.3	$11.3	$3.7	$15.0	$22.7	$(7.7)	(33.9)
Sighting Systems	0.4	2.2	1.4	0.9	4.9	0.7	5.6	3.8	1.8	47.4
Howitzer	-	-	-	-	-	2.3	2.3	2.3	-	-
Other	0.6	0.4	2.5	1.6	5.1	1.4	6.5	3.0	3.5	116.7
Optex Systems – Richardson	5.2	5.7	6.6	3.8	21.3	8.1	29.4	31.8	(2.4)	(7.5)
Optical Assemblies	0.1	-	-	-	0.1	-	0.1	0.7	(0.6)	(85.7)
Laser Filters	2.5	1.7	1.0	1.0	6.2	1.1	7.3	9.5	(2.2)	(23.2)
Day Windows	0.4	0.2	0.2	0.1	0.9	0.1	1.0	1.1	(0.1)	(9.1)
Other	0.7	0.4	-	0.1	1.2	0.1	1.3	1.1	0.2	18.2
Applied Optics Center – Dallas	3.7	2.3	1.2	1.2	8.4	1.3	9.7	12.4	(2.7)	(21.8)
Total Backlog	$8.9	$8.0	$7.8	$5.0	$29.7	$9.4	$39.1	$44.2	$(5.1)	(11.5)

Optex Systems - Richardson

At September 28, 2025, backlog for our Optex Richardson segment was 7.5%, or $2.4 million lower than the prior fiscal year backlog of $31.8 million.

Backlog for our periscope product line for our 2025 fiscal year was 33.9% or $7.7 million lower than our 2024 fiscal year end level, primarily on lower customer demand during the twelve-month period. We believe the reduced demand is partially related to the delay in the award of ARC III Abrams replenishment contracts to the prime contractors, which had been anticipated in early 2025.

Fiscal year end 2025 sighting systems backlog increased 47.4%, to $5.6 million, from our 2024 fiscal year end level of $3.8 million. The primary reason for the increase in backlog relates to a new $2.8 million purchase order from a major U.S. prime contractor in support of the XM30 Combat Vehicle. This contract will provide 13 sighting systems with deliveries in the 2026 fiscal year. The XM30 backlog increase was partially offset by deliveries of refurbished units against the night vision equipment program for the Government of Israel. The current order Israeli order is expected to complete within the next twelve months and includes an option for an additional quantity up to 100% of the original contract. We anticipate the option to be exercised in the next twelve months.

The Howitzer contract awarded in July 2020 continues to experience customer driven delays related to customer furnished materials. This program is currently on hold pending statement of work changes and materials furnished by the customer. We anticipate deliveries against the Howitzer contract to begin in fiscal year 2027.

Our backlog in other product groups increased by $3.5 million, or 116.7%, from $3.0 million at fiscal year end 2024 to $6.5 million at fiscal year end 2025, primarily due to the award of a $4.3 million order for MRS collimator assemblies against a five-year requirement-type contract by the Army Contracting Command - Detroit Arsenal.

Applied Optics Center – Dallas

The Applied Optics Center backlog decreased by $2.7 million, or 21.8%, for the year ended September 28, 2025, from $12.4 million in fiscal year 2024 to $9.7 million in fiscal year 2025. The majority of this reduction is due the delay in award for the BNVG Night Vision Goggle program.

Backlog for our optical assemblies decreased by $0.6 million, or 85.7%, during the 2025 fiscal year, compared to prior fiscal year-end backlog on lower customer demand for commercial optical assemblies. We anticipate new orders during the next three to six months for deliveries in fiscal year 2026.

Laser filter backlog decreased by $2.2 million, or 23.2%, during the 2025 fiscal year due to the timing of customer orders versus customer delivery schedule. Our laser filter orders increased 10.9%, or $1.0 million, during the 2025 fiscal year as compared to the prior year, but were below the pace of our 2025 fiscal year shipments. We are anticipating additional orders over the next six months for shipment during the 2026 fiscal year.

Day window backlog decreased by $0.1 million, or 9.1%, during the 2025 fiscal year primarily due to lower customer demand. We anticipate additional orders over the next twelve months.

Other Applied Optics Center backlog increased by $0.2 million, or 18.2% during the 2025 fiscal year on increased customer orders on for our specialty coatings products.

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

Twelve months ended September 28, 2025 compared to the twelve months ended September 29, 2024

Revenues

The table below details the revenue changes by segment and product line for the year ended September 28, 2025 as compared to the year ended September 29, 2024.

Twelve months ended

(Millions)

Product Line	September 28, 2025	September 29, 2024	Variance	% Chg
Periscopes	$19.2	$12.1	$7.1	58.7
Sighting Systems	1.5	1.4	0.1	7.1
Howitzers	-	-	-	-
Other	3.1	4.7	(1.6)	(34.0)
Optex Systems – Richardson	23.8	18.2	5.6	30.8
Optical Assemblies	1.6	3.9	(2.3)	(60.0)
Laser Filters	12.4	9.6	2.8	29.2
Day Windows	1.0	0.7	0.3	42.9
Other	2.5	1.6	0.9	56.3
Applied Optics Center – Dallas	17.5	15.8	1.7	10.8
Total Revenue	$41.3	$34.0	$7.3	21.6

Our total revenues increased by $7.3 million, or 21.6% in fiscal year 2025 compared to fiscal year 2024. The Optex Richardson segment realized a $5.6 million, or 30.8%, increase in revenue and the Applied Optics Center segment realized an increase of $1.7 million, or 10.8%, in revenue compared to the prior fiscal year.

Optex Systems - Richardson

Revenues on our periscope line increased $7.1 million, or 58.7%, for the twelve months ended September 28, 2025 compared to the twelve months ended September 29, 2024 on higher production throughput. We have increased our direct labor force and employee overtime in concert with improvements in our supplier delivery performance as well as invested in additional machinery and equipment and other process improvements to increase production capacity and alleviate process bottlenecks. During the 2025 fiscal year, we increased our periscope production levels by approximately 56% over the 2024 fiscal year levels.

Revenues on sighting systems increased by $0.1 million, or 7.1% from the prior fiscal year due to increased deliveries of refurbished units for the night vision equipment program to the Government of Israel.

Optex Richardson revenue on other product lines decreased by $1.6 million, or 34.0%, compared to revenues in the prior fiscal year due to lower customer demand for beamsplitters, unity mirrors, bonded mirrors, wedge prism assemblies and other spare parts.

Applied Optics Center - Dallas

Revenue from optical assemblies decreased by $2.3 million, or 60.0%, for the twelve months ended September 28, 2025 as compared to the prior twelve-month period on lower customer demand.

Laser filter revenue increased by $2.8 million, or 29.2%, for the twelve months ended September 28, 2025 as compared to the prior twelve-month period on higher customer demand.

Revenues on our day windows increased by $0.3 million, or 42.9%, for the twelve months ended September 28, 2025 as compared to September 29, 2024 on higher customer orders.

Applied Optics Center revenue for other product lines increased by $0.9 million, or 56.3%, for the twelve months ended September 28, 2025 as compared to the prior twelve-month period on increased deliveries of binoculars over the prior year combined with higher customer demand for specialty coatings.

Gross Margin. The gross margin for the year ended September 28, 2025 was 29.2% of revenue as compared to a gross margin of 28.0% of revenue for the year ended September 29, 2024. Cost of sales increased by $4.8 million to $29.3 million for fiscal year 2025 compared to $24.5 million for fiscal year 2024. The gross profit increased by $2.5 million to $12.1 million in fiscal year 2025 as compared to $9.5 million in fiscal year 2024. The increased gross profit as compared to the prior year is primarily driven by higher revenue and product mix changes combined with improved manufacturing overhead rates as the fixed overhead costs are spread across a significantly higher revenue base.

G&A Expenses. For the years ended September 28, 2025 and September 29, 2024, we recorded operating expenses of $4.9 million and $4.7 million, respectively. General and administrative costs increased $0.2 million, or 4.3%, during the fiscal year 2025 due to increased royalties and selling expenses of $0.1 million, increased labor and fringe costs of $0.1 million and increased information technology costs of $0.1 million offset by decreased investor relation expenses of ($0.1) million.

Operating Income. For the year ended September 28, 2025, we recorded operating income of $7.1 million as compared to operating income of $4.8 million during the year ended September 29, 2024. The $2.3 million increase in operating income is primarily due to increased gross profit of $2.5 million, offset by an increase of ($0.2) million in general and administrative spending.

Net income applicable to common shareholders. During the year ended September 28, 2025, we recorded net income applicable to common shareholders of $5.1 million as compared to net income applicable to common shareholders of $3.8 million during the year ended September 29, 2024. The increase of net income of $1.3 million is primarily attributable to increased operating income of $2.3 million, offset by ($0.8) million in asset impairment for our Speedtracker product line acquisition and increased federal income tax expense of ($0.2) million.

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

The table below summarizes our twelve-month operating results for the periods ended September 28, 2025 and September 29, 2024, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure.

	(Thousands) Twelve months ended
	September 28, 2025	September 29, 2024

Net Income — GAAP	$5,147	$3,768
Add:
Federal Income Tax Expense	1,204	1,006
Asset Impairment	804	-
Depreciation & Amortization	515	487
Stock Compensation	383	425
Interest (Income) Expense	(23)	47
Adjusted EBITDA - Non GAAP	$8,030	$5,733

Our Adjusted EBITDA increased by $2.3 million to $8.0 million during the twelve months ended September 28, 2025 as compared to $5.7 million during the twelve months ended September 29, 2024. The increase in EBITDA is primarily driven by increased revenue and gross profit. Operating segment performance is discussed in greater detail throughout the previous sections.

Liquidity and Capital Resources

As of September 28, 2025, Optex Systems Holdings had working capital of $21.1 million, as compared to $15.1 million as of September 29, 2024. During the twelve months ended September 28, 2025, we generated operating cash of $6.9 million, primarily driven by increased net income of $5.1 million, non-cash expenses of $1.7 million for depreciation and amortization, asset impairment and stock compensation, and all other changes in other working capital of $0.1 million. During the twelve months ended September 28, 2025, we paid $1.0 million against the credit facility and purchased capital assets of $0.5 million.

As of September 28, 2025, the Company had no outstanding capital commitments for the purchase of property and equipment. The Company plans to spend $2.4 million in capital investment over the next twelve months to expand its current capacity as well as develop new capabilities to expand into adjacent markets. Obsolete equipment will be replaced with new or upgraded systems to reduce downtime and drive capacity improvements for both Optex Richardson and the Applied Optics Center. Also, new capabilities will be required to support new product lines at AOC, as well as support the increased focus on research and rapid prototype development at Optex Richardson.

Backlog as of September 28, 2025 was $39.1 million as compared to a backlog of $44.2 million as of September 29, 2024, representing a decrease of 11.5%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At September 28, 2025, the Company had approximately $6.4 million in cash and no draws against its revolving credit line. Our cash balance is split between current operating interest-bearing money market accounts based on our immediate working capital requirements. As of September 28, 2025, $4.0 million of our cash balance was carried in a money market account with an annual interest rate of 3.84%. For the twelve months ended September 28, 2025, the total interest income under such money market account was $35 thousand. As of September 28, 2025, our outstanding accounts receivable balance was $4.6 million, which has been collected during the first quarter of fiscal year 2026. During the first quarter of 2025, we paid $1.0 million against our credit facility bringing the balance to zero.

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

The acquisition included transaction costs of $30 thousand. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of September 28, 2025, it was determined that the earnout revenue milestone was unlikely to be achieved during the earnout period and the fair value of the contingent liability was zero. The asset was amortized on a straight-line basis over a seven-year period through September 28, 2025. On September 28, 2025, the Company reviewed the intangible asset value based on the anticipated revenues and cash flow of the product line over the next five years and determined that the remaining asset value could not be recovered. As a result, the remaining $0.8 million of unamortized intangible assets was impaired and as of September 28, 2025, the remaining balance of intangible assets is zero.

We refer to “Note 8 – Commitments and Contingencies – Rental Payments under Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated Common Area Maintenance (“CAM”) payments under such leases as of September 28, 2025, which disclosure is incorporated herein by reference.

The Company expects to generate net income and positive cash flow from operating activities over the next twelve months. To remain profitable, we need to maintain a level of revenue adequate to support our cost structure. Management intends to manage operations commensurate with its level of working capital and line of credit facility during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with delays of government funding and government shutdowns could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On March 22, 2023, the Company and Optex Systems, Inc. entered into a Business Loan Agreement with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Company a revolving line of credit in the principal amount of $3 million.

The commitment period for advances under the facility expired on May 22, 2025. Outstanding advances under the facility accrued interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The related agreement provided for a $125 thousand Letter of Credit sublimit.

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”) effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to the secured overnight financing rate (SOFR) plus a specified margin. The interest rate is currently at 6.7% per annum.

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

The outstanding balance under the Texas Capital Facility was $0 as of September 28, 2025.

For the twelve months ended September 28, 2025, the total interest expense under the facility was $12 thousand.

During the twelve months ended September 28, 2025 the Company declared and paid no dividends. As of September 28, 2025, there are no outstanding declared and unpaid dividends.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of September 28, 2025, the Company had accrued warranty costs of $162 thousand, as compared to $52 thousand as of September 29, 2024. The primary reason for the increase in reserve balances relates to an expected warranty repair cost of $143 thousand for shipped day windows due to a glass cracking issue which was partially offset by lower warranties realized on our commercial optical assemblies.

As of September 28, 2025 and September 29, 2024, we had $132 thousand, and $259 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope contracts which were priced in 2019 and 2020, prior to Covid-19. Due to inflationary price increases on component parts and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates), some of our contracts are in a loss condition, or at marginal profit rates. These contracts are typically three-year IDIQ contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. There is one open IDIQ option year to which the customer may place additional awards through January 5, 2026. During the twelve months ended September 28, 2025, the accrued contract losses decreased by $127 thousand on shipments for the existing IDIQ contracts during the twelve-month period. There is no way to reasonably estimate future inflationary impacts, or customer awards on the existing loss contracts. We continue to monitor these contracts throughout the year for any significant changes in addition to seeking potential cost saving strategies to mitigate risk.

As of September 28, 2025 and September 29, 2024, Optex Systems, Inc. had a net carrying value of $1.2 million and $0.9 million, respectively, in deferred tax assets represented by deferred tax assets of $2.0 million and $1.7 million, respectively, and a deferred tax asset valuation allowance of ($0.8) million each year, against those assets. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Optex Systems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Optex Systems Holdings, Inc. and subsidiaries (the “Company”) as of September 28, 2025 and September 29, 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for the twelve months then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2025 and September 29, 2024, and the results of their operations and their cash flows for the twelve months then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

December 16, 2025

Optex Systems Holdings, Inc.

Consolidated Balance Sheets

	(Thousands, except share and per share data)
	September 28, 2025	September 29, 2024

ASSETS

Cash and Cash Equivalents	$6,389	$1,009
Accounts Receivable, Net	4,569	3,764
Inventory, Net	14,322	14,863
Contract Asset	142	219
Prepaid Expenses	285	217

Current Assets	25,707	20,072

Property and Equipment, Net	1,427	1,292

Other Assets
Deferred Tax Asset	1,199	947
Intangibles, net	-	951
Right-of-use Asset	1,700	2,233
Security Deposits	23	23

Other Assets	2,922	4,154

Total Assets	$30,056	$25,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,525	$1,177
Credit Facility	-	1,000
Operating Lease Liability	645	638
Federal Income Taxes Payable	87	74
Accrued Expenses	1,634	1,258
Accrued Selling Expense	141	237
Accrued Warranty Costs	162	52
Contract Loss Reserves	132	259
Customer Advance Deposits	234	255

Current Liabilities	4,560	4,950

Other Liabilities
Operating Lease Liability, net of current portion	1,205	1,760

Total Liabilities	5,765	6,710

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,920,658 and 6,873,938 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	21,801	21,465
Retained Earnings (Accumulated Deficit)	2,483	(2,664)

Stockholders’ Equity	24,291	18,808

Total Liabilities and Stockholders’ Equity	$30,056	$25,518

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Income

	(Thousands, except share and per share data)
	Twelve months ended
	September 28, 2025	September 29, 2024

Revenue	$41,337	$33,995

Cost of Sales	29,280	24,466

Gross Profit	12,057	9,529

General and Administrative Expense	4,925	4,708

Operating Income	7,132	4,821

Other Expenses
Asset Impairment	804	-
Interest (Income) Expense, net	(23)	47
Other Expenses	781	47

Income Before Taxes	6,351	4,774

Income Tax Expense, net	1,204	1,006

Net income applicable to common shareholders	$5,147	$3,768

Basic income per share	$0.75	$0.56

Weighted Average Common Shares Outstanding - basic	6,865,280	6,762,145

Diluted income per share	$0.74	$0.55

Weighted Average Common Shares Outstanding - diluted	6,923,657	6,833,274

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statements of Cash Flows

	(Thousands)
	Twelve months ended
	September 28, 2025	September 29, 2024

Cash Flows from Operating Activities:
Net Income	$5,147	$3,768
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	515	487
Asset Impairment	804	-
Stock Compensation Expense	383	425
Change in Deferred Tax Asset	(252)	(25)
Change in Accounts Receivable	(810)	(150)
Bad Debt Expense	4	10
Change in Inventory	541	(2,710)
Change in Contract Asset	77	118
Change in Prepaid Expenses	(69)	2
Change in Leases	(15)	3
Change in Accounts Payable and Accrued Expenses	725	359
Change in Federal Income Taxes Payable	13	(173)
Change in Accrued Warranty Costs	111	(23)
Change in Accrued Selling Expense	(95)	(100)
Change in Customer Advance Deposits	(21)	(226)
Change in Accrued Estimated Loss on Contracts	(127)	16
Total Adjustments	1,784	(1,987)
Net Cash provided by Operating Activities	6,931	1,781

Cash Flows used in Investing Activities
Purchases of Intangible Assets	(10)	(1,050)
Purchases of Property and Equipment	(494)	(681)
Net Cash used in Investing Activities	(504)	(1,731)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld On Net Settled Restricted Stock Unit Share Issue	(47)	(245)
Borrowings from Credit Facility	-	1,350
Payments to Credit Facility	(1,000)	(1,350)

Net Cash used in Financing Activities	(1,047)	(245)

Net Increase (Decrease) in Cash and Cash Equivalents	5,380	(195)
Cash and Cash Equivalents at Beginning of Year	1,009	1,204
Cash and Cash Equivalents at End of Year	$6,389	$1,009

Supplemental Cash Flow Information:

Cash Transactions:
Cash Paid for Taxes	1,443	1,204
Cash Received from Interest	35	-
Cash Paid for Interest	12	47

The accompanying notes are an integral part of these financial statements.

Optex Systems Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

	Thousands (except share data)
	Common		Additional	(Accumulated Deficit) /	Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity

Balance at October 1, 2023	6,763,070	$7	$21,285	$(6,432)	$14,860

Stock Compensation Expense	-	-	425	-	425
Vested restricted stock units issued net of tax withholding	110,868	-	(245)	-	(245)
Net income	-	-	-	3,768	3,768

Balance at September 29, 2024	6,873,938	$7	$21,465	$(2,664)	$18,808

Stock Compensation Expense	-	-	383	-	383
Vested restricted stock units issued net of tax withholding	16,885	-	(47)	-	(47)
Restricted Board Shares issued[1]	22,800	-	-	-	-
Restricted Officer Shares issued, net of tax shares withheld[2]	7,035	-	-	-	-
Net income	-	-	-	5,147	5,147

Balance at September 28, 2025	6,920,658	$7	$21,801	$2,483	$24,291

(1)	Restricted stock award made on November 5, 2024 which consisted of 7,600 shares each of restricted stock for the three independent directors.
(2)	Restricted stock award made on August 11, 2025 to Chad George, President. The award was for 10,000 shares which was issued net of tax shares withheld of 2,935 shares.

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the U.S. Department of Defense, foreign military applications and commercial markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the twelve months ended September 28, 2025 were derived from military sales to the U.S. government (28%), U.S. prime military contractors (61%), foreign military contractors (6%), and commercial customers (5%). Approximately 94% of the total company revenue is generated from domestic customers and 6% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of September 28, 2025, Optex Systems Holdings operated with 132 full-time equivalent employees.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Optex Systems Holdings and its wholly owned subsidiary, Optex Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Chief Operating Decision Maker (CODM), which is our CEO, uses the segment revenue, cost of sales and net operating income to assess the Company’s performance and allocation of resources. The CODM assesses the performance of our segments and decides how to allocate resources based on each segment’s revenue growth, gross profit and operating profit. The CODM utilizes these metrics by comparing budget versus actual results as well as benchmarking to our competitors. For the twelve months ended September 28, 2025 and September 29, 2024, the Company’s CODM was Danny Schoening, CEO. See also Note 14 “Subsequent Events” regarding changes to the CODM and CEO effective on December 20, 2025.

Fiscal Year: Optex System Holdings’ fiscal year ends on the Sunday nearest September 30. Fiscal year 2025 ended on September 28, 2025 and included 52 weeks. Fiscal year 2024 ended on September 29, 2024 and included 52 weeks.

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

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Optex Systems Holdings has $6.4 million in cash on deposit with our banks. As of September 28, 2025, $4.0 million of our cash balance was carried in a money market account with an annual interest rate of 3.84%. For the twelve months ended September 28, 2025, the total interest income under the money market account was $35 thousand. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: The Company’s revenues for fiscal year ended September 28, 2025 were derived from sales to U.S. government agencies (29%), four major U.S. defense contractors (19%, 10%, 6% and 6%), and all other customers (30%). The Company’s revenues for fiscal year ended September 29, 2024 were derived from sales to U.S. government agencies (20%), four major U.S. defense contractors (25%, 7%, 6% and 6%), one major commercial customer (13%) and all other customers (23%). Optex Systems Holdings does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accounts Receivable: Optex Systems Holdings records its accounts receivable at the original sales invoice amount less liquidations for previously collected advance/progress bills and an allowance for expected credit losses. As of the fiscal year beginning October 2, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under the new standard, the current expected credit loss (“CECL”) model is used for estimating an allowance for credit losses and an allowance is set up when the receivable is initially recorded, even if the probability of loss is remote. The Company utilizes a CECL model based on the aging schedule method. As the customer base is primarily U.S. government and government prime contractors, Optex Systems Holdings allowance for credit losses is minimal. On a quarterly basis, Optex Systems Holdings evaluates its accounts receivable and establishes an allowance for credit losses, using a CECL model based on a rolling aging schedule method. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. No interest is accrued on past due accounts receivable. As of September 28, 2025, and September 29, 2024, Optex Systems Holdings had an allowance for credit losses of $5 thousand and $15 thousand, respectively, for non U.S. government account balances. Optex Systems Holdings charges uncollectible accounts to credit loss expense in the period in which they are first deemed uncollectible. In the fiscal year 2025 we recognized $4 thousand in credit loss expenses associated with uncollectible accounts. In the fiscal year 2024 we recognized $10 thousand in credit loss expenses associated with uncollectible accounts.

As of September 28, 2025, 91% of the accounts receivable balance was comprised of eight customers: the U.S. government, 12%, seven major defense contractors, 27%, 22%, 8%, 6%, 6%, 5% and 5%. As of September 29, 2024, 79% of the accounts receivable balance was comprised of seven customers: the U.S. government, 15%, five major defense contractors, 26%, 10%, 9%, 7% and 7%, and a foreign military customer, 5%.

Inventory: Inventory is recorded at the lower of cost or net realizable value and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out method. As of September 28, 2025, and September 29, 2024 inventory included:

	(Thousands)
	As of September 28, 2025	As of September 29, 2024
Raw Materials	$9,394	$9,460
Work in Process	6,063	5,954
Finished Goods	788	556
Gross Inventory	16,245	15,970
Less: Inventory Reserves	(1,923)	(1,107)
Net Inventory	$14,322	$14,863

In the twelve months ended September 28, 2025 Optex Systems Holdings recorded $0.8 million of excess and obsolete inventory reserves. We increased our reserves on old and slow-moving sighting systems inventories by $0.7 million due to the expected phase out of LAV and LAV-25 tanks by the U.S. government using the DDAN sighting system platform, combined with the modernization of the Abrams Commander Weapon Station with more advanced sighting systems. We set aside additional reserves of $0.1 million for other product inventories that were either slow moving, obsolete, or showed zero requirements over the prior five years. Net inventory decreased by $0.5 million primarily as a result of the increased reserves.

Warranty Costs: Some of Optex Systems Holdings’ customers require that the Company warrant the quality of its products to meet customer requirements and be free of defects for up to twelve months subsequent to delivery. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Throughout the year, warranty costs are expensed as incurred, and as of each year end, Optex Systems Holdings reviews the prior 12-month warranty experience rate and may adjust the warranty accrual as required to cover any estimated warranty expenses associated with the period end backlog of returned customer units awaiting repair or replacement plus any estimated warranty expenses related to anticipated future returns on previous deliveries. As of September 28, 2025 and September 29, 2024, the existing warranty reserve balances of $162 thousand and $52 thousand, respectively, were reviewed and determined to be adequate to satisfy any future warranty claims that may have existed as of the end of each fiscal year for shipments occurring in the prior 12 months. We have made numerous improvements to our supplier bases and internal production process to reduce the return rate on future shipments but will continue to review and monitor the reserve balances related to this product line against any existing warranty backlog and current trend data as we repair and replace our current warranty backlog and process future warranty returns.

The table below summarizes the warranty expenses and incurred warranty costs for the twelve months ended September 28, 2025 and September 29, 2024.

	(Thousands) Years ended
	2025	2024
Beginning balance	$52	$75

Incurred costs for warranties satisfied during the period	-	(52)

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	152	106
Change in estimate for pre-existing warranty liabilities (2)	(42)	(77)
Warranty Expense	110	29

Ending balance	$162	$52

(1)	Warranty expenses accrued to cost of sales for shipped optical assemblies of $9 thousand (based on prior three months shipments of optical assemblies and the optical assembly historical warranty return rate) in addition to an expected warranty repair cost of $143 thousand for shipped day windows due to a glass cracking issue.
(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the year. During the twelve months ended September 28, 2025, the warranty return rate was below historical levels resulting in a favorable change in estimate during the period.

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

Revenue Recognition: The Company has adopted FASB ASC 606—Revenue from Contracts with Customers which requires revenue recognition based on a five-step model that includes: identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price and recognizing the revenue. The standard results in the recognition of revenue depicting the transfer of promised goods or services to customers in an amount reflecting the expected consideration to be received from the customer for such goods and services, based on the satisfaction of performance obligations, occurring when the control of the goods or services transfer to the customer. The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. The total revenue recognized over time related to the contract is $517 thousand for the twelve months ended September 28, 2025 and $483 thousand for the twelve months ended September 29, 2024.

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

During the twelve months ended September 28, 2025, there was $186 thousand of revenue recognized from customer deposit liabilities (deferred contract revenue). During the twelve months ended September 29, 2024, there was $226 thousand revenue recognized during the period from customer deposit liabilities (deferred contract revenue).

As of September 28, 2025 and September 29, 2024, there were $141 thousand and $237 thousand in accrued selling expenses, respectively, and $142 thousand and $219 thousand in contract assets, respectively, related to agency fees for an Israeli contract booked in November 2022. The selling costs are amortized against the revenue for the contract deliveries which began in the first half of fiscal year 2024 and are expected to extend into fiscal year 2027.

Customer Advance Deposits: Customer advance deposits represent amounts collected from customers in advance of shipment or revenue recognition which relate to undelivered product due to non-substantive milestone payments or other cash in advance payment terms. As of September 28, 2025 and September 29, 2024, Optex Systems, Inc. had a balance of $234 thousand and $255 thousand, respectively, in customer advance deposits.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has several long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. One of these long-term contracts has an active option year ordering period that expires January 5, 2026, with deliveries that could potentially extend into fiscal year 2027. As of September 28, 2025, the Company had contract loss reserves of $132 thousand. As of September 29, 2024, the Company had contract loss reserves of $259 thousand.

Government Contracts: Many of Optex Systems Holdings’ contracts are prime or subcontracted directly with the Federal government and as such, are subject to FAR Subpart 49.5, “Contract Termination Clauses” and more specifically FAR 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and FAR 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on prime military contracts and are required by the government to be “flowed down” by the prime contractor to any subcontractors used to perform work or provide components against the award. It has been Optex Systems Holdings’ experience that the termination for convenience is rarely invoked, except where it has been mutually beneficial for both parties. As of September 28, 2025, the Company had eight subcontract customer awards which are associated with two government prime contracts pending termination. We are currently in negotiation with the customer regarding the final termination claim amount, but expect to recover all of our incurred costs to date, plus a reasonable fee, against these contracts.

Impairment or Disposal of Long-Lived Assets: Optex Systems Holdings follows the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets”. This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. On September 28, 2025, the Company reviewed the Speedtracter intangible asset value based on the anticipated cash flow of the associated products over the next five years and determined that the remaining asset value could not be recovered. As a result, the remaining $0.8 million of unamortized intangible assets was impaired and as of September 28, 2025 and the remaining balance of intangible assets is zero. See also Note 6.

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

As of September 28, 2025 and September 29, 2024, Optex Systems, Inc. had a net carrying value of $1.2 million and $0.9 million, respectively, in deferred tax assets represented by deferred tax assets of $2.0 million and $1.7 million, respectively, and a deferred tax asset valuation allowance of ($0.8) million each of the years ended periods, against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of September 28, 2025 and September 29, 2024, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings. During the twelve months ended September 28, 2025 and September 29, 2024, the Company recognized an income tax expense of $1.2 million and $1.0 million, respectively. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

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

For the twelve months ended September 28, 2025, 74,000 unvested restricted stock units and 32,800 unvested restricted shares (which converts to 58,377 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive. For the twelve months ended September 29, 2024, 66,500 unvested restricted stock units and 60,000 unvested restricted shares (which converts to 71,129 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive.

Note 3 — Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of segment expenses that are significant and regularly provided to the CODM. In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Retrospective application to all prior periods presented in the financial statements is required. The Company adopted this guidance effective on September 30, 2024, the beginning of the fiscal year. As ASU 2023-07 applies to reportable segment disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 4 — Segment Reporting

The Company’s two reportable segments, Applied Optics Center (“Applied Optics Center” or “AOC”) and Optex Systems – Richardson (“Optex Richardson”), are strategic businesses offering similar products to similar markets and customers; however, they are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and management at the time of the acquisition was retained.

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

The Chief Operating Decision Maker (CODM), which is our CEO, uses the segment revenue, cost of sales and net operating income to assess the Company’s performance and allocation of resources. A summary of segment performance for the twelve months ended September 28, 2025 and September 29, 2024 is included in the table below:

	(Thousands) Twelve months ended
	September 28, 2025				September 29, 2024
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and eliminations)	Consolidated	Optex Systems Richardson	Applied Optics Center Dallas	Other (non- allocated costs and eliminations)	Consolidated

Revenue from External Customers	$23,761	$17,576	$-	$41,337	$18,171	$15,824	$-	$33,995
Intersegment Revenues	-	1,157	(1,157)	-	-	1,042	(1,042)	-
Total Segment Revenue	23,761	18,733	(1,157)	41,337	18,171	16,866	(1,042)	33,995

Total Cost of Sales	17,699	12,738	(1,157)	29,280	14,401	11,107	(1,042)	24,466

Gross Profit	6,062	5,995	-	12,057	3,770	5,759	-	9,529
Gross Margin %	25.5%	32.0%	-	29.2%	20.7%	34.1%	-	28.0%

General and Administrative Expense	3,771	771	383	4,925	3,630	653	425	4,708
Segment Allocated G&A Expense	(1,356)	1,356	-	-	(1,486)	1,486	-	-
Net General & Administrative Expense	2,415	2,127	383	4,925	2,144	2,139	425	4,708

Operating Income (Loss)	3,647	3,868	(383)	7,132	1,626	3,620	(425)	4,821
Operating Income (Loss) %	15.3%	20.6%	-	17.3%	8.9%	21.5%	-	14.2%

Asset Impairment	(804)	-	-	(804)	-	-	-	-
Interest Income (Expense)	-	-	23	23	-	-	(47)	(47)

Income (Loss) before taxes	$2,843	3,868	(360)	6,351	$1,626	3,620	(472)	4,774
Income (loss) before taxes %	12.0%	20.6%	-	15.4%	8.9%	21.5%	-	14.0%

Optex Systems (OPX) – Richardson, Texas

Optex Richardson revenues are primarily in support of prime and subcontracted military customers. Approximately 90% of the Optex Richardson segment revenue is comprised of domestic military customers, and 10% is comprised of foreign military customers. For the twelve months ended September 28, 2025, Optex Richardson represented 58% of the Company’s total consolidated revenue and consisted of the U.S. government, 22%, and two major U.S. defense contractors representing 15% and 10%, of the Company’s consolidated revenue, respectively.

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of September 28, 2025, the Richardson facility operated with 87 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center (AOC) – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 10% and military sales to prime and subcontracted customers represent 90% of the total segment revenue. Approximately 94% of the AOC revenue is derived from external customers and approximately 6% is related to intersegment sales to Optex Richardson in support of military contracts. For the twelve months ended September 28, 2025, AOC represented 42% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government, 5%, and two major defense contractors representing 6% and 6% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of September 28, 2025, AOC operated with 45 full-time equivalent employees in a single shift operation.

The financial table below presents the information for each of the reportable segments profit or loss as well as segment assets for each year. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 28, 2025
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$23,761	$17,576	$-	$41,337
Intersegment revenues	-	1,157	(1,157)	-
Total Revenue	23,761	18,733	(1,157)	41,337

Interest income	-	-	(23)	(23)

Depreciation and Amortization	276	239	-	515

Income (loss) before taxes	2,843	3,868	(360)	6,351

Other significant noncash items:
Allocated home office expense	(1,356)	1,356	-	-
Stock compensation expense	-	-	383	383
Warranty expense	-	110	-	110

Segment Assets	22,126	7,930	-	30,056
Expenditures for segment assets	259	245	-	504

	Reportable Segment Financial Information (thousands)
	Twelve months ended September 29, 2024
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$18,171	$15,824	$-	$33,995
Intersegment revenues	-	1,042	(1,042)	-
Total Revenue	18,171	16,866	(1,042)	33,995

Interest expense	-	-	47	47

Depreciation and Amortization	167	320	-	487

Income (loss) before taxes	1,626	3,620	(472)	4,774

Other significant noncash items:
Allocated home office expense	(1,486)	1,486	-	-
Stock compensation expense	-	-	425	425
Warranty expense	17	12	-	29

Segment Assets	17,038	8,480	-	25,518
Expenditures for segment assets	1,382	349	-	1,731

Note 5 — Property and Equipment

A summary of property and equipment at September 28, 2025 and September 29, 2024 is as follows:

		(Thousands)
	Estimated Useful Life	September 28, 2025	September 29, 2024
Property and Equipment
Furniture and Fixtures	3-5 yrs	$485	$451
Machinery and Equipment	5 yrs	5,605	5,145
Leasehold Improvements	7 yrs	448	448

Less: Accumulated Depreciation		(5,111)	(4,752)
Net Property & Equipment		$1,427	$1,292

Depreciation Expense		$359	$387

During the twelve months ended September 28, 2025, Optex Systems Holdings purchased $34 thousand in new furniture and fixtures, $460 thousand in machinery and equipment and zero leasehold improvements. During the twelve months ended September 29, 2024, Optex Systems Holdings purchased $23 thousand in new furniture and fixtures, $614 thousand in machinery and equipment and $44 thousand in leasehold improvements. During the twelve months ended September 28, 2025 and September 29, 2024, there were no sales or retirements of fixed assets.

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

The acquisition included transaction costs of $30 thousand for legal fees. Pursuant to the asset purchase agreement, the total earnout payment would have been $238 thousand only if the earnout revenue milestones were achieved during the earnout period, otherwise the earnout would be zero. As of January 18, 2024, the fair value of the contingent liability was $83 thousand. As of September 29, 2024, it was determined that the revenue milestones related to the earnout agreement would be unachievable within the earnout period and the fair value of the contingent liability related to the earnout was set to zero. The intangible asset for the Speedtracker product acquisition was amortized on a straight-line basis over a seven-year period.

Subsequent to the asset purchases, the Company invested an additional $30 thousand for software app development for the Speedtracker product. The software app development was amortized on a straight-line basis across a three-year period.

Unlike indefinite-lived intangible assets and goodwill, which are required to be tested for impairment at least annually, ASC 360-10 does not require annual impairment testing for long-lived assets that are held and used. Instead, a long-lived asset (asset group) that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative. Due to delays in the Speedtracker product line launch during the twelve months ended September 29, 2024, the Company reviewed the recoverability of the intangible assets as of September 29, 2024 and found no impairment. The Speedtracker product was launched during the second quarter of 2025, with minimal revenue for the twelve months ended on September 28, 2025. On September 28, 2025, the Company reviewed the intangible asset value based on the anticipated cash flow of the product line over the next five years and determined that the remaining asset value could not be recovered. As a result, the remaining $0.8 million of unamortized intangible assets was impaired and as of September 28, 2025, the remaining balance of intangible assets is zero.

As of September 28, 2025 and September 29, 2024 the value of intangible assets was as follows:

	(Thousands)
	September 28, 2025	September 29, 2024

Intangible Assets – Speedtracker	$951	$1,030
Software App Development	10	20
Amortization of Intangible Assets	(157)	(99)
Asset Impairment	(804)	-
Net Intangible Assets	$-	$951

Note 7 — Accrued Expenses

The components of accrued liabilities as of September 28, 2025 and September 29, 2024 are summarized below:

	(Thousands)
	September 28, 2025	September 29, 2024
Accrued Vacation	$488	$439
Property Taxes	123	122
Operating Expenses	737	398
Payroll & Payroll Related	286	299
Total Accrued Expenses	$1,634	$1,258

Note 8 — Commitments and Contingencies

Non-cancellable Operating Leases

The Company leases its office and manufacturing facilities for the Optex Systems, Inc. Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The leased facility under Optex Systems, Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included two months of rent abatement for April and May of 2021. The monthly rent includes approximately $15 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

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

As of September 28, 2025, the remaining minimum base lease and estimated common area maintenance (CAM) payments under the non-cancellable office equipment and facility space leases are as follows:

Non-cancellable Operating Leases Minimum Payments

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2026 Base year lease	$346	$313	$4	$663	$293
2027 Base year lease	357	322	-	679	298
2028 Base year lease	241	330	-	571	213
2029 Base year lease	-	83	-	83	30
2030 Base year lease
Total base lease payments	$944	$1,048	$4	$1,996	$834
Imputed interest on lease payments (1)	(62)	(84)	-	(146)
Total Operating Lease Liability(2)	$882	964	$4	$1,850

Right-of-use Asset(3)	$806	890	$4	$1,700

(1)	Assumes a discount borrowing rate of 5.0% on the new lease amendments effective as of January 11, 2021.

(2)	Short-term and Long-term portion of Operating Lease Liability is $645 thousand and $1,205 thousand, respectively.

(3)	Includes $150 thousand of unamortized deferred rent.

Total expense under both facility lease agreements for the twelve months ended September 28, 2025 was $951 thousand. Total expense under both facility lease agreements as of the twelve months ended September 29, 2024 was $905 thousand.

Total office equipment rentals included in operating expenses was $21 thousand for the twelve months ended September 28, 2025 and $24 thousand for the twelve months ended September 29, 2024.

Note 9 — Debt Financing

Credit Facility — Texas Capital Bank

On March 22, 2023, the Company and Optex Systems, Inc. entered into a Business Loan Agreement with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available a revolving line of credit in the principal amount of $3 million.

The commitment period for advances under the facility expired on May 22, 2025. Outstanding advances under the facility accrued interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. The related agreement provided for a $125 thousand Letter of Credit sublimit.

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”) effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to the secured overnight financing rate (SOFR) plus a specified margin. The interest rate is currently at 6.7% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3:1. The Texas Capital Facility is secured by substantially all of the operating assets of the borrowers as collateral. The borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of September 28, 2025, the Company is in compliance with all covenants.

The outstanding balance under the Texas Capital Facility was zero as of September 28, 2025 and $1.0 million as of September 29, 2024.

For the years ended September 28, 2025 and September 29, 2024, the total interest expense under the facility was $12 thousand and $47 thousand, respectively.

Note 10 — Stock Based Compensation

Restricted Stock, Performance Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units and performance shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2023	39,000	$3.06	120,000	$2.20	135,000	$2.37
Granted	40,500	7.17	-	-	-	-
Vested	(13,000)	3.06	(60,000)	2.20	(135,000)	2.37
Forfeited	-	-	-	-	-	-
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	$-
Granted	39,000	6.35	32,800	9.29	-	-
Vested	(24,000)	5.17	(60,000)	2.20	-	-
Forfeited	(7,500)	5.19	-	-
Outstanding at September 28, 2025	74,000	$6.11	32,800	$9.29	-	$-

Restricted Stock Units

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

During the twelve months ended September 29, 2024, there were 13,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on May 1, 2023 and August 14, 2023, which resulted in 9,150 shares issued to eleven employees, net of tax withheld of $28 thousand.

During the twelve months ended September 28, 2025, there were 24,000 shares vested under its 2023 Equity Incentive Plan for restricted stock units granted on May 1, 2023, May 1, 2024 and July 3, 2024, which resulted in 16,885 shares issued to eleven employees, net of tax withheld of $47 thousand.

During the twelve months ended September 28, 2025, there were 7,500 restricted stock units forfeited on the resignation of two employees.

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

As of September 28, 2025, there were 74,000 unvested restricted stock units outstanding.

Restricted Shares

On April 30, 2020, the Board of Directors of the Company (the “Board”) voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vested 50% on each of January 1, 2024 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortized the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. On January 1, 2025, the remaining 60,000 shares were vested.

On November 5, 2024, the Board approved the following Board compensation for the three independent directors, effective January 1, 2025: (a) a cash retainer of $44,000, paid quarterly, and (b) $66,000 in restricted stock awarded under the 2023 Equity Incentive Plan, with 100% vesting on January 1, 2026, the share price calculated on the basis of the 10-day Volume Weighted Average Price (“VWAP”), and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 5, 2024 and consisted of 7,600 shares of restricted stock for each independent director. The total fair value for the 22,800 shares was $185 thousand based on the stock price of $8.10 as of November 5, 2024. As of September 28, 2025, there were 22,800 of such unvested restricted shares outstanding which will vest on January 1, 2026.

On August 11, 2025, the Board approved an award to Chad George of 10,000 shares of restricted stock under the Company’s 2023 Equity Incentive Plan pursuant to his employment as Optex Systems Holdings, Inc.’s President. The shares will vest on January 1, 2026. The total fair value for the 10,000 shares was $120 thousand based on the stock price of $12.00 as of August 12, 2025. As of September 28, 2025, there were 10,000 of such unvested restricted shares outstanding which will vest on January 1, 2026. The share issue was 7,035 shares, net of 2,965 shares which were withheld for taxes due upon the vesting date.

Also see Note 14 “Subsequent Events” for additional restricted share issues occurring after September 28, 2025.

Performance Shares

On May 3, 2023, the Board approved a grant of 100,000 and 35,000 performance shares to Danny Schoening, CEO, and Karen Hawkins, CFO, respectively. Each performance share represents a contingent right to receive one share of common stock. The performance shares vest in five equal increments if, in each case and during a five-year performance period beginning on October 2, 2023, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $3.70, $4.45, $5.35, $6.40, or $7.70. The fair value of the shares, as of the grant date, is $320 thousand and will be amortized through December 31, 2025 based on the derived service periods using a Monte Carlo simulation valuation model.

On October 2, 2023, 27,000 performance shares vested each date for reaching the 30-day VWAP for Tranche 1. The Company issued a total of 21,060 shares on October 24, 2023 in settlement of the vested shares, net of tax withheld of $27 thousand.

On December 22, 2023 and December 29, 2023, 27,000 performance shares vested each date for reaching the 30-day VWAP for Tranche 2 and Tranche 3. On January 8, 2024, the Company issued a total of 39,563 shares in settlement of the vested shares, net of tax withheld of $91 thousand.

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

As of September 29, 2024 and September 28, 2025, there were no performance shares remaining to vest.

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

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for options and shares granted and restricted stock units awarded as well as the unrecognized compensation costs are summarized in the table below:

	(Thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Year Ended		Year Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Restricted Shares	$226	$140	$112	$33
Performance Shares	-	212	-	-
Restricted Stock Units	157	73	342	284
Total Stock Compensation	$383	$425	$454	$317

The unrecognized compensation expense for restricted shares and restricted stock units as of September 28, 2025, is expected to be recognized over a weighted-average period of 0.26 years and 2 years, respectively.

Note 11 — Defined Contribution Plan

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees. Company contributions are voluntary and are determined annually at the discretion of the Board at the beginning of each fiscal year. For the fiscal years ended September 28, 2025 and September 29, 2024, the Company offered a qualified automatic contribution arrangement (QACA) with a 100% match of the first 1% and 50% matching of the next 5% and a 2-year vesting requirement. The Company’s contribution expense for the fiscal years ended September 28, 2025 and September 29, 2024 were $261 thousand and $202 thousand, respectively.

Note 12 — Stockholders’ Equity

Dividends

There were no dividends declared or paid during the twelve months ended September 28, 2025 or September 29, 2024.

Common stock

During the twelve months ended September 28, 2025, there were zero shares repurchased.

During the twelve months ended September 29, 2024, there were 110,868 common shares issued to officers and employees, net of tax withholding of $245 thousand, in settlement of 13,000 vested restricted stock units, and 135,000 vested performance shares.

During the twelve months ended September 28, 2025, the Company issued 16,885 shares to eleven employees in settlement of 24,000 restricted stock units, which vested during the twelve months. The shares were issued net of tax withholding of $47 thousand.

During the twelve months ended September 28, 2025, the Company issued 22,800 restricted shares to the three independent board members which will vest on January 1, 2026.

During the twelve months ended September 28, 2025, the Company issued 7,035 restricted shares to Mr. George pursuant to his employment as President of the Company. The shares were issued net of 2,965 shares which were withheld for taxes due upon the vesting date of January 1, 2026. The total fair value for the 10,000 shares was $120 thousand based on the stock price of $12.00 as of August 12, 2025.

As of September 28, 2025, and September 29, 2024, the total outstanding common shares were 6,920,658 and 6,873,938, respectively.

Note 13 — Income Taxes

The income tax provision for the twelve months ended September 28, 2025 and September 29, 2024 include the following:

	(Thousands)
	2025	2024
Current income tax expense:
Current year federal income tax	$1,456	$1,045
Prior year tax adjustment	-	(14)
	1,456	1,031
Deferred income tax provision (benefit):
Federal	(252)	(25)

Provision for income taxes, net	$1,204	$1,006

As of September 28, 2025 and September 29, 2024, Optex Systems, Inc. had a net carrying value of $1.2 million and $0.9 million, respectively, in deferred tax assets represented by deferred tax assets of $2.0 million and $1.7 million, respectively, and a deferred tax asset valuation allowance of ($0.8) million, against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2010 through 2016 which may not be fully recognized due to an IRS Section 382 limitation related to a change in control occurring in fiscal year 2018. As of September 28, 2025 and September 29, 2024, we reviewed the deferred tax assets and determined it was more likely than not that we would be able to utilize a substantial portion of the deferred tax asset balance against future earnings. Our assumptions were based on the previous three years earnings trend as well as anticipated future earnings. During the twelve months ended September 28, 2025, the Company recognized a ($252) thousand tax benefit to deferred tax assets. During the twelve months ended September 29, 2024, the Company recognized a ($25) thousand in tax benefit to deferred tax assets. We will continue to review the deferred tax assets and related valuation reserves in accordance with ASC 740 on an annual basis.

The income tax provision for Optex Systems Holdings as of September 28, 2025 and September 29, 2024 differs from those computed using the statutory federal tax rate in the respective years due to the following permanent differences:

	($ in Thousands)
	2025	%	2024	%

Tax provision at statutory federal rate	$1,334	21	$1,003	21
Nondeductible expenses	1	-	3	-
Other permanent adjustments	(131)	(2)	14	-
Prior year federal income tax adjustment	-	-	(14)	-
Change in deferred tax valuation allowance	-	-	-	-
Provision for income taxes, net	$1,204	19	$1,006	21

Deferred income taxes recorded in the balance sheets result from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax assets (liabilities) follows:

	(Thousands)
	Deferred Tax Asset
	As of September 28, 2025	As of September 29, 2024

Stock Compensation	$83	$177
Inventory Reserve	404	232
Unicap	60	59
Deferred Compensation	65	56
Property and Equipment	(213)	(233)
Intangible Asset Amortization	188	10
Contract Loss Reserve	28	54
Accrued Paid Time Off	103	92
Net Operating Losses	1,189	1,223
Other	65	50
Subtotal	$1,972	$1,720
Valuation allowance	(773)	(773)
Net deferred asset	$1,199	$947

The Company has a net loss carryforward of $5.7 million as of September 28, 2025 as compared to a net loss carryforward of $5.8 million as of September 29, 2024. Due to an IRS section 382 change in control limitation which was effective during the fiscal year ended 2017, it is anticipated that the Company may only realize $2.0 million of the current net operating loss carryforward for a net tax benefit of $0.4 million through fiscal year ending in 2037. Accordingly, a valuation allowance of $0.8 is recorded as of September 28, 2025 and September 29, 2024.

The Company applied FASB ASC 740-10 and has no unrecognized tax benefits. By statute, the tax years ended September 28, 2025, September 29, 2024 and October 1, 2023 are open to examination by the major taxing jurisdictions to which the Company is subject.

During the twelve months ended September 28, 2025, the Company paid $1.4 million in income taxes. During the twelve months ended September 29, 2024, the Company paid $1.2 million in income taxes. As of September 28, 2025 the Company has recorded a tax liability of $87 thousand.

Note 14 — Subsequent Events

On November 4, 2025 the Board approved board compensation, effective January 1, 2026, for each of Dale Lehmann, Rimmy Malhotra and Dayton Judd of $44,000 annually, in cash, combined $66,000 in restricted stock issued under the 2023 Equity Incentive Plan, with 100% vesting on January 1, 2027, share price calculated on the basis of the 10-day (immediately preceding and including the grant date) VWAP, and the number of shares rounded up to the nearest 100 shares. On November 4, 2025, 4,000 shares each of restricted stock were issued pursuant to the board resolution.

On December 4, 2025, Danny Schoening notified the Company that he intends to resign, effective as of December 20, 2025 (the “Effective Date”), from the position of Chief Executive Officer of the Company. Mr. Schoening will remain on the Board, will continue to serve in the position of Chairman of the Board, and will continue to serve as the Company’s facilities security officer.

On December 5, 2025, the Board appointed Chad George, the Company’s President, to assume the additional role of Chief Executive Officer to fill the vacancy left by Mr. Schoening, effective as of the Effective Date. In connection with the appointment, the Company entered into a new employment agreement with Mr. George as of the Effective Date (the “New Employment Agreement”). Pursuant to the agreement, Mr. George will serve as the Company’s President and Chief Executive Officer through December 31, 2028. Thereafter, the term of the agreement will automatically extend for successive additional 12-month periods unless Mr. George or the Company provides written notice of termination at least 90 days prior to the end of the term then in effect. Mr. George’s initial annual base salary under the new agreement is $300,000 and will be eligible for a performance bonus based upon a one-year operating plan adopted by the Company’s Board.

Concurrently with Mr. George’s appointment as Chief Executive Officer, the Board elected Mr. George to serve as a director of the Board, effective as of the Effective Date, until the Company’s 2026 annual meeting of shareholders and until his successor has been elected and qualified. In connection with Mr. George’s election as a director of the Board, the Board increased the total number of Board seats from four to five.

On December 5, 2025, the Board also approved compensation for Mr. Schoening as an independent board member, effective January 1, 2026, of $44,000 annually, in cash, combined with $66,000 in restricted stock issued under the 2023 Equity Incentive Plan, with 100% vesting on January 1, 2027, share price calculated on the basis of the 10-day (immediately preceding and including the grant date) VWAP, and the number of shares rounded up to the nearest 100 shares. On December 5, 2025, 4,700 shares of restricted stock were issued pursuant to the board resolution.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 28, 2025, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 28, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 28, 2025. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of September 28, 2025. We have thus concluded that our internal control over financial reporting was effective as of September 28, 2025.

Item 9B. Other Information

On September 8, 2025, our Chief Executive Officer, Danny Schoening, adopted a written plan for the sale of Company common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1. The plan has a greater than 90-day cooling off period, provides for the sale of up to 110,398 shares if the pricing terms of the plan are met, and terminates no later than December 31, 2026.

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

(a)(3)	Exhibits.

See Exhibit Index

2 Note to Draft: Exhibit List and Footnotes subject to HWH review.

Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date(1)

3.2	Bylaws of Optex Systems Holdings(2)

3.3	Charters of the Audit Committee, Compensation Committee and Nominating Committee(3)

4.1	Description of Capital Stock(4)

4.2	Specimen Stock Certificate(5)

10.1	Lease for 1420 Presidential Blvd., Richardson, TX(6).

10.2	Third Amendment to Lease, between Aquiport DFWIP and Optex Systems, Inc., dated January 7, 2010(7)

10.3†	Employment Agreement with Karen Hawkins, dated as of January 1, 2024(8)

10.4	Form of Lease(9)

10.5	Form of Letter of Credit(10)

10.6	Form of Award/Contract between the Company and US DLA, dated July 3, 2017(11)

10.7†	Employment Agreement with Danny Schoening, dated November 28, 2022(12)

10.8	Sixth Amendment to Lease Agreement(13)

10.9	First Amendment to Lease(13)

10.10†	Optex Systems Holdings, Inc. 2023 Equity Incentive Plan (14)

10.11†	Form of Performance Shares Agreement (Executives)(19)

10.12†	Form of Restricted Stock Agreement(19)

10.13.1†	Form of Incentive Stock Option Agreement(19)

10.13.2†	Form of Non-Qualified Stock Option Agreement(19)

10.14†	Form of Stock Appreciation Rights Agreement(19)

10.15†	Form of Restricted Stock Unit Agreement(19)

10.16	Business Loan Agreement effective as of May 22, 2025 by and among Optex Systems Holdings, Inc., Optex Systems, Inc., and Texas Capital Bank (including Note)(15)

10.17	Asset Purchase Agreement and Contract Manufacturing Agreement (RUB Aluminium s.r.o.)(18)

10.18	Form of Director and Officer Indemnification Agreement(18)

10.19	Employment Agreements with Chad George, dated August 11, 2025(20)

10.20	Employment Agreements with Chad George, dated December 5, 2025

14.1	Code of Ethics(16)

19.1	Insider Trading Policy

21.1	List of Subsidiaries — Optex Systems Holdings, Inc.(17)

23.1	Consent of Independent Registered Public Accounting Firm – (Whitley Penn LLP)

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

97.1	Clawback Policy(19)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(2)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(3)	Incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 2015.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(5)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(6)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(7)	Incorporated by reference from our Amendment No. 4 to Registration Statement on Form S-1 filed on June 14, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2024.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2016.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed on July 10, 2017.
(12)	Incorporated by reference from our Current Report on Form 8-K, dated November 21, 2022.
(13)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 3, 2021.
(14)	Incorporated by reference from Annex B to our Definitive Proxy Statement on Schedule 14A, filed on January 17, 2023.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.
(16)	Incorporated by reference from our Registration Statement on Form S-1 filed on May 19, 2009.
(17)	Incorporated by reference from our Current Report on Form 8-K dated April 3, 2009.
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the year ended October 1, 2023.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed on August 11, 2025.

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

Date: December 16, 2025

By:	/s/ Karen Hawkins
Karen Hawkins, Principal Financial Officer and Principal Accounting Officer

Date: December 16, 2025

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Danny Schoening
Danny Schoening	Chairman, Principal Executive Officer and Director	December 16, 2025

/s/ Karen Hawkins
Karen Hawkins	Principal Financial Officer and Principal Accounting Officer	December 16, 2025

/s/ Rimmy Malhotra
Rimmy Malhotra	Director	December 16, 2025

/s/ Dale Lehmann
Dale Lehmann	Director	December 16, 2025

/s/ Dayton Judd
Dayton Judd	Director	December 16, 2025

