Form 10-Q
period 2025-12-28
Optex Systems Holdings Inc
filed 2026-02-11
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2026: 6,937,358 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended December 28, 2025

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 28, 2025 (UNAUDITED) AND SEPTEMBER 28, 2025	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED DECEMBER 28, 2025 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 29, 2024 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 28, 2025 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 29, 2024 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED DECEMBER 28, 2025 (UNAUDITED) AND THE THREE MONTHS ENDED DECEMBER 29, 2024 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	(Unaudited) December 28, 2025	September 28, 2025

ASSETS

Cash and Cash Equivalents	$5,841	$6,389
Accounts Receivable, Net	4,356	4,569
Inventory, Net	14,966	14,322
Contract Asset	134	142
Prepaid Expenses	214	285

Current Assets	25,511	25,707

Property and Equipment, Net	1,793	1,427

Other Assets
Deferred Tax Asset	1,244	1,199
Right-of-use Asset	1,640	1,700
Security Deposits	23	23

Other Assets	2,907	2,922

Total Assets	$30,211	$30,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,400	$1,525
Operating Lease Liability	668	645
Federal Income Taxes Payable	87	87
Accrued Expenses	1,458	1,634
Accrued Selling Expense	141	141
Accrued Warranty Costs	168	162
Contract Loss Reserves	185	132
Customer Advance Deposits	243	234

Current Liabilities	4,350	4,560

Other Liabilities
Operating Lease Liability, net of current portion	1,116	1,205

Total Liabilities	5,466	5,765

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,937,358 and 6,920,658 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	22,013	21,801
Retained Earnings	2,725	2,483

Stockholders’ Equity	24,745	24,291

Total Liabilities and Stockholders’ Equity	$30,211	$30,056

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended
	December 28, 2025	December 29, 2024

Revenue	$9,145	$8,198

Cost of Sales	7,049	6,070

Gross Profit	2,096	2,128

General and Administrative Expense	1,947	1,212

Operating Income	149	916

Interest Income (Expense)	48	(13)

Income Before Taxes	197	903

Income Tax (Benefit) Expense, net	(45)	59

Net Income	$242	$844

Basic Income per Share	$0.04	$0.12

Weighted Average Common Shares Outstanding - basic	6,890,823	6,813,938

Diluted Income per Share	$0.03	$0.12

Weighted Average Common Shares Outstanding - diluted	6,956,067	6,912,594

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Three months ended
	December 28, 2025	December 29, 2024

Cash Flows from Operating Activities:
Net Income	$242	$844

Adjustments to Reconcile Net Income to Net Cash (used in) provided by Operating Activities:
Depreciation and Amortization	90	129
Stock Compensation Expense	212	92
Deferred Tax	(45)	59
Accounts Receivable	213	2,029
Inventory	(645)	189
Contract Asset	8	23
Prepaid Expenses	71	(48)
Leases	(6)	(1)
Accounts Payable and Accrued Expenses	(300)	(383)
Accrued Warranty Costs	6	(29)
Accrued Selling Expense	-	(12)
Customer Advance Deposits	9	(45)
Contract Loss Reserves	53	(46)
Total Adjustments	(334)	1,957
Net Cash (used in) provided by Operating Activities	(92)	2,801

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(456)	(319)
Net Cash used in Investing Activities	(456)	(319)

Cash Flows used in Financing Activities
Payments to Credit Facility	-	(1,000)

Net Cash used in Financing Activities	-	(1,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(548)	1,482
Cash and Cash Equivalents at Beginning of Period	6,389	1,009
Cash and Cash Equivalents at End of Period	$5,841	$2,491

Supplemental Cash Flow Information
Cash Transactions
Cash Paid for Interest	$-	$13
Cash Received from Interest	48	-
Non Cash Transactions
Right-of-Use Asset	77	-
Operating Lease Liabilities	(77)	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended December 28, 2025
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at September 28, 2025	6,920,658	$7	$21,801	$2,483	$24,291
Stock Compensation Expense	-	-	212	-	212
Restricted Board Shares Issued(1)	16,700	-	-	-	-
Net Income	-	-	-	242	242

Balance at December 28, 2025	6,937,358	$7	$22,013	$2,725	$24,745

	Three months ended December 29, 2024
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at September 29, 2024	6,873,938	$7	$21,465	$(2,664)	$18,808
Stock Compensation Expense	-	-	92	-	92
Restricted Board Shares Issued(2)	22,800	-	-	-	-
Net Income	-	-	-	844	844

Balance at December 29, 2024	6,896,738	$7	$21,557	$(1,820)	$19,744

(1)	Restricted Share Grant on November 4, 2025 to independent board members of 4,000 shares each, and December 5, 2025 of 4,700 shares to Danny Schoening, which will vest on January 1, 2027.
(2)	Restricted Share Grant on November 5, 2024 to independent board members of 7,600 shares each, which vested on January 1, 2026

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the United States (“U.S.”) Department of Defense, foreign military applications and commercial markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenues for the three months ended December 28, 2025 were derived from military sales to the U.S. government (24%), U.S. prime military contractors (69%), foreign military contractors (3%), and commercial customers (4%). Approximately 97% of the total company revenue is generated from domestic customers and 3% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of December 28, 2025, Optex Systems Holdings operated with 136 full-time equivalent employees.

Note 2 - Accounting Policies

Basis of Presentation

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Optex Systems Holdings and its wholly-owned subsidiary, Optex Systems, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Optex Systems Holdings’ Form 10-K for the year ended September 28, 2025 and other reports filed with the SEC.

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

Inventory: As of December 28, 2025 and September 28, 2025, inventory included:

	(Thousands)
	December 28, 2025	September 28, 2025
Raw Material	$10,146	$9,394
Work in Process	5,489	6,063
Finished Goods	1,254	788
Gross Inventory	$16,889	$16,245
Less: Inventory Reserves	(1,923)	(1,923)
Net Inventory	$14,966	$14,322

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 28, 2025 and September 28, 2025, Optex Systems Holdings has $5.8 million and $6.4 million in cash on deposit with our banks, respectively. As of December 28, 2025 and September 28, 2025, $5.1 million and $4.0 million of our cash balance, respectively, was carried in a money market account with an annual interest rate of 3.8%. For the three months ended December 28, 2025 and December 29, 2024, the total interest income under the money market account was $48 thousand and zero, respectively. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: Optex Systems Holdings’ revenues for the quarter ended December 28, 2025 were derived from sales to U.S. government agencies (12%), seven major U.S. defense contractors (19%, 16%, 13%, 8%, 7%, 7%, and 6%), and all other customers (12%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of December 28, 2025, and September 28, 2025, the Company had warranty reserve balances of $168 and $162 thousand, respectively.

The table below summarizes the warranty activity for the three months ended December 28, 2025 and December 29, 2024.

	Three months ended
	December 28, 2025	December 29, 2024
Beginning balance	$162	$52

Incurred costs for warranties satisfied during the period	-	-

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	6	12
Change in estimate for pre-existing warranty liabilities(2)	-	(42)
Warranty Expense	6	(30)

Ending balance	$168	$22

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The Texas Capital Facility (as defined below) is reported at fair value as it bears market rates of interest.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three months ended December 28, 2025 and December 29, 2024 there was $133 thousand and $126 thousand, respectively, in service contract revenue recognized over time.

During the three months ended December 28, 2025 and December 29, 2024, there was $7 thousand and $45 thousand, respectively, of revenue recognized from customer deposit liabilities (deferred contract revenue). As of December 28, 2025 and September 28, 2025, customer deposit liabilities were $243 thousand and $234 thousand, respectively.

As of December 28, 2025 and September 28, 2025, there was $141 thousand in accrued selling expenses and $134 thousand and $142 thousand, respectively, in contract assets related to a contract booked in November 2022. The selling costs are amortized against the revenue for the contract deliveries which began in the first half of fiscal year 2024 and are expected to extend through fiscal year 2026. During the three months ended December 28, 2025 and December 29, 2024, we booked $8 thousand and $23 thousand of selling expenses against the contract asset for shipments against the contract, respectively.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has two long-term fixed price contracts that are currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. One of these long-term contracts has deliveries scheduled through January of 2027. As of December 28, 2025 and September 28, 2025, the accrued contract loss reserves were $185 thousand and $132 thousand, respectively.

During the three months ended December 28, 2025, the Company recognized $174 thousand in new loss reserves against two long term IDIQs, and made shipments resulting in reductions of $121 thousand against existing loss reserves. During the three months ended December 29, 2024, the Company recognized $7 thousand in loss reserves on new contract awards and made shipments resulting in reductions of $53 thousand against existing loss reserves. Both contracts have ordering periods which have expired and are no longer subject to new contract task awards.

Income Tax/Deferred Tax: As of December 28, 2025 and September 28, 2025, Optex Systems, Holdings Inc. had a net carrying value of $1.2 million in deferred tax assets represented by deferred tax assets of $2.0 and a deferred tax asset valuation allowance of $0.8 million against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control.

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

For the three months ended December 28, 2025, 75,000 shares of unvested restricted stock units and 46,535 unvested restricted shares (which convert to an aggregate of 65,244 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive.

For the three months ended December 29, 2024, 82,800 shares of unvested restricted stock units and 59,000 unvested restricted shares (which convert to an aggregate of 98,656 incremental dilutive shares) were included in the diluted earnings per share calculation as dilutive.

Note 3 - Segment Reporting

The Company’s two reportable segments, Applied Optics Center (“Applied Optex Center” or “AOC”) and Optex Systems – Richardson (“Optex Richardson”), are strategic businesses offering similar products to similar markets and customers; however, they are operated and managed separately due to differences in manufacturing technology, equipment, geographic location, and specific product mix. Applied Optics Center was acquired as a unit, and management at the time of the acquisition was retained.

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Richardson segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs but exclude profits that would apply to third party external customers.

The Chief Operating Decision Maker (CODM), which is our CEO, uses segment revenue, cost of sales and net operating income to assess the Company’s performance and allocation of resources. For the periods ended December 20, 2025 and three months ended December 29, 2024, the Company’s CODM was Danny Schoening, CEO. Danny Schoening resigned his position as CEO effective as of December 20, 2025, at which time Chad George assumed the position of CEO and CODM.

A summary of segment performance for the three months ended December 28, 2025 and December 29, 2024 is included in the table below:

	(Thousands)
	Three months ended
	December 28, 2025				December 29, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$5,325	3,820	-	9,145	$3,415	4,783	-	8,198
Intersegment Revenues	-	217	(217)	-	-	271	(271)	-
Total Segment Revenue	5,325	4,037	(217)	9,145	3,415	5,054	(271)	8,198

Total Cost of Sales	3,992	3,274	(217)	7,049	3,088	3,253	(271)	6,070

Gross Profit	1,333	763	-	2,096	327	1,801	-	2,128
Gross Margin %	25.0%	18.9%	-	22.9%	9.6%	35.6%	-	26.0%

General and Administrative Expense	1,355	380	212	1,947	940	180	92	1,212
Segment Allocated G&A Expense	(415)	415	-	-	(328)	328	-	-
Net General & Administrative Expense	940	795	212	1,947	612	508	92	1,212

Operating Income (Loss)	393	(32)	(212)	149	(285)	1,293	(92)	916
Operating Income (Loss) %	7.4%	(0.8)%	-	1.6%	(8.3)%	25.6%	-	11.2%

Interest Income (Expense)	-	-	48	48	-	-	(13)	(13)

Income (Loss) before taxes	$393	(32)	(164)	197	(285)	1,293	(105)	903
Income (Loss) before taxes %	7.4%	(0.8)%	-	2.2%	(8.3)%	25.6%	-	11.0%

Optex Richardson (OPX) – Richardson, Texas

Optex Richardson revenues are primarily in support of prime and subcontracted military customers. Approximately 94% of the Optex Richardson segment revenue is comprised of domestic military customers, and 6% is comprised of foreign military customers. For the three months ended December 28, 2025, Optex Richardson represented 58% of the Company’s total consolidated revenue and consisted of revenue from the U.S. Government (17%), and three major U.S. defense contractors representing 17%, 14% and 6%, of the Company’s consolidated revenue, respectively.

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of December 28, 2025, the Richardson facility operated with 91 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 3% and military sales to prime and subcontracted customers represent 97% of the total segment revenue for the three months ended December 28, 2025. Approximately 95% of the AOC revenue was derived from external customers and approximately 5% was related to intersegment sales to Optex Richardson in support of military contracts. For the three months ended December 28, 2025, AOC represented 42% of the Company’s total consolidated revenue and consisted of revenue from four major defense contractors representing 12%, 7%, 6% and 5% of the Company’s consolidated revenue, respectively.

 The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of December 28, 2025, AOC operated with 45 full-time equivalent employees in a single shift operation.

 The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments.

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended December 28, 2025
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$5,325	$3,820	$-	$9,145
Intersegment revenues	-	217	(217)	-
Total revenue	$5,325	$4,037	$(217)	$9,145

Depreciation and amortization	$34	$56	$-	$90

Interest income	$-	-	$(48)	$(48)

Income (loss) before taxes	$393	$(32)	$(164)	$197

Other significant noncash items:
Allocated home office expense	$(415)	$415	$-	$-
Stock compensation expense	$-	$-	$212	$212
Warranty expense	$-	$6	$-	$6

Segment assets	$22,279	$7,932	$-	$30,211
Expenditures for segment assets	$24	$432	$-	$456

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended December 29, 2024
	Optex Systems Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenues from external customers	$3,415	$4,783	$-	$8,198
Intersegment revenues	-	271	(271)	-
Total revenue	$3,415	$5,054	$(271)	$8,198

Depreciation and amortization	$64	$65	$-	$129

Interest expense	-	-	$13	$13

Income (loss) before taxes	$(285)	$1,293	$(105)	$903

Other significant noncash items:
Allocated home office expense	$(328)	$328	$-	$-
Stock compensation expense	$-	$-	$92	$92
Warranty expense	$-	$(30)	$-	$(30)

Segment assets	$16,881	$7,925	$-	$24,806
Expenditures for segment assets	$74	$245	$-	$319

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The facility leased by Optex Systems, Inc. located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021 and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $15 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

The facility leased by Applied Optics Center located at 9839 and 9827 Chartwell Drive, Dallas, Texas, consists of 44,867 square feet of space at the premises. The previous lease term for this location expired on October 31, 2021 and the monthly base rent was $21.9 thousand through the end of the lease. On January 11, 2021 the Company executed a first amendment extending the terms of the lease for eighty-six (86) months, commencing on November 1, 2021 and ending on December 31, 2028. The initial base rent is set at $23.6 thousand as of January 1, 2022 and escalates 2.75% on January 1 each year thereafter. The initial term included two months of rent abatement for November and December of 2021. The amendment provides for a five-year renewal option at the end of the lease term at the greater of the then “prevailing rental rate” or the then current base rental rate. Our obligations to make payments under the lease are secured by a $125,000 standby letter of credit. The monthly rent includes approximately $9 thousand for additional CAM, to be adjusted annually based on actual expenses incurred by the landlord.

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. On December 11, 2025, the Company entered into a new non-cancellable office equipment lease agreement with Datamax Inc. for seven copy machines. The lease cost for the equipment is $1.7 thousand per month from January 1, 2026 through December 31, 2030. During the three month period ended December 28, 2025, the Company recognized $77 thousand in right-of-use assets, and lease liabilities as a result of the agreement.

As of December 28, 2025, the remaining minimum base lease and estimated CAM payments under the non-cancellable office equipment and facility space leases are as follows:

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2026 Base year lease	$261	$236	$16	$513	$219
2027 Base year lease	357	322	22	701	293
2028 Base year lease	241	330	22	593	209
2029 Base year lease	-	83	22	105	30
2030 Base year lease	-	-	5	5	-
Total base lease payments	$859	$971	$87	$1,917	$751
Imputed interest on lease payments (1)	(52)	(71)	(10)	(133)
Total Operating Lease Liability(2)	$807	$900	$77	$1,784

Right-of-use Asset(3)	$735	$828	$77	$1,640

(1)	Assumes a discount borrowing rate of 5.0% on the facilities lease amendments effective as of January 11, 2021 and 6.7% on the office equipment lease agreement effective as of December 11, 2025.

(2)	Short-term and long-term portions of Operating Lease Liability are $668 thousand and $1,116 thousand, respectively.

(3)	Includes $144 thousand of unamortized deferred rent.

Total expense under both facility lease agreements for the three months ended December 28, 2025 and December 29, 2024 was $240 thousand and $224 thousand, respectively. Total office equipment rentals included in operating expenses was $7 thousand for the three months ended December 28, 2025 and December 29, 2024.

Note 5 - Debt Financing

Credit Facility — Texas Capital Bank

On March 22, 2023, the Company and Optex Systems, Inc. (collectively, the “Borrowers”) entered into a Business Loan Agreement with Texas Capital Bank (the “Lender”), pursuant to which the Lender makes available to the Borrowers a revolving line of credit in the principal amount of $3 million.

The commitment period for advances under the facility expired on May 22, 2025. Outstanding advances under the facility accrued interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a specified margin, subject to a specified floor interest rate. The related agreement provided for a $125 thousand letter of credit sublimit.

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”), effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months, expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to SOFR plus a specific margin. The interest rate is currently at 6.4% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of December 28, 2025, the Company is in compliance with all covenants.

There were no borrowings or payments against the line of credit during the three months ended December 28, 2025. During the three months ended December 29, 2024, the Company paid $1.0 million against the outstanding loan balance. The outstanding balance under the Texas Capital Facility was zero as of December 28, 2025 and September 28, 2025.

For the three months ended December 28, 2025 and December 29, 2024, the interest expense under the Texas Capital Facility was zero and $13 thousand, respectively.

Note 6 - Stock Based Compensation

Restricted Stock, Market-Based Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and market-based shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Market-Based Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	$-
Granted	39,000	6.35	32,800	9.29	-	-
Vested	(24,000)	5.17	(60,000)	2.20	-	-
Forfeited	(7,500)	5.19	-	-	-	-
Outstanding at September 28, 2025	74,000	$6.11	32,800	$9.29	-	$-
Granted	1,000	15.07	16,700	16.06	67,500	10.06
Vested	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Outstanding at December 28, 2025	75,000	$6.23	49,500	$11.57	67,500	$10.06

Restricted Stock Units

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under the 2023 Plan. As of the grant date, assuming a 7.7% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $258 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. On June 4, 2024 there was an additional grant of 500 restricted stock units to one employee with a fair value of $4 thousand. The 500 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date. On July 3 ,2024 there was an additional grant of 1,000 restricted stock units to one employee with a fair value of $7 thousand. The 1,000 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date.

During the twelve months ended September 28, 2025, there were 24,000 shares vested and 7,500 shares forfeited under the 2023 Plan.

On May 1, 2025, the Company granted an aggregate of 39,000 restricted stock units to eleven employees under the 2023 Plan. As of the grant date, assuming a 12.8% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $216 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% on each of the first, second and third anniversaries of the date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date.

On October 15, 2025, the Company granted 1,000 restricted stock units to one employee under the 2023 Plan. As of the grant date, the fair value of the restricted stock units is $15 thousand which will be amortized across the twelve-month period on a straight-line basis. The restricted stock units will vest on October 15, 2026 and any unvested restricted stock units will be forfeited if employment terminates prior to the vesting date.

During the three months ended December 28, 2025, there were no restricted stock units forfeited or vested under the 2023 Plan.

As of December 28, 2025, there were 75,000 unvested restricted stock units outstanding.

Restricted Shares

On April 30, 2020, the Board of Directors voted to increase the annual board compensation for the three independent directors from $22,000 to $36,000 with an effective date of January 1, 2020, in addition to granting 100,000 shares of restricted stock to each independent director which vest at a rate of 20% per year (20,000 shares) each January 1st through January 1, 2025. The total fair value for the 300,000 shares was $525 thousand based on the stock price of $1.75 as of April 30, 2020. On each of January 1, 2021, January 1, 2022, and January 1, 2023, 60,000 of the restricted director shares vested. On February 16, 2023, 40,000 of the unvested restricted shares were forfeited and cancelled when one of the independent directors departed the Board. On May 9, 2023, the Board of Directors approved a grant of 40,000 shares of restricted stock to independent board member Dayton Judd. The shares vest 50% on each of December 31, 2023 and January 1, 2025. As of the grant date, the fair value of the shares was $124 thousand, to be amortized on a straight-line basis through December 31, 2024. The Company amortizes the grant date fair value to stock compensation expense on a straight-line basis across the five-year and two-year vesting periods beginning on April 30, 2020 and May 9, 2023, respectively. As of December 29, 2024, there were 60,000 of such unvested restricted shares outstanding which vested January 1, 2025.

On November 5, 2024, the Board approved the following Board compensation for the three independent directors, effective January 1, 2025: (a) a cash payment of $44,000, and (b) $66,000 in restricted stock awarded under the 2023 Plan, with 100% vesting on January 1, 2026, the share price calculated on the basis of the 10-day VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 5, 2024 and consisted of 7,600 shares of restricted stock for each independent director. The total fair value for the 22,800 shares was $185 thousand based on the stock price of $8.10 as of November 5, 2024. As of December 28, 2025, there were 22,800 of such unvested restricted shares outstanding, which vested on January 1, 2026.

On August 11, 2025, the Board approved an award to Chad George of 10,000 shares of restricted stock under the Company’s 2023 Plan pursuant to his employment as Optex Systems Holdings, Inc.’s President. The total fair value for the 10,000 shares was $120 thousand based on the stock price of $12.00 as of August 12, 2025. As of December 28, 2025, there were 10,000 of such unvested restricted shares outstanding which vested on January 1, 2026.

On November 4, 2025, the Board approved the following Board compensation for the three independent directors, effective January 1, 2026: (a) a cash payment of $44,000, and (b) $66,000 in restricted stock awarded under the 2023 Plan, with 100% vesting on January 1, 2027, the share price calculated on the basis of the 10-day (immediately preceding and including the date of grant) VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 4, 2025 and consisted of 4,000 shares of restricted stock for each independent director. The total fair value for the 12,000 shares was $201 thousand based on the stock price of $16.74 as of November 4, 2025. As of December 28, 2025, there were 12,000 of such unvested restricted shares outstanding, which will vest on January 1, 2027.

On December 5, 2025, the Board approved the annual director compensation for Danny Schoening, effective January 1, 2026: (a) $44,000 in cash and (b) $66,000 in restricted stock granted as of December 5, 2025 under the Company’s 2023 Plan, with 100% vesting on January 1, 2027, the share price calculated on the basis of the 10-day (immediately preceding and including the date of grant) VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on December 5, 2025 and consisted of 4,700 shares of restricted stock. The total fair value for the shares was $67 thousand based on the stock price of $14.33 as of December 5, 2025. As of December 28, 2025, there were 4,700 of such unvested restricted shares outstanding, which will vest on January 1, 2027.

Market-Based Shares

Effective December 18, 2025, the Board approved a grant of 50,000 and 17,500 market-based shares to Chad George, the Company’s President and Chief Executive Officer (“CEO”), and Karen Hawkins, the Company’s Chief Financial Officer (“CFO”), respectively, pursuant to the Company’s 2023 Plan. Each market-based share represents a contingent right to receive one share of the Company’s common stock. The market-based shares vest in five equal increments if, in each case and during a performance period beginning on December 18, 2025 and ending on September 29, 2030, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $17.54, $21.05, $25.26, $30.31, or $36.37. The fair value of the market-based shares as of the grant date is $679 thousand to be amortized over the estimated service period base on a Monte Carlo simulation.

As of December 28, 2025, there were 67,500 market-based shares remaining to vest.

The assumptions and results for the Monte Carlo simulation employed for the market-based shares are as follows:

Assumptions
Performance Period Start	12/18/2025
Performance Period End	9/30/2030
Term of simulation (1)	4.78 years
Time steps in simulation	1,205
Time steps per year	252
Common share price at valuation date (2)	$13.60
Dividend yield (3)	0.0%
Volatility (annual) (4)	52.5%
Risk-free rate (annual) (5)	3.64%
Cost of equity (6)	12.0%

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Number of Market-Based shares in the Tranche (1)	13,500	13,500	13,500	13,500	13,500
Fair Value of One Market-Based share (7)	$12.08	$11.16	$10.12	$9.02	$7.90
Total Fair Value of Tranche	$163,051	$150,633	$136,669	$121,713	$106,662
Derived Service Period (Years) (7)	0.66	1.12	1.58	2.01	2.37

(1)	Based on the terms of the Market-Based shares agreement issued by the Company on December 18, 2025 and effective December 18, 2025.
(2)	Closing price of OPXS shares on the Valuation Date, as obtained via S&P Capital IQ.
(3)	Expected dividends provided by management.
(4)	Based on historical volatility of OPXS and comparable public companies.
(5)	Interest rate for US Treasury commensurate with the Market-based shares holding period, as of the Valuation Date, as obtained via S&P Capital IQ.
(6)	Estimated cost of equity for OPXS as of the Valuation Date.
(7)	Based on Monte Carlo simulation.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and market-based shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense		Unrecognized Compensation Expense
	Three months ended		As of period ended
	December 28, 2025	December 29, 2024	December 28, 2025	September 28, 2025

Restricted Shares	$146	$59	$234	$112
Market-based shares	16	-	663	-
Restricted Stock Units	50	33	307	342
Total Stock Compensation	$212	$92	$1,204	$454

The unrecognized compensation expense for restricted shares, market-based shares and restricted stock units as of December 28, 2025, is expected to be recognized over a weighted-average period of 1.0 years, 2.5 and 1.72 years, respectively.

Note 7 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three months ended December 28, 2025 or December 29, 2024.

Common stock

During the three months ended December 28, 2025, the Company issued 16,700 restricted shares to four board members which will vest on January 1,2027.

During the three months ended December 29, 2024, the Company issued 22,800 restricted shares to three independent board members which vested on January 1,2026.

As of December 28, 2025 and September 28, 2025, the total issued and outstanding common shares were 6,937,358 and 6,920,658, respectively.

Note 8 - Subsequent Events

On February 6, 2026, the Company received a new order from a prime military contractor for the Applied Optics Center laser interface filters valued at $2.2 million with deliveries to begin in the third fiscal quarter of 2026 and extend into the second fiscal quarter of 2027.

On February 9, 2026, the Board of Directors of the Company terminated the Company’s existing stock repurchase program and approved a new stock repurchase program pursuant to which the Company may purchase up to $10,000,000 in shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program allows the Company to purchase common stock from time to time through, among other methods, open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s common stock and general market conditions. The Repurchase Program may be modified, suspended or terminated at any time, without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects information known to management as of the quarter ended December 28, 2025, and the date of filing. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2025 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended December 28, 2025, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our condensed consolidated financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Item 2. Cautionary Note Regarding Forward-Looking Information” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associates with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q by Optex Systems Holdings, Inc. (“Optex Systems Holdings,” the “Company,” “we,” “us,” or “our”), in particular the MD&A, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Quarterly Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements.

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

Background

Our wholly-owned subsidiary, Optex Systems, Inc., manufactures optical sighting systems and assemblies, primarily for United States (“U.S.”) Department of Defense (“DoD”) applications. Its products are installed on various types of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles and light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. Optex Systems, Inc. also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems, Inc. products consist primarily of build-to-customer print products that are delivered both directly to the armed services and to other defense prime contractors. Less than 1% of revenue is related to the resale of products substantially manufactured by others. In this case, the product would likely be a simple replacement part of a larger system previously produced by Optex Systems, Inc.

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

Many of our contracts are prime or subcontracted directly with the U.S. Government and, as such, are subject to FAR Subpart 49.5, “Contract Termination Clauses” and more specifically FAR clauses 52.249-2 “Termination for Convenience of the Government (Fixed-Price)”, and 49.504 “Termination of fixed-price contracts for default”. These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors. It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties. We are currently not aware of any material pending terminations for convenience or for default on our existing contracts.

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

Material Trends and Recent Developments

We have numerous fixed price multi-year contracts covering delivery periods up to five years from the contract award. Since fiscal year 2021, we have experienced substantial increases in the costs of aluminum, steel, gold and acrylic commodities, which has affected both the Optex Richardson and Applied Optics segment margins for deliveries against those orders during the year ended September 28, 2025 and the first fiscal quarter of 2026. Approximately 3% of our contract backlog is for items priced prior to fiscal year 2021 in a loss condition due to costs increases.

See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended September 28, 2025.

A substantial portion of our revenue is derived from U.S. Government contracts, which are subject to annual congressional appropriations. Failure to pass the annual appropriations by October 1, the start of the new fiscal year, often results in a continuing resolution (“CR”) which can delay new contract awards, exercising of contract options, and starting of new program initiatives, which could materially and adversely affect our future revenues. From October 1, 2025 to November 12, 2025, the federal government of the United States was in a shutdown as Congress failed to pass appropriations legislation for the 2026 fiscal year. On November 10, 2025, Congress passed a CR, which funded the government at existing spending levels through January 30, 2026. On February 3, 2026 a funding appropriation bill was passed by Congress and signed by the President which covers the majority of U.S. Government spending for the 2026 fiscal year. The funding bill excluded the Department of Homeland Security which is subject to further negotiations. The Company has not experienced a slow-down of total consolidated contract awards during the first three months of fiscal year 2026, however we have experienced a reduction in contract awards for our laser filters at the Applied Optics Center which we attribute to the 2025 government shutdown and CR. While we cannot provide assurances, we are anticipating new contract awards against current outstanding proposal requests for these laser filters as a result of the approved funding.

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

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” in our Annual Report on Form 10-K for the year ended September 28, 2025 for a description of current trends in U.S. government military spending and its potential impact on the Company, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S. ground system military programs, in combination with the U.S. Government shutdown and CR which has a direct impact on the Company’s revenue, all of which is incorporated herein by reference.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that Optex Richardson, our Richardson plant, and the Applied Optics Center (“Applied Optex Center” or “AOC”), our Dallas plant, are separately managed, organized, and internally reported as separate business segments. The table below provides a summary of selective statement of operations data by operating segment for the three months ended December 28, 2025 and December 29, 2024 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	December 28, 2025				December 29, 2024
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$5,325	3,820	-	9,145	$3,415	4,783	-	8,198
Intersegment Revenues	-	217	(217)	-	-	271	(271)	-
Total Segment Revenue	5,325	4,037	(217)	9,145	3,415	5,054	(271)	8,198

Total Cost of Sales	3,992	3,274	(217)	7,049	3,088	3,253	(271)	6,070

Gross Profit	1,333	763	-	2,096	327	1,801	-	2,128
Gross Margin %	25.0%	18.9%	-	22.9%	9.6%	35.6%	-	26.0%

General and Administrative Expense	1,355	380	212	1,947	940	180	92	1,212
Segment Allocated G&A Expense	(415)	415	-	-	(328)	328	-	-
Net General & Administrative Expense	940	795	212	1,947	612	508	92	1,212

Operating Income (Loss)	393	(32)	(212)	149	(285)	1,293	(92)	916
Operating Income (Loss) %	7.4%	(0.8)%	-	1.6%	(8.3)%	25.6%	-	11.2%

Interest Income (Expense)	-	-	48	48	-	-	(13)	(13)

Income (Loss) before taxes	$393	(32)	(164)	197	(285)	1,293	(105)	903
Income (Loss) before taxes %	7.4%	(0.8)%	-	2.2%	(8.3)%	25.6%	-	11.0%

For the three months ended December 28, 2025, our total revenues increased by $0.9 million, or 11.6%, compared to the prior year period. The increase in revenue was primarily driven by increased revenue at the Optex Richardson segment, partially offset by decreased revenue at the Applied Optics Center segment.

Consolidated gross profit for the three months ended December 28, 2025 was slightly lower during the current year period as compared to the prior year period with changes in mix between segments and product lines combined with a higher mix of shipments against our legacy long-term loss contracts. During the current year period the Applied Optics Center realized increased cost of sales due to contract loss reserves which was driven by higher usage and the price of gold applied during the coating process on one of its product lines. The lower gross profit for the Applied Optics Center segment was somewhat offset by improved gross profit at the Optex Richardson segment on higher revenue, changes in product mix, improved labor performance on our periscope line and a reduction in loss contract deliveries as the long-term loss contracts have completed or are nearing completion. The consolidated gross margin percentage decreased from 26.0% to 22.9% in the current year period as compared to the prior year period.

Our operating income for the three months ended December 28, 2025 decreased by $0.8 million compared to the prior year period. The decrease in operating income was primarily driven by lower gross profit combined with higher general and administrative spending of $0.7 million during the current year period as compared to the prior year period. General and administrative spending increased due to higher labor and labor fringes of $0.5 million, increased stock compensation of $0.1 million and higher legal and IT support services of $0.1 million. Increased labor was primarily driven by the transition of the former and current Chief Executive Officer during the current year period, combined with the addition of the Optex Richardson General Manager position as well as other employee and structural changes within the engineering and administrative departments for both operating segments.

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

The table below summarizes our three-month operating results for the periods ended December 28, 2025 and December 29, 2024, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands) Three months ended
	December 28, 2025	December 29, 2024

Net Income (GAAP)	$242	$844
Add:
Non-recurring General and Administrative Expenses	277	-
Depreciation and Amortization	90	129
Federal Income Tax (Benefit) Expense	(45)	59
Stock Compensation	212	92
Interest (Income) Expense, net	(48)	13
Adjusted EBITDA – Non-GAAP	$728	$1,137

Our net income decreased by $0.6 million to $0.2 million for the three months ended December 28, 2025, as compared to $0.8 million for the prior year period. Our adjusted EBITDA decreased by $0.4 million to $0.7 million for the three months ended December 28, 2025, as compared to $1.1 million for the prior year period.

During the three-month period ending December 28, 2025, the Company incurred $0.3 million in increased general and administrative costs associated with higher salaries and fringes for Chad George, serving as President of Optex Systems Holdings. Danny Schoening retired as Chief Executive Officer effective on December 20, 2025, at which time Chad George assumed the role of the Company CEO. In addition, during the three-month period ending December 28, 2025, there were two senior level positions that were double staffed as retiring employees were training their hired replacements. With the resignation of Danny Schoening in December, and the retirement of the two senior level employees in early January 2026, we do not expect these expenses to recur beyond the first three months of fiscal year 2026.

The decrease is primarily driven by lower gross profit combined with increased general and administrative spending during the current year period as compared to the prior year period. Operating segment performance is discussed in greater detail throughout the following sections.

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

During the three months ended December 28, 2025, the Company booked $7.9 million in new orders, representing a 31.7% increase over the prior year period orders of $6.0 million. The orders for the most recently completed three months consist of $3.8 million for our Optex Richardson segment and $4.1 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the three months ending December 28, 2025 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Three months ended December 28, 2025	Three months ended December 29, 2024	Variance	% Chg
Periscopes	$3.1	$1.5	$1.6	106.7%
Sighting Systems	0.3	0.1	0.2	200.0%
Other	0.4	1.0	(0.6)	(60.0)%
Optex Systems – Richardson	3.8	2.6	1.2	46.2%
Optical Assemblies	2.5	0.7	1.8	257.1%
Laser Filters	0.7	2.4	(1.7)	(70.8)%
Other	0.9	0.3	0.6	200.0%
Applied Optics Center – Dallas	4.1	3.4	0.7	20.6%
Total Customer Orders	$7.9	$6.0	$1.9	31.7%

Orders for the Optex Richardson segment increased by $1.2 million, or 46.2%, from the prior year period, primarily as a result of increased demand for our periscope products.

Orders for the Applied Optics Center increased by $0.7 million, or 20.6%, from the prior year period, primarily as a result of increased orders for our optical assemblies. Orders for the Applied Optics Center can be somewhat volatile from quarter to quarter depending on factors such as government funding and commercial sales levels of key customers. We are anticipating an increase in laser filter awards over the next three quarters as a result of the approved government appropriations bill in combination with our outstanding requests for proposals for or laser interface filters (LIF) and laser filter units (LFU) programs.

Backlog as of December 28, 2025 was $37.9 million as compared to a backlog of $42.0 million as of December 29, 2024, representing a decrease of 9.8%. The following table depicts the current expected delivery by quarter of all contracts awarded as of December 28, 2025, as well as the December 28, 2025 backlog as compared to the backlog on December 29, 2024.

	(Millions)
Product Line	Q2 2026	Q3 2026	Q4 2026	2026 Delivery	2027+ Delivery	Total Backlog 12/28/2025	Total Backlog 12/29/2024	Variance	% Chg
Periscopes	$3.5	$4.3	$3.2	$11.0	$2.7	$13.7	$21.3	$(7.6)	(35.7)%
Sighting Systems	1.2	2.5	0.7	4.4	1.1	5.5	3.4	2.1	61.8%
Howitzer	-	-	-	-	2.3	2.3	2.3	-	-%
Other	0.6	2.4	2.6	5.6	0.8	6.4	4.0	2.4	60.0%
Optex Systems - Richardson	5.3	9.2	6.5	21.0	6.9	27.9	31.0	(3.1)	(10.0)%
Optical Assemblies	0.2	0.8	0.5	1.5	0.9	2.4	0.9	1.5	166.7%
Laser Filters	1.8	1.1	1.3	4.2	1.3	5.5	8.3	(2.8)	(33.7)%
Day Windows	0.3	0.1	0.2	0.6	0.1	0.7	0.8	(0.1)	(12.5)%
Other	0.7	0.7	-	1.4	-	1.4	1.0	0.4	40.0%
Applied Optics Center - Dallas	3.0	2.7	2.0	7.7	2.3	10.0	11.0	(1.0)	(9.1)%
Total Backlog	$8.3	$11.9	$8.5	$28.7	$9.2	$37.9	$42.0	$(4.1)	(9.8)%

Optex Richardson backlog as of December 28, 2025, was $27.9 million as compared to a backlog of $31.0 million as of December 29, 2024, representing an decrease of $3.1 million or 10.0%. The decreased backlog for the Optex Richardson segment is primarily driven by lower customer demand for periscopes.

Applied Optics Center backlog as of December 28, 2025 was $10.0 million as compared to a backlog of $11.0 million as of December 29, 2024, representing a decrease of $1.0 million or 9.1%. The decrease in backlog for the Applied Optics Center is primarily due to lower customer demand for laser filters. We attribute the lower demand to program delays resulting from the 2025 government shutdown and delay in funding the government appropriations bill for fiscal year 2026.

Subsequent to the period ended December 28, 2025, on February 6, 2026, the Applied Optics Center received a new order from a prime military contractor for laser interface filters valued at $2.2 million with deliveries to begin in the third fiscal quarter of 2026 and extend into the second fiscal quarter of 2027. We anticipate additional awards since the appropriations bill was approved on February 3, 2026.

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

Three Months Ended December 28, 2025 Compared to the Three Months Ended December 29, 2024

Revenue. For the three months ended December 28, 2025, revenue increased by $0.9 million or 11.6% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	December 28, 2025	December 29, 2024	Variance	% Chg
Periscopes	$4,262	$2,903	$1,359	46.8%
Sighting Systems	542	414	128	30.9%
Other	521	98	423	431.6%
Optex Systems - Richardson	5,325	3,415	1,910	55.9%
Optical Assemblies	232	473	(241)	(51.0)%
Laser Filters	2,462	3,602	(1,140)	(31.6)%
Day Windows	312	292	20	6.8%
Other	814	416	398	95.7%
Applied Optics Center - Dallas	3,820	4,783	(963)	(20.1)%
Total Revenue	$9,145	$8,198	$947	11.6%

Optex Richardson revenue increased by $1.9 million or 55.9% for the three months ended December 28, 2025 as compared to the prior year period with increased production levels on the periscope product line combined with higher sighting system deliveries against our new XM30 display periscope assemblies and higher customer demand for muzzle reference systems and big eye binoculars in our other product group.

 Applied Optics Center revenue decreased by $1.0 million or 20.1% for the three months ended December 28, 2025 as compared to the prior year period. The revenue decrease is primarily attributable to lower customer demand for laser filters and optical assemblies. We expect revenues to increase across laser filters and optical assemblies during the second half of fiscal year 2026 based on new order bookings and anticipated contract awards.

Gross Margin. The gross margin during the three-month period ended December 28, 2025 was 22.9% of revenue as compared to a gross margin of 26.0% of revenue for the prior year period. The decrease in gross profit is primarily attributable to changes in product mix between segments combined with increased losses on our AOC day window program with higher material usage and increased gold pricing associated with the coating process. Cost of sales increased to $7.0 million for the recently completed period as compared to the prior year period of $6.1 million due to increased revenue and material costs.

G&A Expenses. During the three months ended December 28, 2025 and December 29, 2024, we recorded operating expenses of $1.9 million and $1.2 million, respectively. Operating expenses increased by 58.3% over the prior year period primarily due to increased labor and fringes of $0.5 million, increased stock compensation of $0.1 million and increased legal and IT service costs of $0.1 million.

Operating Income. During the three months ended December 28, 2025, we recorded operating income of $0.1 million, as compared to operating income of $0.9 million during the three months ended December 29, 2024. The $0.8 million decrease in operating income is primarily due to lower gross profit and higher general and administrative costs.

Liquidity and Capital Resources

As of December 28, 2025, Optex Systems Holdings had working capital of $21.2 million, as compared to $21.1 million as of September 28, 2025. During the three months ended December 28, 2025, we used operating cash of $(0.1) million, primarily driven by increased inventory and payments against accounts payable. During the three months ended December 28, 2025, there were no borrowings or payments against the Texas Capital Facility (as defined below).

The Company has capital commitments of $0.5 million for the purchase of property and equipment including a DLC coater and prototype metal machining center.

Backlog as of December 28, 2025 was $37.9 million as compared to $42.0 million as of December 29, 2024, representing a decrease of 9.8%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At December 28, 2025, the Company had approximately $5.8 million in cash and no outstanding balance on our revolving credit line. As of December 28, 2025, our outstanding accounts receivable balance was $4.4 million, of which $4.1 million has been collected during January 2026.

In the short term, the Company plans to utilize its current cash, available line of credit and operating cash flow to fund the purchase of capital equipment, inventory, engineering resources and research and development in support of new programs and higher anticipated revenue during the next twelve months. Short term cash in excess of our working capital needs may be also be used to fund the purchase of product lines and other assets. We may also repurchase common stock under our stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company, product line or other asset acquisitions, or additional stock purchases as attractive opportunities present themselves.

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

The acquisition included transaction costs of $30 thousand. Pursuant to the asset purchase agreement, the total earnout payment will be $238 thousand only if the earnout revenue milestone is achieved during the earnout period, otherwise the earnout will be zero. As of September 28, 2025, it was determined that the earnout revenue milestone was unlikely to be achieved during the earnout period and the fair value of the contingent liability was zero. The asset was amortized on a straight-line basis over a seven-year period through September 28, 2025. On September 28, 2025, the Company reviewed the intangible asset value based on the anticipated revenues and cash flow of the product line over the next five years and determined that the remaining asset value could not be recovered. As a result, the remaining $0.8 million of unamortized intangible assets was impaired and as of September 28, 2025 and December 28, 2025, the remaining balance of intangible assets is zero.

We refer to “Note 5 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated Common Area Maintenance (“CAM”) payments under such leases as of December 28, 2025, which disclosure is incorporated herein by reference.

The Company expects to generate net income and positive cash flow from operating activities over the next twelve months. To remain profitable, we need to maintain a level of revenue adequate to support our cost structure. Management intends to manage operations commensurate with our level of working capital and line of credit under the Texas Capital Facility during the next twelve months and beyond; however, uneven revenue levels driven by changes in customer delivery demands, first article inspection requirements or other program delays associated with the pandemic could create a working capital shortfall. In the event the Company does not successfully implement its ultimate business plan, certain assets may not be recoverable.

On March 22, 2023, the Company and its subsidiary, Optex Systems, Inc. (collectively, the “Borrowers”), entered into a Business Loan Agreement with Texas Capital Bank (the “Lender”), pursuant to which the Lender will make available to the Borrowers a revolving line of credit in the principal amount of $3 million.

The commitment period for advances under the credit facility expired on May 22, 2025. We refer to the expiration of that time period as the “Maturity Date.” Outstanding advances under the facility accrued interest at a rate equal to the secured overnight financing rate (“SOFR”) plus a specified margin, subject to a specified floor interest rate. The related agreement provided for a $125 thousand letter of credit sublimit.

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”), effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months, expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to SOFR plus a specific margin. The interest rate is currently at 6.4% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 letter of Credit sublimit. As of December 28, 2025, the Company was in compliance with all covenants under the Texas Capital Facility.

As of December 28, 2025, the outstanding balance under the Texas Capital Facility was zero. For the quarter ended December 28, 2025, the total interest expense under the Texas Capital Facility was zero.

During the three months ended December 28, 2025 the Company declared and paid no dividends. As of December 28, 2025, there are no outstanding declared and unpaid dividends.

On February 9, 2026, the Board of Directors of the Company terminated the Company’s existing stock repurchase program and approved a new stock repurchase program pursuant to which the Company may purchase up to $10,000,000 in shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program allows the Company to purchase common stock from time to time through, among other methods, open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s common stock and general market conditions. The Repurchase Program may be modified, suspended or terminated at any time, without prior notice.

Critical Accounting Estimates

A critical accounting estimate is an estimate that:

●	is made in accordance with generally accepted accounting principles,

●	involves a significant level of estimation uncertainty, and

●	has had or is reasonably likely to have a material impact on the company’s financial condition or results of operation.

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Policies and Accounting Pronouncements” and Note 2 (Accounting Policies) to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 28, 2025.

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We have not experienced any significant changes to our warranty trends in the preceding three years and do not anticipate any significant impacts in the near term. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. As of December 28, 2025, the Company had accrued warranty costs of $168 thousand, as compared to $162 thousand as of September 28, 2025. The primary reason for the $6 thousand increase in reserve balances relates to estimated warranties accrued for shipments of the Applied Optics Center optical assemblies during the three month period ended December 28, 2025.

As of December 28, 2025 and September 28, 2025, we had $185 thousand, and $132 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts are related to some of our older legacy periscope and day window contracts which were priced in 2019 to the early part of 2021, prior to Covid-19. Due to inflationary price increases on component parts and commodities and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates), two of our contracts are in a loss condition. These contracts are three-year Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three months ended December 28, 2025, the Company recognized $174 thousand in new loss reserves against the long term IDIQs, and made shipments resulting in reductions of $121 thousand against existing loss reserves. During the three months ended December 29, 2024, the Company recognized $7 thousand in loss reserves on new contract awards and made shipments resulting in reductions of $53 thousand against existing loss reserves. Both contracts have ordering periods which have expired and are no longer subject to new contract task awards.

As of December 28, 2025 and September 28, 2025, Optex Systems, Holdings Inc. had a net carrying value of $1.2 million in deferred tax assets represented by deferred tax assets of $2.0 and a deferred tax asset valuation allowance of $0.8 million against those assets. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended December 28, 2025, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 28, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended December 28, 2025.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Optex Systems Holdings, Inc. (1)
10.1	Employment Agreement of Chad George, effective December 20, 2025 (2)
31.1 and 31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 and 32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference from our Current Report on Form 8-K filed on August 11, 2025.

(2) Incorporated by reference from our Current Report on Form 8-K filed on December 8, 2025.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 11, 2026	By:	/s/ Chad George
Chad George
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: February 11, 2026	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

