Form 10-Q
period 2026-03-29
Optex Systems Holdings Inc
filed 2026-05-11
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2026: 6,959,873 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended March 29, 2026

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 29, 2026 (UNAUDITED) AND SEPTEMBER 28, 2025	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2026 (UNAUDITED) AND THE THREE AND SIX MONTHS ENDED MARCH 30, 2025 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 29, 2026 (UNAUDITED) AND THE SIX MONTHS ENDED MARCH 30, 2025 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2026 (UNAUDITED) AND FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2025 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.
Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	(Unaudited) March 29, 2026	September 28, 2025

ASSETS

Cash and Cash Equivalents	$4,164	$6,389
Accounts Receivable, Net	5,657	4,569
Inventory, Net	15,636	14,322
Contract Asset	115	142
Prepaid Expenses	578	285

Current Assets	26,150	25,707

Property and Equipment, Net	2,089	1,427

Other Assets
Deferred Tax Asset	1,098	1,199
Right-of-use Asset	1,500	1,700
Security Deposits	23	23

Other Assets	2,621	2,922

Total Assets	$30,860	$30,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$908	$1,525
Operating Lease Liability	672	645
Federal Income Taxes Payable	-	87
Accrued Expenses	1,570	1,634
Accrued Selling Expense	134	141
Accrued Warranty Costs	25	162
Contract Loss Reserves	56	132
Customer Advance Deposits	227	234

Current Liabilities	3,592	4,560

Other Liabilities
Operating Lease Liability, net of current portion	964	1,205

Total Liabilities	4,556	5,765

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, 6,937,358 and 6,920,658 shares issued and outstanding, respectively)	7	7
Additional Paid in Capital	22,231	21,801
Retained Earnings	4,066	2,483

Stockholders’ Equity	26,304	24,291

Total Liabilities and Stockholders’ Equity	$30,860	$30,056

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Income

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Six months ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Revenue	$9,627	$10,730	$18,772	$18,928

Cost of Sales	6,235	7,369	13,284	13,439

Gross Profit	3,392	3,361	5,488	5,489

General and Administrative Expense	1,728	1,124	3,675	2,336

Operating Income	1,664	2,237	1,813	3,153

Interest Income (Expense)	35	1	83	(12)

Income Before Taxes	1,699	2,238	1,896	3,141

Income Tax Expense, net	358	470	313	529

Net Income	$1,341	$1,768	$1,583	$2,612

Basic Income per Share	$0.19	$0.26	$0.23	$0.38

Weighted Average Common Shares Outstanding - basic	6,919,674	6,871,960	6,905,249	6,842,949

Diluted Income per Share	$0.19	$0.26	$0.23	$0.38

Weighted Average Common Shares Outstanding - diluted	6,925,172	6,893,231	6,940,620	6,902,912

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Six months ended
	March 29, 2026	March 30, 2025

Cash Flows from Operating Activities:
Net Income	$1,583	$2,612

Adjustments to Reconcile Net Income to Net Cash (used in) provided by Operating Activities:
Depreciation and Amortization	187	255
Stock Compensation Expense	472	164
Deferred Tax Expense	101	196
Accounts Receivable	(1,088)	(475)
Inventory	(1,314)	941
Contract Asset	27	36
Prepaid Expenses	(293)	(190)
Leases	(15)	(4)
Accounts Payable and Accrued Expenses	(679)	602
Federal Income Taxes Payable	(87)	(74)
Accrued Warranty Costs	(137)	54
Accrued Selling Expense	(8)	(12)
Customer Advance Deposits	(7)	(87)
Contract Loss Reserves	(76)	(33)
Total Adjustments	(2,917)	1,373
Net Cash (used in) provided by Operating Activities	(1,334)	3,985

Cash Flows used in Investing Activities
Purchase of Intangible Assets	-	(10)
Purchases of Property and Equipment	(849)	(453)
Net Cash used in Investing Activities	(849)	(463)

Cash Flows used in Financing Activities
Cash Paid for Taxes Withheld on Net Settled Restricted Shares	(42)	-
Payments to Credit Facility	-	(1,000)
Net Cash used in Financing Activities	(42)	(1,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,225)	2,522
Cash and Cash Equivalents at Beginning of Period	6,389	1,009
Cash and Cash Equivalents at End of Period	$4,164	$3,531

Supplemental Cash Flow Information
Cash Transactions
Cash Paid for Taxes	$451	$608
Cash Received for Interest	83	-
Cash Paid for Interest	-	12
Non Cash Transactions
Right-of-Use Asset	77	-
Operating Lease Liabilities	(77)	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended March 29, 2026
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at December 28, 2025	6,937,358	$7	$22,013	$2,725	$24,745
Stock Compensation Expense	-	-	260	-	260
Taxes on Vested Restricted Shares(1)	-	-	(42)	-	(42)
Net Income	-	-	-	1,341	1,341

Balance at March 29, 2026	6,937,358	$7	$22,231	$4,066	$26,304

	Three months ended March 30, 2025
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at December 30, 2024	6,896,738	$7	$21,557	$(1,820)	$19,744
Stock Compensation Expense	-	-	72	-	72
Net Income	-	-		1,768	1,768

Balance at March 30, 2025	6,896,738	$7	$21,629	$(52)	$21,584

	Six months ended March 29, 2026
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at September 28, 2025	6,920,658	$7	$21,801	$2,483	$24,291
Stock Compensation Expense	-	-	472	-	472
Restricted Board Shares Issued(2)	16,700	-	-	-	-
Taxes on Vested Restricted Shares(1)	-	-	(42)	-	(42)
Net Income	-	-	-	1,583	1,583

Balance at March 29, 2026	6,937,358	$7	$22,231	$4,066	$26,304

	Six months ended March 30, 2025
	Common		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders
	Issued	Stock	Capital	Deficit	Equity
Balance at September 30, 2024	6,873,938	$7	$21,465	$(2,664)	$18,808
Stock Compensation Expense	-	-	164	-	164
Restricted Board Shares Issued(3)	22,800	-	-	-	-
Net Income	-	-	-	2,612	2,612

Balance at March 30, 2025	6,896,738	$7	$21,629	$(52)	$21,584

(1)	Taxes paid on 10,000 restricted shares vested on January 1, 2026 for Chad George.
(2)	Restricted share grant on November 4, 2025 to independent board members of 4,000 shares each, and December 5, 2025 of 4,700 shares to Danny Schoening, which will vest on January 1, 2027.
(3)	Restricted share grant on November 5, 2024 to independent board members of 7,600 shares each, which vested on January 1, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the United States (“U.S.”) Department of Defense, foreign military applications and commercial markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenue for the six months ended March 29, 2026 was derived from U.S. prime military contractors (67%), military sales to the U.S. government (26%), foreign military contractors (4%), and commercial customers (3%). Approximately 96% of the total company revenue is generated from domestic customers and 4% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of March 29, 2026, Optex Systems Holdings operated with 134 full-time equivalent employees.

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

Inventory: As of March 29, 2026 and September 28, 2025, inventory included:

	(Thousands)
	March 29, 2026	September 28, 2025
Raw Material	$10,484	$9,394
Work in Process	6,388	6,063
Finished Goods	729	788
Gross Inventory	$17,601	$16,245
Less: Inventory Reserve	(1,965)	(1,923)
Net Inventory	$15,636	$14,322

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of March 29, 2026 and September 28, 2025, Optex Systems Holdings has $4.2 million and $6.4 million in cash on deposit with our banks, respectively. As of March 29, 2026 and September 28, 2025, $3.1 million and $4.3 million of our cash balance, respectively, was carried in a money market account with an annual interest rate of 3.8%. For the six months ended March 29, 2026 and September 28, 2025, the total interest income under the money market account was $83 thousand and zero, respectively. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: Optex Systems Holdings’ revenue for the quarter ended March 29, 2026 was derived from sales to U.S. government agencies (26%), five major U.S. defense contractors (21%, 15%, 11%, 7%, and 6%), and all other customers (14%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of March 29, 2026, and September 28, 2025, the Company had warranty reserve balances of $25 and $162 thousand, respectively. As of March 29, 2026, the Company reviewed the prior twelve month history of customer returns and incurred costs for warranties and determined that reserves for the Applied Optics Center daywindows and optical assemblies were no longer necessary due to the low return and repair costs. As such, the estimate for preexisting warranty liabilities was reduced by $143 thousand. The Company keeps a warranty reserve of $25 thousand to cover small return items which are generally expensed as incurred.

The table below summarizes the warranty activity for the three and six months ended March 29, 2026 and March 30, 2025.

	(Thousands)
	Three months ended		Six Months ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Beginning balance	$168	$22	$162	$52

Incurred costs for warranties satisfied during the period	-	-	-	-

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	-	13	6	25
Change in estimate for pre-existing warranty liabilities(2)	(143)	71	(143)	29
Warranty Expense	(143)	84	(137)	54

Ending balance	$25	$106	$25	$106

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three- and six-month periods ended March 29, 2026, we recognized $132 and $265, respectively, in service contract revenue. During the three and six month-periods ended March 30, 2025, we recognized $126 thousand and $252 thousand, respectively, in service contract revenue.

During the three and six months ended March 29, 2026, we recognized $16 thousand and $7 thousand, respectively, of revenue from customer deposit liabilities (deferred contract revenue). During the three- and six-month periods ended March 30, 2025, we recognized $42 thousand and $87 thousand, respectively, of revenue from customer deposit liabilities (deferred contract revenue). As of March 29, 2026 and September 28, 2025, customer deposit liabilities were $227 thousand and $234 thousand, respectively.

As of March 29, 2026 and September 28, 2025, there was $134 thousand and $141 thousand in accrued selling expenses, respectively, and $115 thousand and $142 thousand, respectively, in contract assets related to a contract booked in November 2022. The selling costs are amortized against the revenue for the contract deliveries which began in the first half of fiscal year 2024 and are expected to extend through fiscal year 2026. During the three months ended March 29, 2026 and March 30, 2025, we booked zero and $12 thousand of selling expenses against the contract asset for shipments against the contract, respectively. During the six months ended March 29, 2026 and March 30, 2025, we booked $8 thousand and $36 thousand of selling expenses against the contract asset for shipments against the contract, respectively.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has one long-term fixed price contract that is currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. The contract has deliveries scheduled through January of 2027. As of March 29, 2026 and September 28, 2025, the accrued contract loss reserves were $56 thousand and $132 thousand, respectively.

During the three and six months ended March 29, 2026, the Company recognized zero and $174 thousand, respectively, in new loss reserves against two long-term Indefinite Delivery Indefinite Quantity contracts, made shipments resulting in reductions of $111 thousand and $191 thousand, respectively, against existing loss reserves, and recognized a reduction due to a change in estimate of $59 thousand with respect to existing loss reserves. During the three and six months ended March 30, 2025, the Company recognized $11 thousand and $18 thousand in loss reserves on new contract awards, changes in estimates for the contract loss reserves of ($10) thousand and $4 thousand and applied reserves of $8 thousand and $47 thousand to cost of sales against revenue booked during the periods, respectively. As of March 29, 2026, one of the loss contracts was completed and the Company had one remaining loss contract on its backlog with an expired ordering period that is no longer subject to new contract task awards.

Income Tax/Deferred Tax: As of March 29, 2026 and September 28, 2025, the Company had a net carrying value of $1.1 million and $1.2 million in deferred tax assets, respectively, represented by deferred tax assets of $1.9 million and $2.0 million, respectively, and a deferred tax asset valuation allowance of $0.8 million and $0.8 million, respectively, against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control.

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

For the three and six months ended March 29, 2026, 67,000 shares of unvested restricted stock units and 16,700 unvested restricted shares (which convert to an aggregate of 5,498 and 35,371 incremental dilutive shares, respectively), were included in the diluted earnings per share calculation as dilutive. For the three and six months ended March 29, 2026, 67,500 market-based shares were excluded from the diluted earnings per share calculation as the vesting price was higher than the market price.

For the three and six months ended March 30, 2025, 22,800 shares of unvested restricted stock and 59,000 unvested restricted stock units (which convert to an aggregate of 21,271 and 59,963 incremental shares), respectively, were included in the diluted earnings per share calculation as dilutive.

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

The Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer (“CEO”), uses segment revenue, cost of sales and net operating income to assess the Company’s performance and allocation of resources. For the periods ended March 29, 2026 and March 30, 2025, the Company’s CODMs were Chad George and Danny Schoening, respectively. Danny Schoening resigned his position as CEO effective as of December 20, 2025, at which time Chad George assumed the position of CEO and CODM.

A summary of segment performance for the three months and six months ended March 29, 2026 and March 30, 2025 is included in the tables below:

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	March 29, 2026				March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$6,245	$3,382	$-	$9,627	$6,319	$4,411	$-	$10,730
Intersegment Revenue	-	369	(369)	-	-	322	(322)	-
Total Segment Revenue	6,245	3,751	(369)	9,627	6,319	4,733	(322)	10,730

Total Cost of Sales	4,291	2,313	(369)	6,235	4,667	3,024	(322)	7,369

Gross Profit	1,954	1,438	-	3,392	1,652	1,709	-	3,361
Gross Margin %	31.3%	38.3%	-	35.2%	26.1%	36.1%	-	31.3%

General and Administrative Expense	1,114	354	260	1,728	869	183	72	1,124
Segment Allocated G&A Expense	(424)	424	-	-	(328)	328	-	-
Net General & Administrative Expense	690	778	260	1,728	541	511	72	1,124

Operating Income (Loss)	1,264	660	(260)	1,664	1,111	1,198	(72)	2,237
Operating Income (Loss) %	20.2%	17.6%	-	17.3%	17.6%	25.3%	-	20.8%

Interest Income (Expense)	-	-	35	35	-	-	1	1

Income (Loss) before taxes	$1,264	660	(225)	1,699	1,111	1,198	(71)	2,238
Income (Loss) before taxes %	20.2%	17.6%	-	17.6%	17.6%	25.3%	-	20.9%

	Results of Operations Selective Financial Information (Thousands)
	Six months ended
	March 29, 2026				March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,570	$7,202	$-	$18,772	$9,734	$9,194	$-	$18,928
Intersegment Revenue	-	586	(586)	-	-	593	(593)	-
Total Segment Revenue	11,570	7,788	(586)	18,772	9,734	9,787	(593)	18,928

Total Cost of Sales	8,282	5,588	(586)	13,284	7,755	6,277	(593)	13,439

Gross Profit	3,288	2,200	-	5,488	1,979	3,510	-	5,489
Gross Margin %	28.4%	28.2%	-	29.2%	20.3%	35.9%	-	29.0%

General and Administrative Expense	2,470	733	472	3,675	1,808	364	164	2,336
Segment Allocated G&A Expense	(839)	839	-	-	(655)	655	-	-
Net General & Administrative Expense	1,631	1,572	472	3,675	1,153	1,019	164	2,336

Operating Income (Loss)	1,657	628	(472)	1,813	826	2,491	(164)	3,153
Operating Income (Loss) %	14.3%	8.1%	-	9.7%	8.5%	25.5%	-	16.7%

Interest Income (Expense)	-	-	83	83	-	-	(12)	(12)

Income (Loss) before taxes	$1,657	628	(389)	1,896	826	2,491	(176)	3,141
Income (Loss) before taxes %	14.3%	8.1%	-	10.1%	8.5%	25.5%	-	16.6%

Optex Richardson (OPX) – Richardson, Texas

Optex Richardson revenue is primarily in support of prime and subcontracted military customers. Approximately 94% of the Optex Richardson segment revenue is comprised of domestic military customers, and 6% is comprised of foreign military customers. For the six months ended March 29, 2026, Optex Richardson represented 62% of the Company’s total consolidated revenue and consisted of revenue from the U.S. Government (24%), and two major U.S. defense contractors (16% and 15%).

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of March 29, 2026, the Richardson facility operated with 90 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 8% and military sales to prime and subcontracted customers represent 92% of the total external segment revenue for the six months ended March 29, 2026. Approximately 92% of the AOC revenue was derived from external customers and approximately 8% was related to intersegment sales to Optex Richardson in support of military contracts. For the six months ended March 29, 2026, AOC represented 38% of the Company’s total consolidated revenue and consisted of revenue from three major defense contractors representing 11%, 7% and 6% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of March 29, 2026, AOC operated with 44 full-time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments. A summary of segment performance for the three and six months ended March 29, 2026 and March 30, 2025 is included in the tables below:

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended March 29, 2026
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$6,245	$3,382	$-	$9,627
Intersegment revenue	-	369	(369)	-
Total revenue	$6,245	$3,751	$(369)	$9,627

Interest income	$-	$-	$35	$35

Depreciation and amortization	$34	$63	$-	$97

Income before taxes	$1,264	$660	$(225)	$1,699

Other significant noncash items:
Allocated home office expense	$(424)	$424	$-	$-
Stock compensation expense	$-	$-	$260	$260
Warranty expense	$-	$(143)	$-	$(143)

Segment assets	$22,484	$8,376	$-	$30,860
Expenditures for segment assets	$294	$99	$-	$393

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$6,319	$4,411	$-	$10,730
Intersegment revenue	-	322	(322)	-
Total revenue	$6,319	$4,733	$(322)	$10,730

Interest income	$-	$-	$1	$1

Depreciation and amortization	$67	$59	$-	$126

Income before taxes	$1,111	$1,198	$(71)	$2,238

Other significant noncash items:
Allocated home office expense	$(328)	$328	$-	$-
Stock compensation expense	$-	$-	$72	$72
Warranty expense	$-	$84	$-	$84

Segment assets	$19,313	$8,164	$-	$27,477
Expenditures for segment assets	$134	$-	$-	$134

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended March 29, 2026
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$11,570	$7,202	$-	$18,772
Intersegment revenue	-	586	(586)	-
Total revenue	$11,570	$7,788	$(586)	$18,772

Interest income	$-	$-	$83	$83

Depreciation and amortization	$68	$119	$-	$187

Income before taxes	$1,657	$628	$(389)	$1,896

Other significant noncash items:
Allocated home office expense	$(839)	$839	$-	$-
Stock compensation expense	$-	$-	$472	$472
Warranty expense	$-	$(137)	$-	$(137)

Segment assets	$22,484	$8,376	$-	$30,860
Expenditures for segment assets	$318	$531	$-	$849

	Reportable Segment Financial Information (thousands)
	As of and for the six months ended March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$9,734	$9,194	$-	$18,928
Intersegment revenue	-	593	(593)	-
Total revenue	$9,734	$9,787	$(593)	$18,928

Interest expense	$-	$-	$(12)	$(12)

Depreciation and amortization	$131	$124	$-	$255

Income before taxes	$826	$2,491	$(176)	$3,141

Other significant noncash items:
Allocated home office expense	$(655)	$655	$-	$-
Stock compensation expense	$-	$-	$164	$164
Warranty expense	$-	$54	$-	$54

Segment assets	$19,313	$8,164	$-	$27,477
Expenditures for segment assets	$218	$245	$-	$463

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

The Company had one non-cancellable office equipment lease with a commencement date of October 1, 2018 and a term of 39 months. The lease cost for the equipment was $1.5 thousand per month from October 1, 2018 through December 31, 2021. The lease was renewed on November 18, 2021 for an additional 48 months at a cost of $1.2 thousand per month. On December 11, 2025, the Company entered into a new non-cancellable office equipment lease agreement with Datamax Inc. for seven copy machines. The lease cost for the equipment is $1.7 thousand per month from January 1, 2026 through December 31, 2030. During the six-month period ended March 29, 2026, the Company recognized $77 thousand in right-of-use assets, and lease liabilities as a result of the agreement.

As of March 29, 2026, the remaining minimum base lease and estimated CAM payments under the non-cancellable office equipment and facility space leases are as follows:

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2026 Base year lease	$176	$158	$11	$345	$146
2027 Base year lease	357	322	22	701	293
2028 Base year lease	241	330	22	593	209
2029 Base year lease	-	83	22	105	30
2030 Base year lease	-	-	5	5	-
Total base lease payments	$774	$893	$82	$1,749	$678
Imputed interest on lease payments (1)	(42)	(61)	(10)	(113)
Total Operating Lease Liability(2)	$732	$832	$72	$1,636

Right-of-use Asset(3)	$663	$765	$72	$1,500

(1)	Assumes a discount borrowing rate of 5.0% on the facilities lease amendments effective as of January 11, 2021 and 6.7% on the office equipment lease agreement effective as of December 11, 2025.

(2)	Short-term and long-term portions of Operating Lease Liability are $672 thousand and $964 thousand, respectively.

(3)	Includes $136 thousand of unamortized deferred rent.

Total expense under both facility lease agreements for the three months ended March 29, 2026 and March 30, 2025 was $235 thousand and $245 thousand, respectively. Total office equipment rentals included in operating expenses were $19 thousand and $7 thousand for the three months ended March 29, 2026 and March 30, 2025, respectively.

Total expense under both facility lease agreements for the six months ended March 29, 2026 and March 30, 2025 was $475 thousand and $469 thousand, respectively. Total office equipment rentals included in operating expenses were $26 thousand and $14 thousand for the six months ended March 29, 2026 and March 30, 2025, respectively.

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

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”), effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months, expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to SOFR plus a specific margin. The interest rate is currently 6.4% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of March 29, 2026, the Company is in compliance with all covenants.

There were no borrowings or payments against the line of credit during the three and six months ended March 29, 2026. During the three and six months ended March 29, 2026, the Company paid zero against the outstanding loan balance. The outstanding balance under the Texas Capital Facility was zero as of March 29, 2026 and March 30, 2025.

For the three and six months ended March 29, 2026, the interest expense under the Texas Capital Facility was zero. For the three and six months ended March 30, 2025, the interest expense under the Texas Capital Facility was $1 thousand and $12 thousand, respectively. During the three months ended March 30, 2025, the Company received $1 thousand in an interest expense refund for overcharged interest during the previous period.

Note 6 - Stock Based Compensation

Restricted Stock, Market-Based Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and market-based shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Market-Based Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	$-
Granted	39,000	6.35	32,800	9.29	-	-
Vested	(24,000)	5.17	(60,000)	2.20	-	-
Forfeited	(7,500)	5.19	-	-	-	-
Outstanding at September 28, 2025	74,000	$6.11	32,800	$9.29	-	$-
Granted	2,000	14.15	16,700	16.06	67,500	10.06
Vested	-	-	(32,800)	9.29	-	-
Forfeited	(9,000)	6.16	-	-	-	-
Outstanding at March 29, 2026	67,000	$6.35	16,700	$16.06	67,500	$10.06

Restricted Stock Units

On May 1, 2024, the Company granted an aggregate of 39,000 restricted stock units to 11 employees under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). As of the grant date, assuming a 7.7% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $258 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% annually on the anniversary date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date. On June 4, 2024 there was an additional grant of 500 restricted stock units to one employee with a fair value of $4 thousand. The 500 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date. On July 3, 2024 there was an additional grant of 1,000 restricted stock units to one employee with a fair value of $7 thousand. The 1,000 restricted stock units will vest 100% on the anniversary date of the grant and will be forfeited if employment terminates prior to the relevant vesting date.

During the twelve months ended September 28, 2025, there were 24,000 shares vested and 7,500 shares forfeited under the 2023 Plan.

On May 1, 2025, the Company granted an aggregate of 39,000 restricted stock units to 11 employees under the 2023 Plan. As of the grant date, assuming a 12.8% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $216 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% on each of the first, second and third anniversaries of the date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date.

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

On January 5, 2026, the Company granted 1,000 restricted stock units to one employee under the 2023 Plan. As of the grant date, the fair value of the restricted stock units is $13 thousand which will be amortized across the twelve-month period on a straight-line basis. The restricted stock units will vest on January 5, 2026 and any unvested restricted stock units will be forfeited if employment terminates prior to the vesting date.

On January 5, 2026 and January 23, 2026, there were 3,000 and 6,000 restricted stock units, respectively, that were forfeited due to employee departures prior to the vesting date.

As of March 29, 2026, there were 67,000 unvested restricted stock units outstanding.

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

On November 4, 2025, the Board approved the following Board compensation for the three independent directors, effective January 1, 2026: (a) a cash payment of $44,000, and (b) $66,000 in restricted stock awarded under the 2023 Plan, with 100% vesting on January 1, 2027, the share price calculated on the basis of the 10-day (immediately preceding and including the date of grant) VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 4, 2025 and consisted of 4,000 shares of restricted stock for each independent director. The total fair value for the 12,000 shares was $201 thousand based on the stock price of $16.74 as of November 4, 2025. As of March 29, 2026, there were 12,000 of such unvested restricted shares outstanding, which will vest on January 1, 2027.

On December 5, 2025, the Board approved the annual director compensation for Danny Schoening, effective January 1, 2026: (a) $44,000 in cash and (b) $66,000 in restricted stock granted as of December 5, 2025 under the Company’s 2023 Plan, with 100% vesting on January 1, 2027, the share price calculated on the basis of the 10-day (immediately preceding and including the date of grant) VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on December 5, 2025 and consisted of 4,700 shares of restricted stock. The total fair value for the shares was $67 thousand based on the stock price of $14.33 as of December 5, 2025. As of March 29, 2025, there were 4,700 of such unvested restricted shares outstanding, which will vest on January 1, 2027.

On January 1, 2026, 32,800 restricted shares vested, and as of March 29, 2026, there were 16,700 restricted shares remaining to vest on January 1, 2027.

Market-Based Shares

Effective December 18, 2025, the Board approved a grant of 50,000 and 17,500 market-based shares to Chad George, the Company’s President and CEO, and Karen Hawkins, the Company’s Chief Financial Officer, respectively, pursuant to the Company’s 2023 Plan. Each market-based share represents a contingent right to receive one share of the Company’s common stock. The market-based shares vest in five equal increments if, in each case and during a performance period beginning on December 18, 2025 and ending on September 29, 2030, the average VWAP per share of common stock over a 30 consecutive trading day period equals or exceeds $17.54, $21.05, $25.26, $30.31, or $36.37. The fair value of the market-based shares as of the grant date is $679 thousand to be amortized over the estimated service period based on a Monte Carlo simulation.

As of March 29, 2026, there were 67,500 market-based shares remaining to vest.

The assumptions and results for the Monte Carlo simulation employed for the market-based shares are as follows:

Assumptions
Performance Period Start	12/18/2025
Performance Period End	9/30/2030
Time steps in simulation	1,205
Time steps per year	252
Common share price at valuation date (1)	$13.60
Dividend yield (2)	0.0%
Volatility (annual) (3)	52.5%
Risk-free rate (annual) (4)	3.64%
Cost of equity (5)	12.0%

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Number of Market-Based shares in the Tranche (6)	13,500	13,500	13,500	13,500	13,500
Fair Value of One Market-Based share (7)	$12.08	$11.16	$10.12	$9.02	$7.90
Total Fair Value of Tranche	$163,051	$150,633	$136,669	$121,713	$106,662
Derived Service Period (Years) (7)	0.66	1.12	1.58	2.01	2.37

(1)	Closing price of OPXS shares on the Valuation Date, as obtained via S&P Capital IQ.
(2)	Expected dividends provided by management.
(3)	Based on historical volatility of OPXS and comparable public companies.
(4)	Interest rate for US Treasury commensurate with the market-based shares holding period, as of the Valuation Date, as obtained via S&P Capital IQ.
(5)	Estimated cost of equity for OPXS as of the Valuation Date.
(6)	Based on the terms of the Market-Based shares agreement issued by the Company on December 18, 2025 and effective December 18, 2025.
(7)	Based on Monte Carlo simulation.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and market-based shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Six months ended		As of period ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	September 28, 2025

Restricted Shares	$60	$40	$204	$99	$176	$112
Performance Shares	143	-	160	-	519	-
Restricted Stock Units	57	32	108	65	263	342
Total Stock Compensation	$260	$72	$472	$164	$958	$454

The unrecognized compensation expense for restricted shares, market-based shares and restricted stock units as of March 29, 2026, is expected to be recognized over a weighted-average period of 0.8 years, 1.4 and 2.2 years, respectively.

Note 7 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and six months ended March 29, 2026 or the twelve months ended September 28, 2025.

Common stock

During the six months ended March 29,2026, the Company issued 16,700 restricted shares to four board members which will vest on January 1, 2027.

During the six months ended March 30, 2025, the Company issued 22,800 restricted shares to three independent board members which vested on January 1,2026.

On February 9, 2026, the Board of Directors of the Company terminated the Company’s existing stock repurchase program and approved a new stock repurchase program pursuant to which the Company may purchase up to $10,000,000 in shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program allows the Company to purchase common stock from time to time through, among other methods, open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s common stock and general market conditions. The Repurchase Program may be modified, suspended or terminated at any time, without prior notice. During the three and six months ended March 29, 2026 and March 30, 2025, there were no stock repurchases under the Repurchase Program.

As of March 29, 2026 and September 28, 2025, the total issued and outstanding common shares were 6,937,358 and 6,920,658, respectively.

Note 8 - Subsequent Events

On May 1, 2026, the Company issued 22,515 shares to nine employees in connection with 32,000 shares vested under the 2023 Plan, net of withholding.

On May 4, 2026, the Company granted an aggregate of 28,500 restricted stock units to thirteen employees under the 2023 Plan. As of the grant date, assuming a 15.8% forfeiture rate based on expected turnover across the next three years, the aggregate value of the restricted stock units is $260 thousand, which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% on each of the first, second and third anniversaries of the date of the grant, and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects information known to management as of the quarter ended March 29, 2026, and the date of filing. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2025 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended March 29, 2026, prepared in accordance with U.S. generally accepted accounting principles (GAAP). You are encouraged to read our condensed consolidated financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

Material Trends and Recent Developments

We have had numerous fixed price multi-year contracts covering delivery periods up to five years from the contract award. Since fiscal year 2021, we have experienced substantial increases in the costs of aluminum, steel, gold and acrylic commodities, which have affected both the Optex Richardson and Applied Optics segment margins for deliveries against those orders during the year ended September 28, 2025 and during the first half of 2026. As of March 29, 2026, all but one of these legacy fixed price contracts have been completed, and the sole contract that remains active represents approximately 1% of our contract backlog, is for items priced prior to fiscal year 2021, and is in a loss condition due to cost increases.

See also “Item 1A. Risk Factors – Risks Related to Our Business - Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business” in our Annual Report on Form 10-K for the year ended September 28, 2025.

A substantial portion of the Company’s revenue is derived from contracts with the U.S. Government, which are subject to annual congressional appropriations. Failure by Congress to pass appropriations legislation by October 1, the beginning of the U.S. Government’s fiscal year, often results in a continuing resolution (“CR”). A CR may delay the award of new contracts, the exercise of contract options, and the initiation of new programs, which could materially and adversely affect the Company’s operating results and future revenue.

From October 1, 2025 through November 12, 2025, the U.S. federal government was in a shutdown as Congress did not pass appropriations legislation for fiscal year 2026. On November 10, 2025, Congress passed a CR that funded the federal government at existing spending levels through January 30, 2026. On February 3, 2026, Congress passed and the President signed an appropriations bill funding the majority of U.S. Government operations for fiscal year 2026. This legislation excluded the Department of Homeland Security, which remains subject to further negotiations.

The Company did not experience a material decline in total consolidated contract awards during the first six months of fiscal year 2026. However, certain contract awards for specific products were delayed from the first fiscal quarter into the second fiscal quarter of 2026. As a result, revenue associated with these awards was deferred into the second half of fiscal year 2026.

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

Furthermore, geopolitical conflicts in the Middle East, including heightened military actions involving the United States, Israel, and Iran beginning in February 2026, have contributed to increased oil prices and supply imbalances in global oil and natural gas markets. Prolonged disruption in these markets could result in higher pricing for acrylic raw materials used in the manufacture of the Company’s periscope and vision block products, which could adversely affect operating results if sustained over the longer term. The Company is actively monitoring conditions affecting its acrylic material supply arrangements and, based on current information, does not expect a material near-term impact.

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that Optex Richardson, our Richardson plant (“Optex Richardson”), and the Applied Optics Center (“Applied Optex Center” or “AOC”), our Dallas plant, are separately managed, organized, and internally reported as separate business segments. The tables below provides a summary of selective statement of operations data by operating segment for the three and six months ended March 29, 2026 and March 30, 2025 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	March 29, 2026				March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$6,245	$3,382	$-	$9,627	$6,319	$4,411	$-	$10,730
Intersegment Revenue	-	369	(369)	-	-	322	(322)	-
Total Segment Revenue	6,245	3,751	(369)	9,627	6,319	4,733	(322)	10,730

Total Cost of Sales	4,291	2,313	(369	6,235	4,667	3,024	(322)	7,369

Gross Profit	1,954	1,438	-	3,392	1,652	1,709	-	3,361
Gross Margin %	31.3%	38.3%	-	35.2%	26.1%	36.1%	-	31.3%

General and Administrative Expense	1,114	354	260	1,728	869	183	72	1,124
Segment Allocated G&A Expense	(424)	424	-	-	(328)	328	-	-
Net General & Administrative Expense	690	778	260	1,728	541	511	72	1,124

Operating Income (Loss)	1,264	660	(260)	1,664	1,111	1,198	(72)	2,237
Operating Income (Loss) %	20.2%	17.6%	-	17.3%	17.6%	25.3%	-	20.8%

Interest Income (Expense)	-	-	35	35	-	-	1	1

Income (Loss) before taxes	$1,264	660	(225)	1,699	1,111	1,198	(71)	2,238
Income (Loss) before taxes %	20.2%	17.6%	-	17.6%	17.6%	25.3%	-	20.9%

	Results of Operations Selective Financial Information (Thousands)
	Six months ended
	March 29, 2026				March 30, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$11,570	$7,202	$-	$18,772	$9,734	$9,194	$-	$18,928
Intersegment Revenue	-	586	(586)	-	-	593	(593)	-
Total Segment Revenue	11,570	7,788	(586)	18,772	9,734	9,787	(593)	18,928

Total Cost of Sales	8,282	5,588	(586)	13,284	7,755	6,277	(593)	13,439

Gross Profit	3,288	2,200	-	5,488	1,979	3,510	-	5,489
Gross Margin %	28.4%	28.2%	-	29.2%	20.3%	35.9%	-	29.0%

General and Administrative Expense	2,470	733	472	3,675	1,808	364	164	2,336
Segment Allocated G&A Expense	(839)	839	-	-	(655)	655	-	-
Net General & Administrative Expense	1,631	1,572	472	3,675	1,153	1,019	164	2,336

Operating Income (Loss)	1,657	628	(472)	1,813	826	2,491	(164)	3,153
Operating Income (Loss) %	14.3%	8.1%	-	9.7%	8.5%	25.5%	-	16.7%

Interest Income (Expense)	-	-	83	83	-	-	(12)	(12)

Income (Loss) before taxes	$1,657	628	(389)	1,896	826	2,491	(176)	3,141
Income (Loss) before taxes %	14.3%	8.1%	-	10.1%	8.5%	25.5%	-	16.6%

Revenue

For the three months ended March 29, 2026, consolidated revenue decreased by $1.1 million, or 10.3%, compared to the same period in the prior year. The decrease was primarily attributable to a $1.0 million decline in revenue at the Applied Optics Center.

For the six months ended March 29, 2026, consolidated revenue decreased by $0.2 million, or 0.8%, compared to the same period in the prior year. The decrease was primarily driven by a $2.0 million decline in revenue at the Applied Optics Center, partially offset by a $1.8 million increase in revenue at Optex Richardson.

The decrease in revenue was primarily attributable to the federal government shutdown during October and November 2025 and the delayed enactment of the annual appropriations bill, which was not approved until February 3, 2026. These events delayed contract awards and deferred anticipated revenue into the second half of fiscal year 2026.

Gross Profit

Consolidated gross profit for the three months ended March 29, 2026 increased slightly compared to the same period in the prior year despite lower revenue. The increase was primarily attributable to the completion of legacy loss-making contracts at Optex Richardson, which were replaced by more favorably priced contracts, and favorable adjustments to warranty and contract loss accruals at the Applied Optics Center. These adjustments resulted from lower-than-expected customer return rates and costs below estimated losses associated with our day window program. Consolidated gross margin increased to 35.2%, compared to 31.3% in the prior-year period.

For the six months ended March 29, 2026, consolidated gross profit was relatively unchanged compared to the same period in the prior year. Gross profit at the Applied Optics Center decreased primarily due to higher cost of sales resulting from increased contract loss reserves, higher gold prices used in the coating process for one product line, and fixed manufacturing costs spread over lower revenue. This decrease was offset by higher gross profit at Optex Richardson, reflecting the completion of loss-making contracts and increased revenue from more favorably priced programs. Consolidated gross margin increased slightly to 29.2%, compared to 29.0% in the prior-year period.

Operating Income

Operating income for the three months ended March 29, 2026 decreased by $0.6 million compared to the same period in the prior year. The decrease was primarily attributable to higher general and administrative expenses, which increased by $0.6 million. The increase consisted of approximately $0.2 million in higher labor and fringe benefit costs, $0.2 million in increased stock-based compensation expense, and $0.2 million in higher legal expenses, royalties, information technology support services, research and development costs, consulting fees, and other expenses. Higher labor costs were primarily attributable to the addition of the Optex Richardson General Manager position and other staffing and organizational changes within engineering and administrative functions.

Operating income for the six months ended March 29, 2026 decreased by $1.3 million compared to the same period in the prior year. The decrease primarily resulted from a $1.3 million increase in general and administrative expenses, consisting of approximately $0.7 million in higher labor and fringe benefit costs, $0.3 million in increased stock-based compensation expense, and $0.3 million in higher professional fees, information technology support services, research and development costs, consulting fees, and other expenses. Higher labor costs were primarily attributable to executive leadership transition costs, including overlapping compensation associated with the former and current Chief Executive Officer (“CEO”), the addition of the Optex Richardson General Manager position, and other organizational changes.

Management expects general and administrative expenses to remain elevated as the Company continues to realign its organizational structure to support increased research and development activity, comply with Cybersecurity Maturity Model Certification (CMMC) requirements, and enhance internal software reporting systems.

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

The table below summarizes our three-month and six-month operating results for the periods ended March 29, 2026 and March 30, 2025, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Six months ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Net Income (GAAP)	$1,341	$1,768	$1,583	$2,612
Add:
Non-recurring General and Administrative Expenses(1)	14	-	291	-
Federal Income Tax Expense	358	470	313	529
Depreciation and Amortization	97	126	187	255
Stock Compensation	260	72	472	164
Interest (Income) Expense	(35)	(1)	(83)	12
Adjusted EBITDA – Non-GAAP	$2,035	$2,435	$2,763	$3,572

(1)	See description below for what is included in Non-recurring General and Administrative Expenses.

Net income declined in both the quarter and year-to-date periods ended March 29, 2026, reflecting a deliberate step-up in corporate overhead during a leadership transition. Quarterly net income decreased by $0.4 million to $1.4 million from $1.8 million, and year-to-date net income decreased by $1.0 million to $1.6 million from $2.6 million. The primary cause was higher general and administrative expense, partially offset by higher interest income and lower federal income taxes.

Adjusted EBITDA also trended lower, consistent with the net income decline. Quarterly Adjusted EBITDA decreased $0.4 million to $2.0 million from $2.4 million, and year-to-date Adjusted EBITDA decreased $0.8 million to $2.8 million from $3.6 million.

The Company incurred increased non-recurring general and administrative expenses of $0.3 million, primarily due to higher salaries and benefits resulting from executive leadership changes. These changes included Chad George’s transition to President and CEO following Danny Schoening’s, retirement effective December 20, 2025, as well as the temporary double-staffing of certain senior roles during their retirement transition periods to allow for training and knowledge transfer.

During the three-month and six-month periods ended March 29, 2026, the Company incurred approximately $0.2 million and $0.3 million in additional stock-based compensation compared to the same periods in the prior year. This increase was primarily attributable to the issuance of market-based equity awards to the Company’s CEO and Chief Financial Officer on December 18, 2025. The fair value of these awards totaled $679 thousand as of the grant date and is being amortized over the estimated service period based on a Monte Carlo valuation model.

Depreciation and amortization expense decreased by approximately $0.03 million and $0.1 million for the three-month and six-month periods ended March 29, 2026, respectively, compared to the corresponding prior year periods. This decline was primarily driven by the write-off of intangible assets related to the Speedtracker product line acquisition on September 29, 2025, which eliminated the associated amortization expense. The reduction was partially offset by increased depreciation related to the acquisition of new capital equipment during the current year.

Operating segment performance is discussed in greater detail throughout the following sections.

New Orders and Backlog

Product backlog represents the value of unfulfilled customer manufacturing orders yet to be recognized as revenue. While backlog is not a non-GAAP financial measure, it is also not defined by GAAP. Therefore, our methodology for calculating backlog may not be consistent with methodologies used by other companies. The booked backlog by period may also not be fully indicative of the predicted revenue for those periods as many of our orders provide for accelerated delivery without penalty and may additionally provide customers the option to adjust schedules to meet their most recent projected demand quantities. However, we provide customer order and backlog information as we believe it provides significant insight into forward demand, with some predictive power to short term future revenue.

During the six months ended March 29, 2026, the Company booked $16.3 million in new orders, representing a 3.8% increase compared to the prior year period orders of $15.7 million. The orders for the most recently completed six months consist of $7.4 million for our Optex Richardson segment and $8.9 million attributable to the Applied Optics Center segment.

The following table depicts the new customer orders for the six months ending March 29, 2026 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Six months ended March 29, 2026	Six months ended March 30, 2025	Variance	% Chg
Periscopes	$6.3	$6.7	$(0.4)	(6.0)%
Sighting Systems	0.4	0.4	-	-%
Other	0.7	1.8	(1.1)	(61.1)%
Optex Systems – Richardson	7.4	8.9	(1.5)	(16.9)%
Optical Assemblies	2.5	0.7	1.8	257.1%
Laser Filters	4.2	4.3	(0.1)	(2.3)%
Day Windows	0.1	0.6	(0.5)	(83.3)%
Other	2.1	1.2	0.9	75.0%
Applied Optics Center – Dallas	8.9	6.8	2.1	30.9%
Total Customer Orders	$16.3	$15.7	$0.6	3.8%

Orders for the Optex Richardson segment decreased by $1.5 million, or 16.9%, from the prior year period, primarily as a result lower customer demand for periscopes and other optical assemblies.

In contrast, orders for the Applied Optics Center increased by $2.1 million, or 30.9%, compared to the prior-year period. The increase was primarily driven by new orders for commercial optical assemblies and higher demand for specialty coating products. Orders for the Applied Optics Center may fluctuate from quarter to quarter due to factors such as government funding levels and the timing of orders from key customers.

Backlog as of March 29, 2026 was $36.6 million as compared to a backlog of $41.1 million as of March 30, 2025, representing a decrease of 10.9%. The following table depicts the current expected delivery by quarter of all contracts awarded as of March 29, 2026, as well as the March 29, 2026 backlog as compared to the backlog on March 30, 2025.

Product Line	Q3 2026	Q4 2026	2026 Delivery	2027+ Delivery	Total Backlog 3/29/2026	Total Backlog 3/30/2025	Variance	% Chg
Periscopes	$3.1	$4.6	$7.7	$5.1	$12.8	$21.1	$(8.3)	(39.3)%
Sighting Systems	2.6	0.4	3.0	1.8	4.8	3.5	1.3	37.1%
Howitzer	-	-	-	2.3	2.3	2.3	-	-%
Other	1.2	2.9	4.1	1.2	5.3	4.1	1.2	29.3%
Optex Systems - Richardson	6.9	7.9	14.8	10.4	25.2	31.0	(5.8)	(18.7)%
Optical Assemblies	0.8	0.9	1.7	0.4	2.1	0.4	1.7	425.0%
Laser Filters	2.6	2.6	5.2	1.8	7.0	7.3	(0.3)	(4.1)%
Day Windows	0.2	0.1	0.3	0.2	0.5	1.1	(0.6)	(54.5)%
Other	1.1	0.7	1.8	-	1.8	1.3	0.5	38.5%
Applied Optics Center - Dallas	4.7	4.3	9.0	2.4	11.4	10.1	1.3	12.9%
Total Backlog	$11.6	$12.2	$23.8	$12.8	$36.6	$41.1	$(4.5)	(10.9)%

Optex Richardson backlog declined to $25.2 million as of March 29, 2026, a decrease of $5.8 million, or 18.7%, compared to the prior year. The decrease primarily reflects the planned completion of several long-duration periscope contracts in the first half of the fiscal year, combined with shifts in government defense spending priorities and increased competitive pressure following the entry of a new market participant in select periscope products. The reduction in periscope backlog is somewhat offset by increased backlog in sighting systems for the XM30 program and muzzle reference systems in our other product lines.

Applied Optics Center backlog as of March 29, 2026 was $11.4 million as compared to a backlog of $10.1 million as of March 30, 2025, representing an increase of $1.3 million, or 12.9%. The increase in backlog for the Applied Optics Center is primarily due to new orders received for our commercial optical assemblies. We attribute the increase in orders to the timing of customer replenishment orders and higher demand in the first half of the current year as compared to the prior year first half.

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

Three Months Ended March 29, 2026 Compared to the Three Months Ended March 30, 2026

Revenue. For the three months ended March 29, 2026, revenue decreased by $1.1 million or 10.3% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	March 29, 2026	March 30, 2025	Variance	% Chg
Periscopes	$4,215	$5,432	$(1,217)	(22.4)%
Sighting Systems	665	321	344	107.2%
Other	1,365	566	799	141.2%
Optex Systems - Richardson	6,245	6,319	(74)	(1.2)%
Optical Assemblies	262	504	(242)	(48.0)%
Laser Filters	2,023	2,951	(928)	(31.4)%
Day Windows	279	285	(6)	(2.1)%
Other	818	671	147	21.9%
Applied Optics Center - Dallas	3,382	4,411	(1,029)	(23.3)%
Total Revenue	$9,627	$10,730	$(1,103)	(10.3)%

Optex Richardson revenue decreased by $0.1 million or 1.2% for the three months ended March 29, 2026 as compared to the prior year period with lower revenue in our periscope product line. We are seeing lower demand for our standard periscopes based on the most recent U.S. defense budget appropriation and the entrance of new competition for several of our periscope products. The lower periscope revenue was mostly offset by increased revenue in sighting systems under our XM30 display periscope assemblies program, sales of back-up sight units, and shipments under our Israel Aquila repair program, combined with increased revenue in other product lines including muzzle reference systems, big eye units, beamsplitters, and mirrors.

Applied Optics Center revenue declined by $1.0 million or 23.3% for the three months ended March 29, 2026, compared with the prior-year period. This shortfall was primarily driven by the 2025 government shutdown and delayed passage of the 2026 fiscal year appropriations bill, which deferred order placements rather than reflecting underlying demand weakness.

Gross Margin. The gross margin during the three-month period ended March 29, 2026 was 35.2% of revenue as compared to a gross margin of 31.3% of revenue for the prior year period. Consolidated gross profit for the three months ended March 29, 2026 increased $0.03 million compared to the same period in the prior year, despite lower revenue. Cost of sales decreased to $6.2 million for the recently completed period as compared to the prior year period of $7.4 million on lower revenue, a change in mix toward more profitable contracts and improved warranty trends.

G&A Expenses. During the three months ended March 29, 2026 and March 30, 2025, we recorded operating expenses of $1.7 million and $1.1 million, respectively. Operating expenses increased by $0.6 million over the prior year period primarily due approximately $0.2 million in higher labor and fringe benefit costs, $0.2 million in increased stock-based compensation expense, and $0.2 million in other spending. Higher labor costs were primarily attributable to the addition of the Optex Richardson General Manager position and other staffing and organizational changes within the engineering and administrative functions.

Operating Income. For the three months ended March 29, 2026, we recorded operating income of $1.7 million, as compared to operating income of $2.2 million for the three months ended March 30, 2025. The $0.5 million decrease was primarily attributable to higher general and administrative expenses of $0.6 million.

Six Months Ended March 29, 2026 Compared to the Six Months Ended March 30, 2026

Revenue. For the six months ended March 29, 2026, revenue decreased by $0.2 million or 0.8% compared to the prior year period as set forth in the table below:

	Six months ended
	(Thousands)
Product Line	March 29, 2026	March 30, 2025	Variance	% Chg
Periscopes	$8,477	$8,335	$142	1.7%
Sighting Systems	1,207	734	473	64.4%
Other	1,886	665	1,221	183.6%
Optex Systems - Richardson	11,570	9,734	1,836	18.9%
Optical Assemblies	493	978	(485)	(49.6)%
Laser Filters	4,485	6,554	(2,069)	(31.6)%
Day Windows	590	578	12	2.1%
Other	1,634	1,084	550	50.7%
Applied Optics Center - Dallas	7,202	9,194	(1,992)	(21.7)%
Total Revenue	$18,772	$18,928	$(156)	(0.8)%

Optex Richardson revenue increased by $1.8 million or 18.9% for the six months ended March 29, 2026 as compared to the prior year period with increased revenue in sighting systems under our XM30 display periscope assemblies program, sales of back-up sight units, and shipments under our Israel aquila repair program, combined with increased revenue in other product lines including muzzle reference systems, big eye units, beamsplitters, and mirrors.

Applied Optics Center revenue decreased by $2.0 million or 21.7% for the six months ended March 29, 2026 as compared to the prior year period. This shortfall was primarily driven by the 2025 government shutdown and delayed passage of the 2026 fiscal year appropriations bill, which deferred order placements rather than reflecting underlying demand weakness. Based on current order bookings and expected contract awards, we anticipate a strong rebound in the second half of fiscal year 2026, with revenue increasing significantly, led by growth in laser filters, optical assemblies, and related products.

Gross Margin. The gross margin during the six-month period ended March 29, 2026 was 29.2% of revenue as compared to a gross margin of 29.0% of revenue for the prior year period and consolidated gross profit was relatively unchanged compared to the same period in the prior year with higher gross profit for the Optex Richardson segment offset by reduced gross profit for the Applied Optics Center segment.

G&A Expenses. For the six months ended March 29, 2026 and March 30, 2025, general and administrative expenses were $3.7 million and $2.3 million, respectively, representing an increase of $1.3 million compared to the prior-year period. The increase was primarily attributable to approximately $0.7 million in higher labor and fringe benefit costs, $0.3 million in increased stock-based compensation expense, and $0.3 million in higher spending on other general and administrative costs. Higher labor costs were primarily driven by executive leadership transition costs, including overlapping compensation associated with the former and current CEO, the addition of the Optex Richardson General Manager position, and other organizational changes.

Operating Income. For the six months ended March 29, 2026, operating income was $1.8 million, compared to $3.2 million for the six months ended March 30, 2025. The decrease in operating income was primarily attributable to the increase in general and administrative expenses described above.

Liquidity and Capital Resources

As of March 29, 2026, Optex Systems Holdings had working capital of $22.6 million, as compared to $21.1 million as of September 28, 2025. During the six months ended March 29, 2026, we used operating cash of $1.3 million, primarily driven by $1.3 million in increased inventory. During the six months ended March 29, 2026, there were no borrowings or payments against the Texas Capital Facility (as defined below).

The Company has capital commitments of $1.1 million for the purchase of property and equipment including a DLC coater, a prototype metal machining center, a high vacuum coating system and a 4D PhaseCam LWIR Interferometer and accessories.

Backlog as of March 29, 2026 was $36.6 million as compared to $41.1 million as of March 30, 2025, representing a decrease of 10.9%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At March 29, 2026, the Company had approximately $4.2 million in cash and no outstanding balance on our revolving credit line. As of March 29, 2026, our outstanding accounts receivable balance was $5.7 million which will be collectible during the following quarter.

In the short term, the Company plans to utilize its current cash, available line of credit and operating cash flow to fund the purchase of capital equipment, inventory, engineering resources and research and development in support of new programs and higher anticipated revenue during the next twelve months. Short-term cash in excess of our working capital needs may be also be used to fund the purchase of product lines and other assets. We may also repurchase common stock under our stock repurchase plan. Longer term, excess cash beyond our operating needs may be used to fund new product development, company, product line or other asset acquisitions, or additional stock purchases as attractive opportunities present themselves.

Please refer to “Note 4 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated Common Area Maintenance (“CAM”) payments under our leases as of March 29, 2026, which disclosure is incorporated herein by reference.

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

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”), effective May 22, 2025, pursuant to which the Lender will continue to make available a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months, expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to SOFR plus a specific margin. The interest rate is currently 6.4% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 letter of Credit sublimit. As of March 29, 2026, the Company was in compliance with all covenants under the Texas Capital Facility.

As of March 29, 2026, the outstanding balance under the Texas Capital Facility was zero. For the quarter ended March 29, 2026, the total interest expense under the Texas Capital Facility was zero.

During the six months ended March 29, 2026 the Company declared and paid no dividends. As of March 29, 2026, there are no outstanding declared and unpaid dividends.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. During the last twelve months, we have experienced a significant reduction in warranty return rates on Applied Optics Center optical assemblies which, combined with resolution of the warranty issue we experienced in 2025 on our day window products, resulted in a favorable adjustment to our warranty reserve balance. As of March 29, 2026, the Company had accrued warranty costs of $25 thousand, as compared to $162 thousand as of September 28, 2025.

As of March 29, 2026 and September 28, 2025, we had $56 thousand, and $132 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts were related to some of our older legacy periscope and day window contracts which were priced prior to the Covid-19 pandemic and have been affected by inflationary price increases on component parts and commodities and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates). These contracts are three-year Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three and six months ended March 29, 2026, the Company recognized zero and $174 thousand, respectively, in new loss reserves against two long term IDIQ contracts, made shipments resulting in reductions of $111 thousand and $191 thousand, respectively, and recognized a reduction due to a change in estimate of $59 thousand with respect to existing loss reserves. During the three and six months ended March 30, 2025, the Company recognized $11 thousand and $18 thousand in loss reserves on new contract awards, respectively, changes in estimates for the contract loss reserves of ($10) thousand and $4 thousand, respectively, and applied reserves of $8 thousand and $47 thousand to cost of sales against revenue booked during the periods, respectively. As of March 26, 2026, one of the loss contracts was completed and the Company has one remaining loss contract on our backlog with an expired ordering period that is no longer subject to new contract task awards.

As of March 29, 2026 and September 28, 2025, the Company had a net carrying value of $1.1 million and $1.2 million in deferred tax assets, respectively, represented by deferred tax assets of $1.9 million and $2.0 million, respectively, and a deferred tax asset valuation allowance of $0.8 million and $0.8 million, respectively, against those assets. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 29, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 29, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended March 29, 2026.

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

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 11, 2026	By:	/s/ Chad George
Chad George
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: May 11, 2026	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

