Form 10-Q
period 2026-06-28
Optex Systems Holdings Inc
filed 2026-08-11
CIK 1397016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2026: 6,959,873 shares of common stock.

OPTEX SYSTEMS HOLDINGS, INC.

FORM 10-Q

For the period ended June 28, 2026

Part 1. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

OPTEX SYSTEMS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 2026 (UNAUDITED) AND SEPTEMBER 28, 2025	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2026 (UNAUDITED) AND THE THREE AND NINE MONTHS ENDED JUNE 29, 2025 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 28, 2026 (UNAUDITED) AND THE NINE MONTHS ENDED JUNE 29, 2025 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2026 (UNAUDITED) AND FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2025 (UNAUDITED)	F-5

CONDENSED CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES (UNAUDITED)	F-6

Optex Systems Holdings, Inc.

Condensed Consolidated Balance Sheets

	(Thousands, except share and per share data)
	(Unaudited) June 28, 2026	September 28, 2025

ASSETS

Cash and Cash Equivalents	$6,175	$6,389
Accounts Receivable, Net	4,292	4,569
Inventory, Net	16,448	14,322
Contract Asset	108	142
Prepaid Expenses	841	285

Current Assets	27,864	25,707

Property and Equipment, Net	2,189	1,427

Other Assets
Deferred Tax Asset	1,047	1,199
Right-of-use Asset	1,358	1,700
Security Deposits	23	23

Other Assets	2,428	2,922

Total Assets	$32,481	$30,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,320	$1,525
Operating Lease Liability	677	645
Federal Income Taxes Payable	-	87
Accrued Expenses	1,605	1,634
Accrued Selling Expense	115	141
Accrued Warranty Costs	25	162
Contract Loss Reserves	29	132
Customer Advance Deposits	158	234

Current Liabilities	3,929	4,560

Other Liabilities
Operating Lease Liability, net of current portion	807	1,205

Total Liabilities	4,736	5,765

Commitments and Contingencies

Stockholders’ Equity
Common Stock – ($0.001 par, 2,000,000,000 authorized, and issued and outstanding shares of 6,959,873 and 6,920,658 as of June 28, 2026 and September 28, 2025, respectively)	7	7
Additional Paid in Capital	22,392	21,801
Retained Earnings	5,346	2,483

Stockholders’ Equity	27,745	24,291

Total Liabilities and Stockholders’ Equity	$32,481	$30,056

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	(Thousands, except share and per share data)
	Three months ended		Nine months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Revenue	$9,729	$11,110	$28,501	$30,038

Cost of Sales	6,404	7,942	19,687	21,380

Gross Profit	3,325	3,168	8,814	8,658

General and Administrative Expense	1,934	1,257	5,610	3,593

Operating Income	1,391	1,911	3,204	5,065

Interest Income (Expense)	28	-	112	(12)

Income Before Taxes	1,419	1,911	3,316	5,053

Income Tax Expense, net	139	401	453	931

Net Income	$1,280	$1,510	$2,863	$4,122

Basic Income per Share	$0.18	$0.22	$0.41	$0.60

Weighted Average Common Shares Outstanding - basic	6,935,008	6,884,429	6,915,059	6,856,776

Diluted Income per Share	$0.18	$0.22	$0.41	$0.60

Weighted Average Common Shares Outstanding - diluted	6,935,008	6,929,625	6,938,639	6,911,817

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(Thousands) Nine months ended
	June 28, 2026	June 29, 2025

Cash Flows from Operating Activities:
Net Income	$2,863	$4,122

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	294	386
Stock Compensation Expense	738	247
Deferred Tax Expense	152	95
Accounts Receivable	277	(381)
Allowance for Doubtful Accounts	-	4
Inventory	(2,126)	350
Contract Asset	33	64
Prepaid Expenses	(556)	(252)
Leases	(24)	(10)
Accounts Payable and Accrued Expenses	(232)	570
Federal Income Taxes Payable	(87)	(74)
Accrued Warranty Costs	(137)	121
Accrued Selling Expense	(27)	(67)
Customer Advance Deposits	(76)	30
Contract Loss Reserves	(103)	163
Total Adjustments	(1,874)	1,246
Net Cash provided by Operating Activities	989	5,368

Cash Flows used in Investing Activities
Purchase of Intangible Assets	-	(10)
Purchases of Property and Equipment	(1,056)	(453)
Net Cash used in Investing Activities	(1,056)	(463)

Cash Flows used in Financing Activities
Payments to Credit Facility	-	(1,000)
Cash Paid for Taxes Withheld on Net Settled Restricted Stock Unit Shares Issued	(147)	(43)
Net Cash used in Financing Activities	(147)	(1,043)

Net (Decrease) Increase in Cash and Cash Equivalents	(214)	3,862
Cash and Cash Equivalents at Beginning of Period	6,389	1,009
Cash and Cash Equivalents at End of Period	$6,175	$4,871

Supplemental Cash Flow Information
Cash Transactions
Cash Paid for Taxes	$730	$997
Cash Received for Interest	112	-
Cash Paid for Interest	-	12
Non Cash Transactions
Right-of-Use Asset	77	-
Operating Lease Liabilities	(77)	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Optex Systems Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Thousands, except share data)

(Unaudited)

	Three months ended June 28, 2026
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at March 29, 2026	6,937,358	$7	$22,231	$4,066	$26,304
Stock Compensation Expense	-	-	266	-	266
Shares Issued upon Vesting of Restricted Stock Units, Net of Tax Withholding(2)	22,515	-	(105)	-	(105)
Net Income	-	-	-	1,280	1,280

Balance at June 28, 2026	6,959,873	$7	$22,392	$5,346	$27,745

	Three months ended June 29, 2025
	Common		Additional	Retained Earnings	Total
	Shares	Common	Paid in	(Accumulated	Stockholders
	Issued	Stock	Capital	Deficit)	Equity
Balance at March 30, 2025	6,896,738	$7	$21,629	$(52)	$21,584
Shares Issued upon Vesting of Restricted Stock Units, Net of Tax Withholding(2)	16,181	-	(43)	-	(43)
Stock Compensation Expense	-	-	83	-	83
Net Income	-	-	-	1,510	1,510

Balance at June 29, 2025	6,912,919	$7	$21,669	$1,458	$23,134

	Nine months ended June 28, 2026
	Common		Additional		Total
	Shares	Common	Paid in	Retained	Stockholders
	Issued	Stock	Capital	Earnings	Equity
Balance at September 28, 2025	6,920,658	$7	$21,801	$2,483	$24,291
Stock Compensation Expense	-	-	738	-	738
Restricted Board Shares Issued(1)	16,700	-	-	-	-
Shares Issued upon Vesting of Restricted Stock Units, Net of Tax Withholding(2)	22,515	-	(147)	-	(147)
Net Income	-	-	-	2,863	2,863

Balance at June 28, 2026	6,959,873	$7	$22,392	$5,346	$27,745

	Nine months ended June 29, 2025
	Common		Additional	Retained Earnings	Total
	Shares	Common	Paid in	(Accumulated	Stockholders
	Issued	Stock	Capital	Deficit)	Equity
Balance at September 29, 2024	6,873,938	$7	$21,465	$(2,664)	$18,808
Stock Compensation Expense	-	-	247	-	247
Restricted Board Shares Issued(1)	22,800	-	-	-	-
Shares Issued upon Vesting of Restricted Stock Units, Net of Tax Withholding(2)	16,181	-	(43)	-	(43)
Net Income	-	-	-	4,122	4,122

Balance at June 29, 2025	6,912,919	$7	$21,669	$1,458	$23,134

(1)	Restricted share grant on November 5, 2024, and November 4, 2025, to independent board members which vested on January 1, 2026, and will vest on January 1, 2027, respectively.

(2)	Shares issued for vested restricted stock units on May 1, 2025, and May 1, 2026, net of taxes withheld.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Operations

Optex Systems Holdings, Inc. (together with its subsidiaries, the “Company,” “Optex Systems Holdings,” “we,” “us,” and “our”) manufactures optical sighting systems and assemblies for the United States (“U.S.”) Department of Defense, foreign military applications and commercial markets. Our products are installed on a variety of U.S. military land vehicles, such as the Abrams and Bradley fighting vehicles, light armored and advanced security vehicles, and have been selected for installation on the Stryker family of vehicles. The Company also manufactures and delivers numerous periscope configurations, rifle and surveillance sights and night vision optical assemblies. Optex Systems Holdings’ products consist primarily of build to customer print products that are delivered both directly to the military and to other defense prime contractors or commercial customers. The Company’s consolidated revenue for the nine months ended June 28, 2026 was derived from U.S. prime military contractors (69%), military sales to the U.S. government (21%), foreign military contractors (5%), and commercial customers (5%). Approximately 95% of the total company revenue is generated from domestic customers and 5% is derived from foreign customers, primarily in Canada and Israel. Optex Systems Holdings’ operations are based in Dallas and Richardson, Texas in leased facilities comprising 93,967 square feet. As of June 28, 2026, Optex Systems Holdings operated with 140 full-time equivalent employees.

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

Inventory: As of June 28, 2026 and September 28, 2025, inventory included:

	(Thousands)
	June 28, 2026	September 28, 2025
Raw Material	$9,890	$9,394
Work in Process	7,152	6,063
Finished Goods	1,163	788
Gross Inventory	$18,205	$16,245
Less: Inventory Reserve	(1,757)	(1,923)
Net Inventory	$16,448	$14,322

Cash and Cash Equivalents: For financial statement presentation purposes, Optex Systems Holdings considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of June 28, 2026 and September 28, 2025, Optex Systems Holdings had $6.2 million and $6.4 million in cash on deposit with our banks, respectively. As of June 28, 2026 and September 28, 2025, $5.0 million and $4.3 million of our cash balance, respectively, was carried in a money market account with an annual interest rate of 3.3%. For the nine months ended June 28, 2026 and June 29, 2025, the total interest income under the money market account was $112 thousand and zero, respectively. Only a portion of the cash, currently $250 thousand, would be covered by federal deposit insurance and the uninsured balances are substantially greater than the insured amounts.

Concentration of Credit Risk: Optex Systems Holdings’ revenue for the quarter ended June 28, 2026 was derived from sales to U.S. government agencies (21%), five major U.S. defense contractors (23%, 13%, 11%, 9%, and 8%), and all other customers (15%). The Company does not believe that this concentration results in undue credit risk because of the financial strength of the obligees.

Accrued Warranties: Optex Systems Holdings accrues product warranty liabilities based on the historical return rate against period shipments as they occur and reviews and adjusts these accruals quarterly for any significant changes in estimated costs or return rates. The accrued warranty liability includes estimated costs to repair or replace returned warranty backlog units currently in-house plus estimated costs for future warranty returns that may be incurred against warranty covered products previously shipped as of the period end date. As of June 28, 2026, and September 28, 2025, the Company had warranty reserve balances of $25 and $162 thousand, respectively. As of June 28, 2026, the Company reviewed the prior twelve-month history of customer returns and incurred costs for warranties and determined that reserves for the Applied Optics Center daywindows and optical assemblies were no longer necessary due to the low return and repair costs. As such, the estimate for preexisting warranty liabilities was reduced by $137 thousand. The Company keeps a warranty reserve of $25 thousand to cover small return items which are generally expensed as incurred.

The table below summarizes the warranty activity for the three and nine months ended June 28, 2026 and June 29, 2025.

	(Thousands)
	Three months ended		Nine Months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Beginning balance	$25	$105	$162	$52

Incurred costs for warranties satisfied during the period	-	-	-	-

Warranty Expenses:
Warranties reserved for new product shipped during the period(1)	-	7	-	32
Change in estimate for pre-existing warranty liabilities(2)	-	61	(137)	89
Warranty Expense	-	68	(137)	121

Ending balance	$25	$173	$25	$173

(1)	Warranty expenses accrued to cost of sales (based on current period shipments and historical warranty return rate.)

(2)	Changes in estimated warranty liabilities recognized in cost of sales associated with: the period end customer returned warranty backlog, or the actual costs of repaired/replaced warranty units which were shipped to the customer during the current period.

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

Revenue Recognition: The majority of the Company’s contracts and customer orders originate with fixed determinable unit prices for each deliverable quantity of goods defined by the customer order line item (performance obligation) and include the specific due date for the transfer of control and title of each of those deliverables to the customer at pre-established payment terms, which are generally within thirty to sixty days from the transfer of title and control. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. In addition, the Company has one ongoing service contract which relates to optimized weapon system support (OWSS) and includes ongoing program maintenance, repairs and spare inventory support for the customer’s existing fleet units in service during the duration of the contract. Revenue recognition for this program has been recorded by the Company, and compensated by the customer, at fixed monthly increments over time, consistent with the defined contract maintenance period. During the three- and nine-month periods ended June 28, 2026, we recognized $145 thousand and $410 thousand, respectively, in service contract revenue. During the three- and nine-month periods ended June 29, 2025, we recognized $133 thousand and $385 thousand, respectively, in service contract revenue.

During the three- and nine-month periods ended June 28, 2026, we recognized $69 thousand and $75 thousand, respectively, of revenue from customer deposit liabilities (deferred contract revenue). During the three- and nine-month periods ended June 29, 2025, we recognized $45 thousand and $132 thousand, respectively, of revenue from customer deposit liabilities (deferred contract revenue). As of June 28, 2026 and September 28, 2025, customer deposit liabilities were $158 thousand and $234 thousand, respectively.

As of June 28, 2026 and September 28, 2025, there was $115 thousand and $141 thousand in accrued selling expenses, respectively, and $108 thousand and $142 thousand, respectively, in contract assets related to a contract booked in November 2022. The selling costs are amortized against the revenue for the contract deliveries which began in the first half of fiscal year 2024 and are expected to extend through fiscal year 2026. During the three months ended June 28, 2026 and June 29, 2025, we booked $7 thousand and $30 thousand of selling expenses against the contract asset for shipments against the contract, respectively. During the nine months ended June 28, 2026 and June 29, 2025, we booked $33 thousand and $66 thousand of selling expenses against the contract asset for shipments against the contract, respectively.

Contract Loss Reserves: The Company records loss provisions in the event that the current estimated total revenue against a contract and the total estimated cost remaining to fulfill the contract indicate a loss upon completion. When the estimated costs indicate a loss, we record the entire value of the loss against the contract loss reserve in the period the determination is made. The Company has one long-term fixed price contract that is currently indicative of a loss condition due to recent inflationary pressures on material and labor, combined with increased manufacturing overhead costs. The contract has deliveries scheduled through January of 2027. As of June 28, 2026 and September 28, 2025, the accrued contract loss reserves were $29 thousand and $132 thousand, respectively.

During the three and nine months ended June 28, 2026, the Company recognized zero and $174 thousand, respectively, in new loss reserves against two long-term Indefinite Delivery Indefinite Quantity contracts, made shipments resulting in reductions of $27 thousand and $218 thousand, respectively, against existing loss reserves, and recognized a reduction due to a change in estimate of $59 thousand with respect to existing loss reserves. During the three and nine months ended June 29, 2025, the Company recognized $32 thousand and $101 thousand, respectively, in loss reserves on new contract awards, changes in estimates for the contract loss reserves of $184 thousand and $134 thousand, respectively, and applied reserves of ($19) thousand and ($71) thousand, respectively to cost of sales against revenue booked during the periods. As of June 28, 2026, one of the loss contracts was completed and the Company had one remaining loss contract on its backlog with an expired ordering period that is no longer subject to new contract task awards.

Income Tax/Deferred Tax: As of June 28, 2026 and September 28, 2025, the Company had a net carrying value of $1.0 million and $1.2 million in deferred tax assets, respectively, represented by deferred tax assets of $1.8 million and $2.0 million, respectively, and a deferred tax asset valuation allowance of $0.8 million and $0.8 million, respectively, against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control.

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

For the three months ended June 28, 2026, unvested restricted stock units and unvested restricted shares were excluded from the diluted earnings per share calculation as they were antidilutive. For the nine months ended June 28, 2026, 16,700 unvested restricted shares and 63,500 unvested restricted stock units (which convert to an aggregate of 23,580 incremental dilutive shares), were included in the diluted earnings per share calculation as dilutive. For the three and nine months ended June 28, 2026, 67,500 unvested market-based shares were excluded from the diluted earnings per share calculation as the vesting price was higher than the market price.

For the three and nine months ended June 29, 2025, 22,800 unvested restricted shares and 75,000 unvested restricted stock units (which convert to an aggregate of 45,196 and 55,041 incremental dilutive shares), respectively, were included in the diluted earnings per share calculation as dilutive.

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

The Applied Optics Center segment also serves as the key supplier of laser coated filters used in the production of periscope assemblies for the Optex Richardson segment. Intersegment sales and transfers are accounted for at annually agreed to pricing rates based on estimated segment product cost, which includes segment direct manufacturing and general and administrative costs but excludes profits that would apply to third party external customers.

The Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer (“CEO”), uses segment revenue, cost of sales and net operating income to assess the Company’s performance and allocation of resources. For the periods ended June 28, 2026 and June 29, 2025, the Company’s CODMs were Chad George and Danny Schoening, respectively. Danny Schoening resigned his position as CEO effective as of December 20, 2025, at which time Chad George assumed the position of CEO and CODM.

A summary of segment performance for the three months and nine months ended June 28, 2026 and June 29, 2025 is included in the tables below:

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	June 28, 2026				June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,677	$5,052	$-	$9,729	$6,838	$4,272	$-	$11,110
Intersegment Revenue	-	419	(419)	-	-	325	(325)	-
Total Segment Revenue	4,677	5,471	(419)	9,729	6,838	4,597	(325)	11,110

Total Cost of Sales	3,170	3,653	(419)	6,404	5,081	3,186	(325)	7,942

Gross Profit	1,507	1,818	-	3,325	1,757	1,411	-	3,168
Gross Margin %	32.2%	33.2%	-	34.2%	25.7%	30.7%	-	28.5%

General and Administrative Expense	1,168	500	266	1,934	982	192	83	1,257
Segment Allocated G&A Expense	(424)	424	-	-	(328)	328	-	-
Net General & Administrative Expense	744	924	266	1,934	654	520	83	1,257

Operating Income (Loss)	763	894	(266)	1,391	1,103	891	(83)	1,911
Operating Income (Loss) %	16.3%	16.3%	-	14.3%	16.1%	19.4%	-	17.2%

Interest Income (Expense)	-	-	28	28	-	-	-	-

Income (Loss) before taxes	$763	894	(238)	1,419	1,103	891	(83)	1,911
Income (Loss) before taxes %	16.3%	16.3%	-	14.6%	16.1%	19.4%	-	17.2%

	Results of Operations Selective Financial Information (Thousands)
	Nine months ended
	June 28, 2026				June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$16,248	$12,253	$-	$28,501	$16,572	$13,466	$-	$30,038
Intersegment Revenue	-	1,005	(1,005)	-	-	917	(917)	-
Total Segment Revenue	16,248	13,258	(1,005)	28,501	16,572	14,383	(917)	30,038

Total Cost of Sales	11,453	9,239	(1,005)	19,687	12,836	9,461	(917)	21,380

Gross Profit	4,795	4,019	-	8,814	3,736	4,922	-	8,658
Gross Margin %	29.5%	30.3%	-	30.9%	22.5%	34.2%	-	28.8%

General and Administrative Expense	3,638	1,234	738	5,610	2,789	557	247	3,593
Segment Allocated G&A Expense	(1,263)	1,263	-	-	(983)	983	-	-
Net General & Administrative Expense	2,375	2,497	738	5,610	1,806	1,540	247	3,593

Operating Income (Loss)	2,420	1,522	(738)	3,204	1,930	3,382	(247)	5,065
Operating Income (Loss) %	14.9%	11.5%	-	11.2%	11.6%	23.5%	-	16.9%

Interest Income (Expense)	-	-	112	112	-	-	(12)	(12)

Income (Loss) before taxes	$2,420	1,522	(626)	3,316	1,930	3,382	(259)	5,053
Income (Loss) before taxes %	14.9%	11.5%	-	11.6%	11.6%	23.5%	-	16.8%

Optex Richardson (OPX) – Richardson, Texas

Optex Richardson revenue is primarily in support of prime and subcontracted military customers. Approximately 91% of the Optex Richardson segment revenue is comprised of domestic military customers, and 9% is comprised of foreign military customers. For the nine months ended June 28, 2026, Optex Richardson represented 57% of the Company’s total consolidated revenue and consisted of revenue from the U.S. government (19%), and two major U.S. defense contractors (19% and 13%).

Optex Richardson is located in Richardson Texas, with leased premises consisting of approximately 49,100 square feet. As of June 28, 2026, the Richardson facility operated with 95 full-time equivalent employees in a single shift operation. The facilities at Optex Richardson serve as the home office for both the Optex Richardson and Applied Optics Center segments.

Applied Optics Center – Dallas, Texas

The Applied Optics Center serves primarily domestic U.S. customers. Sales to commercial customers represent 10% and military sales to prime and subcontracted customers represent 90% of the total external segment revenue for the nine months ended June 28, 2026. Approximately 92% of the AOC revenue was derived from external customers and approximately 8% was related to intersegment sales to Optex Richardson in support of military contracts. For the nine months ended June 28, 2026, AOC represented 43% of the Company’s total consolidated revenue and consisted of revenue from three major defense contractors representing 11%, 9% and 8% of the Company’s consolidated revenue, respectively.

The Applied Optics Center is located in Dallas, Texas with leased premises consisting of approximately 44,867 square feet of space. As of June 28, 2026, AOC operated with 45 full-time equivalent employees in a single shift operation.

The financial tables below present information on the reportable segments’ profit or loss for each period, as well as segment assets as of each period end. The Company does not allocate interest expense, income taxes or unusual items to segments. A summary of segment performance for the three and nine months ended June 28, 2026 and June 29, 2025 is included in the tables below:

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended June 28, 2026
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$4,677	$5,052	$-	$9,729
Intersegment revenue	-	419	(419)	-
Total revenue	$4,677	$5,471	$(419)	$9,729

Interest income	$-	$-	$28	$28

Depreciation and amortization	$39	$68	$-	$107

Income before taxes	$763	$894	$(238)	$1,419

Other significant noncash items:
Allocated home office expense	$(424)	$424	$-	$-
Stock compensation expense	$-	$-	$266	$266
Warranty expense	$-	$-	$-	$-

Segment assets	$23,198	$9,283	$-	$32,481
Expenditures for segment assets	$33	$174	$-	$207

	Reportable Segment Financial Information (thousands)
	As of and for the three months ended June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$6,838	$4,272	$-	$11,110
Intersegment revenue	-	325	(325)	-
Total revenue	$6,838	$4,597	$(325)	$11,110

Interest income	$-	$-	$-	$-

Depreciation and amortization	$72	$59	$-	$131

Income before taxes	$1,103	$891	$(83)	$1,911

Other significant noncash items:
Allocated home office expense	$(328)	$328	$-	$-
Stock compensation expense	$-	$-	$83	$83
Warranty expense	$-	$68	$-	$68

Segment assets	$20,626	$8,554	$-	$29,180
Expenditures for segment assets	$159	$147	$-	$306

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended June 28, 2026
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$16,248	$12,253	$-	$28,501
Intersegment revenue	-	1,005	(1,005)	-
Total revenue	$16,248	$13,258	$(1,005)	$28,501

Interest income	$-	$-	$112	$112

Depreciation and amortization	$107	$187	$-	$294

Income before taxes	$2,420	$1,522	$(626)	$3,316

Other significant noncash items:
Allocated home office expense	$(1,263)	$1,263	$-	$-
Stock compensation expense	$-	$-	$738	$738
Warranty expense	$-	$(137)	$-	$(137)

Segment assets	$23,198	$9,283	$-	$32,481
Expenditures for segment assets	$351	$705	$-	$1,056

	Reportable Segment Financial Information (thousands)
	As of and for the nine months ended June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and intersegment eliminations)	Consolidated Total

Revenue from external customers	$16,572	$13,466	$-	$30,038
Intersegment revenue	-	917	(917)	-
Total revenue	$16,572	$14,383	$(917)	$30,038

Interest expense	$-	$-	$(12)	$(12)

Depreciation and amortization	$203	$183	$-	$386

Income before taxes	$1,930	$3,382	$(259)	$5,053

Other significant noncash items:
Allocated home office expense	$(983)	$983	$-	$-
Stock compensation expense	$-	$-	$247	$247
Warranty expense	$-	$121	$-	$121

Segment assets	$20,626	$8,554	$-	$29,180
Expenditures for segment assets	$218	$245	$-	$463

Note 4 - Commitments and Contingencies

Non-cancellable Operating Leases

Optex Systems Holdings leases its office and manufacturing facilities for the Optex Systems, Inc., Richardson location and the Applied Optics Center Dallas location. The Company also leases certain office equipment under non-cancellable operating leases.

The facility leased by Optex Systems, Inc., located at 1420 Presidential Drive, Richardson, Texas consists of 49,100 square feet of space at the premises. The previous lease term for this location expired March 31, 2021, and the monthly base rent was $24.6 thousand through March 31, 2021. On January 11, 2021 the Company executed a sixth amendment extending the terms of the lease for eighty-six (86) months, commencing on April 1, 2021 and ending on May 31, 2028. The initial base rent is set at $25.3 thousand and escalates 3% on April 1 each year thereafter. The initial term included 2 months of rent abatement for April and May of 2021. The monthly rent includes approximately $15 thousand for additional Common Area Maintenance fees and taxes (“CAM”), to be adjusted annually based on actual expenses incurred by the landlord.

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

On December 11, 2025, the Company entered into a non-cancellable office equipment lease agreement with Datamax Inc. for seven copy machines. The lease cost for the equipment is $1.7 thousand per month from January 1, 2026 through December 31, 2030. During the nine-month period ended June 28, 2026, the Company recognized $77 thousand in right-of-use assets and $77 thousand in lease liabilities as a result of the agreement.

As of June 28, 2026, the remaining minimum base lease and estimated CAM payments under the non-cancellable office equipment and facility space leases are as follows:

	(Thousands)
	Optex Richardson	Applied Optics Center	Office Equipment	Consolidated
Fiscal Year	Facility Lease Payments	Facility Lease Payments	Lease Payments	Total Lease Payments	Total Variable CAM Estimate
2026 Base year lease	$88	$79	$5	$172	$73
2027 Base year lease	357	322	22	701	293
2028 Base year lease	241	330	22	593	209
2029 Base year lease	-	83	22	105	30
2030 Base year lease	-	-	5	5	-
Total base lease payments	$686	$814	$76	$1,576	$605
Imputed interest on lease payments (1)	(33)	(51)	(8)	(92)
Total Operating Lease Liability(2)	$653	$763	$68	$1,484

Right-of-use Asset(3)	$591	$699	$68	$1,358

(1)	Assumes a discount borrowing rate of 5.0% on the facilities lease amendments effective as of January 11, 2021 and 6.7% on the office equipment lease agreement effective as of December 11, 2025.

(2)	Short-term and long-term portions of Operating Lease Liability are $677 thousand and $807 thousand, respectively.

(3)	Includes $126 thousand of unamortized deferred rent.

Total expense under both facility lease agreements for the three months ended June 28, 2026 and June 29, 2025 was $234 thousand and $233 thousand, respectively. Total office equipment rentals included in operating expenses were $2 thousand and $6 thousand for the three months ended June 28, 2026 and June 29, 2025, respectively.

Total expense under both facility lease agreements for the nine months ended June 28, 2026 and June 29, 2025 was $710 thousand and $703 thousand, respectively. Total office equipment rentals included in operating expenses were $29 thousand and $20 thousand for the nine months ended June 28, 2026 and June 29, 2025, respectively.

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

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”), effective May 22, 2025, pursuant to which the Lender continues to make available to Borrowers a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months, expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility accrue interest at a variable rate equal to secured overnight financing rate plus a specific margin. The interest rate is currently 6.4% per annum.

The Loan Agreement contains customary events of default and negative covenants, including with respect to capital expenditures, indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 Letter of Credit sublimit. As of June 28, 2026, the Company is in compliance with all covenants.

There were no borrowings or payments against the line of credit during the three and nine months ended June 28, 2026. During the three and nine months ended June 28, 2026, the Company paid zero against the outstanding loan balance. The outstanding balance under the Texas Capital Facility was zero as of June 28, 2026 and June 29, 2025.

For the three and nine months ended June 28, 2026, the interest expense under the Texas Capital Facility was zero. For the three and nine months ended June 29, 2025, the interest expense under the Texas Capital Facility was zero and $12 thousand, respectively.

Note 6 - Stock Based Compensation

Restricted Stock, Market-Based Shares and Restricted Stock Units issued to Directors, Officers and Employees

The following table summarizes the status of Optex Systems Holdings’ aggregate non-vested restricted stock and restricted stock units, and market-based shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Market-Based Shares	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2024	66,500	$5.56	60,000	$2.20	-	$-
Granted	39,000	6.35	32,800	9.29	-	-
Vested	(24,000)	5.17	(60,000)	2.20	-	-
Forfeited	(7,500)	5.19	-	-	-	-
Outstanding at September 28, 2025	74,000	$6.11	32,800	$9.29	-	$-
Granted	30,500	11.04	16,700	16.06	67,500	10.06
Vested	(32,000)	5.58	(32,800)	9.29	-	-
Forfeited	(9,000)	6.16	-	-	-	-
Outstanding at June 28, 2026	63,500	$8.74	16,700	$16.06	67,500	$10.06

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

On May 1, 2026 32,000 restricted stock units vested for 9 employees resulting in the issuance of 22,515 shares net of federal income tax withholdings of $105 thousand.

On May 4, 2026, the Company granted an aggregate of 28,500 restricted stock units to 13 employees under the 2023 Plan. As of the grant date, assuming a 15.8% forfeiture rate based on expected turnover across the three years, the aggregate value of the restricted stock units is $260 thousand which will be amortized across the three-year period on a straight-line basis. The restricted stock units will vest at a rate of 33.33% on each of the first, second and third anniversaries of the date of the grant and any unvested restricted stock units will be forfeited if employment terminates prior to the relevant vesting date.

As of June 28, 2026, there were 63,500 unvested restricted stock units outstanding.

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

On November 4, 2025, the Board approved the following Board compensation for the three independent directors, effective January 1, 2026: (a) a cash payment of $44,000, and (b) $66,000 in restricted stock awarded under the 2023 Plan, with 100% vesting on January 1, 2027, the share price calculated on the basis of the 10-day (immediately preceding and including the date of grant) VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on November 4, 2025 and consisted of 4,000 shares of restricted stock for each independent director. The total fair value for the 12,000 shares was $201 thousand based on the stock price of $16.74 as of November 4, 2025. As of June 28, 2026, there were 12,000 of such unvested restricted shares outstanding, which will vest on January 1, 2027.

On December 5, 2025, the Board approved the annual director compensation for Danny Schoening, effective January 1, 2026: (a) $44,000 in cash and (b) $66,000 in restricted stock granted as of December 5, 2025 under the Company’s 2023 Plan, with 100% vesting on January 1, 2027, the share price calculated on the basis of the 10-day (immediately preceding and including the date of grant) VWAP, and the number of shares rounded up to the nearest 100 shares. The restricted stock award was made on December 5, 2025 and consisted of 4,700 shares of restricted stock. The total fair value for the shares was $67 thousand based on the stock price of $14.33 as of December 5, 2025. As of June 28, 2026, there were 4,700 of such unvested restricted shares outstanding, which will vest on January 1, 2027.

On January 1, 2026, 32,800 restricted shares vested, and as of June 28, 2026, there were 16,700 restricted shares remaining to vest on January 1, 2027.

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

As of June 28, 2026, there were 67,500 market-based shares remaining to vest.

The assumptions and results for the Monte Carlo simulation employed for the market-based shares are as follows:

Assumptions
Performance Period Start	12/18/2025
Performance Period End	9/30/2030
Time steps in simulation	1,205
Time steps per year	252
Common share price at valuation date(1)	$13.60
Dividend yield (2)	0.0%
Volatility (annual) (3)	52.5%
Risk-free rate (annual) (4)	3.64%
Cost of equity (5)	12.0%

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5
Number of Market-Based shares in the Tranche (6)	13,500	13,500	13,500	13,500	13,500
Fair Value of One Market-Based share (7)	$12.08	$11.16	$10.12	$9.02	$7.90
Total Fair Value of Tranche	$163,051	$150,633	$136,669	$121,713	$106,662
Derived Service Period (Years) (7)	0.66	1.12	1.58	2.01	2.37

(1)	Closing price of OPXS shares on the valuation date of December 18, 2025, as obtained via S&P Capital IQ.
(2)	Expected dividends provided by management.
(3)	Based on historical volatility of OPXS and comparable public companies.
(4)	Interest rate for US Treasury commensurate with the market-based shares holding period, as of the valuation date, as obtained via S&P Capital IQ.
(5)	Estimated cost of equity for OPXS as of the valuation date.
(6)	Based on the terms of the Market-Based shares agreement issued by the Company on December 18, 2025 and effective December 18, 2025.
(7)	Based on Monte Carlo simulation.

Stock Based Compensation Expense

Equity compensation is amortized based on a straight-line basis across the vesting or service period as applicable. The recorded compensation costs for restricted shares granted and restricted stock units and market-based shares awarded as well as the unrecognized compensation costs are summarized in the table below:

	Stock Compensation
	(thousands)
	Recognized Compensation Expense				Unrecognized Compensation Expense
	Three months ended		Nine months ended		As of period ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	September 28, 2025

Restricted Shares	$59	$39	$263	$138	$117	$112
Performance Shares	143	-	303	-	376	-
Restricted Stock Units	64	44	172	109	458	342
Total Stock Compensation	$266	$83	$738	$247	$951	$454

The unrecognized compensation expense for restricted shares, market-based shares and restricted stock units as of June 28, 2026, is expected to be recognized over a weighted-average period of 0.5 years, 0.7 years and 2 years, respectively.

Note 7 - Stockholders’ Equity

Dividends

No dividends were declared or paid during the three and nine months ended June 28, 2026 or the twelve months ended September 28, 2025.

Common stock

During the three and nine months ended June 28, 2026, the Company issued 22,515 shares and 39,215 shares respectively, consisting of shares issued upon vesting of restricted stock units as of May 1, 2026 to the four external board members that will vest on January 1, 2027.

During the three and nine months ended June 29, 2025, the Company issued 16,181 and 38,981 shares, respectively, consisting of shares issued upon vesting of restricted stock units as of May 1, 2025 to the three external board members that vested on January 1, 2026.

On February 9, 2026, the Board of Directors of the Company terminated the Company’s existing stock repurchase program and approved a new stock repurchase program pursuant to which the Company may purchase up to $10,000,000 in shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program allows the Company to purchase common stock from time to time through, among other methods, open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s common stock and general market conditions. The Repurchase Program may be modified, suspended or terminated at any time, without prior notice. During the three and nine months ended June 28, 2026, there were no stock repurchases under the Repurchase Program.

As of June 28, 2026 and September 28, 2025, the total issued and outstanding common shares were 6,959,873 and 6,920,658, respectively.

Note 8 - Subsequent Events

On July 14, 2026, Optex Systems Holdings, Inc., a Delaware corporation, and its subsidiary, Optex Systems, Inc., a Delaware corporation, entered into a master equipment finance loan and security agreement (the “Master Agreement”) with Texas Capital Bank (the “Bank”). Under a related interim funding addendum (the “Addendum”), the Bank provided interim funding of $246,783 (the “First Interim Loan”) to cover the first installment of an installment purchase of an approximately $2.1 million high vacuum coating system. The First Interim Loan is secured by the Borrowers’ interest in the coating system, and the Borrowers have the option of repaying the First Interim Loan or converting it into a fixed or floating rate term loan under the Master Agreement upon delivery and acceptance of the coating system, in full. The First Interim Loan incurs interest, payable monthly, at the secured overnight financing rate (or at the Borrowers’ election, a base rate) plus 2.75%, and must be converted into a term loan under the Master Agreement or repaid on or before January 10, 2027.

The Company expects to finance the remaining installments of the purchase price for the coating system through additional secured funding from the Bank under the Master Agreement, although the Bank is not obligated to provide such funding.

The Master Agreement contains cross-default and cross-collateralization provisions, customary affirmative and negative covenants and events of default, requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1, and permits the Bank to demand a prepayment indemnity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects information known to management as of the quarter ended June 28, 2026, and the date of filing. This MD&A is intended to supplement and complement our audited consolidated financial statements and notes thereto for the fiscal year ended September 28, 2025 and our unaudited condensed consolidated financial statements and notes thereto for the quarter ended June 28, 2026, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You are encouraged to read our condensed consolidated financial statements in conjunction with this MD&A. The financial information in this MD&A has been prepared in accordance with GAAP, unless otherwise indicated. In addition, we use non-GAAP financial measures as supplemental indicators of our operating performance and financial position. We use these non-GAAP financial measures internally for comparing actual results from one period to another, as well as for planning purposes. We will also report non-GAAP financial results as supplemental information, as we believe their use provides more insight into our performance. When a non-GAAP measure is used in this MD&A, it is clearly identified as a non-GAAP measure and reconciled to the most closely corresponding GAAP measure.

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

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding growth strategy; product and development programs; financial performance and financial condition (including revenue, net income, profit margins and working capital); expected awards, orders and backlog; expected timing of contract deliveries to customers and corresponding revenue recognition; increases in the cost of materials and labor; costs remaining to fulfill contracts; contract loss reserves; labor shortages; follow-on orders; supply chain challenges; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, continued funding of defense programs and military spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts (including the U.S.-Israeli war with Iran), competition, changes in technology and methods of marketing, delays in completing engineering and manufacturing programs, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, changes in the U.S. government’s interpretation of federal procurement rules and regulations, changes in spending due to policy changes in any new federal presidential administration, market acceptance of the Company’s products, shortages in components, production delays due to performance quality issues with outsourced components, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, increases in tax rates, changes to generally accepted accounting principles, difficulties in retaining key employees and customers, unanticipated costs under fixed-price service and system integration engagements, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section “Risk Factors” in our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

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

Many of our contracts are prime or subcontracted directly with the U.S. government and, as such, are subject to FAR Subpart 49.5, “Contract Termination Clauses” and more specifically FAR clauses 52.249-2 “Termination for Convenience of the Government (Fixed-Price),” and 49.504 “Termination of fixed-price contracts for default.” These clauses are standard clauses on our prime military contracts and generally apply to us as subcontractors. It has been our experience that the termination for convenience is rarely invoked, except where it is mutually beneficial for both parties. However, a material termination for convenience of several of our purchase contracts related to the U.S. Army M10 Booker Combat Vehicle is currently pending. The total backlog value subject to such termination is approximately $1.3 million. We are currently under audit with the customer to recover all of our incurred costs plus fee against the program to date, but do not expect resolution and payment against the final contract balance until sometime in 2027. We expect to recover up to approximately $1.0 million against the pending termination claim. We are currently not aware of any other material pending terminations for convenience or for default on our existing contracts.

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

Material Trends and Recent Developments

We have had numerous fixed price multi-year contracts covering delivery periods up to five years from the contract award. Since fiscal year 2021, we have experienced substantial increases in the costs of aluminum, steel, gold and acrylic commodities, which have affected segment margins for deliveries against those orders during the year ended September 28, 2025 and during the first half of fiscal year 2026 for both Optex Richardson, our Richardson plant (“Optex Richardson”), and the Applied Optics Center, our Dallas plant (“Applied Optex Center” or “AOC”). As of June 28, 2026, all but one of these legacy fixed price contracts have been completed. The sole contract that remains active represents approximately 1% of our total contract backlog and is in a current loss condition due to cost increases on the price of gold.

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

From October 1, 2025 through November 12, 2025, the U.S. federal government was in a shutdown as Congress did not pass appropriations legislation for fiscal year 2026. On November 10, 2025, Congress passed a CR that funded the federal government at existing spending levels through January 30, 2026. On February 3, 2026, Congress passed and the President signed an appropriations bill funding the majority of U.S. government operations for fiscal year 2026, and on April 30, 2026, a Department of Homeland Security appropriations bill was enacted for fiscal year 2026.

Delayed appropriations funding for fiscal year 2026 shifted certain contract awards for specific products from the first fiscal quarter to the second fiscal quarter of fiscal year 2026. As a result, the related revenue was deferred into the last quarter of fiscal year 2026. We are also experiencing lower demand for standard periscopes due to new competition affecting several of our periscope products. If and as competition increases, future orders for these products may require pricing concessions, which could reduce margins over the next fiscal year.

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

We refer also to “Item 1. Business – Market Opportunity: U.S. Military” in our Annual Report on Form 10-K for the year ended September 28, 2025 for a description of current trends in U.S. government military spending and its potential impact on the Company, which may be material, including particularly the tables included in that section and disclosure on the significant reduction in spending for U.S. ground system military programs, in combination with the U.S. government shutdown and CR which had a direct impact on the Company’s revenue, all of which is incorporated herein by reference.

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

Results of Operations

Segment Information

We have presented the operating results by segment to provide investors with an additional tool to evaluate our operating results and to have a better understanding of the overall performance of each business segment. Management of Optex Systems Holdings uses the selected financial measures by segment internally to evaluate its ongoing segment operations and to allocate resources within the organization accordingly. Segments are determined based on differences in products, location, internal reporting and how operational decisions are made. Management has determined that Optex Richardson and the Applied Optics Center are separately managed, organized, and internally reported as separate business segments. The tables below provides a summary of selective statement of operations data by operating segment for the three and nine months ended June 28, 2026 and June 29, 2025 reconciled to the Condensed Consolidated Results of Operations as presented in Item 1, “Condensed Consolidated Financial Statements.”

	Results of Operations Selective Financial Information (Thousands)
	Three months ended
	June 28, 2026				June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$4,677	$5,052	$-	$9,729	$6,838	$4,272	$-	$11,110
Intersegment Revenue	-	419	(419)	-	-	325	(325)	-
Total Segment Revenue	4,677	5,471	(419)	9,729	6,838	4,597	(325)	11,110

Total Cost of Sales	3,170	3,653	(419)	6,404	5,081	3,186	(325)	7,942

Gross Profit	1,507	1,818	-	3,325	1,757	1,411	-	3,168
Gross Margin %	32.2%	33.2%	-	34.2%	25.7%	30.7%	-	28.5%

General and Administrative Expense	1,168	500	266	1,934	982	192	83	1,257
Segment Allocated G&A Expense	(424)	424	-	-	(328)	328	-	-
Net General & Administrative Expense	744	924	266	1,934	654	520	83	1,257

Operating Income (Loss)	763	894	(266)	1,391	1,103	891	(83)	1,911
Operating Income (Loss) %	16.3%	16.3%	-	14.3%	16.1%	19.4%	-	17.2%

Interest Income (Expense)	-	-	28	28	-	-	-	-

Income (Loss) before taxes	$763	894	(238)	1,419	1,103	891	(83)	1,911
Income (Loss) before taxes %	16.3%	16.3%	-	14.6%	16.1%	19.4%	-	17.2%

	Results of Operations Selective Financial Information (Thousands)
	Nine months ended
	June 28, 2026				June 29, 2025
	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated	Optex Richardson	Applied Optics Center Dallas	Other (non-allocated costs and eliminations)	Consolidated

Revenue from External Customers	$16,248	$12,253	$-	$28,501	$16,572	$13,466	$-	$30,038
Intersegment Revenue	-	1,005	(1,005)	-	-	917	(917)	-
Total Segment Revenue	16,248	13,258	(1,005)	28,501	16,572	14,383	(917)	30,038

Total Cost of Sales	11,453	9,239	(1,005)	19,687	12,836	9,461	(917)	21,380

Gross Profit	4,795	4,019	-	8,814	3,736	4,922	-	8,658
Gross Margin %	29.5%	30.3%	-	30.9%	22.5%	34.2%	-	28.8%

General and Administrative Expense	3,638	1,234	738	5,610	2,789	557	247	3,593
Segment Allocated G&A Expense	(1,263)	1,263	-	-	(983)	983	-	-
Net General & Administrative Expense	2,375	2,497	738	5,610	1,806	1,540	247	3,593

Operating Income (Loss)	2,420	1,522	(738)	3,204	1,930	3,382	(247)	5,065
Operating Income (Loss) %	14.9%	11.5%	-	11.2%	11.6%	23.5%	-	16.9%

Interest Income (Expense)	-	-	112	112	-	-	(12)	(12)

Income (Loss) before taxes	$2,420	1,522	(626)	3,316	1,930	3,382	(259)	5,053
Income (Loss) before taxes %	14.9%	11.5%	-	11.6%	11.6%	23.5%	-	16.8%

Revenue

For the three months ended June 28, 2026, consolidated revenue decreased by $1.4 million, or 12.4%, compared to the same period in the prior year.

For the nine months ended June 28, 2026, consolidated revenue decreased by $1.5 million, or 5.1%, compared to the same period in the prior year.

The decrease in revenue for the three and nine month periods was primarily attributable to lower revenue on our periscope product line at the Optex Richardson segment and lower revenue on our laser filter products at the Applied Optics Center segment. More specifically, the decline was primarily due to (1) delayed delivery of approximately $1.5 million of periscopes from the third fiscal quarter into the fourth fiscal quarter, and (2) the federal government shutdown during October and November 2025 and the delayed enactment of the annual appropriations bill, which was not approved until February 3, 2026 and deferred anticipated revenue into the second half of fiscal year 2026.

In addition, we are seeing lower demand for our standard periscopes attributable to the entrance of new competition for several of our periscope products and the most recent U.S. defense budget appropriation. However, we are anticipating significantly higher revenue for both of these product lines in the next fiscal quarter based on our current order backlog.

Gross Profit

Consolidated gross profit for the three months ended June 28, 2026 increased from $3.2 million in the prior-year period to $3.3 million due to higher profits in both segments attributable to changes in product mix combined with the completion of several loss and low-margin long-term contracts during the first half of the current fiscal year. Consolidated gross margin increased to 34.2%, compared to 28.5% in the prior year period.

For the nine months ended June 28, 2026, consolidated gross profit increased $0.2 million compared to the same period in the prior year. Gross profit at the Applied Optics Center decreased $0.9 million primarily due to lower revenue and changes in product mix. This decrease was offset by increased gross profit at the Optex Richardson segment with changes in product mix and the replacement of low margin and loss contracts with newer orders at more favorable pricing. Consolidated gross margin increased to 30.9%, compared to 28.8% in the prior year period.

Operating Income

Operating income for the three months ended June 28, 2026 decreased by $0.5 million compared to the same period in the prior year. The decrease was primarily attributable to increased general and administrative expenses of $0.7 million, partially offset by higher gross profit of $0.2 million as compared to the prior year period. The increase in general and administrative costs consisted of approximately $0.3 million in higher labor and fringe benefit costs, $0.2 million in increased stock-based compensation expense, $0.1 million in higher royalty expenses, and $0.1 million in higher professional fees, information technology support services, research and development costs, consulting fees, and other expenses. Higher labor costs were primarily attributable the addition of the Optex Richardson General Manager position, and other organizational changes in support of research and product development programs.

Operating income for the nine months ended June 28, 2026 decreased by $1.9 million compared to the same period in the prior year. The decrease primarily resulted from general and administrative expenses of $2.0 million, offset by higher gross profit of $0.2 million as compared to the prior year period. The increase in general and administrative costs consisted of approximately $1.0 million in higher labor and fringe benefit costs, $0.5 million in increased stock-based compensation expense, $0.2 million in higher royalty expenses, and $0.3 million in higher professional fees, information technology support services, research and development costs, consulting fees, and other expenses. Higher labor costs were primarily attributable to executive leadership transition costs, including overlapping compensation associated with the former and current Chief Executive Officer (“CEO”), the addition of the Optex Richardson General Manager position, and other organizational changes in support of research and product development programs.

Management expects general and administrative expenses to remain elevated as the Company continues to realign its organizational structure to support increased research and development activity, comply with Cybersecurity Maturity Model Certification (CMMC) and National Institute of Standards and Technology (NIST) requirements, and enhance internal software reporting systems.

Non-GAAP Adjusted EBITDA

We use adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) as an additional measure for evaluating the performance of our business as “net income” includes the significant impact of non-recurring general and administrative expense (including noncash compensation expenses related to equity stock issues), as well as depreciation, amortization, interest expenses and federal income taxes. We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items, which we do not consider relevant to our operations. Adjusted EBITDA is a financial measure not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).

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

The table below summarizes our three-month and nine-month operating results for the periods ended June 28, 2026 and June 29, 2025, in terms of both the GAAP net income measure and the non-GAAP Adjusted EBITDA measure. We believe that including both measures allows the reader better to evaluate our overall performance.

	(Thousands)
	Three months ended		Nine months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Net Income (GAAP)	$1,280	$1,510	$2,863	$4,122
Add:
Non-recurring General and Administrative Expenses(1)	-	-	291	-
Federal Income Tax Expense	139	401	453	931
Depreciation and Amortization	107	131	294	386
Stock Compensation	266	83	738	247
Interest (Income) Expense	(28)	-	(112)	12
Adjusted EBITDA – Non-GAAP	$1,764	$2,125	$4,527	$5,698

(1)	See description below for what is included in Non-recurring General and Administrative Expenses.

Net income declined in both the quarter and year-to-date periods ended June 28, 2026, reflecting a deliberate step-up in corporate overhead during a leadership transition. Quarterly net income decreased by $0.2 million to $1.3 million from $1.5 million, and year-to-date net income decreased by $1.3 million to $2.9 million from $4.1 million. The primary cause was higher general and administrative expense, partially offset by higher gross profit, interest income and lower federal income taxes.

Adjusted EBITDA also trended lower, consistent with the net income decline. Quarterly Adjusted EBITDA decreased $0.4 million to $1.8 million from $2.1 million, and year-to-date Adjusted EBITDA decreased $1.2 million to $4.5 million from $5.7 million.

The Company incurred non-recurring general and administrative expenses of $0.3 million in the nine months ended June 28, 2026, primarily due to higher salaries and benefits resulting from executive leadership changes. These changes included Chad George’s transition to President and CEO following Danny Schoening’s, retirement effective December 20, 2025, as well as the temporary double-staffing of certain senior roles during the related transition period to allow for training and knowledge transfer.

During the three-month and nine-month periods ended June 28, 2026, the Company incurred approximately $0.2 million and $0.5 million, respectively, in additional stock-based compensation compared to the same periods in the prior year. This increase was primarily attributable to the issuance of market-based equity awards to the Company’s CEO and Chief Financial Officer on December 18, 2025. The fair value of these awards totaled $679 thousand as of the grant date and is being amortized over the estimated service period based on a Monte Carlo valuation model.

Depreciation and amortization expense decreased by approximately $0.02 million and $0.09 million for the three-month and nine-month periods ended June 28, 2026, respectively, compared to the corresponding prior year periods. This decline was primarily driven by the write-off of intangible assets related to the Speedtracker product line acquisition on September 28, 2025, which eliminated the associated amortization expense. The reduction was partially offset by increased depreciation related to the acquisition of new capital equipment during the current year.

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

During the nine months ended June 28, 2026, the Company booked $19.5 million in new orders, representing a 19.1% decrease compared to the prior year period orders of $24.1 million. The orders for the most recently completed nine months consist of $6.5 million attributable to our Optex Richardson segment and $13.0 million attributable to our Applied Optics Center segment.

The following table depicts the new customer orders for the nine months ending June 28, 2026 as compared to the prior year period in millions of dollars:

	(Millions)
Product Line	Nine months ended June 28, 2026	Nine months ended June 29, 2025	Variance	% Chg
Periscopes	$7.2	$8.1	$(0.9)	(11.1)%
Sighting Systems	0.5	0.5	-	-%
Howitzer	(2.0)	-	(2.0)	-%
Other	0.8	1.9	(1.1)	(57.9)%
Optex Systems – Richardson	6.5	10.5	(4.0)	(38.1)%
Optical Assemblies	2.8	1.1	1.7	154.5%
Laser Filters	7.0	10.2	(3.2)	(31.4)%
Day Windows	0.2	0.8	(0.6)	(75.0)%
Other	3.0	1.5	1.5	100.0%
Applied Optics Center – Dallas	13.0	13.6	(0.6)	(4.4)%
Total Customer Orders	$19.5	$24.1	$(4.6)	(19.1)%

Orders for the Optex Richardson segment decreased by $4.0 million, or 38.1%, from the prior year period, primarily as a result of lower customer demand for periscopes and other optical assemblies combined with the cancellation of a $2.0 million Howitzer order. The Howitzer order cancellation was at our request as we were unable to come to an acceptable agreement on an equitable adjustment associated with the significant schedule delays in the receipt of customer furnished material and first article inspection.

Orders for the Applied Optics Center decreased by $0.6 million, or 4.4%, compared to the prior-year period. The decrease was primarily driven by lower customer orders for laser filters and day windows, offset by increases in Optical assemblies and specialty coating products. Orders for the Applied Optics Center may fluctuate from quarter to quarter due to factors such as government funding levels and the timing of orders from key customers.

Backlog as of June 28, 2026 was $30.1 million as compared to a backlog of $38.3 million as of June 29, 2025, representing a decrease of 21.4%. The following table depicts the current expected delivery by quarter of all contracts awarded as of June 28, 2026, as well as the backlog as of June 28, 2026 compared to the backlog as of June 29, 2025.

Product Line	2026 Q4 Delivery	2027+ Delivery	Total Backlog 6/28/2026	Total Backlog 6/29/2025	Variance	% Chg
Periscopes	$5.7	$4.9	$10.6	$16.9	$(6.3)	(37.3)%
Sighting Systems	1.9	2.3	4.2	3.1	1.1	35.5%
Howitzer	0.2	-	0.2	2.3	(2.1)	(91.3)%
Other	2.6	2.1	4.7	3.4	1.3	38.2%
Optex Systems - Richardson	10.4	9.3	19.7	25.7	(6.0)	(23.3)%
Optical Assemblies	1.0	0.8	1.8	0.5	1.3	260.0%
Laser Filters	3.1	4.1	7.2	10.2	(3.0)	(29.4)%
Day Windows	0.1	0.2	0.3	1.1	(0.8)	(72.7)%
Other	0.9	0.2	1.1	0.8	0.3	37.5%
Applied Optics Center - Dallas	5.1	5.3	10.4	12.6	(2.2)	(17.5)%
Total Backlog	$15.5	$14.6	$30.1	$38.3	$(8.2)	(21.4)%

Optex Richardson backlog declined to $19.7 million as of June 28, 2026, a decrease of $6.0 million, or 23.3%, compared to the prior year. The decrease primarily reflects lower customer demand for periscopes combined with the cancellation of the Howitzer XM10 aiming circle order.

We are seeing lower demand for our standard periscopes based on the most recent U.S. defense budget appropriation and the entrance of new competition for several of our periscope products.

Applied Optics Center backlog as of June 28, 2026 was $10.4 million as compared to a backlog of $12.6 million as of June 29, 2025, representing a decrease of $2.2 million, or 17.5%. The decrease in backlog for the Applied Optics Center is primarily due to lower customer demand for laser filters and day windows.

We anticipate orders of approximately $4 million for laser filter units in support of the Next Gen Squad weapon fire control system which has been delayed by the customer and is expected to be awarded in the next three to six months. In addition, we currently have in excess of $24 million in open customer quotes for new products that we expect to yield between $10 million and $12.5 million in customer awards during the next 6 months.

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

Three Months Ended June 28, 2026 Compared to the Three Months Ended June 29, 2025

Revenue. For the three months ended June 28, 2026, revenue decreased by $1.4 million or 12.4% compared to the prior year period as set forth in the table below:

	Three months ended
	(Thousands)
Product Line	June 28, 2026	June 29, 2025	Variance	% Chg
Periscopes	$3,103	$5,526	$(2,423)	(43.8)%
Sighting Systems	821	431	390	90.5%
Howitzers	81	-	81	-
Other	672	881	(209)	(23.7)%
Optex Systems - Richardson	4,677	6,838	(2,161)	(31.6)%
Optical Assemblies	649	277	372	134.3%
Laser Filters	2,638	2,982	(344)	(11.5)%
Day Windows	279	229	50	21.8%
Other	1,486	784	702	89.5%
Applied Optics Center - Dallas	5,052	4,272	780	18.3%
Total Revenue	$9,729	$11,110	$(1,381)	(12.4)%

Optex Richardson revenue decreased by $2.2 million or 31.6% for the three months ended June 28, 2026 as compared to the prior year period with lower deliveries on periscopes and other, partially offset by increases in the XM30 sighting system program and completion of first article inspection on the SM10 Howitzer program. Periscope revenues of approximately $1.5 million were pushed from the current fiscal quarter into the fourth quarter as a result of delivery schedule issues with two key customers. The parts were completed in finished goods as of June 28, 2026 pending delivery date changes from the customer. We anticipate our fourth fiscal quarter revenue to be substantially higher.

Applied Optics Center revenue increased by $0.8 million or 18.3% for the three months ended June 28, 2026, compared with the prior-year period. This increase was primarily driven by new orders for commercial optical assemblies and other specialty coatings, partially offset by a decrease in customer demand for laser filters.

Gross Margin. The gross margin during the three-month period ended June 28, 2026 was 34.2% of revenue as compared to a gross margin of 28.5% of revenue for the prior year period. Consolidated gross profit for the three months ended June 28, 2026 increased $0.2 million compared to the same period in the prior year. Cost of sales decreased to $6.4 million for the recently completed period as compared to the prior year period of $7.9 million on lower revenue, changes in mix and completion of low margin and loss contracts during the first half of fiscal year 2026.

G&A Expenses. During the three months ended June 28, 2026 and June 29, 2025, we recorded operating expenses of $1.9 million and $1.3 million, respectively. The increase in general and administrative costs consisted of approximately $0.3 million in higher labor and fringe benefit costs, $0.2 million in increased stock-based compensation expense, $0.1 million in higher royalty expenses, and $0.1 million in higher professional fees, information technology support services, research and development costs, consulting fees, and other expenses.

Operating Income. For the three months ended June 28, 2026, we recorded operating income of $1.4 million, as compared to operating income of $1.9 million for the three months ended June 29, 2025. The $0.5 million decrease was primarily attributable to increased general and administrative costs, partially offset by higher gross profit.

Nine Months Ended June 28, 2026 Compared to the Nine Months Ended June 29, 2025

Revenue. For the nine months ended June 28, 2026, revenue decreased by $1.5 million or 5.1% compared to the prior year period as set forth in the table below:

	Nine months ended
	(Thousands)
Product Line	June 28, 2026	June 29, 2025	Variance	% Chg
Periscopes	$11,580	$13,862	$(2,282)	(16.5)%
Sighting Systems	2,027	1,165	862	74.0%
Howitzers	82	-	82	-
Other	2,559	1,545	1,014	65.6%
Optex Systems - Richardson	16,248	16,572	(324)	(2.0)%
Optical Assemblies	1,142	1,255	(113)	(9.0)%
Laser Filters	7,123	9,535	(2,412)	(25.3)%
Day Windows	870	807	63	7.8%
Other	3,118	1,869	1,249	66.8%
Applied Optics Center - Dallas	12,253	13,466	(1,213)	(9.0)%
Total Revenue	$28,501	$30,038	$(1,537)	(5.1)%

Optex Richardson revenue decreased by $0.3 million or 2.0% for the nine months ended June 28, 2026 as compared to the prior year period with decreased revenue in periscope products.

Applied Optics Center revenue decreased by $1.2 million or 9.0% for the nine months ended June 28, 2026 as compared to the prior year period. This shortfall was primarily driven by lower revenue in laser filters partially offset by increased revenue in other specialty coatings.

Gross Margin. The gross margin during the nine-month period ended June 28, 2026 was 30.9% of revenue as compared to a gross margin of 28.8% of revenue for the prior year period and consolidated gross profit increased $0.2 million compared to the same period in the prior year. Cost of sales decreased to $19.7 million for the recently completed period as compared to the prior year period of $21.4 million on lower revenue, changes in mix and completion of low margin and loss contracts during the first half of fiscal year 2026.

G&A Expenses. For the nine months ended June 28, 2026 and June 29, 2025, general and administrative expenses were $5.6 million and $3.6 million, respectively, representing an increase of $2.0 million compared to the prior-year period. The increase in general and administrative costs consisted of approximately $1.0 million in higher labor and fringe benefit costs, $0.5 million in increased stock-based compensation expense, $0.2 million in royalty expenses, and $0.3 million in higher professional fees, information technology support services, research and development costs, consulting fees, and other expenses.

Operating Income. For the nine months ended June 28, 2026, operating income was $3.2 million, compared to $5.1 million for the nine months ended June 29, 2025. The decrease in operating income was primarily attributable to increased general and administrative costs partially offset by higher gross profit.

Liquidity and Capital Resources

As of June 28, 2026, Optex Systems Holdings had working capital of $23.9 million, as compared to $21.1 million as of September 28, 2025. During the nine months ended June 28, 2026, we generated operating cash of $1.0 million, primarily driven by net income, partially offset by changes in working capital. During the nine months ended June 28, 2026, there were no borrowings or payments against the Texas Capital Facility (as defined below).

The Company has capital commitments of $2.8 million for the purchase of property and equipment including a DLC coater, a prototype metal machining center, a high vacuum coating system and a 4D PhaseCam LWIR Interferometer and accessories.

Backlog as of June 28, 2026 was $30.1 million as compared to $38.3 million as of June 29, 2025, representing a decrease of 21.4%. For further details, see “Results of Operations – New Orders and Backlog” above.

The Company has historically funded its operations through cash from operations, convertible notes, common and preferred stock offerings and bank debt. The Company’s ability to generate positive cash flows depends on a variety of factors, including the continued development and successful marketing of the Company’s products.

At June 28, 2026, the Company had approximately $6.2 million in cash and no outstanding balance on our revolving credit line. As of June 28, 2026, our outstanding accounts receivable balance was $4.3 million which will be collectible during the following quarter.

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

Please refer to “Note 4 – Commitments and Contingencies – Non-cancellable Operating Leases” for a tabular depiction of our remaining minimum lease and estimated Common Area Maintenance (“CAM”) payments under our leases as of June 28, 2026, which disclosure is incorporated herein by reference.

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

On May 21, 2025, the Company and Optex Systems, Inc. renewed their existing credit facility with the Lender by entering into a new Business Loan Agreement (the “Loan Agreement”), effective May 22, 2025, pursuant to which the Lender continues to make available to Borrowers a revolving line of credit in the principal amount of $3 million (the “Texas Capital Facility”). The commitment period for advances under the Texas Capital Facility is twenty-four months, expiring on May 22, 2027 (the “Maturity Date”). Outstanding advances under the Texas Capital Facility will accrue interest at a variable rate equal to secured overnight financing rate plus a specific margin. The interest rate is currently 6.4% per annum.

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing capital expenditures (limited to $1 million per year), indebtedness and liens, affiliate transactions, fundamental changes (including change in management), investments, and restricted payments (including dividends). The Loan Agreement also requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1. The Texas Capital Facility is secured by substantially all of the operating assets of the Borrowers as collateral. The Borrowers’ obligations under the Texas Capital Facility are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement. The Loan Agreement further provides for a $125,000 letter of Credit sublimit. As of June 28, 2026, the Company was in compliance with all covenants under the Texas Capital Facility.

As of June 28, 2026, the outstanding balance under the Texas Capital Facility was zero. For the quarter ended June 28, 2026, the total interest expense under the Texas Capital Facility was zero.

On July 14, 2026, Optex Systems Holdings, Inc., a Delaware corporation (the “Company”), and its subsidiary, Optex Systems, Inc., a Delaware corporation (“Optex”, and with the Company, the “Borrowers”), entered into a master equipment finance loan and security agreement (the “Master Agreement”) with Texas Capital Bank (the “Bank”). Under a related interim funding addendum (the “Addendum”), the Bank provided interim funding of $246,783 (the “First Interim Loan”) to cover the first installment of an installment purchase of an approximately $2.1 million high vacuum coating system. The First Interim Loan is secured by the Borrowers’ interest in the coating system, and the Borrowers have the option of repaying the First Interim Loan or converting it into a fixed or floating rate term loan under the Master Agreement upon delivery and acceptance of the coating system, in full. The First Interim Loan incurs interest, payable monthly, at the secured overnight financing rate (or at the Borrowers’ election, a base rate) plus 2.75%, and must be converted into a term loan under the Master Agreement or repaid on or before January 10, 2027. The Company expects to finance the remaining installments of the purchase price for the coating system through additional secured funding from the Bank under the Master Agreement, although the Bank is not obligated to provide such funding. The Master Agreement contains cross-default and cross-collateralization provisions, customary affirmative and negative covenants and events of default, requires the Borrowers to maintain a fixed charge coverage ratio of at least 1.25:1 and a total leverage ratio of 3.00:1, and permits the Bank to demand a prepayment indemnity.

During the nine months ended June 28, 2026 the Company declared and paid no dividends. As of June 28, 2026, there are no outstanding declared and unpaid dividends.

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

Our critical accounting estimates include warranty costs, contract losses and the deferred tax asset valuation. Future warranty costs are based on the estimated cost of replacement for expected returns based upon our most recent experience rate of defects as a percentage of warranty covered sales. Our warranty covered sales primarily include the Applied Optics Center optical assemblies. While our warranty period is 12 months, our reserve balances assume a general 90-day return period for optical assemblies previously delivered plus any returned backlog in-house that has not yet been repaired or replaced to our customer. If our actual warranty returns should significantly exceed our historical rates on new customer products, significant production changes, or substantial customer changes to the 90-day turn-around times on returned goods, the impact could be material to our operating profit. We monitor the actual warranty costs incurred to the expected values on a quarterly basis and adjust our estimates accordingly. During the last twelve months, we have experienced a significant reduction in warranty return rates on Applied Optics Center optical assemblies which, combined with resolution of the warranty issue we experienced in 2025 on our day window products, resulted in a favorable adjustment to our warranty reserve balance. As of June 28, 2026, the Company had accrued warranty costs of $25 thousand, as compared to $162 thousand as of September 28, 2025.

As of June 28, 2026 and September 28, 2025, we had $29 thousand and $132 thousand, respectively, of contract loss reserves included in our balance sheet accrued expenses. These loss contracts were related to some of our older legacy periscope and day window contracts which were priced prior to the Covid-19 pandemic and have been affected by inflationary price increases on component parts and commodities and higher internal manufacturing costs (as a result of escalating labor costs and higher burden rates). These contracts are three-year Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts with two optional award years, and as such, we are obligated to accept new task awards against these contracts until the contract expiration. Should contract costs continue to increase above the negotiated selling price, or in the event the customer should release substantial quantities against these existing loss contracts, the losses could be material. For contracts currently in a loss status based on the estimated per unit contract costs, losses are booked immediately on new task order awards. During the three and nine months ended June 28, 2026, the Company recognized zero and $174 thousand, respectively, in new loss reserves against two long-term Indefinite Delivery Indefinite Quantity contracts, made shipments resulting in reductions of $27 thousand and $218 thousand, respectively, against existing loss reserves, and recognized a reduction due to a change in estimate of $59 thousand with respect to existing loss reserves. During the three and nine months ended June 29, 2025, the Company recognized $32 thousand and $101 thousand, respectively, in loss reserves on new contract awards, changes in estimates for the contract loss reserves of $184 thousand and $134 thousand, respectively, and applied reserves of ($19) thousand and ($71) thousand, respectively to cost of sales against revenue booked during the periods. As of June 28, 2026, one of the loss contracts was completed and the Company had one remaining loss contract on its backlog with an expired ordering period that is no longer subject to new contract task awards.

As of June 28, 2026 and September 28, 2025, the Company had a net carrying value of $1.0 million and $1.2 million in deferred tax assets, respectively, represented by deferred tax assets of $1.8 million and $2.0 million, respectively, and a deferred tax asset valuation allowance of $0.8 million and $0.8 million, respectively, against those assets. The valuation allowance has been established due to historical losses resulting in a Net Operating Loss Carryforward for each of the fiscal years 2011 through 2016 which cannot be fully recognized due to an IRS Section 382 limitation related to a change in control. The valuation allowance covers certain deferred tax assets where we believe we will be unlikely to recover those tax assets through future operations. The valuation reserve includes assumptions related to future taxable income which would be available to cover net operating loss carryforward amounts. Because of the uncertainties of future income forecasts combined with the complexity of some of the deferred assets, these forecasts are subject to change over time. While we believe our current estimate to be reasonable, changing market conditions and profitability, changes in equity structure and changes in tax regulations may impact our estimated reserves in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 28, 2026, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation described above, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 28, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 28, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material litigation pending or threatened against us.

Item 1A. Risk Factors

There have been no material changes in risk factors since the risk factors set forth in the Form 10-K filed for the year ended September 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Issuer Purchases of Equity Securities1

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended June 28, 2026.

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

1 Note to OPXS: Please confirm no purchases made under the Repurchase Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 11, 2026	By:	/s/ Chad George
Chad George
Principal Executive Officer

OPTEX SYSTEMS HOLDINGS, INC.

Date: August 11, 2026	By:	/s/ Karen Hawkins
Karen Hawkins
Principal Financial Officer and
Principal Accounting Officer

